Form 10QSB
period 1999-09-30
GREENVILLE FIRST BANCSHARES INC
filed 1999-12-02
CIK 1090009

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

    South Carolina                                      58-2459561
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

1805 Laurens Road
Greenville, S.C.                                            29607
---------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  864-679-9000
                               ------------------
                               (Telephone Number)


                                 Not Applicable
                          -----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      1,100,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 12, 1999.

      Transitional Small Business Disclosure Format (check one):  YES    NO  [X]

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements of Greenville First Bancshares, Inc. (the "Company") are set forth in the following pages.

                        GREENVILLE FIRST BANCSHARES, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


ASSETS

Cash and cash equivalents                                                          $   7,032
Property and equipment                                                                52,835
Deferred stock offering costs                                                         84,466
                                                                                   ---------
       Total assets                                                                $ 144,333
                                                                                   =========


LIABILITIES AND ORGANIZERS' DEFICIT

LIABILITIES
   Line of credit                                                                  $ 350,000
   Interest payable                                                                    9,495
   Accounts payable                                                                   63,488
                                                                                   ---------
                                                                                     422,983
COMMITMENTS AND CONTINGENCIES - Notes 2 and 3


ORGANIZERS' DEFICIT
   Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized
   Additional paid-in capital                                                            100
   Retained deficit accumulated during the development stage                        (278,750)
                                                                                   ---------
       Total liabilities and organizers' deficit                                   $ 144,333
                                                                                   =========








    The accompanying notes are an integral part of this financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS
                                                                 ENDED                  INCEPTION THROUGH
                                                           SEPTEMBER 30, 1999           SEPTEMBER 30, 1999
                                                           ------------------            ------------------
EXPENSES
  Salaries and payroll taxes                                     $  82,588                    $ 151,554
  Professional fees                                                 12,000                       50,000
  Marketing                                                            472                       24,995
  Insurance                                                         11,771                       16,492
  Rent                                                               3,200                        5,600
  Utilities and supplies                                             3,895                        8,069
  Interest                                                           6,247                        9,495
  Other                                                              6,468                       12,545
                                                                 ---------                    ---------
      Loss before provision for income taxes                      (126,641)                    (278,750)

PROVISION FOR INCOME TAXES                                              --                           --
                                                                 ---------                    ---------
      Net loss                                                   $(126,641)                   $(278,750)
                                                                 =========                    =========










    The accompanying notes are an integral part of this financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF CHANGES IN ORGANIZERS' DEFICIT
            FOR THE PERIOD FROM FEBRUARY 22, 1999 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                               RETAINED
                                                                               DEFICIT
                                                                              ACCUMULATED
                                       COMMON STOCK            ADDITIONAL     DURING THE
                                  ----------------------        PAID-IN       DEVELOPMENT
                                  SHARES          AMOUNT        CAPITAL         STAGE                 TOTAL
                                  ------          ------       ----------     -----------         -----------
PROCEEDS FROM THE SALE OF
   STOCK TO ORGANIZERS            100          $       --       $  100          $      --          $      100

NET LOSS                           --                               --           (278,750)           (278,750)
                                -----          ----------       ------         ----------          ----------
BALANCE, SEPTEMBER 30, 1999       100          $       --       $  100         $ (278,750)         $ (278,750)
                                =====          ==========       ======         ==========          ==========























    The accompanying notes are an integral part of this financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM FEBRUARY 22,1999 (DATE OF INCEPTION)
                           THROUGH SEPTEMBER 30, 1999
                                   (UNAUDITED)


NET CASH USED FOR PRE-OPERATING ACTIVITIES
   Net loss                                                            $(278,750)
   Deferred stock offering costs                                         (84,466)
   Interest payable                                                        9,495
   Accounts payable                                                       63,488
                                                                       ---------
         Net cash used for pre-operating activities                     (290,233)
                                                                       ---------


INVESTING ACTIVITIES
   Purchase of Property and equipment                                    (52,835)
                                                                       ---------

FINANCING ACTIVITIES
   Proceeds from borrowings on line of credit                            350,000
   Proceeds from issuance of stock to organizer                              100
                                                                       ---------
         Net cash provided by financing activities                       350,100
                                                                       ---------
         Net increase in cash


CASH AND CASH EQUIVALENTS,  FEBRUARY 22, 1999
   (DATE OF INCEPTION)                                                        --
                                                                       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   7,032
                                                                       =========












    The accompanying notes are an integral part of this financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

         GREENVILLE FIRST BANCSHARES, INC. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of GREENVILLE FIRST BANK (in organization) (the "Bank"). The Bank is being organized as a national bank under the laws of the United States with the purpose of becoming a new bank to be located in Greenville County, South Carolina. The Company has filed a charter application with the OCC and an application for deposit insurance with the FDIC. The company has received preliminary approval from the OCC. Provided that the applications are timely approved and the necessary capital is raised, it is expected that banking operations will commence in January 2000.

         The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

         On October 29, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share. The offering raised $10,196,000 net of estimated underwriting discounts and commissions and offering expenses. The directors and executive offices of the Company purchased 265,900 shares of common stock at $10 per share, for a total of $2,659,000. Upon purchase of these shares, the Company will issue stock warrants to the organizers to purchase up to an additional 129,950 shares of common stock. Additionally, the underwriter may exercise the over-allotment option and purchase up to 165,000 additional shares of common stock. The remaining shares will be sold through a public offering. The Company will use $8.5 million of the proceeds to capitalize the proposed Bank. (See subsequent event Footnote 5)

YEAR-END

         The Company has adopted a fiscal year ending on December 31, effective for the period ending December 31, 1999. A minimal amount of transactions occurring prior to the Company's incorporation have been combined in these financial statements for ease of presentation.

ESTIMATES

         The financial statements include estimates and assumptions that affect the Company's financial position, results of operations, and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limits.

DEFERRED STOCK OFFERING COSTS

         Deferred stock offering costs are expenses incurred by the Company in connection with the offering and issuance of its stock. The deferred stock offering costs will be deducted from the Company's additional paid-in capital after the stock offering. If the stock offering is deemed unsuccessful, all deferred stock offering costs will be charged to operations during the period in which the offering is deemed unsuccessful.

ORGANIZATION COSTS

         Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company and the Bank. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At September 30, 1999, no taxable income has been generated and therefore, no tax provision has been included in these financial statements.



NOTE 2 - LINE OF CREDIT

         The Company has established a $600,000 line of credit with an individual to fund operating expenses of the Company during the development stage. The line is uncollateralized and is guaranteed by the organizers. The line bears interest at the prime rate and expires February 28, 2000. As of September 30, 1999, $350,000 is outstanding on this line of credit. On October 29, 1999, the Company's line of credit was repaid. (See subsequent event Footnote 5)



NOTE 3 - COMMITMENTS AND CONTINGENCIES

         The Company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications and to assist in preparing stock offering documents and consummating the Company's initial offering. The aggregate cost of the services is expected to approximate $90,000. Including in deferred stock offering cost at September 30, 1999 is $56,551 of legal cost.

         The Company leases temporary office space under a month-to-month operating lease requiring monthly payments of $800. Additionally, the Company has entered into a 12-month operating lease for a modular unit to temporarily serve as its first commercial bank office. The lease requires monthly payments of approximately $5,880.

         The Company has also entered into an operating lease for the property of its first commercial bank office for $500 a month. Future plans are to construct its main building on this site and to lease the building and property for approximately $17,000 per month for 20 years.

         The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon early termination.

         The Company has entered into an agreement with a data processor to provide ATM services, item processing and general ledger processing. Components of this contract include minimum charges based on volume and include initial setup costs of approximately $87,400.



NOTE 4 - RELATED PARTY TRANSACTIONS

         One of the organizers of the Company owns the land where the Company will lease the land and building for use as its main office (Note 3).



NOTE 5 - SUBSEQUENT EVENT

         On October 29, 1999, the Company sold 1,100,000 shares of stock at $10.00 per share. A total of approximately $10,196,000, net of underwriting discounts, commissions and operating expenses was used to capitalize the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following is a discussion of the Company's financial condition as of and for the period ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-83851) as filed with and declared effective on October 29, 1999, by the Securities and Exchange Commission.

FINANCIAL CONDITION

         The Company was organized on February 22, 1999. The Company's initial principal activities have been related to its organization and initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

         At September 30, 1999, the Company had total assets of $144,333. These assets consisted principally of cash of $7,032, deferred stock offering costs of $84,466, and property and equipment of $52,835. Property and equipment consists primarily of improvements to the Bank's current main office site and computer equipment. The Company has entered into an operating lease for the property of its first commercial bank office for $500 a month. Future plans are to construct its main building on this site and to lease the building and property for approximately $17,000 per month for 20 years.

         The Company's liabilities at September 30, 1999 were $422,983 and consisted of advances under a line of credit of $350,000, accounts payable of $63,488 and accrued interest payable. The Company's line of credit was repaid on October 29, 1999 with proceeds from the offering. The Company had an organizers' deficit of $278,750 at September 30, 1999.

         The Company had a net loss of $126,641 for the three months ended September 30, 1999, or a pro forma net loss of $.12 per share for the three months ended September 30, 1999 based on the actual shares of 1,100,000 which were outstanding as a result of the offering that was completed on October 29, 1999. The Company also incurred a net loss of $278,750 from inception through September 30, 1999, or a pro forma net loss of $.25 per share since inception based on the actual shares of 1,100,000 which were outstanding as a result of the offering that was completed on October 29, 1999. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the stock of the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission (the "SEC"), selling the Company's common stock, meetings and discussions among various organizers regarding various preopening issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

         On October 29, 1999, a total of $10,196,000 was used to capitalize the Company. Of this amount, $8,500,000 is expected to be used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional future capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimated the Company's deficit when the Bank opens to be approximately $500,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, we rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC and the FDIC have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We are a new company and therefore, despite our reliance upon third parties for many of our information systems, we believe that by following the procedures that are outlined below, we have the ability to minimize our Year 2000 risk.

         We have entered into an agreement with Intercept Group to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Intercept Group is a well-established company that provides similar systems and services to hundreds of financial institutions in the United States. Intercept Group has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical Year 2000 related dates. Banking regulators have approved this type of testing as a valid means of testing. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Intercept Group system did not encounter any Year 2000 problems. We therefore do not expect to encounter any Year 2000 issues in the Intercept Group system. Our agreements with Intercept Group include warranties that their system is Year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

         We will require all other significant vendors to provide similar test results and warranties regarding Year 2000 compliance. Because we have chosen our information systems and software with the Year 2000 in mind, we do not believe we will have any significant expenses associated with Year 2000 issues.

         Since the Company does not anticipate making loans until after January 1, 2000, we do not anticipate that we incur losses related to future loan customers that may encounter Year 2000 problems.

         Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business. However, we believe that it is not possible to determine with complete certainty that we have identified and corrected all Year 2000 problems. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur with our suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result any such failures could result in delaying the expected opening date of the bank.

         Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. Because we have not accepted any deposits nor plan to accept any deposits prior to December 31, 1999, we do not expect liquidity to be a problem.

         Contingency Plans. We have developed contingency plans to be implemented as part of our efforts to identify and correct any Year 2000 problems affecting our internal systems. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for our personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 problems which arise; and (d) other similar approaches. If we are required to implement any of these contingency plans, these plans could have a material adverse effect on our business.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES

           (a)   Not applicable
           (b)   Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On July 13, 1999, the sole shareholder of the Company at that time,
R. Arthur Seaver, Jr., approved the Amended and Restated Articles of Incorporation that amended the original Articles of Incorporation of Greenville First Bancshares filed March 29, 1999, and they were filed with the Secretary of State of South Carolina on July 16, 1999.

ITEM 5.    OTHER INFORMATION

          On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibit 27-  Financial Data Schedule (for SEC use only)

          (b)      Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             GREENVILLE FIRST BANCSHARES, INC.



Date:     November 30, 1999                  By:  /s/  R. Arthur Seaver, Jr.
-----------------------------                ---------------------------------
                                             Arthur Seaver, Jr.
                                             Chief Executive Officer



Date:      November 30, 1999                 By:  /s/  James M. Austin, III
------------------------------               ---------------------------------
                                             James M. Austin, III
                                             Chief Financial Officer