Form 10KSB
period 1999-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2000-03-29
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d)of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 1999
                                       Or

[  ]     Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities
         Exchange Act Of 1934
         For the Transition Period from ___________ to ________________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                  58-2459561
---------------------------                -----------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

112 Haywood Road

Greenville , S.C.                                         29607
----------------------------                       --------------------
(Address of principal executive offices)            (Zip Code)

                                  864-679-9000
                      ------------------------------------
                               (Telephone Number)

                                 Not Applicable
                    ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
    --------         -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $534,329. As of March 15, 2000, 1,150,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2000 is $6,623,250. This calculation is based upon an estimate of the fair market value of the Common Stock of $7.50 per share, which was the price of the last trade of which management is aware prior to this date.

         Transitional Small Business Disclosure Format. (Check one):  Yes   No X

                       DOCUMENTS INCORPORATED BY REFERENCE

                            Company's Proxy Statement

Item 1.    Description of Business

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     Greenville First Bancshares, Inc., was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Greenville First Bank, an association organized under the laws of the United States, to conduct a general banking business in Greenville, South Carolina.

     Since our inception on February 22, 1999, we have engaged in organizational and pre-opening activities necessary to open the bank. On October 26, 1999, we sold 1,100,000 shares of our common stock at $10 per share in our initial public offering, and on November 30, 1999, we sold 50,000 additional shares pursuant to the underwriters' over-allotment option for a total of 1,150,000 shares of common stock. The offering raised $10,646,700 net of underwriting discounts and commissions. Our directors and executive officers purchased 266,900 shares of common stock in this offering. Upon purchase of these shares, the Company issued stock warrants to the organizers to purchase up to an additional 129,950 shares of common stock.

     On January 10, 2000, we opened the bank. Of the net proceeds from the offering, we used $8,500,000 to capitalize the bank. The bank's funds were applied primarily to provide funds for the bank's investments and lending operations, for leasing our temporary and permanent facilities, for furnishing and equipping the bank, and for other general corporate purposes.

Marketing Focus

      The bank is the first independent bank organized in the City of Greenville in over ten years. Because there are few locally owned banks left in Greenville, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. The bank uses the theme "Welcome to Hometown Banking," and it actively promotes it in our target market. While the bank has the ability to offer a breadth of products similar to large banks, we emphasize the client relationship. We believe that the proposed community focus of the bank will succeed in this market, and that the area will react favorably to the bank's emphasis on service to small businesses, individuals, and professional concerns. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Location and Service Area

         Our primary service area consists of Greenville County, South Carolina. We expect initially to draw a large percentage of our business from the central portion of Greenville County, within a ten mile radius of our main office. This principal service area is bounded by Rutherford Road to the north, Poinsett Highway to the west, Mauldin Road and Butler Road to the south, and Highway 14 and Batesville Road to the east. Included in this area is the highest per capita income tract in the county. Our expansion plans include the development of two "service centers" located along the periphery of our service area. These service centers will extend the market reach of our bank, and they will increase our personal service delivery capabilities to all of our customers.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, and equity- line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank's market area. We compete for these loans with competitors who are well established in the Greenville County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the officers' loan committee. The officers' loan committee has lending limits, and any loans in excess of this lending limit will be approved by the directors' loan committee. The bank does not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank generally adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may alter this policy in the future. The bank currently intends to sell its mortgage loans into the secondary market, but may choose to hold them in the portfolio in the future.

         Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank with $8.5 million, the bank has a self-imposed loan limit of $1.2 million, which represents 78% of our anticipated legal lending limit of $1.2 million. However, these limits will drop as we expect to incur losses, and therefore have less capital, in the first several years of operations. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate and Mortgage Loans. We estimate that loans secured by first or second mortgages on real estate will make up 50% of the bank's loan portfolio. These loans will generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan.

         We have the ability to originate real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

o Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We also generally require that debtor cash flow exceed 115% of monthly debt service obligations. We typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

o Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally are limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

         o        cost overruns;
         o        mismanaged construction;
         o        inferior or improper construction  techniques;
         o        economic changes or downturns during  construction;
         o        a downturn in the real estate market;
         o        rising interest rates which may prevent sale of the  property;
                  and
         o        failure to sell completed projects in a timely manner.

         We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also reduce risk by selling participations in larger loans to other institutions when possible.

o Residential Real Estate Loans. Residential real estate loans generally have longer terms up to 30 years. We offer fixed and adjustable rate mortgages. We have limited credit risk on these loans as most are sold to third parties soon after closing.

         Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce the bank's risk. Government guarantees of SBA loans do not exceed 80% of the loan value and are generally less.

         The well established banks in the Greenville County area make proportionately more loans to medium to large-sized businesses than we can. Many of the bank's commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and be amortized over periods up to 60 months. Consumer loans are offered with a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

Deposit Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market area at rates competitive to those offered in the Greenville County area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

         The bank offers other bank services including safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by mail. The bank to is associated with the Honor, Cirrus, and Master-Money, ATM networks, which are available to its customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We intend to begin offering Internet services in the second quarter of 2000. We do not expect the bank to exercise trust powers during its first year of operation.

Market Share

         As of June 30, 1999, total deposits in the bank's primary service area were almost $5.3 billion, which represented a 5% deposit growth rate from 1998. Our plan over the next five years is to grow our deposit base to $100 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

         As of March 15, 2000, the bank had 14 employees and the company has no full-time employees.

                           Supervision and Regulation

         Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the national banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the national banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

Greenville First Bancshares, Inc.

         The company owns the outstanding capital stock of the bank, and therefore it is considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o        banking and managing or controlling banks;
o        furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o        acquiring substantially all the assets of any bank;
o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o        merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o        making or servicing  loans and certain types of leases;
o        engaging in certain insurance and discount brokerage activities;
o        performing  certain data processing  services;
o acting in certain circumstances as a fiduciary or investment or financial adviser;
o        owning savings associations; and
o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "Greenville First Bank - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

Greenville First Bank

         The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

         o        security devices and procedures;
         o        adequacy of capitalization and loss reserves;
         o        loans;
         o        investments;
         o        borrowings;
         o        deposits;
         o        mergers;
         o        issuances of securities;
         o        payment of dividends;
         o        interest rates payable on deposits;
         o        interest rates or fees chargeable on loans;
         o        establishment of branches;

         o        corporate reorganizations;
         o        maintenance of books and records; and
         o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency requires the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o        internal controls;
         o        information systems and audit systems;
         o        loan documentation;
         o        credit underwriting;
         o        interest rate risk exposure; and
         o        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days' prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:


     o        submit a capital restoration plan;
     o        raise additional capital;
     o restrict their growth, deposit interest rates, and other activities;
     o        improve their management;
     o        eliminate management fees; or
     o        divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.    Description of Property
----------------------------------

         The company's main office is located at 112 Haywood Road in Greenville, South Carolina. We intend to lease the main office for approximately $25,000 per month for 20 years. We are currently operating out of a temporary facility located on the site of our main office, and we intend to complete our main office in the fourth quarter of 2000.

Item 3.    Legal Proceedings.
-----------------------------
         None.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

         Since our public offering on October 26, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "GVBK." Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,150,000 shares, for a total of $11,500,000, were sold in the initial public offering and are outstanding as of March 15, 2000. We have 46 shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the period indicated since our common stock began trading publicly in October, 1999.

                                                  Stock Price
                                                ---------------
                                            High              Low

1999

Fourth Quarter                              $10.50            $8.75

         All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the Board of Directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 1999.

                  (1) Our registration statement on Form SB-2 (File No. 333-83851) was declared effective by the Commission on October 26, 1999.

                  (2)      The offering commenced on October 26, 1999.

                  (3) The offering closed on October 29, 1999 upon the sale of 1,100,000 shares the company had registered.

                  (4)      (i)     On November  30, 1999,  the  underwriter
                                   exercised  its  over-allotment   option  and
                                   purchased an additional 50,000 securities that the company had registered.

                           (ii)    Wachovia Securities, Inc., served as
                                   underwriter for the offering.

                           (iii)   Common stock was the only class of
                                   securities registered in the offering.

                           (iv) We also registered warrants for our common stock which we have granted to our organizers.

                           (v) 1,519,950 shares of our common stock was registered, of which 1,150,000 shares were sold. Warrants to purchase 139,950 shares of our common stock for $10.00 per share were also registered in the offering. We granted to our organizers warrants to purchase a total of 129,950 shares of common stock. The warrants granted to our organizers were based on shares they purchased.

                           (vi) We incurred approximately $841,500 in expenses (including underwriters discounts) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of our securities, or affiliates.

                           (vii) Our net proceeds after deducting the total expenses described above were $10,646,700.

                           (viii) Through December 31, 1999, $5,856 of the net proceeds of the offering were invested in cash, $10,024,645 were invested in investments and related accrued interest, $111,192 in property and equipment and
                                    $534,329 was used to pay organizational costs. On October 29, 1999, the company invested $8,500,000 in the bank as initial operating capital. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of our securities, and affiliates, except for an aggregate of $233,325 paid as salaries to our officers and the bank's officers.

                           (ix) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

     Forward-Looking Statements

     The following is a discussion of the Company's financial condition as of and for the period ended December 31, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Financial Condition

     The company was organized on February 22, 1999. The company's initial principal activities have been related to its organization, the conducting of its initial public offering, obtaining approvals from the Office of the Comptroller of the Currency and FDIC of its application to charter the bank and to obtain deposit insurance, and obtaining approvals from the Federal Reserve Board for the company to acquire control of the bank.

     At December 31, 1999, the company had total assets of $10,141,693. These assets consisted principally of cash of $5,856, short-term investments of $9,777,872, accrued interest of $246,773, and property and equipment of $111,192. Property and equipment consists primarily of improvements to the bank's current main office site and computer equipment. The company has entered into an operating lease for the property of its commercial bank office for $500. Future plans are to construct its main building on this site and to lease the building and property for approximately $25,000 per month for 20 years.

     The company's liabilities at December 31, 1999 were $29,322 and consisted of accounts payable of $11,322 and accrued expenses of $18,000. The company had shareholders' equity of $10,112,371.

     The company had a net loss of $255,579 for the three months ended December 31, 1999, or a pro forma net loss of $.22 per share for the three months ended December 31, 1999 based on the actual shares of 1,150,000 which were outstanding as a result of the offering that was completed on October 29, 1999. The company also incurred a net loss of $534,329 from inception through December 31, 1999, or a pro forma net loss of $.46 per share since inception. These losses resulted from expenses incurred in connection with activities related to the organization of the company and the bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the company to acquire the bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission, selling the company's common stock, meetings and discussions among various organizers regarding various preopening issues, hiring qualified personnel to work for the bank, conducting public relation activities on behalf of the bank, developing prospective business contacts for the bank and the company, and taking other actions necessary for a successful bank opening. Because the company was in the organization stage, it had no operations other than earnings from the proceeds from the public stock offering from which to generate revenues.

     During 1999, a total of $10,646,700 was used to capitalize the company. Of this amount, $8,500,000 was used to capitalize the bank and the remainder will be used to pay organization expenses of the company and provide working capital, including additional future capital for investment in the bank, if needed. The company believes this amount will be sufficient to fund the activities of the bank in its initial stages of operations. The company believes that income from the operations of the bank will be sufficient to fund the activities of the company on an ongoing basis; however, there can be no assurance that either the bank or the company will achieve any particular level of profitability.

Item 7.  Financial Statements
-----------------------------


                          INDEX TO FINANCIAL STATEMENTS
                FOR THE PERIOD FROM FEBRUARY 22, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 1999



Report of Independent Public Accountant..............................F-2

Balance Sheet........................................................F-3

Statement of Operations..............................................F-4

Statement of Changes in Organizers' Deficit..........................F-5

Statement of Cash Flows..............................................F-6

Notes to Financial Statements...................................F-7- F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Directors
Greenville First Bancshares, Inc.
Greenville, South Carolina

           We have audited the accompanying balance sheet of Greenville First Bancshares, Inc. (a development stage enterprise) as of December 31, 1999 and the related statements of operations, changes in organizers' deficit and cash flows for the period from February 22, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. (a development stage enterprise) as of December 31, 1999 and the results of its operations and its cash flows for the period from February
22, 1999 through December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Elliott, Davis & Company, LLP
February 25, 2000



                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS



ASSETS
   Cash and cash equivalents                                                $         5,856
   Federal funds sold                                                             1,460,000
   Investments                                                                    8,317,872
   Accrued interest                                                                 246,773
   Property and equipment                                                           111,192
                                                                            ---------------
       Total assets                                                         $    10,141,693
                                                                            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Accounts payable                                                         $        11,322
   Accrued expenses                                                                  18,000
                                                                            ---------------
Total liabilities                                                                    29,322
                                                                            ---------------

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued-
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,150,000 issued                                                    11,500
   Additional paid-in capital                                                    10,635,200
   Retained deficit accumulated during the development stage                       (534,329)
                                                                            ---------------
       Total stockholders' equity                                                10,112,371
                                                                            ---------------
       Total liabilities and stockholders' equity                           $    10,141,693
                                                                            ===============



    The accompanying notes are an integral part of this financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
            For the period from February 22, 1999 (date of inception)
                            through December 31, 1999

INTEREST INCOME                                              $        92,676


EXPENSES

   Salaries and payroll taxes                                        336,877
   Professional fees                                                 120,014
   Marketing                                                          32,371
   Application                                                        27,850
   Insurance                                                          10,960
   Interest                                                           12,049
   Occupancy                                                          13,001
   Office Supplies                                                    28,081
   Membership dues and subscriptions                                  16,879
   Telephone                                                           6,737
   Other                                                              22,186
                                                             ---------------
       Total expenses                                                627,005
                                                             ---------------
       Loss before provision for income taxes                       (534,329)

PROVISION FOR INCOME TAXES                                                 -
                                                             ---------------
       Net loss                                              $      (534,329)
                                                             ===============




    The accompanying notes are an integral part of this financial statement.



                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF CHANGES IN ORGANIZERS' DEFICIT
            For the period from February 22, 1999 (date of inception)
                            through December 31, 1999



                                                                                             Retained
                                                                                               deficit
                                                                                             accumulated
                                                 Common stock             Additional          during the
                                            -------------------------       paid-in          development
                                              Shares      Amount            capital             stage          Total
                                            ---------    ------------    ------------      --------------      -----
Proceeds from the sale of stock (net
   of offering expenses of $854,110)             11,500   $    11,500   $   10,635,200   $               -  $  10,646,700

Net loss                                              -             -                -            (534,329)      (534,329)
                                            -----------   -----------   --------------   -----------------  -------------

Balance, December 31, 1999                       11,500   $    11,500   $   10,635,200   $        (534,329) $  10,112,371
                                            ===========   ===========   ==============   =================  =============


                                      F-5

    The accompanying notes are an integral part of this financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
            For the period from February 22,1999 (date of inception)
                            through December 31, 1999

NET CASH USED FOR PRE-OPERATING ACTIVITIES

   Net loss                                                          $(534,329)
   Changes in operating liabilities increasing cash                     29,322
                                                               ---------------
         Net cash used for pre-operating activities                   (505,007)
                                                               ---------------


INVESTING ACTIVITIES

   Increase in federal funds sold                                   (1,460,000)
   Purchase of securities                                          (18,464,645)
   Maturity of securities                                            9,900,000
   Purchase of property and equipment                                 (111,192)
                                                               ----------------
         Net cash used for investment activities                   (10,135,837)
                                                               ---------------


FINANCING ACTIVITIES

   Proceeds from borrowings on line of credit                          400,000
   Repayment of borrowings on line of credit                          (400,000)
   Proceeds from sale of stock                                      10,646,700
                                                               ---------------
         Net cash provided by financing activities                  10,646,700
                                                               ---------------
         Net increase in cash                                            5,856


CASH AND CASH EQUIVALENTS,  FEBRUARY 22, 1999

   (date of inception)                                                       -
                                                               ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $         5,856
                                                               ===============


     The accompanying notes are an integral part ofthis financial statement.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     Greenville First Bancshares, Inc. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank (in organization) (the "Bank"). The Bank is a national bank under the laws of the United States located in Greenville County, South Carolina. The company received approval from both the FDIC and the OCC on January 7, 2000. The Bank began operations on January 10, 2000.

     The Company as of December 31, 1999 was a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations had not commenced and revenue has not been recognized from the planned principal operations.

     On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares. The offering raised $10,647,000 net of estimated underwriting discounts and commissions and offering expenses. The directors and executive officers of the Company purchased 266,900 shares of common stock at $10 per share, for a total of $2,660,000. Upon purchase of these shares, the Company issued stock warrants to the organizers to purchase up additional 129,950 shares of common stock. The Company used $8.5 million of the proceeds to capitalize the Bank.

Year-end

   The Company has adopted a fiscal year ending on December 31, effective for the period ending December 31, 1999. A minimal amount of transactions occurring prior to the Company's incorporation have been combined in these financial statements for ease of presentation.

Estimates

   The financial statements include estimates and assumptions that effect the Company's financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Statement of cash flows

   For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due from Banks." Cash and cash equivalents have an original maturity of three months or less.

Investment securities

   The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale securities: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive loss).

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

2. Held to maturity securities: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

                       GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

3. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

       Gains or losses on dispositions of investment securities are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Organization costs

   Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

Income taxes

  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 1999, no taxable income has been generated and therefore, no tax provision has been included in these financial statements.

NOTE 2 - FEDERAL FUNDS SOLD

           When the Company's cash reserves are in excess of the required amount, it may lend excess to other banks on a daily basis. At December 31, 1999, federal funds sold amounted to $1,460,000.

NOTE 3 - INVESTMENT SECURITIES

           The amortized costs and fair value of investment securities available for sale as of December 31, 1999 are as follows:

                                              Amortized             Fair
                                                  cost              value
                                             ----------             -----
   Federal agencies
     Due within one year                     $ 8,317,872            $ 8,317,872


NOTE 4 - LINE OF CREDIT

       The Company had available at December 31, 1999 a line of credit from a correspondent bank for short-term borrowings equal to 25 percent of the Company's capital.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

       The Company has entered into a 12-month operating lease for a modular unit to temporarily serve as its commercial bank office. The lease requires monthly payments of approximately $5,880.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - COMMITMENTS AND CONTINGENCIES, Continued

       The Company has also entered into an operating lease for the property of its temporary bank office for $500. Future plans are to construct its main building on an adjacent site and to lease the building and property for approximately $25,000 per month for 20 years. The Company entered into an agreement for preparation of site for the temporary facility at an estimated cost of $75,000. This cost will be amortized over one year.

       The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon early termination.

       The Company has entered into an agreement with a data processor to provide ATM services, item processing and general ledger processing. Components of this contract include minimum charges based on volume and include initial setup costs of approximately $87,400 per year.

       The Company has entered into a 36 month operating lease on an automobile that is used by the Company's president and chief executive officer. The monthly payments are $620. At December 31, 1999 thirty-three lease payments remained.

NOTE 6 - RELATED PARTY TRANSACTIONS

       One of the directors of the Company prepared the site for the temporary bank office and owns the land where the Company will lease the land and building for use as its main office (Note 5).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------

         In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000 is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         In response to this Item, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May11, 2000 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000 is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K
-------------------------------------------------

(a)      The following documents are filed as part of this report:

1.1 Form of Underwriting Agreement between Greenville First Bancshares and Wachovia Securities (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.1. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

4.1. See Exhibits 3.1 and 3.2 for provisions in Greenville First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit
         4.1 of the Registration Statement on Form SB-2, File No. 333-83851).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1. Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.2. *Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC

10.3 Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

10.4     Form of Stock Warrant  Agreement  (incorporated by reference to Exhibit
         10.4 of the Registration Statement on Form SB-2, File No. 333-83851).

10.5 Promissory Note dated February 22, 1999 from Greenville First Bancshares, Inc. in favor of John J. Meindl, Jr. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-83851).

10.6 *Standard Form of Agreement between Greenville First Bancshares, Inc. and AMI Architects

27.1     *Financial Data Schedule (for electronic filing purposes)

-----------------------------
         *Filed herewith

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREENVILLE FIRST BANCSHARES, INC.


Date:   March 28, 2000                By:  /s/ R. Arthur Seaver, Jr.
       --------------------------          -------------------------------------
                                           President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Arthur Seaver, Jr., his true and
lawful   attorney-in-fact  and  agent,  with  full  power  of  substitution  and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ James M. Austin
----------------------------
James M. Austin, III              Chief Financial Officer,      March 29, 2000
                                  Principal Financial and
                                  Accounting Officer

-----------------------------
Andrew B. Cajka                   Director                      March --, 2000


/s/ Mark A. Cothran
----------------------------
Mark A. Cothran                   Director                      March 29, 2000

/s/ Leighton M. Cubbage
----------------------------
Leighton M. Cubbage               Director                      March 29, 2000


/s/ Tecumseh Hooper
----------------------------
Tecumseh Hooper, Jr.              Director                      March 29, 2000

/s/ Rudolph G. Johnston
------------------------------
Rudolph G. Johnstone, III, M.D.   Director                      March 29, 2000

/s/ Keith J. Marrero
----------------------------
Keith J. Marrero                  Director                      March 29, 2000

/s/ James B. Orders
----------------------------
James B. Orders, III              Director, Chairman            March 29, 2000


/s/ William B. Sturgis
----------------------------
William B. Sturgis                Director                      March 29, 2000

/s/ R. Arthur Seaver
----------------------------
R. Arthur Seaver, Jr.             Director, Chief Executive     March 29, 2000
                                  Officer and President
                                  (principal executive officer)
/s/ Fred Gilmer
----------------------------
Fred Gilmer, Jr.                  Director, Senior Vice-        March 29, 2000
                                  President

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

1.1 Form of Underwriting Agreement between Greenville First Bancshares and Wachovia Securities (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.1. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

4.1. See Exhibits 3.1 and 3.2 for provisions in Greenville First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit
         4.1 of the Registration Statement on Form SB-2, File No. 333-83851).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1. Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.2. *Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC

10.3 Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

10.4     Form of Stock Warrant  Agreement  (incorporated by reference to Exhibit
         10.4 of the Registration Statement on Form SB-2, File No. 333-83851).

10.5 Promissory Note dated February 22, 1999 from Greenville First Bancshares, Inc. in favor of John J. Meindl, Jr. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-83851).

10.6 *Standard Form of Agreement between Greenville First Bancshares, Inc. and AMI Architects

27.1     *Financial Data Schedule (for electronic filing purposes)


----------------------------------

         *Filed herewith