Form 10QSB
period 2000-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2000-05-15
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                         58-2459561
      ---------------------            ----------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)

               1805 Laurens Road

               Greenville, S.C.                                 29607
          ----------------------------------------           -----------
          (Address of principal executive offices)           (Zip Code)

                                  864-679-9000
                              -------------------
                               (Telephone Number)

                                 Not Applicable
                             ----------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of May 5, 2000.

      Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                      ---    --

                        GREENVILLE FIRST BANCSHARES, INC.

                          PART I. FINANCIAL INFORMATION

 Item 1.      Financial Statements



         The financial statements of Greenville First Bancshares, Inc. (the "Company") are set forth in the following pages.




                        GREENVILLE FIRST BANCSHARES, INC
                                 BALANCE SHEETS

                                                                          March 31, 2000           December 31, 1999
                                                                            (Unaudited)            (Development Stage
                                                                                                      Enterprise)
                               Assets                                                                  (Audited)

Cash and due from bank                                                    $       1,126,801        $           5,856
Federal funds sold                                                                7,740,000                1,460,000
Investments securities available for sale                                         5,469,569                8,317,872
Loans                                                                            13,059,001                        -
   Less reserve for loan losses                                                    (100,000)                       -
                                                                          ------------------       -----------------
                                                                                 12,959,001                        -
                                                                          -----------------        -----------------
Accrued interest                                                                    104,226                  246,773
Property and equipment                                                              264,358                  111,192
Other assets                                                                         82,150
                                                                          -----------------        -----------------
         Total Assets                                                     $      27,746,105        $      10,141,693
                                                                          =================        =================

                Liabilities and Stockholders' Equity

Liabilities
Deposits                                                                  $      17,486,026        $               -
Accounts payable                                                                    315,760                   11,322
Accrued expense                                                                      67,568                   18,000
Accrued interest expense                                                             42,002                        -
Other                                                                                 1,300                        -
                                                                          -----------------        -----------------
                                                                                 17,912,656                   29,322
                                                                          -----------------        -----------------

Commitments and Contingencies

Stockholders' Equity

   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued
   Common Stock, par value $.01 per share
         10,000,000 shares authorized 1,150,000 issued
         and outstanding at March 31, 2000 and
         December 31, 1999.                                                          11,500                   11,500
   Additional paid-in capital                                                    10,635,200               10,635,200
   Retained deficit                                                                (808,448)                (534,329)
   Accumulated other comprehensive loss                                              (4,803)                       -
                                                                          ------------------       -----------------
       Total stockholders' equity                                                 9,833,449               10,112,371
                                                                          -----------------        -----------------
   Total  liabilities  and  stockholders'  equity                              $ 27,746,105             $ 10,141,693
                                                                          =================        =================
See Notes to  Consolidated  Financial  Statements  which are an integral part of these statements.


                        GREENVILLE FIRST BANCSHARES, INC.
                             STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2000

                                   (Unaudited)

Interest income

   Investments                                          $           191,658
   Loans                                                            144,299
                                                        -------------------
     Total interest income                                          335,957

Interest expense                                                    116,533
                                                        -------------------

     Net interest income                                            219,424

Provision for loan loss                                             100,000

Other income                                                          2,362

General & administrative expenses

   Salaries and benefits                                            245,156
   Professional fees                                                 25,120
   Marketing                                                          2,164
   Outside services                                                  15,998
   Occupancy                                                         71,006
   Telephone                                                          5,961
   Other                                                             30,500
                                                        -------------------
     Total general & administrative expenses                        395,905
                                                        -------------------

      Net loss before taxes                                         274,119

Provision for income taxes                                                -
                                                        -------------------

Net loss                                                $           274,119
                                                         ==================

Basic loss per share                                                    .24

Weighted average shares outstanding                     $         1,150,000




See Notes to Consolidated Financial Statements which are in integral part of these statements.


                        GREENVILLE FIRST BANCSHARES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                                   (Unaudited)

                                                                                         Accumulated
                                          Common Stock                                     Other             Total
                                           ----------        Additional    Retained     Comprehensive      Shareholders
                                   Shares         Amount  Paid-in Capital  Deficit          Loss              Equity
                                   -------        ------  ---------------  -------          ----              ------
Balance at  December 31, 1999       1,150,000     $11,500   $10,635,200    $ (534,329)   $        -        $  10,112,371

Comprehensive loss, net of tax:

  Net loss                                                                   (274,119)                          (274,119)

  Unrealized loss on investments
     Held for sale                                                                           (4,803)             (4,803)
                                   ----------- ---------- ---------------  ------------- ----------------- ----------------
       Total comprehensive loss                                              (274,119)       (4,803)           (278,922)
                                   ----------- ---------- ---------------  ------------- ----------------- ----------------

Balance at  March 31, 2000          1,150,000     $11,500   $10,635,200    $ (808,448)   $   (4,803)       $  9,833,449
                                   =========== ========== ==============   ============= ================= ================




See Notes to Consolidated Financial Statements which are an integral part of these statements.



                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)



Operating activities
  Net loss                                                                                         $          (274,119)
  Adjustments to reconcile net loss to cash provide by operating activities:
    Provision for loan losses                                                                                  100,000
    Depreciation and other amortization                                                                         15,497
    Accretion and amortization of securities discounts and premium, net                                         (1,705)
    Other assets, net                                                                                           60,397
    Other liabilities, net                                                                                     397,308
                                                                                                   -------------------

       Net cash provided by operating activities                                                               297,378
                                                                                                   -------------------

Investing activities

  Increase (decrease) in cash realized from:

    Origination of loans, net                                                                              (13,059,001)
    Purchase property and equipment                                                                           (168,663)
    Purchase of securities available for sale                                                               (5,553,591)
    Increase in federal funds sold                                                                          (6,280,000)
    Payments and maturity of securities available for sale                                                   8,398,796
                                                                                                   -------------------

         Net cash used in investing activities                                                             (16,662,459)
                                                                                                   --------------------

Financing activities

 Increase in deposits, net                                                                                  17,486,026
                                                                                                    ------------------

          Net increase in cash                                                                               1,120,945

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                   5,856
                                                                                                   -------------------
                                                                                                                 5,856

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $          1,126,801
                                                                                                 ====================



          See Notes to Consolidated Financial Statements which are in integral part of these statements.

                           GREENVILLE FIRST BANCSHARES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

Business activity and organization

         Greenville First Bancshares, Inc. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank (the "Bank"). The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The company received approval from both the FDIC and the OCC on January 7, 2000. The Bank began operations on January 10, 2000.

         Since inception through January 10, 2000, the Company has engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. On January 10, 2000, the Bank opened for business. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

         Until the Bank opened for business on January 10, 2000, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all of its efforts to establishing a new business. When the Bank opened, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our brief operating history, our ability to manage rapid growth, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

         Until January 10, 2000, the Company's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, and the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank. The company received approval from both the FDIC and the OCC on January 7, 2000. The Bank opened for business on January 10, 2000.

         The Company completed its stock offering on November 30, 1999, upon the issuance of 1,150,000 shares for a total of $11,500,000. The Company capitalized the Bank with $ 8,500,000 of the proceeds from the stock offering. The Company does not currently anticipate raising additional capital.

         At March 31, 2000, the Company had total assets of $27.7 million, consisting principally of $13.0 million in loans, $13.2 million in investments and $1.4 million in cash and due from bank. Liabilities at March 31, 2000 totaled $17.9 million, consisting principally of $17.5 million in deposits and $316,000 in accounts payable. At March 31, 2000, shareholders' equity was $9.8 million.

         The Company incurred a net loss of $274,119 for the three months ended March 31, 2000. The Bank began operations on January 10, 2000. Prior to this date, the Company's activities consisted principally of obtaining the required regulatory approvals, hiring the appropriate personnel and implementing operating procedures. Most of these activities were complete in 1999, and the substantial portion of the loss resulted from the Bank's first quarter of operations. Included in the $274,119 of loss is a non-cash expense of $100,000 related to the provision for loan loss. The Bank realized $335,957 in interest income of which $191,658 was from investment activities and $144,299 was from loan activities. The higher level of investment income resulted from the Bank's high level of liquidity in the first quarter as the Bank began to originate loans. In the first quarter of 2000 the Bank's loan originations were $13.1 million. At March 31, 2000 the Bank had net loans of $13.0 million and investments of $13.2 million. The Bank plans to continue to decrease its investment portfolio and to increase its loan portfolio. The primary source of funding for the Bank's loan portfolio is the maturity of investment securities and deposits that are acquired.

At March 31, 2000 the Bank's loan portfolio consisted primarily of $5.9 million of commercial real estate loans, $2.8 million of commercial business loans, and $3.8 million of consumer and home equity loans. At March 31, 2000, there were no non-performing loans. The Bank incurred interest expense of $116,553 in the first quarter of 2000. All of the interest expense was related to deposit accounts. At March 31, 2000 the Bank had $17.5 million in deposits. The $17.5 million in deposits consisted primarily of $4.9 million in personal checking, $2.4 million in business checking, $2.9 million in certificates of deposit and $7.1 million of money market accounts of which 69% is business accounts.

The Bank incurred general and administrative expenses of $395,905. Included in the expense is $245,156 of salaries and benefits, $71,006 of occupancy expenses and $25,120 of professional expense that consisted primary of audit fees and attorney fees. The bank incurred $15,998 of expenses related to outside services, which was primarily for data processing services. The bank incurred only $2,164 in marketing expense as a result of both loan and deposit volumes exceeding our expectations and not needing to advertise in the first quarter.
The primarily expense in other expense relates to the various office supplies that were required to start the Bank.

Year 2000 Readiness

         Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. Because we commenced operations on January 10, 2000, we had the ability to choose vendors that we believed to be ready for the Year 2000. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

         The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

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

           (a)   Not applicable
           (b)   Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number                     Description
------                     -----------

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

10.2. Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to the Company's Form 10-KSB filed on March 29, 2000).

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

10.6     Standard Form of Agreement between  Greenville First  Bancshares,  Inc.
         and AMI Architects (incorporated by reference to the Company's Form 10-KSB filed on March 29, 2000).

10.7     *Greenville First Bancshares 2000 Stock Incentive Plan

27.1     *Financial Data Schedule (for electronic filing purposes)

         *Filed herewith

(b)      Not applicable

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GREENVILLE FIRST BANCSHARES, INC.



Date: May 15, 2000                           /s/ R. Arthur Seaver, Jr.
                                             -----------------------------------
                                             R. Arthur Seaver, Jr.
                                             Chief Executive Officer



Date: May 15, 2000                           /s/ James M. Austin, III
                                             -----------------------------------
                                             James M. Austin, III
                                             Chief Financial Officer

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

10.2. Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to the Company's Form 10-KSB filed on March 29, 2000).

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

10.7     Standard Form of Agreement between  Greenville First  Bancshares,  Inc.
         and AMI Architects (incorporated by reference to the Company's Form 10-KSB filed on March 29, 2000).

10.7     *Greenville First Bancshares 2000 Stock Incentive Plan

27.1     *Financial Data Schedule (for electronic filing purposes)

         *Filed herewith