Form 10QSB
period 2000-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2000-08-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ______ to __________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

             South Carolina                           58-2459561
        ----------------------             ------------------------------------
       (State of Incorporation)            (I.R.S. Employer Identification No.)

                112 Haywood Road
               Greenville, S.C.                                     29607
        --------------------------------------                    ---------
       (Address of principal executive offices)                   (Zip Code)

                                  864-679-9000
                              -------------------
                               (Telephone Number)

                                 Not Applicable
                          ---------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             YES    NO X
                                                                --     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of August 7, 2000.

      Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                                     --     --

                        GREENVILLE FIRST BANCSHARES, INC.

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   The financial statements of Greenville First Bancshares, Inc. (the "Company") are set forth in the following pages.

                        GREENVILLE FIRST BANCSHARES, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2000           December 31, 1999
                                                                            (Unaudited)            (Development Stage
                                                                                                      Enterprise)

                               Assets                                                                  (Audited)

Cash and due from bank                                               $      1,723,714        $           5,856
Federal funds sold                                                          6,240,000                1,460,000
Investments securities available for sale                                   6,368,577                8,317,872
Loans                                                                      25,248,752                        -
   Less reserve for loan losses                                              (280,000)                       -
                                                                      ----------------       -----------------
                                                                           24,968,752                        -
                                                                      ---------------        -----------------
Accrued interest receivable                                                   276,582                  246,773
Property and equipment                                                        273,662                  111,192
Other assets                                                                  127,370                        -
                                                                      ---------------        -----------------
                                                                                         -
         Total Assets                                                 $    39,978,657        $      10,141,693
                                                                      ===============        =================

                Liabilities and Stockholders' Equity

Liabilities

Deposits                                                              $    29,014,216        $               -
Checks outstanding                                                          1,061,041                        -
Accounts payable                                                               11,570                   11,322
Accrued expense                                                               105,064                   18,000
Accrued interest payable                                                      124,680                        -
Other                                                                           1,194                        -
                                                                      ---------------        -----------------
                                                                      $    30,317,765        $          29,322
                                                                      ---------------         ----------------

Commitments and Contingencies

Stockholders' Equity

   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued
   CommonStock, par value $.01 per share
       10,000,000 shares authorized  1,150,000 issued
       and outstanding at June 30, 2000 and
       December 31, 1999, respectively                                         11,500                   11,500
   Additional paid-in capital                                              10,635,200               10,635,200
   Retained deficit                                                          (973,949)                (534,329)
   Accumulated other comprehensive loss                                       (11,859)                       -
                                                                      ----------------       -----------------
       Total stockholders' equity                                           9,660,892               10,112,371
                                                                      ---------------        -----------------

   Total liabilities and stockholders' equity                         $    39,978,657        $      10,141,693
                                                                      ===============        =================

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                        GREENVILLE FIRST BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                      For the three months ended      For the six months ended June
                                                      June 30, 2000                   30, 2000
Interest income

   Investments                                             $   189,069        $         380,727
   Loans                                                       452,958                  597,257
                                                      ---------------------   -----------------
     Total interest income                                     642,027                  977,984

Interest expense                                               282,112                  398,645
                                                      ---------------------   -----------------
     Net interest income                                       359,915                  579,339

Provision for loan loss                                        180,000                  280,000

Other income                                                     9,490                   11,852

General & administrative expenses

   Salaries and benefits                                       255,813                  500,969
   Professional fees                                            40,301                   65,421
   Marketing                                                    10,176                   12,340
   Outside services                                             22,101                   38,099
   Occupancy                                                    69,291                  140,297
   Telephone                                                     3,902                    9,863
   Other                                                        27,322                   57,822
                                                      ---------------------   -----------------
     Total general & administrative expenses                   428,906                  824,811
                                                      ---------------------   -----------------

      Net loss before taxes                                    239,501                  513,620

Provision for income taxes benefits                             74,000                   74,000
                                                      ---------------------   -----------------

Net loss                                              $        165,501        $         439,620
                                                      =====================   =================

Basic loss per share                                  $               .14     $                .38

Weighted average shares outstanding                          1,150,000                1,150,000



See Notes to Consolidated Financial Statements which are in integral part of these statements.



                        GREENVILLE FIRST BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2000
                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other                 Total
                                     Common Stock          Additional        Retained   Comprehensive        Shareholders
                                  Shares       Amount   Paid-in Capital       Deficit        Loss                Equity
                                  ------       ------   ---------------       -------   -------------          ----------
Balance at  December 31, 1999    1,150,000     $11,500      $10,635,200   $ (534,329)      $      -           $  10,112,371

Comprehensive loss, net of tax:

  Net loss                                                                   (439,620)                             (439,620)

  Unrealized loss on investments

     held for sale                                                                          (11,859)                (11,859)
                                 ---------     -------      ----------     -----------    ----------          -------------


       Total comprehensive loss                                              (439,620)      (11,859)               (451,479)
                                 ---------     -------      ----------     -----------    ----------          -------------

Balance at June 30, 2000         1,150,000     $11,500      $10,635,200    $ (973,949)    $ (11,859)          $   9,660,892
                                 =========     =======      ===========    ===========    ==========          =============




See Notes to Consolidated Financial Statements which are an integral part of these statements.

                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)

Operating activities

  Net loss                                                                       $            (439,620)
  Adjustments to reconcile net loss to cash provide by operating activities:
    Provision for loan losses                                                                  280,000
    Depreciation and other amortization                                                         31,487
    Accretion and amortization of securities discounts and premium, net                         (7,471)
    Other assets, net                                                                         (157,179)
    Other liabilities, net                                                                   1,274,227
                                                                                 ---------------------

       Net cash provided by operating activities                                               981,444
                                                                                 ---------------------

Investing activities

  Increase (decrease) in cash realized from:

    Origination of loans, net                                                              (25,248,752)
    Purchase property and equipment                                                           (193,957)
    Purchase of securities available for sale                                               (6,544,403)
    Increase in federal funds sold                                                          (4,780,000)
    Payments and maturity of securities available for sale                                   8,489,310
                                                                                 ---------------------

         Net cash used in investing activities                                             (28,277,802)

Financing activities

 Increase in deposits, net                                                                  29,014,216
                                                                                 ---------------------

          Net increase in cash                                                               1,717,858

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   5,856
                                                                                 ---------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $           1,723,714
                                                                                 =====================


See Notes to Consolidated Financial Statements which are in integral part of these statements.

                           GREENVILLE FIRST BANCSHARES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

Business activity and organization

         Greenville First Bancshares, Inc. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank (the "Bank"). The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The Bank began operations on January 10, 2000.

         Until January 10, 2000, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Note 2 - Stock Option Plan

         On March 21, 2000, the Board of Directors of the Company adopted a stock incentive plan for the benefit of the directors, officers, and employees of the Company and the Bank. The Company's shareholders approved the plan at the annual shareholders meeting on May 11, 2000. Under the plan, the Company may grant up to 172,500 shares of common stock options at an option price per share not less than the fair market value on the date of grant. As of June 30, 2000 no options had been granted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL

         The following is a discussion of the Company's financial condition as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities. Such forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our brief operating history, our ability to manage rapid growth, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

         Until January 10, 2000, the Company's principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the Bank, the pursuit of approvals from the FDIC for its application for insurance of the deposits of the Bank, hiring the appropriate personnel and implementing operating procedures. The company received approval from both the FDIC and the OCC on January 7, 2000. The Bank opened for business on January 10, 2000.

         The Company completed its stock offering on November 30, 1999, upon the issuance of 1,150,000 shares for a total of $11,500,000. The Company initially capitalized the Bank with $8,500,000 of the proceeds from the stock offering. On April 18, 2000 the company increased its investment in the Bank by $1,000,000 utilizing proceeds from the initial offering. The Company does not currently anticipate raising additional capital.

FINANCIAL CONDITION

         At June 30, 2000, the Company had total assets of $40.0 million, consisting principally of $25.0 million in loans, $12.6 million in investments and $1.7 million in cash and due from bank. Liabilities at June 30, 2000 totaled $30.3 million, consisting principally of $29.0 million in deposits and $1.1 in checks outstanding. At June 30, 2000, shareholders' equity was $9.7 million.

         At June 30, 2000, the Bank's loan portfolio consisted primarily of $11.0 million of commercial real estate loans, $4.2 million of commercial business loans, and $9.1 million of consumer and home equity loans. At June 30, 2000, there were no non-performing loans. At June

30, 2000, the Bank's allowance for loan losses was $280,000. Management believes this is adequate to absorb possible loan losses in the portfolio. At June 30, 2000 the Bank had $29.0 million in deposits. The $29.0 million in deposits consisted primarily of $5.6 million in personal checking, $3.0 million in business checking, $11.1 million in certificates of deposit and $9.3 million of money market accounts of which 60% are business accounts.

LIQUIDITY

         Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 86.1 % at June 30, 2000.

         The Bank plans to decrease its investment portfolio and to increase its loan portfolio. The primary source of funding for the Bank's loan portfolio is the maturity of investment securities and deposits that are acquired.

CAPITAL

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

         The Bank plans to lease its permanent main office building beginning in the fourth quarter of the year 2000.

RESULTS OF OPERATIONS

         The Company incurred a net loss of $439,620 for the six months ended June 30, 2000. The net loss for the first three months of the year 2000 was $274,119 compared to $165,501 for the three months ended June 30, 2000. Included in the net losses is a non-cash expense for provision for loan losses. The provision for the first three months was $100,000 compared to $180,000 for the three months ended June 30, 2000. Net interest income for the six months ended June 30, 2000 was $579,339. This resulted from net interest income for the first three months being $219,424 compared to $359,915 for the three months ended June 30, 2000. Interest income for the first six months ended June 30, 2000 was
$977,984 of which $335,957 relates to the first three months and $642,027 relates to the second three months ended June 30, 2000. Interest expense for the six months ended June 30, 2000 was $398,645 of which $116,533 relates to the first three months and $282,112 relates to the second three months of the year 2000.

         Average loans and investments for the first three months in the year 2000 were $6.2 million and $13.0 million, respectively. The average loans and investment for the three months ended June 30, 2000 were $18.9 million and $12.0 million, respectively. The average yields on loans and investments for the three months ended June 30, 2000 were 9.66% and 6.34%, respectively. The average yields on loans and investments for the six months ended June 30, 2000 were 9.56% and 6.10%.

         The average balance of deposits for the first six months ended June 30, 2000 was $15.8 million. The average for the first three months was $9.5 million and the average for the second three months of the year 2000 was $22.2million. The weighted rate on deposit for the six months ended June 30, 2000 was 5.05% and was 4.94% and 5.12% for the first and second quarters of the year 2000, respectively.

         The Company's net spread for the six months ended June 30, 2000 was 2.80% and was 3.26% for the three months ended June 30, 2000. The Bank's net yield on earning assets was 4.64% for the six months ended June 30, 2000 compared to 4.69% for the three months ended June 30, 2000.

         The bank incurred general and administrative expenses of $824,811 for the six months ended June 30, 2000. The related expense for the first and second quarters of the year 2000 were $395,905 and $428,906, respectively. Salaries and benefits represented 60.7% for the total expense for the six months ended June 30, 2000. Salaries and benefits were $245,156 and $255,813 for the first and second quarters of 2000, respectively. Another significant expense was $140,297 for occupancy cost for the six-month period ended June 30, 2000. This expense was $71,006 in the first quarter of 2000 compared to $69,291 for the second quarter of 2000.

         In the second quarter of 2000 the company recorded an income tax benefit of $74,000 related to the future value of the Company's current operating losses.

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

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of shareholders was held on May 11, 2000 to elect four members to the Board of Directors and to consider a proposal to approve the Company's 2000 stock incentive plan.

           There were four members up for election to the Board of Directors. The number of votes for the election of the directors was as follows: For Mr. Cothran -1,087,470; for Mr. Johnstone - 1,087,470; for Mr. Marrero -1,087,470;
for Mr. Seaver-1,087,470; withhold authority for Mr. Cothran - 300; withhold authority for Mr. Johnstone- 300; withhold authority for Mr. Marrero - 300; and withhold authority for Mr. Seaver- 300. The terms of the Class I directors will expire at the 2003 Annual Meeting of Shareholders.

           The shareholders of the Company approved the Company's 2000 stock incentive plan. The number of votes for the approval of the Plan was 513,418. The number of votes against the Plan was 3,100; 18,400 abstained from voting and we had 550,852 broker non-votes.

Item 5.    Other Information

           On April 18, 2000, the Board of Directors passed by unanimous consent, an amendment to the Company's bylaws in order to revise the required retirement age of the initial directors as set forth in Article 3, Section 6 of the bylaws to 70 years of age.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
Number   Description
-------  -----------

 3.1     Amendment to Bylaws

27.1     Financial Data Schedule (for electronic filing purposes)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREENVILLE FIRST BANCSHARES, INC.



Date:  August 14, 2000                    /s/ R. Arthur Seaver, Jr.
                                          --------------------------------------
                                          R. Arthur Seaver, Jr.
                                          Chief Executive Officer



                                           /s/ James M. Austin, III
                                          --------------------------------------
                                           James M. Austin, III
                                           Chief Financial Officr

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

 3.1     Amendment to Bylaws

27.1     Financial Data Schedule (for electronic filing purposes)