Form 10QSB
period 2000-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2000-11-13
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-83851
                                               ---------

                        Greenville First Bancshares, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                     South Carolina                    58-2459561
               -----------------------       ---------------------------------
               (State of Incorporation)     (I.R.S. Employer Identification No.)

               112 Haywood Road

               Greenville, S.C.                                   29607
               (Address of principal executive offices)          (Zip Code)

                                  864-679-9000

                               (Telephone Number)

                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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

      1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of October 19, 2000.

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


                        GREENVILLE FIRST BANCSHARES, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                                            (UNAUDITED)            (DEVELOPMENT STAGE
                                                                                                      ENTERPRISE)
                               ASSETS                                                                  (AUDITED)

Cash and due from bank                                                    $         916,738        $           5,856
Federal funds sold                                                                5,300,000                1,460,000
Investments securities available for sale                                         8,517,256                8,317,872
Loans                                                                            36,058,179                        -
   Less reserve for loan losses                                                    (430,000)                       -
                                                                      ----------------------       -----------------
                                                                                 35,628,179                        -
                                                                      ---------------------        -----------------
Accrued interest receivable                                                         333,721                  246,773
Property and equipment                                                              272,839                  111,192
Other assets                                                                        109,320                        -
                                                                      ---------------------        -----------------
         Total Assets                                                     $      51,078,053        $      10,141,693
                                                                      =====================        =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                  $      40,837,364        $               -
Checks outstanding                                                                  228,293                        -
Accounts payable                                                                      1,735                   11,322
Accrued expense                                                                     159,559                   18,000
Accrued interest payable                                                            297,698                        -
Other                                                                                 3,320                        -
                                                                      ---------------------        -----------------
                                                                                 41,527,969                   29,322
                                                                      ---------------------        -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued                                     -                        -
   Common Stock, par value $.01 per share
         10,000,000 shares authorized 1,150,000 issued
         and outstanding at September 30, 2000 and
         December 31, 1999, respectively                                             11,500                   11,500
   Additional paid-in capital                                                    10,635,200               10,635,200
   Retained deficit                                                              (1,086,264)                (534,329)
   Accumulated other comprehensive loss                                             (10,352)                       -
                                                                      ---------------------        -----------------
       Total stockholders' equity                                                 9,550,084               10,112,371
                                                                      ---------------------        -----------------

   Total liabilities and stockholders' equity                         $          51,078,053        $      10,141,693
                                                                      =====================        =================

See Notes to Consolidated Financial Statements that are an integral part of these statements.


                        GREENVILLE FIRST BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                            ENDED                        ENDED
                                                                      SEPTEMBER 30, 2000              SEPTEMBER 30, 2000



INTEREST INCOME
   Investments                                                       $                229,113  $             609,840
   Loans                                                                              716,541              1,313,798
                                                                     ------------------------  ---------------------
     Total interest income                                                            945,654              1,923,638

INTEREST EXPENSE                                                                      474,541                873,186
                                                                     ------------------------  ---------------------
     Net interest income                                                              471,113              1,050,452

PROVISION FOR LOAN LOSS                                                               150,000                430,000

OTHER INCOME                                                                           21,567                 33,419

GENERAL & ADMINISTRATIVE EXPENSES

   Salaries and benefits                                                              264,332                765,301
   Professional fees                                                                   35,201                100,622
   Marketing                                                                           11,379                 23,719
   Outside services                                                                    29,459                 67,558
   Occupancy                                                                           69,824                210,121
   Telephone                                                                            5,188                 15,051
   Other                                                                               39,612                 97,434
                                                                     ------------------------  ---------------------
     Total general & administrative expenses                                          454,995              1,279,806
                                                                     ------------------------  ---------------------

      Net loss before taxes                                                           112,315                625,935

PROVISION FOR INCOME TAX BENEFITS                                                           -                 74,000
                                                                     ------------------------  ---------------------

NET LOSS                                                             $                112,315  $             551,935
                                                                     ========================  =====================

BASIC LOSS PER SHARE                                                 $                    .10  $                 .48

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 1,150,000              1,150,000




See Notes to Consolidated Financial Statements that are in integral part of these statements.


                        GREENVILLE FIRST BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                           Accumulated
                                                                                                 Other             Total
                                     Common Stock               Additional      Retained  Comprehensive        Shareholders
                                Shares           Amount      Paid-in Capital    Deficit       Loss                Equity
                                -------          ------      ---------------    -------       ----                ------

Balance at  December 31, 1999       1,150,000      $11,500   $10,635,200    $  (534,329)     $       -          $  10,112,371

Comprehensive loss, net of tax:

  Net loss                                                                     (551,935)                             (551,935)

  Unrealized loss on
investments

     held for sale                                                                            (10,352)                (10,352)
                                    ---------   ----------   -----------    ------------   ----------         ---------------

       Total comprehensive loss                                                (551,935)      (10,352)               (562,287)
                                    ---------   ----------   -----------    -----------    ----------         ---------------

Balance at September 30, 2000       1,150,000      $11,500   $10,635,200    $(1,086,264)    $ (10,352)         $    9,550,084
                                    =========   ==========   ===========    ===========    ==========         ===============




See Notes to Consolidated Financial Statements that are an integral part of these statements.


                        GREENVILLE FIRST BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

OPERATING ACTIVITIES

  Net loss                                                                                       $            (551,935)
  Adjustments to reconcile net loss to cash provide by operating activities:
    Provision for loan losses                                                                                  430,000
    Depreciation and other amortization                                                                         48,769
    Accretion and amortization of securities discounts and premium, net                                        (16,234)
    Other assets, net                                                                                         (196,268)
    Other liabilities, net                                                                                     661,283
                                                                                                 ---------------------

       Net cash provided by operating activities                                                               375,615
                                                                                                 ---------------------

INVESTING ACTIVITIES

  Increase (decrease) in cash realized from:

    Origination of loans, net                                                                              (36,058,179)
    Purchase property and equipment                                                                           (210,416)
    Purchase of securities available for sale                                                              (10,096,752)
    Increase in federal funds sold                                                                          (3,840,000)
    Payments and maturity of securities available for sale                                                   9,903,250
                                                                                                 ---------------------

         Net cash used in investing activities                                                             (40,302,097)
                                                                                                 ----------------------

FINANCING ACTIVITIES

 Increase in deposits, net                                                                                  40,837,364
                                                                                                 ---------------------

          Net increase in cash                                                                                 910,882

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                   5,856
                                                                                                 ---------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $             916,738
                                                                                                 =====================


See Notes to Consolidated Financial Statements that are in integral part of these statements.

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

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Note 2 - Stock Option Plan

         On March 21, 2000, the Board of Directors of the Company adopted a stock incentive plan for the benefit of the directors, officers, and employees of the Company and the Bank. The Company's shareholders approved the plan at the annual shareholders meeting on May 11, 2000. Under the plan, the Company may grant up to 172,500 shares of common stock options at an option price per share not less than the fair market value on the date of grant. As of September 30, 2000, 97,000 options had been granted at an exercise price of $10.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

         The following is a discussion of the Company's financial condition as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

         The Company completed its stock offering on November 30, 1999, upon the issuance of 1,150,000 shares for a total of $11.5 million. The Company initially capitalized the Bank with $8.5 million of the proceeds from the stock offering. On April 18, 2000, the Company increased its investment in the Bank by $1.0 million utilizing proceeds from the initial offering. The Company does not currently anticipate raising additional capital.

FINANCIAL CONDITION

         At September 30, 2000, the Company had total assets of $51.1 million, consisting principally of $35.6 million in loans, $13.8 million in investments and $917 thousand in cash and due from bank. Liabilities at September 30, 2000 totaled $41.5 million, consisting principally of $40.8 million in deposits. At September 30, 2000, shareholders' equity was $9.6 million.

         At September 30, 2000, the Bank's loan portfolio consisted primarily of $15.8 million of commercial real estate loans, $5.9 million of commercial business loans, and $14.2 million of consumer and home equity loans. At September 30, 2000, there were no non-performing loans.

At September 30, 2000, the Bank's allowance for loan losses was $430 thousand. Management believes that the reserve for loan losses is adequate to absorb possible loan losses in the portfolio. Management bases its belief on its consideration of a number of factors, including internal credit ratings and assumptions about future events, which assumptions may or may not be accurate. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At September 30, 2000 the Bank had $40.8 million in deposits. The $40.8 million in deposits consisted primarily of $5.2 million in personal checking, $4.4 million in business checking, $19.1 million in certificates of deposit and $12.1 million of money market accounts of which 62% are business accounts.

LIQUIDITY

         Liquidity needs are met by the Bank through scheduled maturities of loans and investments and through pricing policies for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 87.2 % at September 30, 2000. The Bank had commitments to fund approximately $12.0 million in loans at September 30, 2000.

         The Bank plans to continue to increase its loan portfolio, while maintaining approximately the current level of it investment portfolio. The primary source of funding for the Bank's loan portfolio is deposits that are acquired and the maturity of investment securities.

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

RESULTS OF OPERATIONS

         The Company incurred a net loss of $551,935 for the nine months ended September 30, 2000. The net loss for the three months ended September 30, 2000 was $112,315 compared to net losses of $165,501 and $274,119 for the three month periods ended June 30, 2000 and March 31, 2000, respectively. Included in the net losses are non-cash expenses for provision for loan losses. The provision for loan losses for the third quarter was $150,000 compared to $180,000 for the second quarter and $100,000 for the first quarter. Net interest income for the nine months ended September 30, 2000 was $1.1 million. Net interest income continues to increase each quarter. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Net interest income was $471,113 for the third quarter. This is an increase of $111,198 compared to the second quarter and an increase of $251,689 compared to the first quarter of the year 2000. Interest income for the first nine months ended September 30, 2000 was $1.9 million of which $945,654 or 49.2% relates to the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2000 was $873,186 of which $474,541 or 54.3% relates to the third quarter of 2000.

         Average loans and investments for the third quarter of the year 2000 were $29.0 million and $13.7 million, respectively. The average loans and investments for the three months ended September 30, 2000 compared to the second quarter increased $10.1 million and $1.7 million, respectively. The average yields on loans and investments for the three months ended September 30, 2000 were 9.83% and 6.63%, respectively. The average yields on loans and investments for the nine months ended September 30, 2000 were 9.69% and 6.29%.

         The average balance of deposits for the first nine months ended September 30, 2000 was $22.1 million, while the average balance for the third quarter was $34.4 million. This represents a $12.2 million or 54.9% increase compared to the average for the second quarter of the year 2000. The weighted rate on deposit for the nine months ended September 30, 2000 was 5.27% and was 5.49% and 5.12% for the third and second quarters of the year 2000, respectively.

         The Company's earning assets to deposit spread for the nine months ended September 30, 2000 was 3.02% and was 3.31% for the three months ended September 30, 2000. The Bank's net yield on earning assets was 4.53% for the nine months ended September 30, 2000 compared to 4.39% for the three months ended September 30, 2000.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income for the third quarter was $471,113 or 44.9% of the net interest income for the nine months ended September 30, 2000. During the same three-month period, general and administrative expense was $454,995 that represents only 35.6% of the total for the nine-month period. The bank has been able to increase net interest income each quarter while general and administrative expense has remained relatively unchanged. During the third quarter of the year 2000, the net interest income exceeded the general and administrative expenses by $16,118.

         The Bank incurred general and administrative expenses of $1.3 million for the nine months ended September 30, 2000. The related expense for the third quarter of the year 2000 was $454,995 compared to $428,906 for the three months ended June 30, 2000. Salaries and benefits represented 59.8% for the total expense for the nine months ended September 30, 2000. Salaries and benefits were $765,301 for the first nine months and $264,332 for the third quarter of 2000. Another significant expense was $210,121 for occupancy cost for the nine-month period ended September 30, 2000. This expense was $69,824 in the third quarter compared to $69,291 for the second quarter of 2000.

         In the second quarter of 2000 the company recorded an income tax benefit of $74,000 related to the future value of the Company's current operating losses. No provision or benefit was recorded in the third quarter of the year 2000.

                           PART II. OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS
----------------------------

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES
--------------------------------

           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
------------------------------------------

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

           None

ITEM 5.    OTHER INFORMATION
----------------------------

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

      (a)  Exhibits

Exhibit
Number   Description

27.1     Financial Data Schedule (for electronic filing purposes)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREENVILLE FIRST BANCSHARES, INC.



Date: November 7, 2000                  /s/  R. Arthur Seaver, Jr.
                                        ----------------------------------------
                                        R. Arthur Seaver, Jr.
                                        Chief Executive Officer


                                        /s/  James M. Austin, III
                                        ----------------------------------------
                                        James M. Austin, III
                                        Chief Financial Officr

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------


27.1     Financial Data Schedule (for electronic filing purposes)