Form 10KSB
period 2000-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2001-03-30
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d)of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 2000.

                                       Or

[  ]     Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities
         Exchange Act Of 1934


 For the Transition Period from ___________ to ________________



                        Commission file number 333-83851


                        Greenville First Bancshares, Inc.
      -------------------------------------------------------------------
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

                                  864-679-9000
                       ----------------------------------
                               (Telephone Number)

                                 Not Applicable
        ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $661,553. As of March 15, 2001, 1,150,000 shares of Common Stock were issued and outstanding.

         The estimated aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2001 is $8,086,396. This calculation is based upon an estimate of the fair market value of the Common Stock of $9.25 per share, which was the price of the last trade of which management is aware prior to this date.

         Transitional Small Business Disclosure Format. (Check one): Yes  No X
                                                                        --   --
                       DOCUMENTS INCORPORATED BY REFERENCE

Company's Proxy Statement for the 2001 Annual Meeting of Shareholders

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

     On October 26, 1999 we commenced our initial public offering and completed the sale of 1,100,000 shares of our common stock at $10 per share and on November 30, 1999, we sold 50,000 additional shares pursuant to the underwriters' over-allotment option for a total of 1,150,000 shares of common stock. The offering raised $10,646,700 net of underwriting discounts and commissions. Our directors and executive officers purchased 266,900 shares of common stock in this offering. Upon purchase of these shares, we issued stock warrants to the organizers to purchase up to an additional 129,950 shares of common stock. The warrants, which are represented by separate warrant agreements, vest ratably over a three year period beginning on January 10, 2001 and will be exercisable in whole or part during the ten year period following the grant date.

     On January 10, 2000, we opened the bank. Of the net proceeds from the offering, we used $9,500,000 to capitalize the bank. The bank's funds were applied primarily to provide funds for the bank's investments and lending operations, for leasing our temporary and permanent facilities, for furnishing and equipping the bank, and for other general corporate purposes.

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

         LENDING LIMITS. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank with $9.5 million, the bank has a self-imposed loan limit of $1.2 million, which represents approximately 100% of our legal lending limit at December 31, 2000. However, these limits will drop as we expect to incur losses, and therefore have less capital, in the first several years of operations. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         REAL ESTATE AND MORTGAGE LOANS. We estimate that loans secured by first or second mortgages on real estate will make up at least 50% of the bank's loan portfolio. These loans will generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

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

OTHER BANKING SERVICES

         The bank offers other bank services including safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by mail. The bank to is associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to its customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We began offering Internet services in the second quarter of 2000. We do not expect the bank to exercise trust powers during its first year of operation.

MARKET SHARE

         As of June 30, 2000, total deposits in the bank's primary service area were almost $5.7 billion, which represented a 6.5% deposit growth rate from 1999. At June 30, 2000 the bank represented .55% of the market. Our plan over the next five years is to grow our deposit base to $175 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

EMPLOYEES

         As of March 15, 2001, the bank has 21 employees and the company has no full-time employees.

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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time, other changes are proposed to laws affecting the national banking industry, and these changes could have a material effect on our business and prospects.

         The Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

GREENVILLE FIRST BANCSHARES, INC.

         We own the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         THE BANK HOLDING COMPANY ACT. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

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

         INVESTMENTS, CONTROL, AND ACTIVITIES. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o    acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it
         o already owns or controls the majority of such shares); or merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "Greenville First Bank - Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         SOURCE OF STRENGTH; CROSS-GUARANTEE. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         SOUTH CAROLINA STATE REGULATION. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

ITEM 2.    DESCRIPTION OF PROPERTY

         Our main office facility opened on January 16, 2001 at 112 Haywood Road, Greenville, South Carolina. We intend to lease the main office for approximately $25,000 per month for 20 years. The facility is located at the corner of Haywood Road and Halton Road in downtown Greenville. The bank is leasing approximately 11,600 square feet of the building. The building is a full service banking facility with three drive-though banking stations and an automatic teller machine. We had previously operated our headquarters and a full-service branch in a temporary facility that was located on the same site as the permanent facility since January 10, 1999, the date the bank opened for business.

ITEM 3.    LEGAL PROCEEDINGS.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since our public offering on October 26, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "GVBK." However, trading and quotations in our common stock have been limited and sporadic and we do not believe that there is a publicly established trading market in the common stock. The price of the last trade of which we are aware is $9.25 per share, but we have not determined that this trade was the result of arm's length negotiations between the parties and we can provide no assurance this price reflects the market value of our common stock. Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,150,000 shares, for a total of $11,500,000, were sold in the initial public offering and are outstanding as of March 15, 2001. We have 46 shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


GENERAL

         The following is a discussion of the our financial condition as of December 31, 2000 and the results of operations for the three months and year ended December 31, 2000. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

         Until January 10, 2000, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the OCC for our application to charter the bank, the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank, hiring the appropriate personnel and implementing operating procedures. We received approval from both the FDIC and the OCC on January 7, 2000. The bank opened for business on January 10, 2000.

         We completed our stock offering on November 30, 1999, upon the issuance of 1,150,000 shares for a total of $11.5 million. We initially capitalized the bank with $8.5 million of the proceeds from the stock offering. On April 18, 2000, we increased our investment in the bank by $1.0 million utilizing proceeds from the initial offering. We do not currently anticipate raising additional capital.

FINANCIAL CONDITION

         At December 31, 2000, we had total assets of $61.4 million, consisting principally of $46.0 million in loans, $13.3 million in investments and $931 thousand in cash and due from banks. Liabilities at December 31, 2000 totaled $52.0 million, consisting principally of $50.0 million in deposits. At December 31, 2000, shareholders' equity was $9.5 million.

         At December 31, 2000, the bank's loan portfolio consisted primarily of $21.4 million of commercial real estate loans, $ 9.3 million of commercial business loans, and $16.0 million of consumer and home equity loans. At December 31, 2000, there were no non-performing loans. At December 31, 2000, the bank's allowance for loan losses was $600 thousand. Management believes that the reserve for loan losses is adequate to absorb possible loan losses in the portfolio. Management bases its belief on its consideration of a number of factors, including internal credit ratings and assumptions about future events, which assumptions may or may not be accurate. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At December 31, 2000 the bank had $50.0 million in deposits. The $50.0 million in deposits consisted primarily of $6.0 million in personal checking, $3.7 million in business checking, $27.6 million in certificates of deposit and $12.7 million of money market accounts of which 66% are business accounts.

RESULTS OF OPERATIONS

         We incurred a net loss of $662 thousand for the year ended December 31, 2000. The net loss for the three months ended December 31, 2000 was $110 thousand compared to net losses of $112 thousand, $166 thousand and $274 thousand for the three-month periods ended September 30, 2000, June 30, 2000 and March 31, 2000, respectively. Included in the net losses are non-cash expenses for provision for loan losses. The provision for loan losses for the year ended December 31, 2000 was $600 thousand. The provision for the fourth quarter was $170 thousand, which was $20 thousand higher than the provision for the third quarter. Net interest income for the year ended December 31, 2000 was $1.6 million. Net interest income continues to increase each quarter. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Net interest income was $574 thousand for the fourth quarter. This is an increase of $103 thousand compared to the third quarter. Interest income for the year ended December 31, 2000 was $3.1 million of which $1.2 million or 38.8% relates to the three months ended December 31, 2000. Interest expense for the year ended December 31, 2000 was $1.5 million of which $650 thousand or 42.7% relates to the fourth quarter of 2000.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income for the fourth quarter was $514 thousand or 35.3% of the net interest income for the year ended December 31, 2000. During the same three-month period, general and administrative expenses were $503 thousand that represents only 28.2% of the total for the year. The bank has been able to increase net interest income each quarter while general and administrative expenses have remained relatively unchanged. During the fourth quarter of the year 2000, the net interest income exceeded the general and administrative expenses by $71 thousand.

         The bank incurred general and administrative expenses of $1.8 million for the year ended December 31, 2000. The related expense for the fourth quarter of the year 2000 was $503 thousand compared to $455 thousand for the three months ended September 30, 2000. Salaries and benefits represented 55.6% for the total expense for the year ended December 31, 2000. Salaries and benefits were $991 thousand for the year 2000 and $229 thousand for the fourth quarter of 2000. Another significant expense was $284 thousand for occupancy cost for year 2000. This expense was $74 thousand in the fourth quarter compared to $70 for the third quarter of 2000. The bank anticipates that both compensation and occupancy expense will increase in the first quarter of 2001 as a result of both hiring additional personnel and moving into the bank's new main office. The bank plans to increase both its loan and deposit relationships to support the growth in additional personnel and other costs. However no assurance can be given that the growth in the first quarter will be adequate to cover the additional costs.

         In the second quarter of 2000 we recorded an income tax benefit of $74 thousand related to the future value of our current operating losses. No provision or benefit was recorded in the third of fourth quarters of the year 2000.

NET INTEREST INCOME

         Net interest income, the largest component of our income, was $1.6 million for the year ended December 31, 2000. Interest income for the year was $3.1 million and includes $2.3 million on loans and $780 thousand on investments and federal funds sold. Interest expense related to deposit accounts was $1.5 million for the year ended December 31, 2000.

         Our earning assets to deposit spread for the year ended December 31, 2000 was 3.18% and was 3.27% for the three months ended December 31, 2000. The bank's net yield on earning assets was 4.41% for the year ended December 31, 2000 compared to 4.18% for the three months ended December 31, 2000. The net yield on earning assets is calculated as net interest income divided by year-to-date average earning assets.

AVERAGE BALANCES, YIELDS AND RATES

         Average loans and investments for the year 2000 were $23.8 million and $13.0 million, respectively. The average loans during the three months ended December 31, 2000 increased by $11.9 million while average investments declined by $530 thousand. The average loans were $40.9 million for the quarter ended December 31, 2000, while average investments were $13.2 million. The average yields on loans and investments for the three months ended December 31, 2000 were 9.72% and 6.63%, respectively. The average yields on loans and investments for the year ended December 31, 2000 were 9.74% and 6.39%, respectively.

         The average balance of deposits for the year ended December 31, 2000 was $28.2 million, while the average balance for the fourth quarter was $46.6 million. This represents a $12.3 million or 35.7% increase compared to the average for the third quarter of the year 2000. The weighted average rate on deposits for the year ended December 31, 2000 was 5.38% and was 5.69% for the fourth quarter of the year 2000.

         The following table sets forth, for the year ended December 31, 2000, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Because the bank did not open until January 10, 2000, we have omitted similar data for 1999.


                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                           For the year ended
                                            December 31, 2000
                                         (Dollars in thousands)
                                         -------------------------

                                 Average         Income/      Yield/
                                 Balance         Expense       Rate
                                 -------         -------      ------

Federal funds sold                6,059           388         6.40%

Investment securities             6,934           442         6.37%

Loans                            23,798         2,318         9.74%
                                 ------         -----

     Total earning assets        36,791         3,148         8.56%
                                 ======         -----

Deposits                         28,230         1,524         5.38%
                                 ======         -----

Net interest spread                                           3.18%

Net interest income/margin                      1,624         4.41%
                                                =====

         In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

RATE/VOLUME ANALYSIS

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. As this was the first period of operations for the bank, all interest income and expense is attributable to volume and therefore we have omitted the table analyzing the changes in net interest income as it would not be meaningful.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. The bank's asset/liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of senior management of the bank. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank's interest sensitive assets and liabilities within Board-approved limits.

         Our primary sources of liquidity are a stable base of deposits, scheduled repayments on our loans, and interest and maturities on our investments. All of our securities have been classified as available-for-sale. If necessary, we might sell a portion of our investment securities in connection with the management of our interest sensitivity gap or to manage our liquidity. We may also utilize our cash and due from banks and federal funds sold to meet liquidity needs. Additionally, we have a federal fund purchased line of credit with our correspondent bank in the amount of $2.8 million, on which no borrowings have been drawn, that can be utilized if needed. We also have collateral that would support in excess of $4.0 million of advances from the Federal Home Loan Bank. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near future.

         The principal monitoring technique we employ is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

         Because the bank has only been open since Janaury 10, 2000 and maintained a higher than normal level of short-term liquidity the bank is asset sensitive during the first three months, but is only 2.7% liability sensitive at the one-year mark. Our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

INTEREST RATE SENSITIVITY ANALYSIS

         The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2000. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.



                               Within        After three but      After one but      After
                                three         within twelve         within five      five
                               months             months             years          years         Total
                               ------            ------               -----          -----        -----
                                                      (Dollars in thousands)

Interest-earning assets:
  Federal funds sold             $     3,920    $      ---         $      ---     $    ---     $    3,920
  Investment securities                2,996         2,862              3,191          296          9,345

  Loans                               32,183           816             12,975          651         46,625
                                     -------          ---             -------          ---         ------

Total earning assets             $    39,099    $    3,678         $   16,166      $   947     $   59,890

Interest-bearing liabilities:
  Money market and NOW           $    19,251    $      ---         $      ---      $   ---     $   19,251
  Regular savings                         80           ---                ---          ---             80
  Time deposits                        8,040        16,995              2,550          ---         27,585
                                      ------        ------              ------      ------        -------

Total interest-bearing

liabilities                      $    27,371    $   16,995         $    2,550      $   ---     $   46,916

Period gap                       $    11,728    $  (13,317)        $   13,616      $   347     $   12,974
Cumulative gap                   $    11,728    $   (1,589)        $   12,027      $12,974     $   12,974

Ratio of cumulative gap to
total earning assets                  19.58%         (2.65)%            20.08%       21.66%


LOAN PORTFOLIO


         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans were $23.8 million for the year 2000. Total loans outstanding at December 31, 2000 were $46.6 million before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio at December 31, 2000.

                                              Amount           Percent of Total
                               (Dollars in thousands)

Commercial business                    $         9,239            19.88%
Real estate:
  Residential                                    7,163            15.36%
  Non-residential                               13,995            30.02%
  Construction                                  13,377            28.69%
Consumer and other                               2,821             6.05%
                                       ---------------         ---------

Total Loans                            $        46,625           100.00%

Allowance for loan losses                         (600)
                                       ----------------

Total net loans                        $        46,025

         Management attempts to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

         The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at December 31, 2000 (Dollars in thousands):

                                                After one but
                                    One year    Within five          After
                                    or less      Years           Five years      Total
                                    ---------   -------------   ------------     ------

Commercial Business            $      3,458   $     5,769   $      42      $     9,269

Real estate:
   Residential                        1,390        12,605           -           13,995
   Non-residential                    1,767        10,513       1,097           13,377
   Construction                       3,364         3,331         468            7,163
                                  ------------- ------------- -------------- -------------

                                      6,521        17,175       1,607           34,535
Consumer and other                    1,853           918          50            2,821
                                  ------------- ------------- -------------- -------------

Total loans                    $     11,832   $    33,136   $   1,657      $    46,625


Loan maturing after one year with:

Fixed interest rates                                                       $    13,648
Floating interest rates                                                    $    21,145



INVESTMENT PORTFOLIO

         At December 31, 2000, the investment securities portfolio represented approximately 15.2% of our earning assets at $9.3 million. We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $9.0 million and an amortized cost of $9.3 million, with an unrealized gain of $37 thousand. At December 31, 2000, the bank was required to own $255 thousand and $41 thousand in the stock of the Federal Reserve Bank and The Federal Home Loan Bank, respectively.

         Contractual maturities and yields on our investments (all available for sale) at December 31, 2000 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (Dollars in thousands).

                                                      After one but
                                   Within               Withhin Five             Over
                                  One year    Yield       Years       Yield    Five years   Yield      Total      Yield
                                  --------    -----    -------------  -----    ----------   -----      -----


U.S. Government agencies        $   2,992    6.38%    $     4,419     7.00%       1,000        7.00% $   8,411        6.78%

Mortgage-backed securities            ---      ---            638     6.32%         ---          ---       638        6.32%

                                 --------------------  ------------------------ --------------------- ----------------------
Total                           $   2,992    6.38%    $    5,056      6.92%    $  1,000        7.00% $   9,049        6.75%

         At December 31, 2000, short-term investments comprised 6.3% of total earning assets at $3.9 million. These funds were invested in federal funds sold on an overnight basis.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Our primary source of funds for loans and investments is our deposits. Average total deposits were $28.2 million and average interest-bearing deposits were $25.1 million in 2000. The following is a table of deposits by category at year-end.

                                                           Amount
                                                       (in thousands)    Percent
                                                       -------------     -------

        Demand deposit accounts                      $       3,088        6.18%
        NOW accounts                                         6,637       13.28%
        Money market accounts                               12,613       25.23%
        Savings accounts                                        80         .16%
        Time deposits less than $100,000                    14,446       28.89%
        Time deposits of $100,000 or more                    13,130      26.26%
                                                           -------       ------

        Total deposits                               $     49,994       100.00%
                                                           =======      =======

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $37.7 million at December 31, 2000. Our loan-to-deposit ratio was 92.1% at year-end. The maturity distribution of our time deposits of $100,000 or more at December 31, 2000 is as follows (Dollars in thousands):

                  Three months or less                      $   4,413
                  Over three through twelve months              7,717
                  Over twelve months                            1,000
                                                            ---------

                  Total                                     $  13,130
                                                            =========

SHORT-TERM BORROWINGS

         As of December 31, 2000, we had no outstanding balances under short-term borrowings.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 2000. Since our inception, we have not paid cash dividends.

                         Return on average assets                  -1.6%
                         Return on average equity                  -6.8%
                         Equity to assets ratio                    15.4%

CAPITAL RESOURCES

     Total shareholders' equity amounted to $9.5 million at December 31, 2000. This is compared to $10.1 million at December 31, 1999. The decrease resulted primarily from the $662 thousand loss from operations for the year ended December 31, 2000.

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet epxosures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we had less than $150 million in assets, we are not currently subject to these guidelines. However, the bank falls under these rules as set per bank regulatory agencies.

         Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

         The following table sets forth the company's and the bank's various capital ratios at December 31, 2000. We are both subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2000, we were in compliance with each of the applicable regulatory capital requirements.

                                                The           The
                                              Company         Bank
                                              -------         ----

      Total risk-based capital                  20.5%        18.0%
      Tier 1 risk-based capital                 19.3%        16.8%
      Leverage capital                          16.9%        14.7%

     We believe that capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2000, there were no significant firm commitments outstanding for capital expenditures. However, the bank plans to lease its permanent main office building beginning in the first quarter of the year 2001.

LIQUIDITY MANAGEMENT

         Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

         At December 31, 2000, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4.9 million, representing 7.9% of total assets. Investment securities amounted to $9.3 million, representing 15.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains a federal funds purchased line of credit with a correspondent bank in the amount of $2.8 million. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meets our long term liquidity needs.

IMPACT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. SFAS 137 amends SFAS 133 to delay the required adoption date by one year. SFAS 138 amends SFAS 133 to address a limited number of issues causing implementation difficulties. This statement is effective for fiscal quarters in fiscal years beginning after June 15, 2000. We adopted this statement January 1, 2001, with no expected material impact on our financial statements.

INDUSTRY DEVELOPMENTS

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted, or if adopted, how these proposals would affect us.

ITEM 7.  FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS



                FOR THE PERIOD FROM FEBRUARY 22, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2000

Report of Independent Public Accountant..................................F-2

Consolidated Balance Sheets..............................................F-3

Consolidated Statements of Operations....................................F-4

Consolidated Statements of Stockholder's Equity..........................F-5

Statements of Cash Flows.................................................F-6

Notes to Consolidated Financial Statements.........................F-7- F-20

                        GREENVILLE FIRST BANCSHARES, INC.
                                 AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Directors

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

Greenville, South Carolina

           We have audited the accompanying consolidated balance sheets of GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period from February 22, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the year ended December 31, 2000 and for the period from February 22, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

February 9, 2001
Greenville, South Carolina

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                              --------------------------
                                                                                              2000                  1999
                                                                                              ----                  ----

                                     ASSETS
   Cash and due from banks                                                             $        931,372   $         5,856
   Federal funds sold                                                                         3,920,000         1,460,000
   Investment securities available for sale                                                   9,048,718         8,317,872
   Other investments, at cost                                                                   295,800                 -
   Loans, net                                                                                46,025,027                 -
   Accrued interest                                                                             541,820           246,773
   Property and equipment                                                                       616,621           111,192
   Deferred taxes                                                                                25,553                 -
   Other assets                                                                                  23,277                 -
                                                                                       ----------------   ---------------
Total assets                                                                           $     61,428,188   $    10,141,693
                                                                                       ================   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                            $     49,994,429     $           -
   Officialchecks outstanding                                                                 1,165,123                 -
   Accrued interest payable                                                                     558,194                 -
   Accounts payable                                                                               9,068            11,322
   Accrued expenses                                                                             226,394            18,000
                                                                                       ----------------   ---------------

Total liabilities                                                                            51,953,208            29,322
                                                                                       ----------------   ---------------


COMMITMENTS AND CONTINGENCIES - NOTE 9

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share, 10,000,000 shares
     authorized, no shares issued                                                                     -                 -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,150,000 issued                                                                11,500            11,500
   Additional paid-in capital                                                                10,635,200        10,635,200
   Unrealized gain on securities available for sale                                              24,162                 -
   Retained deficit                                                                          (1,195,882)         (534,329)
                                                                                       -----------------  ---------------
       Total stockholders' equity                                                             9,474,980        10,112,371
                                                                                       ----------------   ---------------
       Total liabilities and stockholders' equity                                      $     61,428,188   $    10,141,693
                                                                                       ================   ===============

See notes to consolidated financial statements that are an integral part of these statements.

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      FOR THE PERIOD
                                                                                                            FROM
                                                                                       FOR THE YEAR    FEBRUARY 22, 1999
                                                                                          ENDED         (INCEPTION) TO
                                                                                      DECEMBER 31,          DECEMBER 31,
                                                                                           2000             1999
                                                                                     --------------  -------------------


INTEREST  INCOME
Loans                                                                             $       2,318,261  $                  -

Investment securities                                                                       441,655                92,676
   Federal funds sold                                                                       388,337                     -
                                                                                  -----------------  --------------------

       Total interest income                                                              3,148,253                92,676

   Interest expense                                                                       1,523,618                12,049
                                                                                  -----------------  --------------------

             Net interest income before provision for loan losses                         1,624,635                80,627

   Provision for loan losses                                                                600,000                     -
                                                                                  -----------------  --------------------

             Net interest income after provision for loan losses                          1,024,635                80,627
                                                                                  -----------------  --------------------

NONINTEREST INCOME
   Loan fee income                                                                           12,565                     -

   Service fees on deposit accounts                                                          36,173                     -
   Other income                                                                               9,610                     -
                                                                                  -----------------  --------------------
       Total other income                                                                    58,348                     -
                                                                                  -----------------  --------------------
NONINTEREST EXPENSES
   Salariesand benefits                                                                     990,844               336,877
   Professional fees                                                                        148,157               120,014
   Marketing                                                                                 45,650                32,371
   Insurance                                                                                 22,303                10,960
   Occupancy                                                                                283,562                13,001
   Other outside services                                                                   104,552                     -
   Telephone                                                                                 19,946                 6,737
   Other                                                                                    167,522                94,996
                                                                                  -----------------  --------------------
       Total expenses                                                                     1,782,536               614,956
                                                                                  -----------------  --------------------
       Loss before provision for income taxes                                              (699,553)             (534,329)

INCOME TAX BENEFIT                                                                           38,000                     -
                                                                                  -----------------  --------------------
NET LOSS                                                                          $        (661,553) $           (534,329)
                                                                                  =================  ====================

BASIC NET LOSS PER SHARE                                                          $            (.58) $               (.46)
                                                                                  =================  ====================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      1,150,000             1,150,000


See notes to consolidated financial statements that are an integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ACCUMU-
                                                                                      LATED
                                                                                      OTHER                          TOTAL
                                                                     ADDITIONAL      COMPRE-                        STOCK-
                                                 COMMON  STOCK       PAID-IN         HENSIVE         RETAINED      HOLDERS'
                                              SHARES      AMOUNT      CAPITAL        INCOME        DEFICIT          EQUITY
                                         -------------   ---------    --------------------------------------------------------------


PROCEEDS FROM THE SALE OF  STOCK
   (NET OF OFFERING EXPENSES OF $853,300)   1,150,000   $   11,500    $ 10,635,200  $    -     $        -             $10,646,700

   NET  LOSS                                        -            -             -         -       (534,329)               (543,329)

BALANCE, DECEMBER 31, 1999                  1,150,000       11,500    $ 10,635,200  $    -     $ (534,329)            $10,112,371

NET  LOSS                                           -             -              -       -       (661,553)               (661,553)

COMPREHENSIVE LOSS, NET OF TAX
   UNREALIZED HOLDING GAIN ON SECURITIES
   AVAILABLE FOR SALE                               -             -              -  24,162              -                  24,162


COMPREHENSIVE LOSS                                  -             -              -       -              -                (637,391)

BALANCE, DECEMBER 31, 2000                  1,150,000    $   11,500   $ 10,635,200  $24,162   $(1,195,882)           $  9,474,980
                                            =========    ===========  ============  =======   ===========            ============


See notes to consolidated financial statements that are an integral part of these statements.

                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                                                           FOR THE PERIOD
                                                                                                               FROM
                                                                                                            FEBRUARY 22,
                                                                                                                1999
                                                                                      FOR THE YEAR            (INCEPTION)
                                                                                         ENDED                THROUGH
                                                                                       DECEMBER 31,           DECEMBER 31,
                                                                                            2000              1999
                                                                                      -------------        ---------------

OPERATING ACTIVITIES
   Net loss                                                                       $        (661,553)      $      (534,329)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
     Provision for loan losses                                                              600,000                     -
     Depreciation and other amortization                                                     66,112                     -
     Accretion and amortization of securities
       discounts and premium, net                                                           (27,790)                    -
     Increase in other assets, net                                                         (356,324)                    -
     Increase in other liabilities, net                                                   1,929,457                29,322
                                                                                  -----------------       ---------------

         Net cash provided by (used for) operating activities                             1,549,902              (505,007)
                                                                                  -----------------       ---------------

INVESTING ACTIVITIES
   Increase (decrease) in cash realized from:

     Origination of loans, net                                                          (46,625,027)                    -
     Purchase property and equipment                                                       (571,541)             (111,192)
     Purchase of securities available for sale                                          (11,961,752)          (18,464,645)
     Payments and maturity of securities
       available for sale                                                                10,999,505             9,900,000
                                                                                  -----------------       ---------------

         Net cash used for investing activities                                         (48,158,815)           (8,675,837)
                                                                                  -----------------       ---------------

FINANCING ACTIVITIES
   Increase in deposits, net                                                             49,994,429                     -
   Proceeds from sale of stock                                                                    -            10,646,700
   Proceeds from borrowings on line of credit                                                                     400,000
   Repayment of borrowings on line of credit                                                                     (400,000)
                                                                                  -----------------       ---------------

         Net cash provided by financing activities                                       49,994,429            10,646,700
                                                                                  -----------------       ---------------
         Net increase in cash                                                             3,385,516             1,465,856

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,465,856                     -
                                                                                  -----------------       ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       4,851,372       $     1,465,856
                                                                                  =================       ===============

SUPPLEMENTAL INFORMATION

   CASH PAID FOR

     Interest paid                                                                $         965,424       $             -
                                                                                  =================       ===============
     Income taxes paid                                                                            -                     -
                                                                                  =================       ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTION
   Unrealized gain on securities, net of income taxes                             $          24,162       $             -
                                                                                  =================       ===============


See notes to consolidated financial statements that are an integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     GREENVILLE FIRST BANCSHARES, INC. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of GREENVILLE FIRST BANK (the "Bank"). The Bank is a national bank under the laws of the United States located in Greenville County, South Carolina. The Company received approval to begin banking operations from both the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") on January 7, 2000. The Bank began operations on January 10, 2000.

     On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares. The offering raised $10,646,700 net of underwriting discounts, commissions and offering expenses. The directors and executive officers of the Company purchased 266,900 shares of common stock at $10 per share, for a total of $2,669,000. The Company used $9.5 million of the proceeds to capitalize the Bank.

     The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting consolidated financial statements.

BASIS OF  PRESENTATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Greenville First Bank (the "Bank"). In consolidation all significant intercompany items and transactions have been eliminated. The accounting and reporting policies conform to generally accepted accounting principles and to general practices in the banking industry. The company uses the accrual basis of accounting.

ESTIMATES

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

   The Bank makes loans to individuals and businesses in and around "Upstate" South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

INVESTMENT SECURITIES

   The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale securities: These are securities that are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of stockholders' equity (accumulated other comprehensive income (loss).

2. Held to maturity securities: These are investment securities that the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company has no held to maturity securities.

3. Trading securities: These are securities that are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

   Gains or losses on dispositions of investment securities are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized or accrued into interest income by a method that approximates a level yield.

LOANS, INTEREST AND FEE INCOME ON LOANS

   Loans are stated at the principal balance outstanding. Unamortized net loan fees and the allowance for possible loan losses are deducted from total loans in the balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding. The net of loan origination fees received and direct costs incurred in the origination of loans is deferred and amortized to interest income over the contractual life of the loans adjusted for actual principal prepayments using a method approximating the interest method.

   Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

   The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans that are determined to be uncollectable are charged against the allowance. Provisions for possible loan losses and recoveries on loans previously charged off are added to the allowance.

   The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

   Under SFAS No. 114 when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

   A loan is also considered impaired if its terms are modified in a trouble debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

NON-PERFORMING ASSETS

   Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status. Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Major repairs are charged to operations, while major improvements are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

ORGANIZATION COSTS

   Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

INCOME TAXES

   The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

ADVERTISING AND PUBLIC RELATIONS EXPENSE

   Advertising, promotional and other business development costs are generally expenses as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

BASIC NET LOSS PER COMMON SHARE

   Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". For purposes of calculating net loss per share, the stock was assumed to be outstanding all of 1999. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. No dilution occurs under the treasury stock method as the exercise price of stock options equals or exceeds the market value of the stock.

STATEMENT OF CASH FLOWS

   For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and Due From Banks and Federal Funds Sold." Cash and cash equivalents have an original maturity of three months or less.


RECLASSIFICATIONS

   Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis which had no effect on stockholders' equity or net income.

RISKS AND UNCERTAINTIES

   In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

   The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The company does not currently use derivative instruments. Therefore, the adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

   Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2000 and 1999 these required reserves were met by vault cash.

NOTE 3 - FEDERAL FUNDS SOLD

           Bank cash reserves (Note 2) in excess of the required amount may be lent to other banks on a daily basis. At December 31, 2000 and 1999 federal funds sold amounted to $3,920,000 and $1,460,000.

NOTE 4 - INVESTMENT SECURITIES

           The amortized costs and fair value of investment securities available for sale are as follows:

                                              DECEMBER 31, 2000
                                          ----------------------------
                               AMORTIZED       GROSS UNREALIZED          FAIR
                                  COST          GAINS      LOSSES       VALUE
                               ---------       ------      -------      -------

Federal agencies              $8,372,194   $  38,089    $      -   $ 8,410,283
Mortgage-backed                  639,915           -       1,480       638,435
                              ----------   ---------    --------   -----------

       Total securities       $9,012,109   $  38,089    $  1,480   $ 9,048,718
                              ==========   =========    ========   ===========

           At December 31, 1999, the Company owned federal agencies with a cost and fair market value of $8,317,872.

           Other investments at December 31, 2000 include Federal Reserve Bank stock with cost of $255,000 and Federal Home Loan Bank stock with cost of $40,800.

           The Bank is required to own stock in the Federal Reserve Bank and Federal Home Loan Bank as a member institution. No ready market exists for the stock and it has no quoted market value. However, redemption of the stock has historically been at par value.

         The amortized costs and fair values of investment securities at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                AMORTIZED        FAIR
                                                   COST          VALUE

   Due in less than one year                $    2,990,779    $    2,991,975
   Due after one through three years             3,016,415         3,036,188
   Due after three through five years            2,004,915         2,020,555
   Due after five through ten years              1,000,000         1,000,000
                                            --------------    --------------
       Total investment securities          $    9,012,109    $    9,048,718
                                            ==============    ==============

           No investment securities were sold in 2000 or 1999. Accordingly, no gains or losses were recorded. At December 31, 2000 $5,544,800 of securities were pledged as collateral for public funds. At December 31, 1999, there were no securities pledged as collateral for public funds.

NOTE 5 - LOANS

           The composition of net loans by major loan category as follows:

                                                                   DECEMBER 31,
                                                                   -----------
                                                                     2000
                                                                     ----
   Commercial                                              $       22,646,855
Real estate - construction                                          7,162,759
Real estate - mortgage                                             13,994,086
   Consumer                                                         2,821,327

   Loans, gross                                                    46,625,027
   Less allowance for possible loan losses                           (600,000)
                                                           ------------------
   Loans, net                                              $       46,025,027
                                                           ==================

           At December 31, 1999, the Bank had no loans. At December 31, 2000, there were no nonaccruing loans and no impaired loans. Variable and fixed rate loans totaled $31,923,745 and $14,701,282 at December 31, 2000.

NOTE 6 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

           The allowance for possible loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

           Activity within the allowance for possible loan losses account follows:


                                                                               FOR THE PERIODS ENDED
                                                                                       DECEMBER 31,

                                                                                2000               1999

   Balance, beginning of year                                          $               -   $             -
   Recoveries of loans previously charged against the allowance                        -                 -
   Provision for loan losses                                                     600,000                 -
   Loans charged against the allowance                                                 -                 -
                                                                       -----------------   ---------------
   Balance, end of year                                                $         600,000   $             -
                                                                       =================   ===============


NOTE 7 - PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

                                                         DECEMBER 31,
                                                   2000                1999

   Leasehold improvements                   $       146,232   $             -
   Furniture and equipment                          440,476            93,664
Software   96,025                                    17,528

                                                    682,733           111,192
   Accumulated depreciation                         (66,112)                -
                                            ---------------   ---------------
       Total property and equipment         $       616,621   $       111,192
                                            ===============   ===============

           Leasehold improvements and furniture and fixtures include items for the Company's main office. The Company occupied its main office on January 16, 2001. The office is leased for twenty years (see note 9).

           Depreciation expense for the year ended December 31, 2000 amounted to $66,112. No depreciation expense was recorded in 1999. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

         TYPE OF ASSET                 LIFE IN YEARS       DEPRECIATION METHOD

   Software and computer equipment        3                   Straight-line
   Furniture and equipment                5 to 7              Straight-line
   Buildings and improvements             5 to 40             Straight-line

NOTE 8 - DEPOSITS

           The following is a detail of the deposit accounts:

                                                                   DECEMBER 31,
                                                                     2000
                                                                   ------------

Non-interest bearing                                        $       3,087,715
Interest bearing:
     NOW accounts                                                   6,637,257
     Money market accounts                                         12,613,368
     Savings                                                           79,572
     Time, less than $100,000                                      14,446,620
     Time, $100,000 and over                                       13,129,897
                                                            -----------------
   Total deposits                                           $      49,994,429
                                                            =================

           The Bank had no deposits at December 31, 1999.

           Interest expense on time deposits greater than $100,000 was $360,130 in 2000.

           At December 31, 2000 the scheduled maturities of certificates of deposit are as follows:

                      2001                               $      24,883,711
                      2002                                       1,847,342
                      2003                                         410,000
                      2004 and thereafter                          435,464
                                                         -----------------
                                                         $      27,576,517

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

           The Company has also entered into a thirty-six month operating lease on an automobile that is used by the Company's president and chief executive officer. The monthly payments are $620. At December 31, 2000, twenty-one lease payments remained.

           The Company has entered into an agreement with a data processor with a remaining term of four years to provide ATM services, item processing and general ledger processing. Components of this contract include monthly charges of approximately $7,500.

           The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2000, there is no litigation pending.

           The Bank has a twenty-year lease on its main office building that begins in January 2001. The monthly rent for the first year is $23,521. The lease provides for annual lease rate escalations based on cost of living adjustments.


           Future minimum lease payments under this operating lease is summarized as follows:

     For the year ended December 31,
                      2001                                  $         282,252
                      2002                                            289,174
                      2003                                            296,303
                      2004                                            303,646
                      2005                                            311,210
                      Thereafter*                                   5,715,450
                                                            -----------------

                                                            $       7,198,035

           *Amount is estimated based on an increase of 2.49 percent per year. Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.

NOTE 10 - UNUSED LINES OF CREDIT

           At December 31, 2000, the Bank had an unused line of credit to purchase federal funds of $2.8 million. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option. The Bank had a second line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $4,000,000 in borrowings.

NOTE 11 - INCOME TAXES

           A income tax benefit of $38,000 was recorded in 2000 and reflects the value of net operating losses available for offset against future taxable income. The resulting deferred tax asset at December 31, 2000, was partially offset by $12,447 of a deferred tax liability that relates to an unrealized gain on securities available for sale, which has been recorded directly to stockholders' equity. Net operating losses available to offset future taxable income expire in 2015. The resulting net deferred tax asset is presented with other assets in the consolidated balance sheets.

NOTE 12 - RELATED PARTY TRANSACTIONS

           Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

           A summary of loan transactions with directors, including their affiliates, and executive officers for the year ended December 31, 2000 is as follows:

   Balance, beginning of year                           $             -
   New loans                                                    479,768
   Less loan payments                                          (119,587)
                                                        ---------------
   Balance, end of year                                 $       360,181
                                                        ===============

           Deposits by officers and directors and their related interests at December 31, 2000, were $171,926.

There were no loans to or deposits by officers and directors and their related interests at December 31, 1999. The Bank has a lease on its main office building with a director of the bank beginning in 2001. The lease is for twenty years, with a $23,521 monthly payment for the first year. The bank is of the opinion that the lease payments represent a market cost that could have been obtained in an "arms length" transaction.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

           In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

           The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2000, unfunded commitments to extend credit were $18,431,819, of which $5,529,546 is at fixed rates and $12,902,273 is at variable rates. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

           At December 31, 2000, there was a $234,063 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 14 - EMPLOYEE BENEFIT PLAN

           On January 1, 2000, the Company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2000 amounted to $74,500. No contributions were made to the Plan in 1999.

NOTE 15 - STOCK OPTIONS AND WARRANTS

           On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 172,500 options at an option price per share not less than the fair market value on the date of grant. The options granted to officers and employees vest either at 20 percent over four years or 25 percent over five years and expire 10 years from the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

                                                FOR THE PERIODS  ENDED
                                                       DECEMBER 31,
                                                ---------------------------
                                                 2000                  1999
                                                 ----                  ----
Net loss

     As reported                         $     (661,553)    $       (534,329)
     Pro forma                                 (695,213)            (534,329)
Basic net loss per common share
     As reported                                   (.58)                (.46)
     Pro forma                                     (.60)                (.46)

           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS 123. The risk free interest rate used was 5.90 percent, the expected option life was 4 to 5 years and the assumed dividend rate was zero.

           A summary of the status of the plan as of December 31, 2000, and changes during the year ending is presented below:
                                                            2000
                                                   -------------------

                                                             WEIGHTED
                                                              AVERAGE
                                             SHARES         EXERCISE PRICE
                                             ------         --------------
Outstanding at beginning of year                    -      $             -
Granted                                        97,000                10.00
Exercised                                       -         -
Forfeited or expired                                -                    -
                                             --------      ---------------
Outstanding at end of year                     97,000      $         10.00
                                             ========      ===============

Options exercisable at year-end                     -                   -
                                             ========      ===============

Shares available for grant                     75,500
                                             ========


            Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 129,950 shares of common stock at $10 per share. These options vest over a three year period and expire on October 27, 2009.

NOTE 16 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank's and the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. The Bank is restricted in its ability to pay dividends under the national banking laws and regulations of the OCC. Generally, these restrictions require the Bank to pay dividends derived solely from net profits. Moreover, OCC prior approval is required if dividends declared in any calendar year exceed the Bank's net profit for that year combined with its retained net profits for the preceding two years.

NOTE 17 - COMMON STOCK AND LOSS PER SHARE

            SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options and warrants can create a difference between basic and diluted net income (loss) per common share. Since all stock options and warrants were considered to be anti-dilutive, the weighted average number of common shares outstanding for both basic net loss per share and diluted net loss per common share is the same and diluted loss per share is not presented. Loss per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,150,000 shares in 2000 and 1999.

NOTE 18 - REGULATORY MATTERS

           The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2000, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                    TO  BE  WELL CAPITALIZED
                                                                              FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                                                            ADEQUACY PURPOSES           ACTION PROVISIONS  MINIMUM
                                                    ACTUAL                     MINIMUM                  AMOUNT
                                              AMOUNT          RATIO          AMOUNT          RATIO    (AMOUNTS IN $000)   RATIO
                                              ------          -----          ------          -----    ------------------  -----

AS OF DECEMBER 31, 2000
   Total Capital (to risk weighted
     assets)                               $    8,815         18.0%      $   3,918          8.0%     $   4,903           10.0%
   Tier 1 Capital (to risk weighted
     assets)                                    8,215         16.8           1,961          4.0          2,941            6.0
   Tier 1 Capital (to average assets)           8,215         14.7           2,241          4.0          2,802            5.0


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA

FOLLOWING IS A SUMMARY OF OPERATIONS BY QUARTER FOR THE YEAR ENDED DECEMBER 31, 2000:

                                                                               QUARTER ENDED
                                           MARCH 31         JUNE 30         SEPTEMBER 30    DECEMBER 31
                                         -------------    ------------   ---------------    -----------
                                          TOTAL
                                          -----

Interest income                          $     335,957  $      642,027     $     945,654     $   1,224,615     $  3,148,253
Interest expense                               116,533         282,112           474,541           650,432        1,523,618
                                         --------------   ------------   ---------------    --------------   --------------

   Net interest income                         219,424         359,915           471,113           574,183        1,624,635
PROVISION FOR LOAN LOSS                        100,000         180,000           150,000           170,000          600,000
Noninterest income                               2,362           9,490            21,567            24,929           58,348
Noninterest expenses                           395,905         428,906           454,995           502,730        1,782,536
                                         -------------    ------------   ---------------    --------------   --------------
Loss before provision for
  income taxes                                (274,119)       (239,501)         (112,315)          (73,618)        (699,553)
Income tax (benefit) expense                         -         (74,000)                -            36,000          (38,000)
                                         -------------    ------------   ---------------    --------------   --------------

Net loss                                 $    (274,119)   $   (165,501)  $      (112,315)   $     (109,618)  $     (661,553)
                                         =============    ============   ===============    ==============   ==============

Basic net loss per share                 $       (0.24)   $      (0.14)  $         (0.10)   $        (0.10)  $        (.58)
                                         =============    ============   ===============    ==============   =============

Weighted average number of
   common shares outstanding                 1,150,000       1,150,000         1,150,000         1,150,000        1,150,000
                                         =============    ============   ===============    ==============   ==============


     Selected quarterly financial data for 1999 has not been presented because the Company had no bank operations.

NOTE 20 -FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

       Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks and federal funds sold.

       Securities are valued using quoted fair market prices. Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

       Fair value for variable rate loans that reprice frequently and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans (primarily commercial) maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

       Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing within one year are valued at their carrying value. The fair value of certificate of deposit accounts after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

       The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

    The estimated fair values of the Company's financial instruments are as follows:

                                                                                         DECEMBER 31,
                                                                               2000                               1999
                                                                -------------------------------   --------------------------------
                                                                  CARRYING          FAIR         CARRYING            FAIR
                                                                    AMOUNT          VALUE         AMOUNT            VALUE

FINANCIAL ASSETS:
  Cash and due from banks                                       $     931,372    $    931,372   $      5,856   $     5,856
  Federal funds sold                                                3,920,000       3,920,000      1,460,000     1,460,000
  Investment securities                                             9,344,518       9,344,518      8,317,872     8,317,872
  Other Investments                                                   295,800         295,800              -             -
  Loans, net                                                       46,025,027      46,300,000              -             -
FINANCIAL LIABILITIES:

  Deposits                                                         49,994,429      50,018,000              -             -

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:
  Commitments to extend credit                                     18,431,819      18,431,819              -             -
  Standby letters of credit                                           234,063         234,063              -             -


NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Greenville First Bancshares, Inc. (parent company only):

           During 2000, the Company capitalized the Bank with $8,500,000 and transferred all remaining assets, including losses incurred through December 31, 2000 totaling $490,670 to the Bank subsidiary.

CONDENSED BALANCE SHEETS

                                                                                                     DECEMBER 31,
                                                                                               2000            1999
                                                                                               ----             ----


ASSETS
Cash and  cash equivalents                                                              $     1,235,733   $         5,856
Investment in Bank subsidiary                                                                 8,239,247                 -
Securities available for sale                                                                         -         9,777,872
Other assets                                                                                          -           357,965
                                                                                        ----------------  ---------------

       Total assets                                                                     $     9,474,980   $    10,141,693
                                                                                        ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                        $             -   $        29,322
Stockholders' equity                                                                          9,474,980        10,112,371
                                                                                        ---------------   ---------------

       Total liabilities and stockholders' equity                                       $     9,474,980   $    10,141,693
                                                                                        ===============   ===============

CONDENSED STATEMENTS OF OPERATIONS

                                                                                               FOR THE PERIODS ENDED
                                                                                                     DECEMBER 31,
                                                                                                 2000              1999
                                                                                                 ----               ----
REVENUES

Interest income                                                                        $        116,205    $       92,676

EXPENSES

Salaries and benefits                                                                                 -           336,877
Professional fees                                                                                     -           120,014
Other expenses                                                                                    2,173           170,114
                                                                                       ----------------    --------------

       Total expenses                                                                             2,173           627,005
                                                                                       ----------------    --------------

Income (loss) before equity in undistributed
   net loss of Bank subsidiary                                                                  114,032          (534,329)
Equity in undistributed net loss of Bank subsidiary                                            (775,585)                -
                                                                                       ----------------    ---------------

       Net loss                                                                        $       (661,553)   $     (534,329)
                                                                                       ================    ===============



NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                FOR   THE   PERIODS ENDED
                                                                                                        DECEMBER 31,
                                                                                                -------------------------
                                                                                                 2000               1999
                                                                                                -------             ----



OPERATING ACTIVITIES
   Net loss                                                                               $      (661,553) $      (534,329)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Equity in undistributed net loss of
       the bank subsidiary                                                                        775,585                -
(Decrease) increase in accounts payable                                                           (29,322)          29,322
     Decrease in other assets                                                                     357,965                -
                                                                                          ---------------  ---------------

         Net cash provided by (used for) operating activities                                     442,675         (505,007)
                                                                                          ---------------  ---------------


INVESTING ACTIVITIES

   Transfer of securities available for sale to bank subsidiary                                 8,317,872                -
   Purchase of securities available for sale                                                            -      (18,464,645)
   Maturity of investment securities                                                                    -        9,900,000
   Purchase of property and equipment                                                                   -         (111,192)
                                                                                          ---------------  ---------------

         Net cash provided by (used for) investing activities                                   8,317,872       (8,675,837)
                                                                                          ---------------  ---------------


FINANCING ACTIVITIES

   Proceeds from borrowing on line of credit                                                            -          400,000
   Repayment of borrowing on line of credit                                                             -         (400,000)
   Proceeds from sale of stock                                                                          -       10,646,700
   Investment in Bank subsidiary                                                               (8,990,670)               -
                                                                                          ---------------  ---------------

         Net cash provided by (used for) financing activities                                  (8,990,670)      10,646,700
                                                                                          ---------------  ---------------

         Net increase in cash and cash equivalents                                               (230,123)       1,465,856


     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,465,856                -
                                                                                          ---------------  ---------------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     1,235,733  $     1,465,856
                                                                                          ===============  ===============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE


EXCHANGE ACT

         In response to this Item, the information contained on pages 3 through 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on page 6 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May15, 2001 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.

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

10.2. Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

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

10.6 Standard Form of Agreement between Greenville First Bancshares, Inc. and AMI Architects (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).


(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GREENVILLE FIRST BANCSHARES, INC.


Date:   March  28, 2001                By:    /s/ R. Arthur Seaver, Jr.
       --------------------                  -----------------------------------
                                                  R. Arthur Seaver, Jr.
                                           President and Chief Executive Officer

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

Signature                             Title                              Date
---------                             -----                              ----

/s/ James M. Austin
--------------------------------
James M. Austin, III                  Chief Financial Officer,           March 28, 2001
                                      Principal Financial and
                                      Accounting Officer

/s/ Andrew B. Cajka
--------------------------------
Andrew B. Cajka                       Director                           March 28, 2001


/s/ Mark A. Cothran
--------------------------------
Mark A. Cothran                       Director                           March 28, 2001


/s/ Leighton M. Cubbage
--------------------------------
Leighton M. Cubbage                   Director                           March 28, 2001


/s/ David G. Ellison
--------------------------------
David G. Ellison                      Director                           March 28, 2001


/s/ Anne S. Ellefson
--------------------------------
Anne S. Ellefson                      Director                           March 28, 2001


/s/ Tecumseh Hooper
--------------------------------
Tecumseh Hooper, Jr.                  Director                           March 28, 2001

/s/ Rudolph G. Johnstone
--------------------------------    .
Rudolph G. Johnstone, III, M.D.       Director                           March 28, 2001





/s/ Keith J. Marrero
--------------------------------
Keith J. Marrero                      Director                           March 28, 2001


/s/ James B. Orders
--------------------------------
James B. Orders, III                  Director, Chairman                 March 28, 2001


/s/ William B. Sturgis
--------------------------------
William B. Sturgis                    Director                           March 28, 2001


/s/ R. Arthur Seaver
--------------------------------
R. Arthur Seaver, Jr.                 Director, Chief Executive          March 28, 2001
                                      Officer and President
                                      (PRINCIPAL EXECUTIVE OFFICER)

/s/ Fred Gilmer
--------------------------------
Fred Gilmer, Jr.                      Director, Senior Vice-             March 28, 2001
                                         President


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

10.2. Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to
         Exhibit 10.2 of Form 10-k filed on March 28, 2000).

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

10.7 Standard Form of Agreement between Greenville First Bancshares, Inc. and AMI Architects (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).