Form 10QSB
period 2001-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2001-05-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to _________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                             58-2459561
     -----------------------------       --------------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

      112 Haywood Road
      Greenville, S.C.                                         29607
     ---------------------------------------------        --------------
      (Address of principal executive offices)              (Zip Code)

                                  864-679-9000
                       ---------------------------------
                               (Telephone Number)


                                 Not Applicable
                     -------------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                        --     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of May 4, 2001

     Transitional Small Business Disclosure Format (check one):  YES      NO  X
                                                                     --      --

                        GREENVILLE FIRST BANCSHARES, INC.

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

         The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

                  GREENVILLE FIRST BANCSHARES, INC & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2001           December 31, 2000
                                                                            (Unaudited)                (Audited)
                               Assets

Cash and due from bank                                                    $       1,268,489        $         931,372
Federal funds sold                                                                7,642,830                3,920,000
Investments securities available for sale                                        13,342,734                9,048,718
Other investments, at cost                                                          395,000                 295,800
Loans                                                                            53,440,645               46,625,027
   Less reserve for loan losses                                                    (722,000)                (600,000)
                                                                      ---------------------    ---------------------
                                                                                 52,718,645               46,025,027
                                                                      ---------------------    ---------------------
Accrued interest receivable                                                         583,112                  541,820
Property and equipment                                                              992,563                  616,621
Other assets                                                                         69,492                   48,830
                                                                      ---------------------        -----------------
       Total assets                                                       $      77,012,865        $      61,428,188
                                                                      =====================        =================


                Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                                  $      66,199,212        $      49,994,429
Checks outstanding                                                                  515,939                1,165,123
Accounts payable                                                                      1,262                    9,068
Accrued expense                                                                     208,039                  226,394
Accrued interest payable                                                            625,230                  558,194
                                                                          -----------------        -----------------
        Total liabilities                                                        67,549,682               51,953,208
                                                                          -----------------        -----------------


Commitments and Contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued                                     -                       -
   Common Stock, par value $.01 per share
       10,000,000 shares authorized 1,150,000 issued                                 11,500                   11,500
   Additional paid-in capital                                                    10,635,200               10,635,200
   Unrealized gain on securities available for sale                                  90,601                   24,162
   Retained deficit                                                              (1,274,118)              (1,195,882)
                                                                      ---------------------        -----------------

       Total stockholders' equity                                                 9,463,183                9,474,980
                                                                      ---------------------        -----------------

       Total liabilities and stockholders' equity                     $          77,012,865        $      61,428,188
                                                                      =====================        =================



See Notes to Consolidated Financial Statements that are an integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months       For the Three Months
                                                                        ended                       ended
                                                                   March 31, 2001                 March 31, 2000


Interest income
   Investments                                                       $             281,559      $           191,658
   Loans                                                                         1,130,976                  144,299
                                                                     ---------------------      -------------------
     Total interest income                                                       1,412,535                  335,957

Interest expense                                                                   800,497                  116,533
                                                                     ---------------------      -------------------
     Net interest income                                                           612,038                  219,424

Provision for loan loss                                                            122,000                  100,000

Other income                                                                        44,853                    2,362

General & administrative expenses
   Salaries and benefits                                                           326,734                  245,156
   Professional fees                                                                34,087                   25,120
   Marketing                                                                        21,804                    2,164
   Outside services                                                                 34,783                   15,998
   Occupancy                                                                       125,194                   71,006
   Telephone                                                                         5,462                    5,961
   Other                                                                            65,063                   30,500
                                                                     ---------------------      -------------------
     Total general & administrative expenses                                       613,127                  395,905
                                                                     ---------------------      -------------------

      Net loss before taxes                                                         78,236                  274,119

Provision for income tax benefits                                                        -                        -
                                                                     ---------------------      --------------------

Net loss                                                             $              78,236      $           274,119
                                                                     =====================      ===================

Basic loss per share                                                 $                 .07      $               .24

Weighted average shares outstanding                                              1,150,000                1,150,000




           See Notes to Consolidated Financial Statements that are in integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Three Months ended March 31, 2001
                                   (Unaudited)


                                                                                                  Accumulated
                                                                                                    Other         Total
                                            Common Stock          Additional      Retained      Comprehensive  Shareholders
                                        Shares       Amount    Paid-in Capital      Deficit           Gain         Equity
                                       -------      ------     ---------------    -------       -------------   ----------

Balance at  December 31, 2000          1,150,000     $11,500      $10,635,200   $ (1,195,882)      $ 24,162      $ 9,474,980

  Net loss                                                                           (78,236)                        (78,236)

Comprehensive gain (loss), net
of tax:
  Unrealized gain on investments
     held for sale                                                                                   66,439           66,439
                                       ---------   ---------     ------------  -------------    -----------      -----------

  Comprehensive gain (loss)                                                          (78,236)        66,439          (11,797)
                                       ---------   ---------     ------------  -------------    -----------      -----------

Balance at March 31, 2001              1,150,000     $11,500      $10,635,200    $(1,274,118)      $ 90,601      $ 9,463,183
                                       =========   =========     ============  =============   ============      ===========



           See Notes to Consolidated Financial Statements that are an integral part of these statements.

               GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                                    For the three        For the three
                                                                                    months ended         months ended
                                                                                   March 31, 2001        March 31, 2000
                                                                                  ---------------        ----------------


Operating activities
   Net loss                                                                       $         (78,236)      $      (274,119)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
     Provision for loan losses                                                              122,000               100,000
     Depreciation and other amortization                                                     48,268                15,497
     Accretion and amortization of securities
       discounts and premium, net                                                           (21,495)               (1,705)
     Decrease (increase) in other assets, net                                               (61,953)               60,397
     Increase (decrease) in other liabilities, net                                         (642,535)              397,308
                                                                                  ------------------      ---------------

         Net cash provided by (used for) operating activities                               (633,951)             297,378
                                                                                  ------------------      ---------------

Investing activities
   Increase (decrease) in cash realized from:
     Origination of loans, net                                                           (6,815,618)          (13,059,001)
     Purchase of property and equipment                                                    (424,210)             (168,663)
     Purchase of securities                                                              (8,109,200)           (5,553,591)
     Payments and maturity of securities
       available for sale                                                                 3,838,143             8,398,796
                                                                                  -----------------       ---------------

         Net cash used for investing activities                                         (11,510,885)          (10,382,459)
                                                                                  -----------------       ---------------

Financing activities
   Increase in deposits, net                                                             16,204,783            17,486,026
                                                                                  -----------------       ---------------
         Net cash provided by financing activities                                       16,204,783            17,486,026
                                                                                  -----------------       ---------------

         Net increase in cash                                                             4,059,947             7,400,945

Cash and cash equivalents, beginning of period                                            4,851,372                 5,856
                                                                                  -----------------       ---------------
Cash and cash equivalents, end of period                                          $       8,911,319       $     7,406,801
                                                                                  =================       ===============

Supplemental information

   Cash paid for

     Interest paid                                                                $         733,461       $        74,531
                                                                                  =================       ===============
     Income taxes paid                                                                            -                     -
                                                                                  =================       ===============


Supplemental schedule of non-cash transaction
   Unrealized gain (loss) on securities, net of income taxes                      $          66,439       $        (4,803)
                                                                                  =================       ===============

           See Notes to Consolidated Financial Statements that are an integral part of these statements.

                   GREENVILLE FIRST BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL

         The following is a discussion of Greenville First Bancshares, Inc.'s financial condition as of March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and 2000. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

         Until January 10, 2000, our principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the OCC for its application to charter the bank, the pursuit of approvals from the FDIC for its application for insurance of the deposits of the bank, hiring the appropriate personnel and implementing operating procedures. We received approval from both the FDIC and the OCC on January 7, 2000. The bank opened for business on January 10, 2000.

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

FINANCIAL CONDITION

         At March 31, 2001, we had total assets of $77.0 million, consisting principally of $52.7 million in loans, $21.4 million in investments and $1.3 million in cash and due from banks. Liabilities at March 31, 2001 totaled $67.5 million, consisting principally of $66.2 million in deposits. At March 31, 2001, shareholders' equity was $9.5 million.

         At March 31, 2001, our loan portfolio consisted primarily of $25.0 million of commercial real estate loans, $11.7 million of commercial business loans, and $16.7 million of consumer and home equity loans. At March 31, 2001, there were no non-performing loans. At March 31, 2001, our allowance for loan losses was $722 thousand. Management believes that the reserve for loan losses is adequate to absorb possible loan losses in the portfolio. Management bases its belief on its consideration of a number of factors, including internal credit ratings and assumptions about future events, which assumptions may or may not be accurate. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At March 31, 2001, we had $66.2 million in deposits. The $66.2 million in deposits consisted primarily of $5.9 million in personal checking, $5.9 million in business checking, $38.5 million in certificates of deposit and $15.9 million of money market accounts of which 57% are business accounts.

LIQUIDITY

         Our primary sources of liquidity are a stable base of deposits, scheduled repayments on our loans, and interest and maturities investments. All of our securities have been classified as available-for-sale. If necessary, we may choose to sell a portion of the investment securities in connection with the management of interest sensitivity gap or to manage liquidity. Management may also utilize cash and due from banks and federal funds sold to meet liquidity needs. Additionally, we have a federal funds purchased line of credit with a correspondent bank in the amount of $2.8 million, on which no borrowings have been drawn, that can be utilized if needed. We also have collateral that supports in excess of $4.0 million of advances from the Federal Home Loan Bank. Management believes that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near future.

         One measure of liquidity is our loan-to-total borrowed funds ratio, which was at 79.6% at March 31, 2001. We had commitments to fund approximately $18.0 million in loans at March 31, 2001.

CAPITAL

         We currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change our capital position in a relatively short period of time.

         As of March 31, 2001, there were no significant firm commitments outstanding for capital expenditures. Beginning in January 2001, we began to lease its main office building. The lease is a twenty-year lease with the monthly rent for the first year of $24 thousand. The lease provides for annual lease rate escalations based on cost of living adjustments.

RESULTS OF OPERATIONS

         Our net loss for the three months ended March 31, 2001 was $78 thousand compared to a net loss of $274 thousand for the three-month periods ended March 31, 2000. Included in the net losses are non-cash expenses for provision for loan losses. The provision for loan losses for the 2001 period was $122 thousand compared to $100 thousand for the first quarter of 2000. Net interest income for the three months ended March 31, 2001 was $612 thousand compared to only $219 thousand for the same period in 2000. Net interest income continues to increase each quarter. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Interest income for the first three months ended March 31, 2001 was $1.4 million compared to $336 thousand for the first quarter of 2000. Interest expense for the first three months ended March 31, 2001 was $800 thousand compared to only $117 thousand for the three months ended March 31, 2000. During the first quarter of 2000, much of the loan and investment activity was funded with our capital.

         Average loans and investments for the first quarter of 2001 were $50.9 million and $6.2 million, respectively. The average loans and investments for the three months ended March 31, 2001 compared to the first quarter of 2000 increased $44.7 million and $4.3 million, respectively. The average yields on loans and investments for the three months ended March 31, 2001 were 9.01% and 6.59%, respectively. The average yields on loans and investments for the three months ended March 31, 2000 were 9.35% and 5.92%.

         The average balance of deposits for the first three months ended March 31, 2001 was $59.7 million, while the average balance for the first quarter of 2000 was $9.5 million. This represents a $50.2 million increase compared to the same period in the year 2000. The weighted rate on deposits for the three months ended March 31, 2001 was 5.44% and 4.94% for the first quarter of the year 2000.

         Our earning assets to deposit spread for the three months ended March 31, 2001 was 3.04% and 2.08% for the three months ended March 31, 2000. The lower yield on earning assets to deposits spread in the first quarter of 2000 resulted from 67.7% of the earning assets being in investments, which yield lower rates than loans. Our net yield on earning assets was 3.67% for the three months ended March 31, 2001 compared to 4.59% for the three months ended March 31, 2000. The decrease relates primarily to the fact that interest-bearing liabilities were 88.3% of earning assets in the 2001 period compared to only 49.3% in the same period of 2000. The higher percentage in 2001 represents our ability to leverage its capital.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income in the first quarter of 2001 increased $392 thousand compared to the same period in 2000. During this same period other income increased $43 thousand and general and administrative expenses increased only $217 thousand. The increase in other income relates primarily to higher deposit fees and mortgage loan referral fees as a result of our larger customer base.

         Our provision for loan loss increased $22 thousand in the first quarter of 2001 compared to the same period in 2000. This increase relates primarily to management's decision to increase the allowance for loan loss as a percentage of loans from 1.29% at December 31, 2000 to 1.35% at March 31, 2001. At March 31, 2001, the allowance for loan losses was $722 thousand. We have not charged off any loans since commencing operations. There were no non-accrual or non-performing loans at March 31, 2001. The provisions for loan losses were made primarily as a result of management's assessment of general loan loss risk as we recorded loans.

         We incurred general and administrative expenses of $613 thousand for the three months ended March 31, 2001 compared to $396 thousand for the same period in 2000. The $217 thousand additional general and administrative expenses resulted primarily from the move into our new main office building and the additional staff hired to handle the current and future growth in both loans and deposits. Salaries and benefits for the three months ended March 31, 2001 were $327 thousand and represented 53.3% of the total expense. Salaries and benefits were $245 thousand first three months of 2000. The other significant expense in 2001 was $125 thousand for occupancy cost. This expense increased $54 thousand when comparing the two quarters. The increase relates primarily to the additional costs associated with our permanent main office building compared to the lower cost of the temporary modular facility. All other expense increased only $81 thousand dollars. This increase relates primarily to additional marketing expenses and non-capitalizable costs in 2001 associated with the move into the new main office building.

         No provision or benefit for income taxes was recorded in either the first quarter of 2001 or 2000.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.    Changes in Securities

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

                  None

      (b)  Reports on Form 8-K

                  None

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     GREENVILLE FIRST BANCSHARES, INC.



Date: May 10, 2001
                                     /s/ R. Arthur Seaver, Jr.
                                     -------------------------------------------
                                     R. Arthur Seaver, Jr.
                                     Chief Executive Officer



                                     /s/ James M. Austin, III
                                     -------------------------------------------
                                     James M. Austin, III
                                     Chief Financial Officer