Form 10QSB
period 2001-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2001-08-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from  ________ to ________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                              58-2459561
   ---------------------------            -------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

     112 Haywood Road
     Greenville, S.C.                                              29607
  -----------------------------                            ---------------------
     (Address of principal executive offices)                    (Zip Code)

                                  864-679-9000
                        -------------------------------
                               (Telephone Number)


                                 Not Applicable
                       -----------------------------------
                          (Former name, former address
             and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                        --     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of August 4, 2001


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

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2001           December 31, 2000
                                                                            (Unaudited)                (Audited)
                               Assets

Cash and due from bank                                               $            1,383,349    $             931,372
Federal funds sold                                                                2,238,608                3,920,000
Investments securities available for sale                                        13,524,756                9,048,718
Other investments, at cost                                                          395,000                  295,800
Loans                                                                            65,556,919               46,625,027
   Less reserve for loan losses                                                    (850,000)                (600,000)
                                                                      ---------------------    ---------------------
                                                                                 64,706,919               46,025,027
                                                                      ---------------------    ---------------------
Accrued interest receivable                                                         701,439                  541,820
Property and equipment                                                              975,592                  616,621
Other assets                                                                         34,720                   48,830
                                                                      ---------------------    ---------------------
       Total assets                                                  $           83,960,383     $         61,428,188
                                                                      =====================    =====================


                Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                             $           73,063,266     $         49,994,429
Checks outstanding                                                                                         1,165,123
Accounts payable                                                                      2,113                    9,068
Accrued expense                                                                     178,441                  226,394
Accrued interest payable                                                            702,459                  558,194
                                                                      ---------------------    ---------------------
        Total liabilities                                                        74,557,004               51,953,208
                                                                      ---------------------    ---------------------


Commitments and Contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued                                     -                       -
   Common Stock, par value $.01 per share
       10,000,000 shares authorized 1,150,000 issued                                 11,500                   11,500
   Additional paid-in capital                                                    10,635,200               10,635,200
   Unrealized gain on securities available for sale                                  90,259                   24,162
   Retained deficit                                                              (1,333,580)              (1,195,882)
                                                                      ---------------------    ---------------------

       Total stockholders' equity                                                 9,403,379                9,474,980
                                                                      ---------------------    ---------------------

        Total liabilities and stockholders' equity                    $          83,960,383    $          61,428,188
                                                                      =====================    =====================


See Notes to Consolidated Financial Statements that are an integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                             For the Three       For the Three Months ended
                                                                           Months ended June            June 30, 2000
                                                                                30, 2001
Interest income
   Investments                                                       $                297,950   $                189,069
   Loans                                                                            1,214,829                    452,958
                                                                     ------------------------   ------------------------
     Total interest income                                                          1,512,779                    642,027

Interest expense                                                                      834,746                    282,112
                                                                     ------------------------   ------------------------
     Net interest income                                                              678,033                    359,915

Provision for loan loss                                                               128,000                    180,000

Other income                                                                           60,026                      9,490

General & administrative expenses
   Salaries and benefits                                                              366,818                    255,813
   Professional fees                                                                   26,607                     40,301
   Marketing                                                                           29,571                     10,176
   Outside services                                                                    39,109                     22,101
   Occupancy                                                                          130,708                     69,291
   Telephone                                                                            4,861                      3,902
   Other                                                                               71,847                     27,322
                                                                     ------------------------   ------------------------
     Total general & administrative expenses                                          669,521                    428,906
                                                                     ------------------------   ------------------------

     Net loss before taxes                                                             59,462                    239,501

Provision for income tax benefits                                                           -                     74,000
                                                                     ------------------------   ------------------------

Net loss                                                             $                 59,462   $                165,501
                                                                     ========================   ========================

Basic loss per share                                                 $                    .05   $                    .14

Weighted average shares outstanding                                                 1,150,000                  1,150,000




See Notes to Consolidated Financial Statements that are in integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       For the Six Months               For the Six Months
                                                                       ended June 30, 2001              ended June 30, 2000


Interest income
   Investments                                                       $                579,509   $                380,727
   Loans                                                                            2,345,805                    597,257
                                                                     ------------------------   ------------------------
     Total interest income                                                          2,925,314                    977,984

Interest expense                                                                    1,635,243                    398,645
                                                                     ------------------------   ------------------------
     Net interest income                                                            1,290,071                    579,339

Provision for loan loss                                                               250,000                    280,000

Other income                                                                          104,879                     11,852

General & administrative expenses
   Salaries and benefits                                                              693,552                    500,969
   Professional fees                                                                   60,694                     65,421
   Marketing                                                                           51,375                     12,340
   Outside services                                                                    73,892                     38,099
   Occupancy                                                                          255,902                    140,297
   Telephone                                                                           10,323                      9,863
   Other                                                                              136,910                     57,822
                                                                     ------------------------   ------------------------
     Total general & administrative expenses                                        1,282,648                    824,811
                                                                     ------------------------   ------------------------

     Net loss before taxes                                                            137,698                    513,620

Provision for income tax benefits                                                           -                     74,000
                                                                     ------------------------   ------------------------

Net loss                                                             $                137,698   $                439,620
                                                                     ========================   ========================

Basic loss per share                                                 $                    .12   $                    .38

Weighted average shares outstanding                                                 1,150,000                  1,150,000


See Notes to Consolidated Financial Statements that are in integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months ended June 30, 2001
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                       Other           Total
                                          Common Stock            Additional         Retained     Comprehensive    Shareholders
                                     Shares           Amount   Paid-in Capital       Deficit          Gain            Equity
                                     -------          ------   ---------------       -------          -----           ------

Balance at  December 31, 2000          1,150,000    $11,500      $10,635,200      $  (1,195,882)     $  24,162    $   9,474,980

  Net loss                                                                             (137,698)                       (137,698)

Comprehensive gain (loss), net of tax:
  Unrealized gain on
investments
     held for sale                                                                                      66,097           66,097
                                       ----------   --------     -----------     -------------       ---------    -------------
  Comprehensive gain (loss)                                                                             66,097          (71,601)
                                       ----------   --------     -----------     -------------       ---------    -------------

Balance at June 30, 2001               1,150,000    $11,500      $10,635,200     $   (1,333,580)     $  90,259    $   9,403,379
                                       =========    =======      ===========     ==============      =========    =============




                     For the Six Months ended June 30, 2000
                                   (Unaudited)
                                                                                                   Accumulated
                                                                                                      Other            Total
                                        Common Stock               Additional         Retained    Comprehensive      Shareholders
                                   Shares           Amount      Paid-in Capital       Deficit             Loss          Equity
                                   -------          ------      ---------------       -------     --------------   --------------

Balance at  December 31, 1999       1,150,000      $11,500     $  10,635,200       $ (534,329)    $          -      $    10,112,371

  Net loss                                                                           (439,620)                             (439,620)

Comprehensive loss, net of tax:
  Unrealized loss on
investments
     held for sale                                                                                     (11,859)             (11,859)
                                    ---------      -------     -------------      -----------     ------------     ----------------
  Comprehensive loss                                                                 (439,620)         (11,859)            (451,479)
                                    ---------      -------     -------------      -----------     ------------     ----------------
Balance at June 30, 2000            1,150,000      $11,500     $  10,635,200       $ (973,949)    $    (11,859)    $      9,660,892
                                    =========      =======     =============      ===========      ===========     ================


See Notes to Consolidated Financial Statements that are an integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                                     For the Six          For the Six
                                                                                     Months ended         Months ended
                                                                                     June 30, 2001        June 30, 2000

Operating activities
   Net loss                                                                       $        (137,698)      $      (439,620)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
     Provision for loan losses                                                              250,000               280,000
     Depreciation and other amortization                                                     96,892                31,487
     Accretion and amortization of securities
       discounts and premium, net                                                           (40,809)
     Increase in other assets, net                                                         (145,508)             (157,179)
     Increase (decrease) in other liabilities, net                                         (500,089)
                                                                                  ------------------      ---------------

         Net cash provided by (used for) operating activities                              (477,212)              981,444
                                                                                  ------------------      ---------------

Investing activities
   Increase (decrease) in cash realized from:
     Origination of loans, net                                                          (18,931,892)          (25,248,752)
     Purchase of property and equipment                                                    (455,863)             (193,957)
     Purchase of securities                                                             (10,154,200)           (6,544,403)
     Payments and maturity of securities
       available for sale                                                                 5,720,915             8,489,310
                                                                                  -----------------       ---------------

         Net cash used for investing activities                                         (23,821,040)          (23,497,802)
                                                                                  -----------------       ---------------

Financing activities
   Increase in deposits, net                                                             23,068,837            29,014,216
                                                                                  -----------------       ---------------
         Net cash provided by financing activities                                       23,068,837            29,014,216
                                                                                  -----------------       ---------------

         Net increase (decrease) in cash                                                 (1,229,415)            6,497,858

Cash and cash equivalents, beginning of period                                            4,851,372             1,465,856
                                                                                  -----------------       ---------------
Cash and cash equivalents, end of period                                          $       3,621,957       $     7,963,714
                                                                                  =================       ===============

Supplemental information

   Cash paid for

     Interest paid                                                                $       1,490,978       $       273,965
                                                                                  =================       ===============
     Income taxes paid                                                                            -                     -
                                                                                  =================       ===============


Supplemental schedule of non-cash transaction
   Unrealized gain (loss) on securities, net of income taxes                      $          66,097       $       (11,859)
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

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL

         The following is a discussion of the Company's financial condition as of June 30, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities. Such forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding the Company's intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, the Company's brief operating history, the Company's ability to manage rapid growth, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

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

FINANCIAL CONDITION

         At June 30, 2001, the Company had total assets of $84.0 million, consisting principally of $64.7 million in loans, $16.2 million in investments and $1.4 million in cash and due from banks. Liabilities at June 30, 2001 totaled $74.6 million, consisting principally of $73.0 million in deposits. At June 30, 2001, shareholders' equity was $9.4 million.

         At June 30, 2001, the Bank's loan portfolio consisted primarily of $31.5 million of commercial real estate loans, $13.9 million of commercial business loans, and $19.9 million of consumer and home equity loans. At June 30, 2001, there were no non-performing loans. At June 30, 2001, the Bank's allowance for loan losses was $850 thousand. Management believes that the reserve for loan losses is adequate to absorb possible loan losses in the portfolio. Management bases its belief on its consideration of a number of factors, including internal credit ratings and assumptions about future events, which assumptions may or may not be accurate. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At June 30, 2001 the Bank had $73.1 million in deposits. The $73.1 million in deposits consisted primarily of $6.3 million in personal checking, $5.3 million in business checking, $41.3 million in certificates of deposit and $19.1 million of money market accounts of which 59% are business accounts.

LIQUIDITY

         The Company's primary sources of liquidity are a stable base of deposits, scheduled repayments on the Company's loans, and interest on and maturities of investments. All of the Company's securities have been classified as available-for-sale. If necessary, the Company may choose to sell a portion of the investment securities in connection with the management of interest sensitivity gap or to manage liquidity. Management may also utilize cash and due from banks and federal funds sold to meet liquidity needs. Additionally, the Bank has a federal funds purchased line of credit with a correspondent bank in the amount of $2.8 million, on which no borrowings have been drawn, that can be utilized if needed. The Bank also has collateral that supports in excess of $4.5 million of advances from the Federal Home Loan Bank. Management believes that the Company's liquidity and ability to manage assets will be sufficient to meet the Company's cash requirements over the near future.

         One measure of liquidity is the Bank's loan-to-total borrowed funds ratio, which was at 88.6% at June 30, 2001. The Bank had commitments to fund approximately $21.0 million in loans at June 30, 2001.

CAPITAL

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next 12 to 24 months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

         As of June 30, 2001, there were no significant firm commitments outstanding for capital expenditures. Beginning in January 2001, the Bank began to lease its main office building. The lease is a twenty-year lease with the monthly rent for the first year of $24 thousand. The lease provides for annual lease rate escalations based on cost of living adjustments.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2001 and the three months ended June 30, 2000

         The Company's net loss for the three months ended June 30, 2001 was $59 thousand compared to a net loss of $166 thousand for the three-month periods ended June 30, 2000. Included in the net losses are non-cash expenses for provision for loan losses. The provision for loan losses for the 2001 period was $128 thousand compared to $180 thousand for the second quarter of 2000. Net interest income for the three months ended June 30, 2001 was $678 thousand compared to only $360 thousand for the same period in 2000. Net interest income continues to increase each quarter. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Interest income for the three months ended June 30, 2001 was $1.5 million compared to $642 thousand for the second quarter of 2000. Interest expense for the three months ended June 30, 2001 was $835 thousand compared to only $282 thousand for the three months ended June 30, 2000. During the first six months of 2000 much of the loan and investment activity was funded with the Company's capital.

         Average loans and investments for the second quarter of 2001 were $58.5 million and $19.1 million, respectively. The average loans and investments for the three months ended June 30, 2001 compared to the second quarter of 2000 increased $40.0 million and $7.1 million, respectively. The average yields on loans and investments for the three months ended June 30, 2001 were 8.35% and 6.29%, respectively. The average yields on loans and investments for the three months ended June 30, 2000 were 9.66% and 6.34%.

         The average balance of deposits for the three months ended June 30, 2001 was $70.8 million, while the average balance for the second quarter of 2000 was $22.2 million. This represents a $48.6 million increase compared to the same period in the year 2000. The weighted rate on deposits for the three months ended June 30, 2001 was 5.00% and 5.12% for the second quarter of the year 2000.

         The Company's net margin for the three months ended June 30, 2001 was 2.78% and 3.26% for the three months ended June 30, 2000. The lower net interest margin in the second quarter of 2001 resulted from the bank being asset sensitive to rate changes. The Federal Reserve lower rates 275 basis points in the first six months of 2001. The Bank anticipates that net interest margin will increase during the third and fourth quarter of 2001, when the Bank's certificates of deposits renew at lower interest rates. The Bank's net yield on earning assets was 3.49% for the three months ended June 30, 2001 compared to 4.69% for the three months ended June 30, 2000. The decrease relates primarily to the fact that interest-bearing liabilities were 90.6% of earning assets in the 2001 period compared to only 71.9% in the same period of 2000. The higher percentage in 2001 represents the Company's ability to leverage its capital.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income in the second quarter of 2001 increased $318 thousand compared to the same period in 2000. During this same period other income increased $50 thousand and general and administrative expenses increased only $241 thousand. The increase in other income relates primarily to higher deposit fees and mortgage loan referral fees as a result of the Bank's larger customer base.

         The Bank's provision for loan loss decreased $58 thousand in the second quarter of 2001 compared to the same period in 2000. The allowance for loan loss as a percentage of loans was 1.29% at both December 31, 2000 and at June 30, 2001. At June 30, 2001, the allowance for loan losses was $850 thousand. The Bank has not charged off any loans since commencing operations. There were no non-accrual or non-performing loans at June 30, 2001. The provisions for loan losses were made primarily as a result of management's assessment of general loan loss risk as the Bank recorded loans.

         The Bank incurred general and administrative expenses of $670 thousand for the three months ended June 30, 2001 compared to $429 thousand for the same period in 2000. The $241 thousand additional general and administrative expenses resulted primarily from the move into the Bank's new main office building and the additional staff hired to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits for the three months ended June 30, 2001 were $367 thousand and represented 54.8% of the total expense. Salaries and benefits were $255 thousand second three months of 2000. The other significant expense in 2001 was $131 thousand for occupancy cost. This expense increased $61 thousand when comparing the two quarters. The increase relates primarily to the additional costs associated with the Bank's permanent main office building compared to the lower cost of the temporary modular facility. All other expense increased only $68 thousand dollars. This increase relates primarily to additional marketing expenses and non-capitalizable costs in 2001 associated with the move into the new main office building.

         No provision or benefit for income taxes was recorded in the second quarter of 2001. A benefit of $74 thousand was recognized in the second quarter of 2000.


RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2001 and the six months ended June 30, 2000

         The Company's net loss for the six months ended June 30, 2001 was $138 thousand compared to a net loss of $440 thousand for the six-month periods ended June 30, 2000. Included in the net losses are non-cash expenses for provision for loan losses. The provision for loan losses for the 2001 period was $250 thousand compared to $280 thousand for the first six months of 2000. Net interest income for the six months ended June 30, 2001 was $1.3 million compared to only $579 thousand for the same period in 2000. Net interest income continues to increase each quarter. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Interest income for the six months ended June 30, 2001 was $2.9 million compared to $978 thousand for the second quarter of 2000. Interest expense for the six months ended June 30, 2001 was $1.6 million compared to only $398 thousand for the six months ended June 30, 2000. During the first six months of 2000 much of the loan and investment activity was funded with the Company's capital.

         Average loans and investments for the first six months of 2001 were $55.0 million and $18.3 million, respectively. The average loans and investments for the six months ended June 30, 2001 compared to the first six months of 2000 increased $44.5 million and $5.8 million, respectively. The average yields on loans and investments for the six months ended June 30, 2001 were 8.60% and 6.39%, respectively. The average yields on loans and investments for the six months ended June 30, 2000 were 9.56% and 6.10%.

         The average balance of deposits for the six months ended June 30, 2001 was $65.6 million, while the average balance for the second quarter of 2000 was $15.8 million. This represents a $49.8 million increase compared to the same period in the year 2000. The weighted rate on deposits for the six months ended June 30, 2001 was 5.16% and 5.05% for the same period in the year 2000.

         The Company's net margin for the six months ended June 30, 2001 was 2.91% and 2.80% for the six months ended June 30, 2000. The lower net interest margin in 2001 resulted from the bank being asset sensitive to rate changes. The Federal Reserve lower rates 275 basis points in the first six months of 2001. The Bank anticipates that net interest margin will increase during the third and fourth quarter of 2001, when the Bank's certificates of deposits renew at lower interest rates. The Bank's net yield on earning assets was 3.55% for the six months ended June 30, 2001 compared to 4.64% for the six months ended June 30, 2000. The decrease relates primarily to the fact that interest-bearing liabilities were 89.5% of earning assets in the 2001 period compared to only 63.2% in the same period of 2000. The higher percentage in 2001 represents the Company's ability to leverage its capital.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income in 2001 increased $711 thousand compared to the same period in 2000. During this same period other income increased $93 thousand and general and administrative expenses increased only $458 thousand. The increase in other income relates primarily to higher deposit fees and mortgage loan referral fees as a result of the Bank's larger customer base.

         The Bank's provision for loan loss decreased $30 thousand in the 2001 period compared to the same period in 2000. The allowance for loan loss as a percentage of loans was 1.29% at both December 31, 2000 and at June 30, 2001. At June 30, 2001, the allowance for loan losses was $850 thousand. The Bank has not charged off any loans since commencing operations. There were no non-accrual or non-performing loans at June 30, 2001. The provisions for loan losses were made primarily as a result of management's assessment of general loan loss risk as the Bank recorded loans.

         The Bank incurred general and administrative expenses of $1.3 million for the six months ended June 30, 2001 compared to $825 thousand for the same period in 2000. The $458 thousand additional general and administrative expenses resulted primarily from the move into the Bank's new main office building and the additional staff hired to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits for the six months ended June 30, 2001 were $694 thousand and represented 54.1% of the total expense. Salaries and benefits were $501 thousand for the six months of 2000. The other significant expense in 2001 was $256 thousand for occupancy cost. This expense increased $116 thousand when comparing the two six-month periods. The increase relates primarily to the additional costs associated with the Bank's permanent main office building compared to the lower cost of the temporary modular facility. All other expense increased only $150 thousand dollars. This increase relates primarily to additional marketing expenses and non-capitalizable costs in 2001 associated with the move into the new main office building.

         No provision or benefit for income taxes was recorded in the first six months of 2001. A benefit of $74 thousand was recognized in the second quarter of 2000.

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

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

         The Company's Bylaws state that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the board members expire at each annual meeting. The current Class I directors are Mark A. Cothran, Rudolph G. Johnson, III, M.D., Keith J. Marrero, and R. Arthur Seaver, Jr. The current Class II directors are Leighton
M. Cubbage, David G. Ellison, James B. Orders, and William B. Sturgis. The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr. The class II directors were up for reelection at this year's annual meeting held on June 8, 2001. Each of the existing Class II directors were reelected at the annual meeting. The annual meeting of shareholders was held on June 8, 2001. The Company received proxies representing 1,054,306 shares of common stock of the Company of which 1,053,306 shares voted for the directors, no votes were withheld and 1,000 abstained. The terms of the Class III directors will expire at the 2002 Annual Shareholders Meeting and the terms of the Class I directors will expire at the 2003 Annual Shareholders Meeting.

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





                                         GREENVILLE FIRST BANCSHARES, INC.



Date: August 10, 2001                    /s/   R. Arthur Seaver, Jr.
                                         ---------------------------------------
                                         R. Arthur Seaver, Jr.
                                         Chief Executive Officer



                                         /s/  James M. Austin
                                         ---------------------------------------
                                         James M. Austin, III
                                         Chief Financial Officer