Form 10QSB/A
period 2001-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2001-08-14
CIK 1090009

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

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2001           December 31, 2000
                                                                            (Unaudited)                (Audited)
                               Assets

Cash and due from bank                                               $            1,383,349    $             931,372
Federal funds sold                                                                2,238,608                3,920,000
Investments securities available for sale                                        13,524,756                9,048,718
Other investments, at cost                                                          395,000                  295,800
Loans                                                                            65,556,919               46,625,027
   Less reserve for loan losses                                                    (850,000)                (600,000)
                                                                      ---------------------    ---------------------
                                                                                 64,706,919               46,025,027
                                                                      ---------------------    ---------------------
Accrued interest receivable                                                         701,439                  541,820
Property and equipment                                                              975,592                  616,621
Other assets                                                                         34,720                   48,830
                                                                      ---------------------    ---------------------
       Total assets                                                  $           83,960,383     $         61,428,188
                                                                      =====================    =====================


                Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                             $           73,063,266     $         49,994,429
Checks outstanding                                                                  610,725                1,165,123
Accounts payable                                                                      2,113                    9,068
Accrued expense                                                                     178,441                  226,394
Accrued interest payable                                                            702,459                  558,194
                                                                      ---------------------    ---------------------
        Total liabilities                                                        74,557,004               51,953,208
                                                                      ---------------------    ---------------------


Commitments and Contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued                                     -                       -
   Common Stock, par value $.01 per share
       10,000,000 shares authorized 1,150,000 issued                                 11,500                   11,500
   Additional paid-in capital                                                    10,635,200               10,635,200
   Unrealized gain on securities available for sale                                  90,259                   24,162
   Retained deficit                                                              (1,333,580)              (1,195,882)
                                                                      ---------------------    ---------------------

       Total stockholders' equity                                                 9,403,379                9,474,980
                                                                      ---------------------    ---------------------

        Total liabilities and stockholders' equity                    $          83,960,383    $          61,428,188
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