Form 10QSB
period 2001-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2001-11-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

         South Carolina                              58-2459561
    (State of Incorporation)                I.R.S. Employer Identification No.)

            112 Haywood Road
            Greenville, S.C.                                    29607
    (Address of principal executive offices)                 (Zip Code)

                                  864-679-9000
                               (Telephone Number)


                                 Not Applicable
                          (Former name, former address
              and former fiscal year, if changed since last report)

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

      1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 4, 2001

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

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30, 2001          December 31, 2000
                                                                             (Unaudited)                  (Audited)
                               Assets

Cash and due from bank                                                    $       1,719,796       $             931,372
Federal funds sold                                                                  729,093                   3,920,000
                                                                      ---------------------       ---------------------
        Cash and cash equivalents                                                 2,448,889                   4,851,372
Investment securities available for sale                                         19,569,830                   9,048,718
Other investments, at cost                                                          555,000                     295,800
Loans                                                                            79,000,153                  46,625,027
   Less reserve for loan losses                                                  (1,000,000)                   (600,000)
                                                                      ---------------------       ---------------------
                                                                                 78,000,153                  46,025,027
                                                                      ---------------------       ---------------------
Accrued interest receivable                                                         595,034                     541,820
Property and equipment                                                              927,509                     616,621
Other assets                                                                         28,391                      48,830
                                                                      ---------------------       ---------------------

       Total assets                                                       $     102,124,806       $          61,428,188
                                                                      =====================       =====================

                Liabilities and Stockholders' Equity

Liabilities:
Deposits                                                                  $      80,844,190       $          49,994,429
Short-term borrowed funds                                                         3,962,000                           -
Federal Home Loan Bank advances                                                   6,000,000                   1,165,123
Checks outstanding                                                                  773,273
Accounts payable                                                                     35,202                       9,068
Accrued expense                                                                     256,157                     226,394
Accrued interest payable                                                            745,538                     558,194
                                                                      ---------------------       ---------------------
        Total liabilities                                                        92,616,360                  51,953,208
                                                                      ---------------------       ---------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share
       10,000,000 shares authorized, no shares issued                                     -                          -
   Common Stock, par value $.01 per share
         10,000,000 shares authorized 1,150,000 issued                               11,500                      11,500
   Additional paid-in capital                                                    10,635,200                  10,635,200
   Unrealized gain on securities available for sale                                 187,867                      24,162
   Retained deficit                                                              (1,326,121)                 (1,195,882)
                                                                      ---------------------       ---------------------
       Total stockholders' equity                                                 9,508,446                   9,474,980
                                                                      ---------------------       ---------------------
       Total liabilities and stockholders' equity                     $         102,124,806       $          61,428,188
                                                                      =====================       =====================

See Notes to Consolidated Financial Statements that are an integral part of these statements.





                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       For the Three Months               For the Three Months
                                                                       ended September 30,                ended September 30,
                                                                                2001                             2000
Interest income
   Investments                                                       $                259,508        $                229,113
   Loans                                                                            1,367,044                         716,541
                                                                     -----------------------------   ------------------------
     Total interest income                                                          1,626,552                         945,654

Interest expense                                                                      852,437                         474,541
                                                                     -----------------------------   ------------------------
     Net interest income                                                              774,115                         471,113

Provision for loan loss                                                               150,000                         150,000

Other income                                                                           84,187                          21,567

General & administrative expenses
   Salaries and benefits                                                              373,845                         264,332
   Professional fees                                                                   37,612                          35,201
   Marketing                                                                           32,597                          11,379
   Outside services                                                                    47,760                          29,459
   Occupancy                                                                          133,843                          69,824
   Telephone                                                                            5,454                           5,188
   Other                                                                               86,732                          39,612
                                                                     -----------------------------   ------------------------
     Total general & administrative expenses                                          717,843                         454,995
                                                                     -----------------------------   ------------------------

     Net income (loss) before taxes                                                    (9,541)                       (112,315)

Provision for income tax benefits                                                      17,000                               -
                                                                     -----------------------------   ------------------------

Net income (loss)                                                    $                  7,459        $               (112,315)
                                                                     =============================   =========================

Basic income (loss) per share                                        $                    .01      $                     (.10)

Weighted average shares outstanding                                                 1,150,000                       1,150,000




             See Notes to Consolidated Financial Statements that are in integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                        For the Nine Months        For the Nine Months
                                                                             ended                  ended September 30,
                                                                         September 30, 2001                2000

Interest income
   Investments                                                       $                839,017  $                609,840
   Loans                                                                            3,712,849                 1,313,798
                                                                     ------------------------  ------------------------
     Total interest income                                                          4,551,866                 1,923,638

Interest expense                                                                    2,487,681                   873,186
                                                                     ------------------------  ------------------------
     Net interest income                                                            2,064,185                 1,050,452

Provision for loan loss                                                               400,000                   430,000

Other income                                                                          189,067                    33,419

General & administrative expenses
   Salaries and benefits                                                            1,067,397                  765,301
   Professional fees                                                                   98,306                  100,622
   Marketing                                                                           83,972                    23,719
   Outside services                                                                   121,652                    67,558
   Occupancy                                                                          389,745                   210,121
   Telephone                                                                           15,777                    15,051
   Other                                                                              223,642                    97,434
                                                                     ------------------------  ------------------------
     Total general & administrative expenses                                        2,000,491                 1,279,806
                                                                     ------------------------  ------------------------

     Net loss before taxes                                                           (147,239)                 (625,935)

Provision for income tax benefits                                                      17,000                     74,000
                                                                     ------------------------  -------------------------

Net loss                                                             $               (130,239) $               (551,935)
                                                                     ========================  =========================

Basic loss per share                                                 $                  (.11)  $                   (.48)


Weighted average shares outstanding                                                1,150,000                  1,150,000



             See Notes to Consolidated Financial Statements that are in integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Nine months ended September 30, 2001
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                      Other             Total
                                            Common Stock           Additional         Retained     Comprehensive      Shareholders
                                       Shares           Amount  Paid-in Capital       Deficit          Gain             Equity
                                       -------          ------  ---------------       -------          -----            ------

Balance at  December 31, 2000          1,150,000      $11,500     $ 10,635,200      $ (1,195,882)      $ 24,162   $   9,474,980

  Net loss                                                                              (130,239)                      (130,239)

Comprehensive gain (loss), net of tax:
  Unrealized gain on investments
     held for sale                                                                                        163,705        163,705
                                       -----------    --------    -------------     ------------         --------  -------------


  Comprehensive gain (loss)                                                             (130,239)         163,705         33,466
                                       -----------    --------    -------------     ------------         --------  -------------


Balance at September 30, 2001          1,150,000      $11,500     $ 10,635,200     $  (1,326,121)       $ 187,867  $   9,508,446
                                       =========      =======     ============     =============         ========  =============



                  For the Nine months ended September 30, 2000
                                   (Unaudited)

                                                                                                  Accumulated
                                                                                                     Other             Total
                                     Common Stock               Additional      Retained        Comprehensive      Shareholders
                                Shares        Amount      Paid-in Capital       Deficit              Loss              Equity
                                -------       ------      ---------------       -------             -----             ------

Balance at  December 31, 1999   1,150,000     $11,500         $10,635,200       $ (534,329)      $        -       $  10,112,371

  Net loss                                                                        (551,935)                            (551,935)

Comprehensive loss, net of tax:
  Unrealized loss on investments
     held for sale                                                                                   (10,352)           (10,352)
                                ---------    -------       -------------      ------------        ----------       ------------

  Comprehensive loss                                                                                 (10,352)          (562,287)
                                ---------    -------       -------------      ------------        ----------       ------------
                                                                                  (551,935)

Balance at September 30, 2000   1,150,000    $11,500        $ 10,635,200      $ (1,086,264)      $   (10,352)      $  9,550,084
                                =========    =======        =============     ============       ===========       ============


             See Notes to Consolidated Financial Statements that are an integral part of these statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                                       For the Nine         For the Nine
                                                                                       Months ended         Months ended
                                                                                      September 30,        September 30,
                                                                                           2001                 2000
                                                                                     ---------------      ----------------

Operating activities
   Net loss                                                                       $        (130,239)      $      (551,935)
   Adjustments to reconcile net loss to cash
     provided by (used for) operating activities:
     Provision for loan losses                                                              400,000               430,000
     Depreciation and other amortization                                                    144,042                48,769
     Accretion and amortization of securities
       discounts and premium, net                                                           (39,434)              (16,234)
     Increase in other assets, net                                                          (32,775)             (196,268)
     Increase (decrease) in other liabilities, net                                         (232,898)              661,283
                                                                                  -----------------       ---------------
         Net cash provided by  operating activities                                         108,696               375,615
                                                                                  -----------------       ---------------

Investing activities
   Increase (decrease) in cash realized from:
     Origination of loans, net                                                          (32,375,126)          (36,058,179)
     Purchase of property and equipment                                                    (454,930)             (210,416)
     Purchase of securities                                                             (17,314,044)          (10,096,752)
     Payments and maturity of securities
       available for sale                                                                 6,821,160             9,903,250
                                                                                  -----------------       ---------------

         Net cash used for investing activities                                         (43,322,940)          (36,462,097)
                                                                                  -----------------       ---------------

Financing activities
   Increase in deposits,net                                                              30,849,761            40,837,364
   Increase in short-term borrowings                                                      3,962,000                     -
   Increase in Federal Home Loan Bank advances                                            6,000,000                     -
                                                                                  -----------------       ---------------

         Net cash provided by financing activities                                       40,811,761            40,837,364
                                                                                  -----------------       ---------------
         Net increase (decrease) in cash                                                 (2,402,483)            4,750,882

Cash and cash equivalents, beginning of period                                            4,851,372             1,465,856
                                                                                  -----------------       ---------------
Cash and cash equivalents, end of period                                          $       2,448,889       $     6,216,738
                                                                                  =================       ===============

Supplemental information -Cash paid for:

     Interest paid                                                                $       2,300,337       $       467,603
                                                                                  =================       ===============
     Income taxes paid                                                                            -                     -
                                                                                  =================       ===============


Supplemental schedule of non-cash transaction
   Unrealized gain (loss) on securities, net of income taxes                      $         163,705       $       (10,352)
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

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL

         The following is a discussion of the Company's financial condition as of September 30, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

         The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

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

FINANCIAL CONDITION

         At September 30, 2001, the Company had total assets of $102.1 million, consisting principally of $78.0 million in loans, $20.1 million in investments and $2.4 million in cash and cash equivalents. Liabilities at September 30, 2001 totaled $92.6 million, consisting principally of $80.8 million in deposits. At September 30, 2001, shareholders' equity was $9.5 million.

         At September 30, 2001, the Bank's loan portfolio consisted primarily of $38.2 million of commercial real estate loans, $16.8 million of commercial business loans, and $24.0 million of consumer and home equity loans. At September 30, 2001, there were only $368 thousand of non-performing loans. At September 30, 2001, the Bank's allowance for loan losses was $1.0 million. Management believes that the reserve for loan losses is adequate to absorb possible loan losses in the portfolio. Management bases its belief on its consideration of a number of factors, including internal credit ratings and assumptions about future events, which assumptions may or may not be accurate. There can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

          At September 30, 2001 the Bank had $80.8 million in deposits, $6.0 million in Federal Home Loan Bank advances and $4.0 million in other short-term borrowing. The $80.8 million in deposits consisted primarily of $6.4 million in personal checking, $6.6 million in business checking, $48.1 million in certificates of deposit and $19.7 million of money market accounts of which 56% are business accounts.

LIQUIDITY

         The Company's primary sources of liquidity are deposits, scheduled repayments on the Company's loans, and interest on and maturities of investments. Substantially all of the Company's securities have been classified as available-for-sale. If necessary, the Company may choose to sell a portion of the investment securities in connection with the management of interest sensitivity gap or to manage liquidity. Management may also utilize cash and due from banks and federal funds sold to meet liquidity needs. Additionally, the Bank has a federal funds purchased line of credit with a correspondent bank in the amount of $2.8 million, on which no borrowings are outstanding at September 30, 2001, that can be utilized. The Bank also has collateral that supports in excess of $600 thousand of additional advances available from the Federal Home Loan Bank. Management believes that the Company's liquidity and ability to manage assets will be sufficient to meet the Company's cash requirements over the near future.

         One measure of liquidity is the Bank's loan-to-total borrowed funds ratio, which was 86% at September 30, 2001. The Bank had commitments to fund approximately $24.8 million in loans at September 30, 2001. Included in the $24.8 million of loan commitments are $9.6 million of consumer loan unused equity lines and $7.6 million of unused commercial business lines. Based on the Bank's prior four quarters of operations, the significant portion of these unused lines of credit will not be utilized.

CAPITAL

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next 24 to 36 months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

         As of September 30, 2001, there were no significant firm commitments outstanding for capital expenditures. Beginning in January 2001, the Bank began to lease its main office building. The lease is a twenty-year lease with the monthly rent for the first year of $24 thousand. The lease provides for annual lease rate escalations based on cost of living adjustments.


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2001 and the three months ended September 30, 2000

         The Company's net income for the three months ended September 30, 2001 was $7 thousand compared to a net loss of $112 thousand for the three months ended September 30, 2000. The provision for loan losses for both the 2001 and 2000 periods was $150 thousand. Net interest income for the three months ended September 30, 2001 was $774 thousand compared to $471 thousand for the same period in 2000. Net interest income has continued to increase each quarter. Interest income for the three months ended September 30, 2001 was $1.6 million compared to $946 thousand for the third quarter of 2000. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Interest expense for the three months ended September 30, 2001 was $852 thousand compared to only $475 thousand for the three months ended September 30, 2000. During the first nine months of 2000 much of the loan and investment activity was funded with the Company's capital.

         Average loans and investments for the third quarter of 2001 were $71.0 million and $17.9 million, respectively. The average loans and investments for the three months ended September 30, 2001 compared to the third quarter of 2000 increased $42.0 million and $4.2 million, respectively. The average yields on loans and investments for the three months ended September 30, 2001 were 7.64% and 5.75%, respectively. The average yields on loans and investments for the three months ended September 30, 2000 were 9.83% and 6.63%. The significant reduction in the yields of loans resulted from the 400 basis point reduction in short-term interest rates over the last twelve months. As of September 30, 2001 52.3% of the outstanding loans were tied to short-term rate indexes.

         The average balance of deposits was $78.6 million for the three months ended September 30, 2001, while the average balance for the third quarter of 2000 was $34.4 million. This represents a $44.2 million increase compared to the same period in the year 2000. The weighted average rate on deposits for the three months ended September 30, 2001 was 3.08% compared to 5.49% for the third quarter of the year 2000.

         The Company's net margin for the three months ended September 30, 2001 was 3.08% and 3.31% for the three months ended September 30, 2000. The lower net interest margin in the third quarter of 2001 resulted from the bank being asset sensitive to rate changes. The Federal Reserve has lower rates 400 basis points in the first nine months of 2001. The Bank anticipates that net interest margin will increase during the fourth quarter of 2001, when the Bank's certificates of deposit renew at lower interest rates. The Bank's net yield on earning assets was 3.47% for the three months ended September 30, 2001 compared to 4.39% for the three months ended September 30, 2000. The decrease relates primarily to the lower net interest margin and the fact that the Company's equity is funding a smaller percentage of the earning assets as a result of the Company's being able to leverage its capital.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income in the third quarter of 2001 increased $303 thousand compared to the same period in 2000. During this same period other income increased $63 thousand and general and administrative expenses increased only $263 thousand. The increase in other income relates primarily to higher deposit fees and mortgage loan referral fees as a result of the Bank's larger customer base.

         The Bank's provision for loan loss was $150 thousand for both the third quarters of 2001 and 2000. The allowance for loan loss as a percentage of loans was 1.27% at September 30, 2001 compared to 1.29% at December 31, 2000. At September 30, 2001, the allowance for loan losses was $1.0 million. The Bank has not charged off any loans since commencing operations. There were $368 thousand of non-accrual or non-performing loans at September 30, 2001. The provisions for loan losses were made primarily as a result of management's assessment of general loan loss risk as the Bank recorded loans.

         The Bank incurred general and administrative expenses of $718 thousand for the three months ended September 30, 2001 compared to $455 thousand for the same period in 2000. The $263 thousand additional general and administrative expenses resulted primarily from the move into the Bank's new main office building and the additional staff hired to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits for the three months ended September 30, 2001 were $374 thousand and represented 52.1% of the total expense. Salaries and benefits were $264 thousand in third three month period of 2000. The other significant expense in 2001 was $134 thousand for occupancy cost. This expense increased $64 thousand when comparing the two quarters. The increase relates primarily to the additional costs associated with the Bank's permanent main office building compared to the lower cost of the temporary modular facility. All other expense increased only $89 thousand dollars. This increase relates primarily to additional marketing expenses and increase in transaction costs related to deposit transaction fees.

         An income tax benefit of $17 thousand was recorded in the third quarter of 2001. No benefit was recognized in the third quarter of 2000.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2001 and the nine months ended September 30, 2000

         The Company's net loss for the nine months ended September 30, 2001 was $130 thousand compared to a net loss of $552 thousand for the nine months ended September 30, 2000. Included in the net losses are non-cash expenses for provision for loan losses. The provision for loan losses for the 2001 period was $400 thousand compared to $430 thousand for the first nine months of 2000. Net interest income for the nine months ended September 30, 2001 was $2.1 million compared to only $1.1 million for the same period in 2000. Net interest income continues to increase each quarter. This increase resulted primarily from growth in both earning assets and interest bearing deposits. Interest income for the nine months ended September 30, 2001 was $4.6 million compared to $1.9 million for the first three quarters of 2000. Interest expense for the nine months ended September 30, 2001 was $2.5 million compared to only $873 thousand for the nine months ended September 30, 2000. During the first nine months of 2000 much of the loan and investment activity was funded with the Company's capital.

         Average loans and investments for the first nine months of 2001 were $60.2 million and $18.1 million, respectively. The average loans and investments for the nine months ended September 30, 2001 compared to the first nine months of 2000 increased $42.2 million and $5.2 million, respectively. The average yields on loans and investments for the nine months ended September 30, 2001 were 8.24% and 6.20%, respectively. The average yields on loans and investments for the nine months ended September 30, 2000 were 9.69% and 6.29%, respectively.

         The average balance of deposits for the nine months ended September 30, 2001 was $70.5 million, a $48.4 million increase over the average balance of $22.1 million for the third quarter of 2000. The weighted average rate on deposits for the nine months ended September 30, 2001 was 4.72% and 5.27% for the same period in the year 2000.

         The Company's net margin was 3.08% for the nine months ended September 30, 2001 and 2.88% for the nine months ended September 30, 2000. The Bank's net yield on earning assets was 3.53% for the nine months ended September 30, 2001 compared to 4.56% for the nine months ended September 30, 2000. The decrease relates primarily to the fact that interest-bearing liabilities were 90.2% of earning assets in the 2001 period compared to only 71.2% in the same period of 2000. The higher percentage in 2001 represents the Company's ability to leverage its capital.

         As a result of growth in interest earning assets and interest bearing deposits, net interest income in 2001 increased $1.0 million compared to the same period in 2000. During this same period other income increased $156 thousand and general and administrative expenses increased only $721 thousand. The increase in other income relates primarily to higher deposit fees and mortgage loan referral fees as a result of the Bank's larger customer base.

         The Bank's provision for loan loss decreased $30 thousand in the 2001 period compared to the same period in 2000. The allowance for loan loss as a percentage of loans was 1.27% at September 30, 2001 compared to 1.29% at December 31, 2000. At

September 30, 2001, the allowance for loan losses was $1.0 million. The Bank has not charged off any loans since commencing operations. There were $368 thousand non-accrual or non-performing loans at September 30, 2001. The provisions for loan losses were made primarily as a result of management's assessment of general loan loss risk as the Bank recorded loans.

         The Bank incurred general and administrative expenses of $2.0 million for the nine months ended September 30, 2001 compared to $1.3 million for the same period in 2000. The $721 thousand additional general and administrative expenses resulted primarily from the move into the Bank's new main office building and the additional staff hired to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits for the nine months ended September 30, 2001 were $1.1 million and represented 53.3% of the total expense. Salaries and benefits were $765 thousand for the nine months of 2000. The other significant expense in 2001 was $390 thousand for occupancy cost. This expense increased $180 thousand when comparing the two nine-month periods. The increase relates primarily to the additional costs associated with the Bank's permanent main office building compared to the lower cost of the temporary modular facility. All other expense increased only $239 thousand dollars. This increase relates primarily to additional marketing expenses and non-capitalizable costs in 2001 associated with the move into the new main office building.

         A $17 thousand benefit for income taxes was recorded in the first nine months of 2001. A benefit of $74 thousand was recognized in the first nine months of 2000.


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





                                       GREENVILLE FIRST BANCSHARES, INC.



Date: November 7, 2001                 /s/ R. Arthur Seaver, Jr.
                                       -----------------------------------------
                                       R. Arthur Seaver, Jr.
                                       Chief Executive Officer



                                       /s/ James M. Austin, III
                                       -----------------------------------------
                                       James M. Austin, III
                                       Chief Financial Officer