Form 10KSB
period 2001-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2002-04-01
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d)of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 2001.
                                       Or

[  ]     Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities
         Exchange Act Of 1934
         For the Transition Period from ___________ to ________________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                   58-2459561
---------------------------               ----------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

112 Haywood Road
Greenville , S.C.                                        29607
---------------------------------------    ----------------------------------
(Address of principal executive offices)              (Zip Code)

                                  864-679-9000
                           -------------------------
                               (Telephone Number)

                                 Not Applicable
                         -------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $119,178. As of March 15, 2002, 1,150,000 shares of Common Stock were issued and outstanding.

         The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 20, 2002 is $9,012,360. This calculation is based upon an estimate of the fair market value of the Common Stock of $11.20 per share, which was the price of the last trade of which management is aware prior to this date.

    Transitional Small Business Disclosure Format.  (Check one):  Yes     No   X
                                                                     --       --

                       DOCUMENTS INCORPORATED BY REFERENCE

Company's Proxy Statement for the 2002 Annual Meeting of Shareholders   Part III

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

General

     Greenville First Bancshares, Inc., was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to purchase 100% of the issued and outstanding stock of Greenville First Bank, N.A., an association organized under the laws of the United States, to conduct a general banking business in Greenville, South Carolina.

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

     On January 10, 2000, we opened the bank. Of the net proceeds from the offering, we have used $10,400,000 to capitalize the bank. The bank's funds were applied primarily to provide funds for the bank's investments and lending operations, for leasing our temporary and permanent facilities, for furnishing and equipping the bank, and for other general corporate purposes.

Marketing Focus

      The bank is the first independent bank organized in the City of Greenville in over ten years. Because there are few locally owned banks left in Greenville, we believe we offer a unique banking alternative for the market by offering a higher level of client service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. The bank uses the theme "Welcome to Hometown Banking," and actively promotes it in our target market. While the bank has the ability to offer a breadth of products similar to large banks, we emphasize the client relationship. We believe that the continued community focus of the bank will succeed in this market, and that the area will react favorably to the bank's emphasis on service to small businesses, individuals, and professional concerns. We will continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Location and Service Area

         Our primary service area consists of Greenville County, South Carolina. We will draw a large percentage of our business from the central portion of Greenville County, within a ten mile radius of our main office. This principal service area is bounded by Rutherford Road to the north, Poinsett Highway to the west, Mauldin Road and Butler Road to the south, and Highway 14 and Batesville Road to the east. Included in this area is the highest per capita income tract in the county. Our expansion plans include the development of two "service centers" located along the periphery of our service area. These service centers will extend the market reach of our bank, and they will increase our personal service delivery capabilities to all of our clients.

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

         Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank, the bank has a self-imposed loan limit of $1.2 million, which represents approximately 100% of our legal lending limit at December 31, 2001. However, these limits could drop should the bank incur losses, and therefore have less capital. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate Mortgage Loans. At December 31, 2001, loans secured by first or second mortgages on real estate made up 76% of the bank's loan portfolio. These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

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

         Commercial Loans. We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We also offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce the bank's risk. Government guarantees of SBA loans do not exceed 80% of the loan value and are generally less. As of December 31, 2001, the bank has not originated any small business loans utilizing government enhancements.

         The well established banks in the Greenville County area make proportionately more loans to medium to large-sized businesses than we can. Many of the bank's commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans are offered with a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We also offer home equity loans. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

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

Other Banking Services

         The bank offers other bank services including safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by mail. The bank to is associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to its customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We began offering Internet services in the second quarter of 2000. We do not expect the bank to exercise trust powers during its next few years of operation.

Market Share

         As of June 30, 2001, the most recent date for which market data is available, total deposits in the bank's primary service area were almost $5.4 billion, which represented a 2.3% deposit reduction from 2000. At June 30, 2001 the bank represented.1.4% of the market. Our plan over the next five years is to grow our deposit base to $200 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

         As of March 20, 2002, the bank had 25 employees and the holding company had no full-time employees.

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

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

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

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

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

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Location and Service Area

         We conduct a general commercial and retail banking business, emphasizing the needs of individuals and small- to medium-sized businesses. We operate our banking business through our bank, Greenville First Bank, N.A. Our main office is located at 212 Haywood Road in Greenville, South Carolina. We primarily serve Greenville, South Carolina and the surrounding area.

Competition

         The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Greenville County area and elsewhere. As of March 20, 2002, there were 22 commercial banks and 2 savings banks operating in Greenville County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services, including extensive and established branch networks and trust services, that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.


Item 2.    Description of Property

         Our main office facility opened on January 16, 2001 at 112 Haywood Road, Greenville, South Carolina. We intend to lease the main office for approximately $27,000 per month for 20 years. The facility is located at the corner of Haywood Road and Halton Road in downtown Greenville. The bank is leasing approximately 14,000 square feet of the building. The building is a full service banking facility with three drive-through-banking stations and an automatic teller machine. Between January 10, 2000, the date the bank opened for business and the opening of our new facility, we operated our headquarters and a full-service branch in a temporary facility that was located on the same site as the permanent facility.

Item 3.    Legal Proceedings.

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Item 5.    Market for Common Equity and Related Stockholder Matters.

         Since our public offering on October 26, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "GVBK." However, trading and quotations in our common stock have been limited and sporadic and we do not believe that there is a publicly established trading market in the common stock. The price of the last trade of which we are aware is $11.20 per share, but we have not determined that this trade was the result of arm's length negotiations between the parties and we can provide no assurance this price reflects the market value of our common stock. Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,150,000 shares, for a total of $11,500,000, were sold in the initial public offering and are outstanding as of March 20, 2002. We have approximately 950 shareholders of record.

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


         The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:


===================================================
           2001               High         Low
           ----               ----         ---
       First Quarter        $ 10.38     $  8.63
      Second Quarter          12.90        8.50
       Third Quarter          11.07       10.10
      Fourth Quarter          11.50       10.06

           2000               High         Low
           ----               ----         ---
       First Quarter        $ 10.50     $  7.00
      Second Quarter          10.00        7.00
       Third Quarter          11.00        9.00
      Fourth Quarter           9.63        8.50
===================================================


         The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.



DISCUSSION OF FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning our future operations. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing ourselves of protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of our future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in our market area, the State of South Carolina and the country as a whole, our ability to control costs and expenses, our ability to efficiently incorporate acquisitions into our operations and our ability to offer competitive products and pricing, manage loan delinquency rates, and react to changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.


GENERAL

         The following is a discussion of our financial condition as of December 31, 2001 and the results of operations for the year ended December 31, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the Management and Discussion section of this document and included in Note 1 to the consolidated financial statements.

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


NATIONAL AND ECONOMIC EVENTS

         Nationally, during most of 2001, the United States experienced a slowing economy following a tenth year of expansion. During the year, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years.

         Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, an economic stimulus plan is expected to be passed by Congress and further interest rate cuts by the Federal Reserve are possible. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

         Management believes that the economic impact of the terrorist attacks of September 11, 2001 did not materially affect our operations during 2001. It is evident from recent economic data that the U.S. economy was affected significantly by these events. The extent and duration of the economic impact from the attacks are not predictable but could affect consumer confidence and the financial activities of retail and business customers. Prior to these events, many economists were predicting that the U.S. had been in a recession. Official economic data released in November 2001 confirms that the U.S. has been in a recession for several months and it is likely that recovery will not occur until sometime later in 2002.

INCOME STATEMENT REVIEW

Net Interest Income

         Net interest income, the largest component of our income, was $2,957,313 in 2001 compared to $1,624,635 in 2000, or an increase of 82.0%. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

          Interest income for 2001 of $6,310,254 consisted of $5,186,555 on loans, $963,087 in investments and $160,612 on federal funds sold. Interest income for the year 2000 of $3,148,253 included $2,318,261 on loans, $441,655 on investments and $388,337 on federal funds sold.

          Interest expense for 2001 of $3,352,941 consisted of $3,243,960 related to deposits and $108,981 related to borrowings. Interest expense of $1,523,618 for the period ended December 31, 2000 related to deposits.

         The following table sets forth, for the years ended December 31, 2001 and 2000, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

====================================================================================================================
          Average Balances, Income and Expenses, and Rates (in $000's)
                        For the years ended December 31,
                                                          2001                                       2000
                                                          ----                                       ----
                                            Average     Income/    Yield/            Average      Income     Yield/
                                            Balance    Expense      Rate             Balance     Expense      Rate
                                            -------    --------    ------            -------     -------     ------

   Federal funds sold                         $ 3,716     $  160     4.31%            $    6,059 $     388     6.40%
   Investment securities                       15,456        963     6.23%                 6,934       442     6.37%
   Loans                                       67,046      5,187     7.74%                23,798     2,318     9.74%
                                           --------------------------------           -------------------------------
        Total earning-assets                  $86,218     $6,310     7.32%            $  36,791  $  3,148      8.56%
                                           --------------------------------           -------------------------------

   NOW accounts                               $12,559     $  164     1.31%            $    7,410 $     234     3.16%
   Savings & money market                      19,588        675     3.45%                 9,267       513     5.54%
   Time deposits                               42,982      2,405     5.60%                11,553       777     6.72%
         Total interest-bearing deposits       75,129      3,244     4.32%                28,230     1,524     5.40%

   FHLB advance                                 1,858         74     3.98%                     -         -        -%
   Other borrowings                             1,333         35     2.63%                     -         -        -%

                                           --------------------------------           -------------------------------
        Total interest-bearing liabilities   $ 78,320    $ 3,353     4.28%            $  28,230  $  1,524      5.40%
                                           --------------------------------           -------------------------------

   Net interest spread                                               3.04%                                     3.16%
   Net interest income/margin                            $ 2,957     3.43%                       $  1,624      4.41%
   ==================================================================================================================


         Our net interest spread was 3.04% for the year ended December 31, 2001 as compared to 3.16% for the year ended December 31, 2000. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the period ended December 31, 2001 was 3.43% as compared to 4.41% for the year ended December 31, 2000. During 2001, earning assets averaged $86.2 million as compared to $36.8 million in 2000. The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

         In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.


Rate/Volume Analysis
         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. Changes that are not solely attributable to either volume or rate have been allocated to volume and rate on a prorated basis. As 2000 was our first period of operations, we have only included the table containing the changes between 2001 and 2000.

          ===========================================================================================
                                                                        Change Related to
          Year Ended December 31, 2001
                   (Dollars in Thousands)
          ------------------------------------------------------------------------------------------
                                                              Volume        Rate       Net Change

          EARNING ASSETS:
          Federal funds sold                                  $    (153)   $    (75)    $     (228)
          Investment securities                                      531         (10)           521
          Loans                                                    3,235        (366)         2,869
                                                               ---------    --------     ----------

                 Total earning assets                         $    3,613        (451)    $    3,162
                                                               ---------     --------    ----------

          INTEREST BEARING LIABILITIES
          Deposits                                            $    1,956    $   (236)    $    1,720
          FHLB advance                                                74           -             74
          Other borrowqings                                           35           -             35
                                                              ----------   ---------    -----------

                 Total interest bearing liabilities                2,065        (236)         1,829
                                                              ----------   ---------    -----------

                  Net interest income                         $    1,548   $    (215)   $     1,333
                                                              ==========   =========    ===========

          =========================================================================================

Provision for Loan Losses

       Included in the losses for both of the periods ended December 31, 2001 and 2000 is a non-cash expense of $600,000 in each period related to the provision for loan losses. The loan loss reserve was $1.2 million and $600,000 as of December 31, 2001 and 2000, respectively. The allowance for loan losses as a percentage of gross loans was 1.24% at December 31, 2001 and 1.29% at December 31, 2000. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. For the year ended December 31, 2001, we reported net charge-offs of $7,753. All of the charge-offs in 2001 related to credit lines associated with customer checking accounts. There were no loans charged off during the year ended December 31, 2000.

Noninterest Income and Expenses

         Noninterest income in 2001 was $283,991, an increase of 387% over noninterest income of $58,348 in 2000. This increase was primarily due to increases in service charges on deposits, increases in fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $2.8 million for the year ended December 31, 2001 compared to $1.8 million for the 2000 year. The $1.0 million additional general and administrative expenses resulted primarily from the move into our new main office building and the additional staff hired to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits in 2001 were $1.5 million, or an increase of $490 thousand. Salaries and benefits represented 53.2% of the total noninterest expense. Salaries and benefits in 2000 were $991 thousand. The other significant expense in 2001 was $526 thousand for occupancy cost. This expense increased $243 thousand when comparing the year 2001 to the year 2000. This increase relates primarily to the additional costs associated with the our permanent main office building, compared to the lower cost of the temporary modular facility. All other expenses increased only $267 thousand. This increase relates primarily to $68 thousand additional marketing expenses and $162 thousand additional cost for outside services. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits.

         A $22 thousand benefit for income taxes was recorded in 2001. A benefit of $38 thousand was recognized in 2000.

BALANCE SHEET REVIEW

General
         At December 31, 2001, we had total assets of $118.6 million, consisting principally of $95.3 million in loans, $7.9 million in investments and $2.9 million in cash and due from banks. Liabilities at December 31, 2001 totaled $109.1 million, consisting principally of $92.7 million in deposits, $6.0 million in FHLB advances, and $8.5 million of short-term borrowings. At December 31, 2001, shareholders' equity was $9.5 million.

Investments
         At December 31, 2001, the $17.9 million of investment securities portfolio represented approximately 15.1% of our total assets. We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $17.9 million and an amortized cost of $17.7 for an unrealized gain of $194 thousand.

         Contractual maturities and yields on our investments (all available for sale) at December 31, 2001 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on the comparison of investment securities coupon rates and the market interest rate as of December 31, 2001, the bank anticipates that between $10.5 million and $14.5 million will be called during the 2002 year.


   ========================================================================================================



                                         After one but
                      Within             Within five                  Over
                     one year    Yield      Years        Yield     Five years     Yield       Total        Yield
                    ---------   ------  -------------   -------    ----------    -------     ------        -----

 U.S.Government
   agencies               ---         --- $     13,469       6.04%  $  4,184       6.08%   $   17,653      6.05%
   Mortgage-backed
   securities             ---         ---          260       2.70%         -          -           260      2.70%
                    ---------  ---------- ------------  ---------  ---------    -------   -----------   -------
   Total                  ---         --- $     13,729       5.98% $   4,184       6.08%  $    17,913      6.00%
                    =========  ========== ============  =========  =========    =======   ===========   =======

   ===============================================================================================================


         At December 31, 2001, the $101 thousand of short-term investments in federal funds sold on an overnight basis comprised .1% of total assets at December 31, 2001, as compared to $3.9 million or 6.4% of total assets at December 31, 2000.

Loans
         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the years ended December 31, 2001 and 2000 were $67.0 million and $23.8 million, respectively. Total loans outstanding at December 31, 2001 and 2000 were $96.5 million and $46.6 million, respectively, before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio at December 31:

======================================================================================================================
                                                               2001                                 2000
                                                               ----                                 ----
                                                     Amount            % of Total         Amount          % of Total
                                                     ------            ----------         ------          ----------
Real estate:
  Commercial
   Owner occupied                             $       16,532,696               17.13%   $     5,589,214          11.99%
   Non-owner occupied                                 22,813,424               23.63%        13,433,974          28.81%
   Construction                                        8,292,228                8.59%         2,422,314           5.20%
                                              ------------------    ----------------- ----------------- ---------------
      Total commercial real-estate                    47,638,348               49.35%        21,445,502          46.00%
                                              ------------------    ----------------- ----------------- ---------------

  Consumer
    Residential                                       12,898,543               13.36%         6,366,671          13.66%
    Home Equity                                        8,937,054                9.26%         4,695,377          10.07%
    Construction                                       3,972,206                4.11%         1,971,276           4.22%
                                              ------------------   -----------------  ----------------- ---------------
      Total consumer real-estate                      25,807,803               26.73%        13,033,324          27.95%
                                              ------------------   -----------------  ----------------- ---------------

      Total real-estate                               73,446,151               76.08%        34,478,826          73.95%
Commercial business                                   20,529,004               21.27%         9,283,022          19.91%
Consumer-other                                         2,812,703                2.91%         2,971,511           6.37%
Deferred origination fees, net                          (255,990)               (.26%)         (108,332)          (.23%)
                                              ------------------   -----------------  ----------------- ---------------
 Total gross loans, net of deferred fees              96,531,868              100.00%        46,625,027         100.00%
                                                                   =================                    ===============

Less--allowance for loan losses                       (1,192,247)                             (600,000)
                                              ------------------                      ----------------
 Total loans, net                             $       95,339,621                      $     46,025,027
                                              ==================                      ================

         The principal component of our loan portfolio at year-end 2001 and 2000 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Provision and Allowance for Loan Losses
         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. Management's judgment as to the adequacy of the allowance is based on a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Based on our judgments, evaluation, and analysis of the loan portfolio, we consider the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses may be significant to a particular accounting period.

         We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

         We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. The bank has an independent consultant to review the loan files on a test basis, to verify that the lenders have properly graded each loan. The bank's analysis of the adequacy of the allowance also considers subjective issues such as changes in the lending policies and procedures, changes in local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisions. Due to our limited operating history, the provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk as compared to banks of similar size and maturity.

         At December 31, 2001 and 2000, the allowance for loan losses was $1.2 million and $600,000, respectively, or 1.24% of outstanding loans at December 31, 2001 and 1.29% at December 31, 2000, respectively. During the year ended December 31, 2001, we charged off loans of $7,753. There were no loans charged off during the year ended December 31, 2000.

         At December 31, 2001, nonaccrual loans represented .3% of total loss. We had one residential loan of approximately $360 thousand that was on nonaccrual status. We classified this loan during the third quarter of 2001. There were no loans on nonaccrual status at December 31, 2000. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

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

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at December 31, 2001 (dollars in thousands):

              ================================================================================
                                                     After one but
                                          One year   Within five        After
                                           or less      Years        five years      Total
                                          --------   -----------     ----------     -------
              Commercial                $    18,207   $   2,320    $       2    $      20,529

              Real estate - construction      8,851       3,413            -           12,264

              Real estate - mortgage         37,167      23,227          532           60,926

              Consumer and other              2,183         630            -            2,813
                                           ---------  ---------   ----------    -------------

              Total loans               $    66,408   $  29,590   $      534    $      96,532
                                           =========  =========   ==========    =============

              Loans maturing after one year with:

              Fixed interest rates                                              $      11,688

              Floating interest rates                                           $      18,436
              ===============================================================================

Deposits and Other Interest-Bearing Liabilities

         Our primary source of funds for loans and investments is our deposits, advances from FHLB, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. Management believes that conditions in 2001 were favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during 2001.

         The following is a table of deposits by category at December 31 (dollars in thousands):


     ===================================================================================================
                                                               2001                           2000
                                                               ----                           ----

     Demand deposit accounts                  $          7,729          8.34%       $   3,088        6.18%
                                                                                                    13.28%
     NOW accounts                                        8,295          8.95%           6,637
     Money market accounts                              24,139         26.04%          12,613       25.23%
                                                                                                      .16%
     Savings accounts                                      255           .27%              80
     Time deposits less than $100,000                   31,900         34.41%          14,446       28.89%
     Time deposits of $100,000 or more                  20,382         21.99%          13,130       26.26%
                                                -----------------------------------------------------------

     Total deposits                           $         92,700        100.00%       $  49,994      100.00%
                                                ===========================================================

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $72.3 million and $36.9 million at December 31, 2001 and 2000, respectively. Our loan-to-deposit ratio was 103% and 92.1% at year-end 2001 and 2000, respectively. The maturity distribution of our time deposits of $100,000 or more at December 31, 2001 and 2000 is as follows:

     =====================================================================================================
                                                        2001                       2000
                                                        ----                       ----
                                                              (Dollars in thousands)
     Three months or less                      $   7,929                             $        4,413

     Over three through twelve months              8,703                                      7,717

     Over twelve months                            3,750                                      1,000
                                               ----------------------------------------------------
     Total                                     $  20,382                             $       13,130
                                               ====================================================

Borrowings

         At December 31, 2001 the bank had $6,000,000 of advances from the FHLB of Atlanta. These advances are secured with approximately $9,000,000 of first mortgage loans, investment securities and stock in the FHLB. The maturity on $3,000,000 of the advances with a weighted rate of 2.67% is March 27, 2002 and the remaining $3,000,000 with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

            At December 31, 2001 the bank had $7,682,600 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.96% that mature in less than 90 days. These agreements are secured with approximately $8,000,000 of investment securities. The securities under agreement to repurchase averaged $1,335,382 during 2001, with $7,682,600 being the maximum amount outstanding at any month-end.

                 At December 31, 2001 the bank had utilized $800,000 of its $2,800,000 of federal funds purchase line of credit. This line of credit is unsecured and bears interest at the daily rate of federal funds plus 25 basis points (5.00% at December 31, 2001).

             The bank had no other borrowings at December 31, 2000.

CAPITAL RESOURCES
         Total shareholders' equity amounted to $9,459,419 at December 31, 2001 and $9,474,980 at December 31, 2000. The decrease between 2000 and 2001 primarily resulted from the net loss incurred during 2001, partly offset by the increase in unrealized gain on investment securities, net of tax.

           The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 2001 and 2000. Since our inception, we have not paid cash dividends.

                   ======================================================
                                                  2001         2000
                                                  ----         ----

                   Return on average assets       -0.1%        -1.6%

                   Return on average equity       -1.3%        -6.8%

                   Equity to assets ratio          8.0%        15.4%
                   ======================================================

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we had less than $150 million in assets, the company is not currently subject to these guidelines. However, the bank falls under these rules as set per bank regulatory agencies.

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

         We are both subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered "well-capitalized", we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

         The following table sets forth the company's and the bank's various capital ratios at December 31, 2001 and 2000. At December 31, 2001 and 2000, we both were in compliance with each of the applicable regulatory capital requirements and were considered to be "well capitalized" at the bank level.

  ==========================================================================
                                  2001                      2000
                         --------------------        -------------------

                           The           The           The          The
                         company         bank        company        bank
                         -------         ----        -------        ----

  Total risk-based capital    10.4%     10.1%          20.5%         18.0%

  Tier 1 risk-based capital    9.2%      8.9%          19.3%         16.8%

  Leverage capital             8.2%      7.9%          16.9%         14.7%
       =====================================================================

         We believe that capital is sufficient to fund the activities of the bank over the next two years. The Company is currently evaluating various alternatives for increasing capital. It is management's objective to maintain the capital levels such that the bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. We do anticipate that capital levels will be maintained at levels that will allow the bank to qualify as being adequately capitalized as defined by OCC regulations. Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past two years. As of December 31, 2001, there were no significant firm commitments outstanding for capital expenditures.

EFFECT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Unlike most industrial companies, the assets and liabilities of financial institutions such as our company and bank are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to mange the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

OFF-BALANCE SHEET RISK

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001, unfunded commitments to extend credit were $28,229,000, of which $4,965,000 is at fixed rates and $23,264,000 is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

           At December 31, 2001, there was a $452,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

         Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates which principally arises from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business. Management actively monitors and manages its interest rate risk exposure.

         The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

         Due to the fact that approximately 65% of our loans were variable rate loans at December 31, 2001, we are currently asset sensitive over the majority of the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

LIQUIDITY & INTEREST RATE SENSITIVITY

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

         At December 31, 2001 and 2000, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $1,310,844 and $8,984,505, representing 1.59% and 15.4% of total assets, respectively. Investment securities at December 31, 2001 and 2000 amounted to $12,407,758 and $8,022,471, representing 15.08% and 13.8% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans and maturity of investment securities, and generation of deposits. During the fourth quarter of 2001, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. During the first quarter of 2002, the bank has increased its net liquidity position by approximately $22 million. This resulted primarily from increases in deposits, sales of participations in loans originated, and identification of additional qualifying collateral that could be pledged to the FHLB that allows for additional borrowing capacity. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $2,800,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires that securities, qualifying single family mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the bank's $300 million investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. We believe that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged

         Management believes that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meets our long term liquidity needs.

         Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. The bank's asset/liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank's interest sensitive assets and liabilities within Board-approved limits.

         The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2001. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

========================================================================================================================
                                      Within       After three but       After one but      After
                                       three        Within twelve         Within five        Five
                                      months           Months                Years          Years           Total
                                      ------       ---------------      --------------     -------          -----
                                                                  (Dollars in thousands)

Interest-earning assets:
  Federal funds sold               $          100  $       ---      $         ---    $       ---    $          100
  Investment securities                     9,232        4,037              4,645            ---            17,914
  Loans                                    62,788        3,928             29,536            535            96,787
                                    -------------   --------------   ---------------  -----------    --------------


Total earning assets               $       72,120  $     7,965      $     34,181     $       535     $      114,801
                                    -------------   --------------   ---------------  -----------    --------------

Interest-bearing liabilities:
  Money market and NOW             $       32,418  $       ---      $        ---      $       ---    $       32,418
  Regular savings                             255          ---               ---              ---               255
  Time deposits                            16,811       22,320            13,150              ---            52,281
  Federal funds purchased                     800          ---               ---              ---               800
  Repurchase Agreements                     7,683          ---               ---              ---             7,683
  FHLB advances                             3,000          ---               ---            3,000             6,000
                                    -------------   --------------   ---------------  -----------    --------------

Total interest-bearing
liabilities                        $       60,967  $    22,320      $     13,150      $     3,000    $       99,437
                                    -------------   --------------   ---------------  -----------    --------------


Period gap                         $       11,153  $   (14,355)     $     21,031      $    (2,465)   $       15,364
Cumulative gap                     $       11,153  $    (3,202)     $     17,829      $    15,364    $       15,364

Ratio of cumulative gap to
   total earning assets                      9.4%        (2.7)%             15.0%           13.0%
===================================================================================================================


ACCOUNTING, REPORTING AND REGULATORY MATTERS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS Nos. 141 and 142 will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The application of these statements is not expected to have a material impact on our financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on our financial statements.

         In July 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board of Opinion No. 30, Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on our financial statements.

          In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. Management believes it is in compliance with the provisions of SAB No. 102.

          Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.



Item 7.  Financial Statements



                          INDEX TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


Report of Independent Public Accountant...................................27

Consolidated Balance Sheets...............................................28

Consolidated Statements of Operations.....................................29

Consolidated Statements of Shareholder's Equity...........................30

Statements of Cash Flows..................................................31

Notes to Consolidated Financial Statements................................32

                        GREENVILLE FIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Directors
Greenville First Bancshares, Inc. and Subsidiary
Greenville, South Carolina


           We have audited the accompanying consolidated balance sheets of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.





Elliott Davis, LLP
February 9, 2002
Greenville, South Carolina



                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                                   December 31,
                                                                                       -------------------------------------
                                                                                             2001                2000
                                                                                       -----------------   -----------------
                                                          Assets
    Cash and due from banks                                                              $    2,882,115        $ 2,931,372
    Federal funds sold                                                                          100,841          3,920,000
    Investment securities available for sale                                                 17,913,460          9,048,718
    Other investments, at cost                                                                  555,000            295,800
    Loans, net                                                                               95,339,621         46,025,027
    Accrued interest                                                                            840,448            541,820
    Property and equipment                                                                      890,761            616,621
    Other assets                                                                                 42,764             48,830
                                                                                      -----------------    ---------------
             Total assets                                                                  $118,565,010    $    61,428,188
                                                                                      =================    ===============

                                           Liabilities and Shareholders' Equity

Liabilities
    Deposits                                                                                $92,700,010    $    49,994,429
    Official checks outstanding                                                                 891,129          1,165,123
    Federal funds purchased and repurchase agreements                                         8,482,600                  -
    Federal Home Loan Bank advances                                                           6,000,000                  -
    Accrued interest payable                                                                    748,091            558,194
    Accounts payable                                                                              6,058              9,068
    Accrued expenses                                                                            277,703            226,394
                                                                                      -----------------    ---------------
         Total liabilities                                                                  109,105,591         51,953,208
                                                                                      -----------------    ---------------

Commitments and contingencies - Note 10

Shareholders' equity
    Preferred stock, par value $.01 per share, 10,000,000 shares
      authorized, no shares issued                                                                    -                  -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued                                                               11,500             11,500
    Additional paid-in capital                                                               10,635,200         10,635,200
    Accumulated other comprehensive income                                                      127,779             24,162
    Retained deficit                                                                         (1,315,060 )       (1,195,882)
                                                                                      -----------------    ---------------
         Total shareholders' equity                                                           9,459,419          9,474,980
                                                                                      -----------------    ---------------
         Total liabilities and shareholders' equity                                       $ 118,565,010    $    61,428,188
                                                                                      =================    ===============




See notes to consolidated financial statements that are an integral part of these consolidated statements.

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               For the years ended
                                                                                                   December 31,
                                                                                      --------------------------------------
                                                                                              2001                2000
                                                                                      ------------------  ------------------

Interest income
    Loans                                                                                 $   5,186,555   $      2,318,261
    Investment securities                                                                       963,087            441,655
    Federal funds sold                                                                          160,612            388,337
                                                                                      -----------------   ----------------

         Total interest income                                                                6,310,254          3,148,253
Interest  expense
   Deposits                                                                                   3,243,960          1,523,618
   Borrowings                                                                                   108,981                  -
                                                                                      -----------------   ----------------
               Total interest expense                                                         3,352,941          1,523,618
                                                                                      -----------------   ----------------

           Net interest income before provision for loan losses                               2,957,313          1,624,635
   Provision for loan losses                                                                    600,000            600,000
                                                                                      -----------------   ----------------

           Net interest income after provision for loan losses                                2,357,313          1,024,635
                                                                                      -----------------   ----------------

Noninterest income
    Loan fee income                                                                              81,974             12,565
    Service fees on deposit accounts                                                             94,612             36,173
    Other income                                                                                107,405              9,610
                                                                                      -----------------   ----------------

         Total noninterest income                                                               283,991             58,348
                                                                                      -----------------   ----------------

Noninterest expenses
    Salaries and benefits                                                                     1,481,173            990,844
    Professional fees                                                                           127,416            148,157
    Marketing                                                                                   114,099             45,650
    Insurance                                                                                    62,927             22,303
    Occupancy                                                                                   526,301            283,562
    Other outside services                                                                      288,793            127,011
    Telephone                                                                                    20,663             19,946
    Other                                                                                       161,110            145,063
                                                                                      -----------------   ----------------
         Total noninterest expenses                                                           2,782,482          1,782,536
                                                                                      -----------------   ----------------

         Loss before income taxes benefit                                                      (141,178)          (699,553)
Income tax benefit                                                                               22,000             38,000
                                                                                      -----------------   ----------------

Net loss                                                                                    $  (119,178)  $       (661,553)
                                                                                      =================   ================

Basic and diluted loss per common share                                                     $      (.10)  $          (0.58)
                                                                                      =================   ================

Weighted average common shares outstanding, basic and diluted                                 1,150,000          1,150,000
                                                                                      =================   ================



See notes to consolidated financial statements that are an integral part of these consolidated statements.


                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                               Accumu-
                                                                                lated
                                                                                other                            Total
                                       Common stock           Additional       compre-                           share-
                                ---------------------------     paid-in        hensive          Retained        holders'
                                  Shares        Amount          capital         income          deficit          equity
                                -----------  --------------  -------------- ---------------  ---------------  -------------

   December 31, 1999             1,150,000   $     11,500     $10,635,200    $           -    $   (534,329)   $ 10,112,371

   Net loss                              -              -               -                -        (661,553)       (661,553)
   Comprehensive loss,
   net of tax
     Unrealized holding gain
     on securites available
     for sale                            -              -              -           24,162                -          24,162
                                                                                                              ------------

   Comprehensive loss                    -              -              -                -                -        (637,391)
                                -----------  -------------  -------------- ---------------  ---------------   ------------

   December 31, 2000             1,150,000         11,500     10,635,200           24,162       (1,195,882)      9,474,980

   Net  loss                             -              -              -                -         (119,178)       (119,178)

   Comprehensive loss, net of
   tax
      Unrealized holding gain
      on securities available
      for sale                           -              -              -          103,617                -         103,617
                                                                                                               -----------

   Comprehensive loss                    -              -              -               -                 -         (15,561)
                                -----------  ------------  ------------- ---------------  ----------------     ------------

   December 31, 2001             1,150,000   $     11,500  $  10,635,200 $       127,779  $     (1,315,060)   $  9,459,419
                                ===========  ============  ============= ===============  ================     ============


See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               For the years ended
                                                                                                   December 31,

                                                                                   --------------------------------------------
                                                                                          2001                    2000
                                                                                   --------------------   ---------------------
Operating activities
    Net loss                                                                       $          (119,178)     $         (661,553)
    Adjustments to reconcile net loss to cash
      provided by operating activities:
      Provision for loan losses                                                                600,000                 600,000
      Depreciation and other amortization                                                      192,546                  66,112

      Accretion and amortization of securities
         discounts and premium, net                                                            (32,917)                (27,790)
      Increase in other assets, net                                                           (292,561)               (356,324)
      Increase (decrease) in other liabilities, net                                            (89,176)              1,929,457
                                                                                   --------------------   ---------------------
      Net cash provided by  operating activities                                               258,714               1,549,902
                                                                                   --------------------   ---------------------

Investing activities
    Increase (decrease) in cash realized from:
      Origination of loans, net                                                            (49,914,594)            (46,625,027)
      Purchase of property and equipment                                                      (466,686)               (571,541)
      Purchase of securities available for sale                                            (18,328,767)            (11,961,752)

      Payments and maturity of securities
         Available for sale                                                                  9,394,736              10,999,505
                                                                                   --------------------   ---------------------
           Net cash used for investing activities                                          (59,315,311)            (48,158,815)
                                                                                   --------------------   ---------------------

Financing activities
    Increase in deposits, net                                                               42,705,581              49,994,429
    Increase in short-term borrowings                                                        8,482,600                       -
    Increase in Federal Home Loan Bank advances                                              6,000,000                       -
                                                                                   --------------------   ---------------------

           Net cash provided by financing activities                                        57,188,181              49,994,429
                                                                                   --------------------   ---------------------
           Net increase (decrease) in cash and cash equivalents                             (1,868,416)              3,385,516



Cash and cash equivalents at beginning of  the year                                          4,851,372               1,465,856
                                                                                   --------------------   ---------------------
Cash and cash equivalents at end of the year                                       $         2,982,956    $          4,851,372
                                                                                   ====================   =====================

Supplemental information
    Cash paid for
      Interest paid                                                                $         3,163,044    $            965,424
                                                                                   ====================   =====================
     Income taxes paid                                                                               -                       -
                                                                                   ====================   =====================
Supplemental schedule of non-cash transaction
    Unrealized gain on securities, net of income taxes                             $           103,617    $             24,162
                                                                                   ====================   =====================


See notes to consolidated financial statements that are an integral part of these consolidated statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     Greenville First Bancshares, Inc. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank, N.A. (the "Bank"). The Bank is a national bank under the laws of the United States located in Greenville County, South Carolina. The Company received approval to begin banking operations from both the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") on January 7, 2000. The Bank began operations on January 10, 2000.

     On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares. The offering raised $10,646,700 net of underwriting discounts, commissions and offering expenses. The directors and executive officers of the Company purchased 266,900 shares of common stock at $10 per share, for a total of $2,669,000. The Company has used $10.4 million of the proceeds to capitalize the Bank.

     The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting consolidated financial statements.


Basis of presentation
  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Greenville First Bank (the "Bank"). In consolidation all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to generally accepted accounting principles. The company uses the accrual basis of accounting.

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


Investment securities
   The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale securities: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of stockholders' equity (accumulated other comprehensive income (loss).

                                                                     (Continued)

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

Allowance for  loan losses
   The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans that are determined to be uncollectable are charged against the allowance. Provisions for possible loan losses and recoveries on loans previously charged off are added to the allowance.

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

   A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

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

Securities sold under agreements to repurchase
   The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as an asset.

Organization costs
   Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

Income taxes
   The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Advertising and public relations expense
   Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Earnings (loss) per common share
   Basic loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. No dilution occurs under the treasury stock method as the exercise price of stock options equals or exceeds the market value of the stock.

Statement of cash flows
   For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and Due From Banks and Federal Funds Sold." Cash and cash equivalents have an original maturity of three months or less.

Reclassifications
   Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders' equity or net loss.

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

Recently issued accounting standards
   On July 20, 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and number 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 and 142 will change the accounting for business combinations and goodwill in two significant ways. First, SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. Second, SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The application of these statements is not expected to have a material impact on the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS 143 will be effective for financial statements beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

   In July 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principle Board of Opinion number 30, Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

   In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. The Company's management believes it is in compliance with the provisions of SAB No. 102.

   Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2001 and 2000 these required reserves were met by vault cash.

           NOTE 3 - FEDERAL FUNDS SOLD

           Bank cash reserves (Note 2) in excess of the required amount may be lent to other banks on a daily basis. At December 31, 2001 and 2000 federal funds sold amounted to $100,841 and $3,920,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized costs and fair value of investment securities available for sale are as follows:

                                                                         December 31, 2001
                                                   ------------------------------------------------------------------
                                                       Amortized           Gross unrealized                Fair
                                                          Cost           Gains           Losses            Value
                                                   ---------------   --------------   ------------   ---------------

Federal agencies                                   $    17,459,968   $     193,595      $          -  $    17,653,563
Mortgage-backed                                            259,884              13                            259,897
                                                   ---------------   -------------    ------------    ---------------
        Total investment securities                $    17,719,852   $     193,608      $          -  $   17,91=3,460
                                                   ===============   =============    ============    ===============

                                                                          December 31, 2000
                                                   -----------------------------------------------------------------
                                                       Amortized           Gross unrealized                Fair
                                                          Cost           Gains           Losses            Value
                                                   ---------------   -------------    ------------   ---------------

Federal agencies                                   $     8,372,194   $      38,089    $          -   $     8,410,283
Mortgage-backed                                            639,915               -           1,480           638,435
                                                   ---------------   -------------    ------------   ---------------
        Total investment securities                $     9,012,109   $      38,089    $      1,480   $     9,048,718
                                                   ===============   =============    ============   ===============


           Other investments at both December 31, 2001 and 2000, include Federal Reserve Bank stock with cost of $255,000 and Federal Home Loan Bank stock with cost of $300,000 at December 31, 2001 and with a cost of $40,800 at December 31, 2000. The Bank is required to own stock in the Federal Reserve Bank and Federal Home Loan Bank as a member institution. No ready market exists for the stock and it has no quoted market value. However, redemption of the stock has historically been at par value.

           The amortized costs and fair values of investment securities at December 31, 2001 and 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Based on the comparison of investment securities coupon rates and the market interest rate as of December 31, 2001, the bank anticipates that between $10,520,000 and $14,520,000 will be called during the 2002 year.

                                                             December 31, 2001              December 31, 2000
                                                   ------------------------------- --------------------------------
                                                        Amortized                       Amortized
                                                           Cost        Fair value          Cost        Fair value
                                                   --------------   -------------  --------------    --------------
     Due in less than one year                     $            -   $           -  $    2,990,779    $   2,991,975
     Due after one through three years                    759,884         785,678       3,016,415        3,036,188
     Due after three through five years                12,839,968      12,943,744       2,004,915        2,020,555
     Due after five through ten years                   4,120,000       4,184,038       1,000,000        1,000,000
                                                   --------------   -------------  --------------    -------------
         Total investment securities               $   17,719,852   $  17,913,460  $    9,012,109   $    9,048,718
                                                   ==============   =============  ==============    =============

           No investment securities were sold in 2001 or 2000. Accordingly, no gains or losses were recorded. At December 31, 2001 and 2000 $15,959,968 and $5,544,800, respectively of securities were pledged as collateral for public funds or short-term borrowings. At December 31, 2001, certain of the Bank's investment securities are pledged as collateral for other borrowed money, as set forth in Note 8.


NOTE 5 - LOANS

           The composition of net loans by major loan category is as follows:
                                                                                               December 31,
                                                                                 ----------------------------------
                                                                                     2001              2000
                                                                                 ------------      --------------
   Real estate:
        Commercial
           Owner occupied                                                          $ 16,532,696     $  5,589,214
           Non-owner occupied                                                        22,813,424       13,433,974
           Construction                                                               8,292,228        2,422,314
                                                                                 ---------------    ---------------
                                                                                     47,638,348       21,445,502
                                                                                 ---------------    ---------------
        Consumer
           Residential
                                                                                     12,898,543        6,366,671
           Home equity                                                                8,937,054        4,695,377
           Construction                                                               3,972,206        1,971,276
                                                                                 ---------------    ---------------
                                                                                     25,807,803       13,033,324
                                                                                 ---------------    ---------------
                                                                                     73,446,151       34,478,826
                                                                                 ---------------    ---------------

     Commercial business                                                             20,529,004        9,283,022
     Consumer-other                                                                   2,812,703        2,971,511
     Deferred origination fees, net                                                    (255,990)        (108,332)
                                                                                 ---------------    ---------------

            Gross Loans                                                              96,531,868       46,625,027
     Less allowance for loan losses                                                  (1,192,247)        (600,000)
                                                                                 ---------------    ---------------
             Loans, net                                                            $ 95,339,621     $ 46,025,027
                                                                                 ===============    ===============

           At December 31, 2001, there was a $359,987 non-accruing residential loan. Foregone interest income on the non-accrual loan in 2001 was approximately $8,000. There were no non-accrued or impaired loans at December 31, 2000.

           At December 31, certain of the Bank's first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta
(FHLB), as set forth in Note 8.

           The composition of Gross loans by rate type is as follows:

                                                 December 31,
                                   -----------------------------------------
                                          2001                  2000
                                   -------------------    ------------------
     Variable rate loans           $       60,864,324     $       31,923,745
     Fixed rate loans                      35,667,544             14,701,282
                                   ------------------     ------------------
                                   $       96,531,868     $       46,625,027
                                   ===================    ==================

           The allowance for possible loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.
           Activity within the allowance for possible loan losses account follows:

                                                                                            For the years ended
                                                                                               December 31,
                                                                                 ----------------------------------------
                                                                                        2001                   2000
                                                                                 --------------------   -----------------
Balance, beginning of year                                                       $          600,000     $               -
Recoveries of loans previously charged against the allowance                                      -                     -
Provision for loan losses                                                                   600,000               600,000
Loans charged against the allowance                                                          (7,753)                    -
                                                                                 ------------------     -----------------
Balance, end of year                                                             $        1,192,247     $         600,000
                                                                                 ==================     =================

NOTE 6 - PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

                                                    December 31,
                                     -----------------------------------------
                                            2001                  2000
                                     -------------------   -------------------

Leasehold improvements               $          332,528    $         146,232
Furniture and equipment                         698,977              440,476
Software                                        117,914               96,025
                                     -------------------   -------------------
Accumulated depreciation                      1,149,419              682,733
                                               (258,658)             (66,112)
                                     -------------------   -------------------
      Total property and equipment   $          890,761    $         616,621
                                     ===================   ===================

           Leasehold improvements and furniture and fixtures include items for the Company's main office. The Company occupied its main office on January 16, 2001. The office is leased for twenty years (see note 9).

           Depreciation expense for the years ended December 31, 2001 and 2000 was $192,546 and $66,112, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset                          Life in Years    Depreciation Method
-------------                          -------------    -------------------

Software and computer equipment        3                Straight-line
Furniture and equipment                5 to 7           Straight-line
Buildings and improvements             5 to 40          Straight-line

NOTE 7 - DEPOSITS

           The following is a detail of the deposit accounts:

                                                      December 31,
                                           ------------------------------------
                                                 2001                2000
                                           ------------------   ---------------

Non-interest bearing                       $    7,729,281       $    3,087,715
Interest bearing:
      NOW accounts                              8,295,046            6,637,257
      Money market accounts                    24,138,876           12,613,368
      Savings                                     255,292               79,572
      Time, less than $100,000                 31,899,925           14,446,620
      Time, $100,000 and over                  20,381,590           13,129,897
                                           --------------       --------------
    Total deposits                         $   92,700,010       $   49,994,429
                                           ==============       ==============

           Interest expense on time deposits greater than $100,000 was $1,007,304 and $360,130 in the years ended December 31, 2001 and 2000, respectively.

           At December 31, 2001 the scheduled maturities of certificates of deposit are as follows:

                      2002                        $       39,131,369
                      2003                                 9,330,674
                      2004                                 2,833,152
                      2005 and after                         986,320
                                                  -------------------
                                                  $       52,281,515
                                                  ===================

NOTE 8 - OTHER BORROWINGS

                  At December 31, 2001 the bank had $6,000,000 of advances from the FHLB of Atlanta. These advances are secured with approximately $9,000,000 of first mortgage loans, investment securities and stock in the FHLB. The maturity on $3,000,000 of the advances with a weighted rate of 2.67% is March 27, 2002 and the remaining $3,000,000 with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

            At December 31, 2001 the bank had $7,682,600 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.96% that mature in less than 90 days. These agreements are secured with approximately $8,000,000 of investment securities. The securities under agreement to repurchase averaged $1,335,382 during 2001, with $7,682,600 being the maximum amount outstanding at any month-end.

                 At December 31, 2001 the bank had utilized $800,000 of its $2,800,000 of federal funds purchase line of credit. This line of credit is unsecured and bears interest at the daily rate of federal funds plus 25 basis points (5.00% at December 31, 2001).

             The bank had no other borrowings at December 31, 2000.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

           The Company has also entered into a thirty-six month operating lease on an automobile that is used by the Company's president and chief executive officer. The monthly payments are $620. At December 31, 2001, nine lease payments remained.

           The Company has entered into an agreement with a data processor with a remaining term of three years to provide ATM services, item processing and general ledger processing. Components of this contract include monthly charges of approximately $15,000.

           The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2001, there is no material litigation pending.

           The Bank has a twenty-year lease on its main office building that began in January 2001. The monthly rent for the year 2002 is $26,854. The lease provides for annual lease rate escalations based on cost of living adjustments.

           Future minimum lease payments under this operating lease are summarized as follows:

For the year ended December 31,

                  2002                        $     322,248
                  2003                              331,912
                  2004                              341,870
                  2005                              352,126
                  2006                              360,894
                  Thereafter*                     6,105,920
                                              -------------
                                              $   7,814,970
                                              =============

           *Amount is estimated based on an increase of 2.49 percent per year. Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.

NOTE 10 - UNUSED LINES OF CREDIT

           At December 31, 2001, the Bank had an unused line of credit to purchase federal funds of $2.0 million. The line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank had a second line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $1.6 million in borrowings. At December 31, 2002, the Bank had a third agreement that would allow the bank to borrow funds based on the level of security eligible to be pledged. At December 31, 2001, the Bank had a borrowing base of approximately $3.2 million.


NOTE 11 - INCOME TAXES

           The Company had no currently taxable income for the years ended December 31, 2001 or 2000. The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

                                                                                            For the years ended
                                                                                               December 31,
                                                                                    ------------------------------------
                                                                                          2001                2000
                                                                                    ------------------   ---------------

      Income tax benefit at federal statutory rate                                  $         (48,001)    $    (237,848)
      Change in valuation allowance                                                            24,602           197,423
      Other                                                                                     1,399             2,425
                                                                                    ------------------   ---------------
        Income tax benefit                                                          $         (22,000)    $     (38,000)
                                                                                    ==================   ===============

           The components of the deferred tax assets and liabilities are as follows:

                                                                                               December 31,
                                                                                    ------------------------------------
                                                                                           2001                2000
                                                                                    ------------------   ---------------

      Deferred tax liability
        Unrealized gain on securities available for sale                            $         65,826     $      12,447
                                                                                    ------------------   ---------------

      Deferred tax assets:
        Allowance for loan losses                                                             405,364           204,000
        Net deferred loan fees                                                                 58,333            38,000
        Net operating loss carryforward                                                             -           175,095
                                                                                    ------------------   ---------------
        Deferred tax asset before valuation allowance                                         463,697           417,095
        Valuation allowance                                                                  (403,697)         (379,095)
                                                                                    ------------------   ---------------
               Net deferred tax asset (liability)                                   $          (5,826)   $       25,553
                                                                                    ==================   ===============


           The company has recorded a valuation allowance for a portion of the deferred tax asset, as the realization of this asset is dependent on the Company's ability to generate future taxable income during the periods in which temporary differences become deductible. A significant portion of the change in the valuation allowance relates to the tax effect of the change in the allowance for loan losses. The net deferred asset is included in other assets, while the net deferred liability is included in other accrued expenses.

           The company utilized all of its federal net operating loss carry forwards during the year ended December 31, 2001.

NOTE 12- RELATED PARTY TRANSACTIONS

           Certain directors, executive officers, and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.


           A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

                                            For the years ended December 31,
                                     -------------------------------------------
                                             2001                 2000
                                     -------------------- --------------------

    Balance, beginning of year       $           360,181   $                 -
    New loans                                    813,990              479,768
    Less loan payments                          (395,547)            (119,587)
                                     -------------------- --------------------
    Balance, end of year             $           778,624   $           360,181
                                     ==================== ====================

           Deposits by officers and directors and their related interests at December 31, 2001 and 2000, were $146,735 and $171,926, respectively.

           The Bank has a lease on its main office building with a director of the bank beginning in 2001. The lease has a remaining term of nineteen years, with a $26,854 monthly payment for the next year. The bank is of the opinion that the lease payments represent a market cost that could have been obtained in an "arms length" transaction.


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

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001, unfunded commitments to extend credit were $28,229,000, of which $4,965,000 is at fixed rates and $23,264,000 is at variable rates. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

           At December 31, 2001, there was a $452,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 14 - EMPLOYEE BENEFIT PLAN

           On January 1, 2000, the Company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2001 and 2000 amounted to $33,285 and $24,500, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

         On March 21, 2001, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 172,500 options at an option price per share not less than the fair market value on the date of grant. The options granted to officers and employees vest either at 20 percent over five years or 33 percent over three years and expire 10 years from the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have changed to the pro forma amounts indicated below:

                                                      December 31,
                                      ------------------------------------------
                                             2001                   2000
                                      --------------------   -------------------

Net loss
      As reported                     $         (119,178)     $    (661,553)
      Pro forma                                 (187,904)          (727,454)
Basic net loss per common share
      As reported                                  (.10)               (.58)
      Pro forma                                    (.16)               (.63)

           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants: expected volatility of 10% for 2001 and 2000, risk-free interest rate of 3.00% and 5.90% for 2001 and 2000, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.

           A summary of the status of the plan and changes for the years ended December 31, are presented below:

                                                                  2001                                     2000
                                                --------------------------------------   ------------------------------------
                                                                         Weighted                               Weighted
                                                                         average                                 average
                                                     Shares           exercise price         Shares          exercise price
                                                ------------------   -----------------   ----------------   -----------------

Outstanding at beginning of year                       97,000     $          10.00                 -     $
Granted                                                15,500                10.00            97,000               10.00
Exercised                                                   -                    -                 -                   -
Forfeited or expired                                        -                    -                 -                   -
                                                ----------------  -----------------   ----------------   ----------------
Outstanding at end of year                            112,500     $          10.00            97,000      $        10.00
                                                ================  =================   ================   ================
Options exercisable at year-end                        24,667     $          10.00                 -                   -
                                                ================  =================   ================   ================
Shares available for grant                             60,000                                 75,500
                                                ================                       ================


            Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 129,950 shares of common stock at $10 per share. These warrants vest over a three-year period and expire on October 27, 2009.

NOTE 16 - COMMON STOCK AND LOSS PER SHARE

            SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options and warrants can create a difference between basic and diluted net income (loss) per common share. Since all stock options and warrants were considered to be anti-dilutive, the weighted average number of common shares outstanding for both basic net loss per share and diluted net loss per common share is the same and diluted loss per share is not presented. Loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for each year presented. The weighted average number of common shares outstanding for basic net loss per common share was 1,150,000 shares in 2001 and 2000.


NOTE 17 - REGULATORY MATTERS

           The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2001, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                      To be well capitalized
                                                                              For capital            under prompt corrective
                                                                           adequacy purposes            action provisions
                                                                       --------------------------   -------------------------
                                                          Actual                Minimum                      Minimum
                                            -------------------------  --------------------------   -------------------------
                                              Amount          Ratio       Amount         Ratio         Amount         Ratio
                                            ------------   ----------  --------------   ---------   -------------  ----------
                                                                          (amounts in $000)

As of December 31, 2001
    Total Capital (to risk weighted assets) $    10,139      10.1  %   $      8,071       8.0 %    $     10,089      10.0 %
    Tier 1 Capital (to risk weighted              8,947       8.9             4,036       4.0             6,053       6.0
    assets)
    Tier 1 Capital (to average assets)            8,947       7.9             4,528       4.0             5,045       5.0

As of December 31, 2000
    Total Capital (to risk weighted assets) $     8,815      18.0 %    $      3,918       8.0 %    $      4,903      10.0 %
    Tier 1 Capital (to risk weighted              8,215      16.8             1,961       4.0             2,941       6.0
    assets)
    Tier 1 Capital (to average assets)            8,215      14.7             2,241       4.0             2,802       5.0


NOTE 18 - DIVIDENDS

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

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA

           Following is a summary of operations by quarter:

                                                ---------------------------------------------------------------------------
2001                                                                         Quarters ended
                                                ---------------------------------------------------------------------------
                                                  March 31              June 30      September 30          December 31
                                                ---------------   ----------------   ------------------   -----------------

Interest income                                 $   1,412,535     $     1,512,779    $       1,626,552    $  1,758,388
Interest expense                                      800,497             834,746              852,437         865,261
                                                ---------------   ----------------   ------------------   -----------------
     Net interest income                              612,038             678,033              774,115        893,127
Provision for loan losses                             122,000             128,000              150,000        200,000
Noninterest income                                     44,853              60,026               84,187         94,925
Noninterest expenses                                  613,127             669,521              717,843        781,991
                                                ---------------   ----------------   ------------------   -----------------
Loss before provision for
  income taxes                                        (78,236)            (59,462)              (9,541)         6,061
Income tax benefit                                          -                   -              (17,000)        (5,000)
                                                ---------------   ----------------   ------------------   -----------------
Net income (loss)                                  $  (78,236)    $       (59,462)   $           7,459    $     11,061
                                                ===============   ================   ==================   =================

Basic and diluted loss per common share              $   (.07)    $          (.05)   $             .01    $        .01
                                                ===============   ================   ==================   =================
Weighted average common shares
     Outstanding-basic and diluted                   1,150,000          1,150,000            1,150,000       1,150,000
                                                ===============   ================   ==================   =================





                                                ---------------------------------------------------------------------------
2000                                                                            Quarters ended
                                                ---------------------------------------------------------------------------

                                                    March 31            June 30      September 30          December 31
                                                ---------------   ----------------   ------------------   -----------------

Interest income                                 $      335,957    $      642,027     $     945,654        $    1,224,615
Interest expense                                       116,533           282,112           474,541               650,432
                                                ---------------   ----------------   ------------------   -----------------
     Net interest income                               219,424           359,915           471,113               574,183
Provision for loan losses                              100,000           180,000           150,000               170,000
Noninterest income                                       2,362             9,490            21,567                24,929
Noninterest expenses                                   395,905           428,906           454,995               502,730
                                                ---------------   ----------------   ------------------   -----------------
Loss before provision for
  income taxes                                        (274,119)         (239,501)         (112,315)              (73,618)
Income tax (benefit) expense                                 -           (74,000)                -                36,000
                                                ---------------   ----------------   ------------------   -----------------
Net loss                                         $    (274,119)    $    (165,501)     $   (112,315)       $     (109,618)
                                                ===============   ================   ==================   =================
Basic and diluted loss per common share          $        (.24)    $        (.14)     $       (.10)       $        (.10)
                                                ===============   ================   ==================   =================
Weighted average common shares
     Outstanding-basic and diluted                   1,150,000         1,150,000         1,150,000             1,150,000
                                                ===============   ================   ==================   =================

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

       Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash , due from banks, federal funds sold., federal funds sold, securities sold under agreement to repurchase and offical checks.

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

       Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts and FHLB advances with a maturing within one year are valued at their carrying value. The fair value of certificate of deposit accounts and FHLB advances with a maturity after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

       The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.


    The estimated fair values of the Company's financial instruments are as follows:


                                                                                        December 31,
                                                              ------------------------------------------------------------------
                                                                          2001                              2000
                                                              ------------------------------  ----------------------------------
                                                                Carrying          Fair            Carrying            Fair
                                                                 Amount           value            amount             value
                                                              -------------   --------------  -----------------   --------------

    Cash and due from banks                                   $ 2,882,115     $ 2,882,115     $       931,372     $     931,372
    Federal funds sold                                            100,841         100,841           3,920,000         3,920,000
    Investment securities                                      17,913,460      17,913,460           9,048,718         9,048,718
    Other investments                                             555,000         555,000             295,800           295,800
    Loans, net                                                 95,339,621      97,500,000          46,025,027        46,300,000
Financial Liabilities:
    Deposits                                                   92,700,010      93,100,000          49,994,429        50,018,000
    Official checks outstanding                                   891,129         891,129           1,165,123         1,165,123
    Federal funds purchased and repurchase agreements            8,482,600        8,482,600                 -                 -
    Federal Home Loan Bank advances                              6,000,000        6,050,000                 -                 -

Financial Instruments with Off-balance Sheet Risks
    Commitments to extend credit                                28,229,000       28,229,000        18,431,819        18,431,819
    Standby letter of credit                                       452,000          452,000           234,063           234,063

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

         Following is condensed financial information of Greenville First Bancshares, Inc. (parent company only):


                                                 Condensed Balance Sheets
                                                                                                December 31,
                                                                                   ----------------------------------------
                                                                                         2001                  2000
                                                                                   ------------------   -------------------


Assets
Cash and cash equivalents                                                          $       385,388      $     1,235,733
Investment in Bank subsidiary                                                            9,075,193            8,239,247
                                                                                   ------------------   -------------------

         Total assets                                                              $     9,460,581      $     9,474,980
                                                                                   ==================   ===================

Liabilities and Shareholders' Equity
Accounts payable                                                                   $         1,162      $             -
Shareholders' equity                                                                     9,459,419            9,474,980
                                                                                   ------------------   -------------------

         Total liabilities and shareholders' equity                                $     9,460,581      $     9,474,980
                                                                                   ==================   ===================



                                            Condensed Statements of Operations

                                                                                             For the years ended
                                                                                                December 31,

                                                                                   ----------------------------------------
                                                                                            2001                  2000
                                                                                   ------------------   -------------------
Revenues

Interest income                                                                    $         49,655     $       116,205
Expenses

Other expenses                                                                               1,162                2,173
                                                                                   ------------------   -------------------
         Total expenses                                                                      1,162                2,173
                                                                                   ------------------   -------------------

Income before equity in undistributed
    net loss of Bank subsidiary                                                              48,493             114,032
Equity in undistributed net loss of Bank subsidiary                                        (167,671)           (775,585)
                                                                                   ------------------   -------------------
         Net loss                                                                  $       (119,178)     $     (661,553)
                                                                                   ==================   ===================




                                       46
                                                                     (Continued)

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION, Continued


                       Condensed Statements of Cash Flows

                                                                                            For the years ended
                                                                                               December 31,
                                                                                   --------------------------------------
                                                                                         2001                 2000
                                                                                   ------------------   ----------------

Operating Activities
    Net loss                                                                       $     (119,178)          $ (661,553)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
      Equity in undistributed net loss of
         Bank subsidiary                                                                  167,671              775,585
      (Decrease) increase in accounts payable                                               1,162              (29,322)
      Decrease in other assets                                                                  -              357,965
                                                                                   ------------------   ----------------
           Net cash provided by operating activities                                       49,655              442,675
                                                                                   ------------------   ----------------

Investing Activities
    Transfer of securities available for sale to bank subsidiary
                                                                                                -             8,317,872
                                                                                   ------------------   ----------------
           Net cash provided by investing activities                                            -             8,317,872
                                                                                   ------------------   ----------------
Financing Activities
    Investment in Bank subsidiary
                                                                                         (900,000)           (8,990,670)
                                                                                   ------------------   ----------------
           Net cash used in financing activities                                         (900,000)           (8,990,670)
                                                                                   ------------------   ----------------
           Net increase in cash and cash equivalents                                     (850,345)             (230,123)
      Cash and cash equivalents, beginning of year                                      1,235,733             1,465,856
                                                                                   ------------------   ----------------
      Cash and cash equivalents, end of year                                       $      385,388       $     1,235,733
                                                                                   ==================   ================



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         In response to this Item, this information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, this information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         In response to this Item, this information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

         In response to this Item, this information contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated herein by reference.

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

21       Subsidiaries of the Company


(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREENVILLE FIRST BANCSHARES, INC..


Date:   March  28, 2002            By:  /s/ R. Arthur Seaver, Jr.
       --------------------------       ----------------------------------
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


Signature                                            Title                              Date
---------                                            -----                              ----

/s/ James M. Austin
--------------------------------------------
James M. Austin, III                                 Chief Financial Officer,           March 28, 2002
                                                     Principal Financial and
                                                     Accounting Officer

/s/ Andrew B. Cajka
--------------------------------------------
Andrew B. Cajka                                      Director                           March 28, 2002


/s/ Mark A. Cothran
--------------------------------------------
Mark A. Cothran                                      Director                           March 28, 2002


_______________
------------------------------------
Leighton M. Cubbage                                  Director                           March 28, 2002


/s/ David G. Ellison
--------------------------------------------
David G. Ellison                                     Director                           March 28, 2002


/s/ Anne S. Ellefson
--------------------------------------------
Anne S. Ellefson                                     Director                           March 28, 2002







/s/ Tecumseh Hooper
--------------------------------------------
Tecumseh Hooper, Jr.                                 Director                           March 28, 2002


/s/ Rudolph G. Johnstone, III, M.D.
-------------------------------------------
Rudolph G. Johnstone, III, M.D.                      Director                           March 28, 2002


/s/ Keith J. Marrero
--------------------------------------------
Keith J. Marrero                                     Director                           March 28, 2002


/s/ James B. Orders
--------------------------------------------
James B. Orders, III                                 Director, Chairman                 March 28, 2002


/s/ William B. Sturgis
--------------------------------------------
William B. Sturgis                                   Director                           March 28, 2002


/s/ R. Arthur Seaver
--------------------------------------------
R. Arthur Seaver, Jr.                                Director, Chief Executive          March 28, 2002
                                                     Officer and President
                                                     (principal executive officer)

/s/ Fred Gilmer
--------------------------------------------
Fred Gilmer, Jr.                                     Director, Senior Vice-             March 28, 2002
                                                     President

                                  EXHIBIT INDEX

Exhibit
Number                     Description
--------                  -------------

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

21       Subsidiaries of the Company