Form 10QSB
period 2002-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2002-05-15
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from ________  to _________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                                  58-2459561

      (State of Incorporation)              (I.R.S. Employer Identification No.)

      112 Haywood Road
      Greenville, S.C.                                             29607
---------------------------------------------             ----------------------
      (Address of principal executive offices)                  (Zip Code)

                                  864-679-9000
                     --------------------------------------
                               (Telephone Number)

                                 Not Applicable
                        --------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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


1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of April 29, 2002

Transitional Small Business Disclosure Format (check one): YES  NO X
                                                                   --

                        GREENVILLE FIRST BANCSHARES, INC.

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,         December 31,
                                                                                       ------------------------------------
                                                                                             2002               2001
                                                                                       ----------------   -----------------
                                                                                         (Unaudited)           (Audited)
                                                Assets
    Cash and due from banks                                                                 $ 1,896,260       $ 2,882,115
    Federal funds sold                                                                        6,461,342           100,841
    Investment securities available for sale                                                 14,480,538        17,913,460
    Other investments, at cost                                                                  555,000           555,000
    Loans, net                                                                              108,360,600        95,339,621
    Accrued interest                                                                            534,225           840,448
    Property and equipment                                                                      863,518           890,761
    Real estate owned                                                                           362,987                 -
    Other assets                                                                                237,143            42,764
                                                                                      -----------------   ---------------
             Total assets                                                                  $133,751,613     $ 118,565,010
                                                                                      =================   ===============


                                      Liabilities and Shareholders' Equity

Liabilities
    Deposits                                                                               $119,066,042     $  92,700,010
    Official checks outstanding                                                               1,602,420           891,129
    Federal funds purchased and repurchase agreements                                                 -         8,482,600
    Federal Home Loan Bank advances                                                           3,000,000         6,000,000
    Accrued interest payable                                                                    488,875           748,091
    Accounts payable                                                                              4,944             6,058
    Accrued expenses                                                                            168,992           277,703
                                                                                      -----------------  ----------------
         Total liabilities                                                                  124,331,273       109,105,591
                                                                                      -----------------  ----------------

Commitments and contingencies

Shareholders' equity
    Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued
                                                                                                      -                 -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued                                                               11,500            11,500
    Additional paid-in capital                                                               10,635,200        10,635,200
    Accumulated other comprehensive income                                                       45,887           127,779
    Retained deficit                                                                         (1,272,247)       (1,315,060)
                                                                                      -----------------   ---------------
         Total shareholders' equity                                                           9,420,340         9,459,419
                                                                                      -----------------   ---------------
         Total liabilities and shareholders' equity                                      $  133,751,613    $  118,565,010
                                                                                      =================   ===============



See notes to consolidated financial statements that are an integral part of these consolidated statements.



                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           For the Three Months ended
                                                                                                     March 31,
                                                                                      --------------------------------------
                                                                                            2002                2001
                                                                                      ------------------  ------------------

Interest  income
    Loans                                                                              $      1,586,655        $ 1,130,976
    Investment securities                                                                       181,153            219,374
    Federal funds sold                                                                           22,550             62,185
                                                                                     ------------------  -----------------
         Total interest income                                                                1,790,358          1,412,535

Interest  expense
   Deposits                                                                                     769,597            800,497
   Borrowings                                                                                    76,583                  -
                                                                                     ------------------  -----------------
               Total interest expense                                                           846,180            800,497
                                                                                     ------------------  -----------------

           Net interest income before provision for loan losses                                 944,178            612,038
   Provision for loan losses                                                                    200,000            122,000
                                                                                     ------------------  -----------------
           Net interest income after provision for loan losses                                  744,178            490,038
                                                                                     ------------------  -----------------


Noninterest income
    Loan fee income                                                                              27,233             14,702
    Service fees on deposit accounts                                                             35,613             22,207
    Other income                                                                                 40,104              7,944
                                                                                     ------------------  -----------------
         Total noninterest income                                                               102,950             44,853
                                                                                     ------------------  -----------------

Noninterest expenses
    Salaries and benefits                                                                       431,523            326,734
    Professional fees                                                                            40,059             34,067
    Marketing                                                                                    24,398             21,804
    Insurance                                                                                    21,243             12,766
    Occupancy                                                                                   146,025            125,194
    Other outside services                                                                       93,899             44,239
    Telephone                                                                                     5,176              5,462
    Other                                                                                        41,992             42,861
                                                                                     ------------------  -----------------
         Total noninterest expenses                                                             804,315            613,127
                                                                                     ------------------  -----------------
         Loss before income taxes benefit                                                        42,813            (78,236)
Income tax benefit                                                                                    -                  -
                                                                                     ------------------  -----------------

Net income (loss)                                                                            $   42,813         $  (78,236)
                                                                                     ==================  =================

Basic and diluted income (loss) per common share                                             $      .04         $    (0.07)
                                                                                     ==================  =================


Weighted average common shares outstanding, basic and diluted                                 1,150,000          1,150,000
                                                                                     ==================  =================


See notes to consolidated financial statements that are an integral part of these consolidated statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                               Accumu-
                                                                                lated
                                                                                other                            Total
                                                              Additional       compre-                           share-
                                       Common stock             paid-in        hensive          Retained        holders'
                                   Shares        Amount          capital         income          deficit          equity
                                -----------  --------------  -------------- ---------------  ---------------  -------------
   December 31, 2000             1,150,000   $    11,500     $10,635,200    $       24,162   $  (1,195,882)  $  9,474,980

   Net loss                              -             -               -                 -         (78,236)       (78,236)

   Comprehensive loss,
   net of tax
     Unrealized holding gain
     on securities available
     for sale                            -               -              -           66,439               -          66,439
                                                                                                              -------------

   Comprehensive loss                    -               -              -                -               -         (11,797)
                                -----------  --------------  -------------- ---------------  ---------------  -------------

   March 31, 2001                1,150,000   $    11,500     $ 10,635,200   $       90,601   $  (1,274,118)  $   9,463,183
                                ===========  ==============  ============== ===============  ===============  =============

   December 31, 2001             1,150,000   $    11,500     $ 10,635,200    $     127,779    $  (1,315,060) $   9,459,419


   Net  income                           -             -                -                -           42,813         42,813
   Comprehensive loss, net of
   tax
      Change in unrealized
      holding gain on
      securities
      available for sale                 -              -               -          (81,892)               -        (81,892)
                                                                                                              ------------

   Comprehensive loss                    -              -               -                -                -
                                                                                                                   (39,079)
                                -----------  --------------  -------------- ---------------  ---------------  ------------

   March 31, 2002                1,150,000   $      11,500    $10,635,200    $      45,887   $   (1,272,247)   $ 9,420,340
                                ===========  ==============  ============== ===============  ===============  ============





    See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                            For the three months ended
                                                                                                     March 31,
                                                                                   ---------------------------------------
                                                                                          2002                2001
                                                                                   -----------------  --------------------

Operating activities
    Net income (loss)                                                              $          42,813     $      (78,236)
    Adjustments to reconcile net income (loss) to cash
      provided by (unused for) operating activities:
      Provision for loan losses                                                              200,000            122,000
      Depreciation and other amortization                                                     50,169             48,268
      Accretion and amortization of securities
         discounts and premium, net                                                           11,637            (21,495)
      Decrease (increase) in other assets, net                                               110,682            (61,953)
      Increase (decrease) in other liabilities, net                                          384,436           (642,535)
                                                                                   -----------------  -----------------
           Net cash provided by (used for) operating activities                              799,737           (633,951)
                                                                                             258,714          1,549,902
                                                                                   -----------------  -----------------

Investing activities
    Increase (decrease) in cash realized from:
      Origination of loans, net                                                          (13,582,804)        (6,815,618)
      Purchase of property and equipment                                                     (22,926)          (424,210)
      Purchase of securities available for sale                                           (6,000,000)        (8,109,200)
      Payments and maturity of securities
        available for sale                                                                 9,297,207          3,838,143
                                                                                   -----------------  -----------------
           Net cash used for investing activities
                                                                                         (10,308,523)       (11,510,885)
                                                                                   -----------------  -----------------

Financing activities
    Increase in deposits, net                                                             26,366,032         16,204,783
    Decrease in short-term borrowings                                                     (8,482,600)                 -
    Decrease in Federal Home Loan Bank advances                                           (3,000,000)                 -
                                                                                   -----------------  -----------------
           Net cash provided by financing activities                                      14,883,432         16,204,783
                                                                                   -----------------  -----------------

           Net increase in cash and cash equivalents                                       5,374,646          4,059,947


Cash and cash equivalents at beginning of  the year                                        2,982,956          4,851,372
                                                                                   -----------------  -----------------

Cash and cash equivalents at end of the year                                         $     8,357,602      $   8,911,319
                                                                                   =================  =================

Supplemental information
    Cash paid for
      Interest                                                                       $     1,105,396       $    733,461
                                                                                   =================  =================
      Income taxes                                                                                 -                  -
                                                                                   =================  =================

Supplemental schedule of non-cash transaction
    Foreclosure of  real estate                                                      $       362,987                  -
                                                                                   =================  =================

    Unrealized gain on securities, net of income taxes                               $       (81,892)        $   66,439
                                                                                   =================  =================

See notes to consolidated financial statements that are an integral part of these consolidated statements

                   GREENVILLE FIRST BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

Business activity and organization

         Greenville First Bancshares, Inc. (the "company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank, N.A (the "bank"). The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The bank began operations on January 10, 2000.

         Until January 10, 2000, the company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the bank, to commence business as a financial institution. The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-KSB (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Cash and Cash Equivalents

         For purposes of the Consolidated statement of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents". These assets have contractual maturities of less than three months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.



DISCUSSION OF FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning our future operations. We desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing ourselves of protections of such safe harbor with respect to all "forward-looking statements." We have used "forward-looking statements" to describe future plans and strategies including our expectations of our future financial results. Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to: changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securitites, and other interest-sensitive asssets and liabilities; the general economic climate in our market area, the State of South Carolina and the country as a whole; governmental monetary and fiscal policies; our ability to control costs and expenses; and our ability to offer competitive products and pricing, manage loan delinquency rates, and react to changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.


CRITICAL ACCOUNTING POLICIES

         We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

         Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carry value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on our carrying values of assets and liabilities and our results of operations.

         We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

GENERAL

         The following is a discussion of our financial condition as of March 31, 2002 and the results of operations for the three months ended March 31, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the Management's discussion section of this document

NATIONAL AND ECONOMIC EVENTS

         Nationally, during most of 2001 and the first three months of 2002, the United States experienced a slowing economy following a tenth year of expansion. During this period, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the first quarter of 2002, the Federal reserve did not adjust the Federal Funds rate.

         Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, many observers expect Congress to pass an economic stimulus plan. The Federal Reserve has taken a neutral position related to future interest rate changes. Most economists believe the Federal Reserve will began increasing interest rate in the second half of the 2002 year. No assurance can be given that the Federal Reserve will take such action. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

         We believes that the economic impact of the terrorist attacks of September 11, 2001 did not materially affect our operations. It is evident from recent economic data that the U.S. economy was affected significantly by these events. The extent and duration of the economic impact from the attacks are not predictable but could affect consumer confidence and the financial activities of retail and business customers. Prior to these events, many economists were predicting that the U.S. had been in a recession. Official economic data released in November 2001 confirms that the U.S. has been in a recession for several months and it is likely that recovery will not occur until sometime later in 2002 or beyond.

INCOME STATEMENT REVIEW

Net Interest Income

         Net interest income, the largest component of our income, was $944,178 for the three months ended March 31, 2002 compared to $612,038 for the same period in 2001, or an increase of 54.3%. The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

          Interest income for the first three months of 2002 was $1,790,358 and consisted of $1,586,655 on loans, $181,153 in investments and $22,550 on federal funds sold. Interest income for the same period in 2001 was $1,412,535 and included $1,130,976 on loans, $219,374 on investments and $62,185 on federal funds sold.

          Interest expense for the first quarter of 2002 was $846,180 and consisted of $769,597 related to deposits and $76,583 related to borrowings. Our interest expense of $800,497 during the first quarter of 2001 related soley to deposits. Our interest expense increased $45,683, or 5.7%, while our average deposits and borrowings increased from $59.7 million for the quarter ended March 31, 2001 to $115.0 million for the quarter ended March 31, 2002, an increase of 92.8%. The increase in our interst expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate envirnment.

         The following table sets forth, for the three months ended March 31, 2002 and 2001, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

===============================================================================================================
                         Average Balances, Income and Expenses, and Rates (in $000's)

                                                             For the three months ended March 31,
                                                         2002                                     2001
                                                         ----                                     ----
                                            Average     Income/     Yield/       Average     Income     Yield/
                                            Balance    Expense        Rate        Balance   Expense      Rate

  Federal funds sold                         $  5,000     $   22     1.78%       $   4,533   $    62       5.55%
  Investment securities                        13,353        181     5.50%          12,779       219       6.95%
  Loans                                       104,620      1,587     6.15%          50,906     1,131       9.01%
                                          ---------------------------------      ------------------------------
       Total earning-assets                  $122,973     $1,790     5.90%       $  68,218   $ 1,412       8.39%
                                          ---------------------------------      ------------------------------
  NOW accounts                               $ 19,870     $   48      .98%       $  10,774   $    57       2.15%
  Savings & money market                       22,299         94     1.71%          15,193       194       5.18%
  Time deposits                                62,534        628     4.07%          33,706       549       6.61%
                                          ---------------------------------      ------------------------------
       Total interest-bearing deposits        104,703        770     2.98%          59,673       800       5.44%
  FHLB advances                                 5,867         49     3.39%               -         -          -%
  Other borrowings                              4,465         27     2.45%               -         -          -%
                                          ---------------------------------      ------------------------------
       Total interest-bearing liabilities    $115,035     $  846     2.98%       $  59,673   $   800       5.44%
                                          ---------------------------------      ------------------------------
  Net interest spread                                                2.92%                                 2.95%
  Net interest income/margin                              $  944     3.11%                   $   612       3.64%
===============================================================================================================


         Our net interest spread was 2.92% for the three months ended March 31, 2002 as compared to 2.95% for the three months ended March 31, 2001. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the period ended March 31, 2002 was 3.11% as compared to 3.64% for the three months ended March 31, 2001. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Our net interest margin decrease because our assets repriced downward faster than our liabilities.

         In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions

Rate/Volume Analysis

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. Changes that are not solely attributable to either volume, rate or rate/volume have been allocated to each category on a prorated basis.

=========================================================================================================
                                                                     Change Related to
Three months ended March 31, 2002
     (Dollars in Thousands)
=========================================================================================================
                                                     Volume         Rate         Rate/       Net Change
                                                                                 Volume

  EARNING ASSETS:
  Federal funds sold                               $         2          (38)           (4)   $       (40)
  Investment securities                                     10          (46)           (2)           (38)
  Loans                                                  1,193         (359)         (379)           455
                                                   ------------ ------------- ------------- -------------
       Total earning assets                        $     1,205         (443)         (385)   $       377
                                                   ------------ ------------- ------------- -------------

  INTEREST BEARING LIABILITIES
  Deposits                                         $       604         (361)         (273)   $      (30)
  FHLB advance                                              49            -             -            49
  Other borrowings                                          27            -             -            27
                                                   ------------ ------------- ------------- -------------
        Total interest bearing liabilities                 680         (361)         (273)           46
                                                   ------------ ------------- ------------- -------------

        Net interest income                        $       525          (82)         (112)   $      331
                                                   ------------ ------------- ------------- -------------

=========================================================================================================


         As the above table demonstarates, the change in our net interest income is primarily due to the increase in our assets and liabilities. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last twelve months.

Provision for Loan Losses

         Included in the results of operations for the quarters ended March 31, 2002 and 2001 is a non-cash expense of $200,000 and $122,000, respectively related to the provision for loan losses. The loan loss reserve was $1,388,126 at March 31, 2002 and $1,192,247 at December 31, 2001. The allowance for loan losses as a percentage of gross loans was 1.26% at March 31, 2002 and 1.24% at December 31, 2001. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under "Provision and Allowance for Loan Losses." For the three months ended March 31, 2002, we reported net charge-offs of $4,121. All of the charge-offs in 2002 related to credit lines associated with customer checking accounts. There were no loans charged off during the three months ended March 31, 2001.

Noninterest Income and Expenses

         Noninterest income in the first quarter of 2002 was $102,950, an increase of 130% over noninterest income of $44,853 in the first quarter of 2001. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $804,315 for the three months ended March 31, 2002 compared to $613,127 for the same period in 2001. The $191,188 additional general and administrative expenses resulted primarily from the move into our new main office building and the additional staff hired to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits in first quarter 2002 were $431,523, or an increase of $104,789. Salaries and benefits represented 53.7% of the total noninterest expense. Salaries and benefits in first quarter 2001 were $326,734. All other expenses increased only $86,399. This increase relates primarily to $49,660 additional cost for outside services and $20,831 of additional occupancy expenses. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The primary reason for the increase in occupancy cost is that the bank incurred only two months of the higher occupancy costs in the first quarter of 2001 associated with the new main office building.


BALANCE SHEET REVIEW

General

         At March 31, 2002, we had total assets of $133.8 million, consisting principally of $108.4 million in loans, $21.5 million in investments and $1.9 million in cash and due from banks. Liabilities at March 31, 2002 totaled $124.3 million, consisting principally of $119.0 million in deposits and $3.0 million in FHLB advances. At March 31, 2002, shareholders' equity was $9.4 million.

Investments

         At March 31, 2002, the $21.5 million of investment securities portfolio represented approximately 16.1% of our total assets. We were invested in U.S. Government agency securities, mortgage-backed securities and federal funds with a fair value of $21.5 million and an amortized cost of $21.4 for an unrealized gain of $69,526.

         Contractual maturities and yields on our investments (all available for sale) at March 31, 2002 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on the comparison of investment securities coupon rates and the market interest rate as of March 31, 2002, the bank anticipates that between $4.0 million and $10.0 million may be called during the twelve months ending March 31, 2003.

===========================================================================================================
                                        After one but
                      Within              Within five               Over
                     one year   Yield       Years         Yield   Five years   Yield      Total      Yield
                     --------   -----   -------------     -----   ----------   -----     ------     ------
U.S.Government          ---       ---   $      7,656       4.31%  $ 6,694      5.68% $   14,350      4.95%
    agencies
  Mortgage-backed
    securities          ---       ---            131       3.96%      ---       ---         131      3.96%
                    --------------------- -----------------------  ------------------ ---------------------
   Total                ---       ---   $      7,787       4.29% $   6,694     5.68% $    14,481     4.94%
                    ===================== ======================= =================== =====================

===========================================================================================================


         At March 31, 2002, the $6.5 million of short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets at March 31, 2002, as compared to $100,841 or .1% of total assets at December 31, 2001.

Loans

         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the three months ended March 31, 2002 and 2001 were $104.6 million and $50.9 million, respectively. Total loans outstanding at March 31, 2002 and December 31, 2001 were $109.7 million and $96.5 million, respectively, before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio:

==================================================================================================
                                              March 31, 2002                December 31, 2001
                                        Amount         % of Total      Amount           % of Total
                                       -------        ----------       -------          ----------
Real estate:
  Commercial
   Owner occupied                   $ 18,666,767           17.01%   $      16,532,696      17.13%
   Non-owner occupied                 28,105,095           25.61%          22,813,424      23.63%
   Construction                        8,005,208            7.29%           8,292,228       8.59%
                                   -------------- ---------------- -------------------- ----------
                                      54,777,070           49.91%          47,638,348      49.35%
                                   -------------- ---------------- -------------------- ----------
  Consumer
    Residential                       13,062,021           11.91%          12,898,543      13.36%
    Home Equity                       11,744,975           10.70%           8,937,054       9.26%
    Construction                       4,918,607            4.48%           3,972,206       4.11%
                                   -------------- ---------------- -------------------- ----------
                                      29,725,603           27.09%          25,807,803      26.73%
                                   -------------- --------------- -------------------- -----------

      Total real-estate               84,502,673           77.00%          73,446,151      76.08%
Commercial business                   22,419,412           20.43%          20,529,004      21.27%
Consumer-other                         3,142,543            2.86%           2,812,703       2.91%
Deferred origination fees, net          (315,902)           (.29%)           (255,990)      (.26%)
                                   -------------- ---------------  ------------------- -----------
                                     109,748,726          100.00%          96,531,868      100.00%
                                                  ===============                      ===========

Less allowance for loan
  Losses                              (1,388,126)                          (1,192,247)
                                   --------------                  --------------------
      Total loans, net              $108,360,600                 $         95,339,621
                                   ==============                  ====================


         The principal component of our loan portfolio at March 31, 2002 and at December 31, 2001 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Provision and Allowance for Loan Losses
         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

         We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as component of the provision for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

         Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In additiona, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

         We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have engaged an independent consultant to review the loan files on a test basis, to verify that the lenders have properly graded each loan. Due to our limited operating history, the provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk as compared to banks of similar size and maturity.

         At March 31, 2002 and at December 31, 2001, the allowance for loan losses was $1.4 million and $1.2 million, respectively, or 1.26% of outstanding loans at March 31, 2002 and 1.24% at December 31, 2001, respectively. During the three months ended March 31, 2002, we charged off loans of $4,121. There were no loans charged off during the three months ended March 31, 2001.

         At March 31, 2002, nonaccrual loans represented .47% of total loans. We had one commercial business loan of approximately $510,000 thousand that was on nonaccrual status. We classified this loan and put it on non-accrual status during the first quarter of 2002. There was only one loan on nonaccrual status at December 31, 2001. During the first quarter of 2002, the bank obtained ownership through foreclosure procedures on the residental construction loan that was on nonaccrual status at December 31, 2001. At March 31, 2002, the bank carried this asset as real estate owned with a carrying value of approximately $363,000. The bank is in the process of completing the construction of this home. The bank carries all real estate acquired through foreclosure at the lower of cost or market value.

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

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at March 31, 2002 (dollars in thousands):

        ============================================================================================
                                                     After one but
                                         One year      Within five        After
                                          or less         Years         five years      Total
                                         --------    -------------     -----------     -------
          Commercial                      $  10,795   $      11,398   $        172  $   22,365
          Real estate - construction          6,146           4,686          2,025      12,857
          Real estate-  mortgage             10,539          58,479          2,385      71,403
          Consumer and other                  1,561           1,349            214       3,124
                                           --------     -----------    -----------   ---------
              Total loans                 $  29,041    $     75,912     $    4,796  $  109,749
                                           ========     ===========    ===========   =========

          Loans maturing after one year with:
            Fixed interest rates                                                     $  25,197
            Floating interest rates                                                  $  55,511
        ============================================================================================

Deposits and Other Interest-Bearing Liabilities

         Our primary sources of funds for loans and investments are our deposits, advances from the FHLB, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. We believe that conditions in 2002 were favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during 2002.

         The following is a table of deposits by category (dollars in thousands):

===========================================================================================================

                                                        March 31, 2002                 December 31, 2001
                                                        --------------                 -----------------

  Demand deposit accounts                        $     7,863         6.61%        $     7,729        8.34%
  NOW accounts                                        16,648        13.98%              8,295        8.95%
  Money market accounts                               21,422        17.99%             24,139       26.04%
  Savings accounts                                       289          .24%                255         .27%
  Time deposits less than $100,000                    33,457        28.10%             31,900       34.41%
  Time deposits of $100,000 or more                   39,387        33.08%             20,382       21.99%
                                                  ----------- -------------        -----------  -----------
     Total deposits                              $   119,066       100.00%        $    92,700      100.00%
                                                  =========== =============        ===========  ===========
===========================================================================================================

         Core deposits, which traditional exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $79.7 million and $72.3 million at March 31, 2002 and December 31, 2001, respectively. Our loan-to-deposit ratio was 91.0% and 103% at March 31, 2002 and December 31, 2001, respectively.

         The significant portion of the increase in time deposits over $100,000 relates to deposits that were obtained outside of the local market. The maturites on these deposits range from three months to five years. These deposits were obtained at rates that were either comparable or lower than rates paid in the local market. The long term CDs were obtained to "lock in" long term funding at low interest rates. The short-term deposits were used to fund a significant increase in loan demand. The Bank does not plan to renew the short-term deposits.

         The maturity distribution of our time deposits of $100,000 or more is as follows:
                    ===========================================================
                                        March 31, 2002       December 31, 2001
                                                (Dollars in thousands)

     Three months or less                   $      3,006     $      7,929
     Over three through twelve months             25,935            8,703
     Over twelve months                           10,446            3,750
                                       ------------------ ----------------
     Total                                  $     39,387     $     20,382
                                       ================== ================

                   ===========================================================
Borrowings

         At March 31, 2002 the bank had $3.0 million of advances from the FHLB of Atlanta. These advances are secured with approximately $9.0 million of first mortgage loans, investment securities and stock in the FHLB. The advance of $3.0 million with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

             At March 31, 2002 the bank had an unused $2.8 million of federal funds line of credit. This line of credit is unsecured and bears interest at the daily rate of federal funds plus 25 basis points (5.00% at March 31, 2002). At March 31, 2002, the bank also had an unused $10.0 million line of credit with a brokerage firm, secured by $10.0 million of investment securities. This line of credit bears market interest rates based on the maturities of the various repurchase agreements.


CAPITAL RESOURCES

         Total shareholders' equity amounted to $9.4 million at March 31, 2002 and $9.5 million at December 31, 2001. The decrease during the three months ended March 31, 2002 resulted from $81,892 reduction in the unrealized gains on investment securities, partly offset by $42,813 net income.

           The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since our inception, we have not paid cash dividends.

                   ===========================================================

                                              March 31, 2002    March 31, 2001

                     Return on average assets        .03%         - .11%

                     Return on average equity        .45%         - .83%

                     Equity to assets ratio         7.34%         12.95%

                   ===========================================================

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

         The following table sets forth the company's and the bank's various capital ratios at March 31, 2002 and December 31, 2001. At March 31, 2002 and December 31, 2001, we both were in compliance with each of the applicable regulatory capital requirements and were considered to be "well capitalized" at the bank level.

       =========================================================================
                                       March 31, 2002        December 31, 2001

                                        The        The        The         The
                                      company      bank     company       bank
                                      -------      ----     -------       ----

         Total risk-based capital     10.3%       10.3%       10.4%       10.1%

         Tier 1 risk-based capital     9.0%        9.0%        9.2%        8.9%

         Leverage capital              7.4%        7.4%        8.2%        8.2%

       =========================================================================

         Our objective is to maintain the capital levels such that the bank will continue to be considered well capitalized. The company has received loan commitment letters whereby the loan proceeds can be used by the company to increase the bank's capital position. Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past two years. As of March 31, 2002, there were no significant firm commitments outstanding for capital expenditures.


EFFECT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles in the United States of America.

         Unlike most industrial companies, the assets and liabilities of financial institutions such as our company and bank are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

OFF-BALANCE SHEET RISK

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2002, unfunded commitments to extend credit were $28.0 million, of which approximately $4.7 million is at fixed rates and $23.3 million is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

           At March 31, 2002, there was a $447,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

         Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business. We actively monitor and manage our interest rate risk exposure.

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

         Because approximately 71% of our loans were variable rate loans at March 31, 2002, we are currently asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         At March 31, 2002 and December 31, 2001, our liquid assets, consisting of cash, due from banks and federal funds sold, amounted to $8.4 million and $3.0 million, representing 6.25% and 2.51% of total assets, respectively. Investment securities at March 31, 2002 and December 31, 2001 amounted to $15.0 million and $18.5 million, representing 11.24% and 15.58% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans, maturity of investment securities, and generation of deposits. During the fourth quarter of 2001, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. During the first quarter of 2002, the bank has increased its net liquidity position by approximately $22 million. This resulted primarily from increases in deposits, sales of participations in loan originations, and identification of additional qualifying collateral that was pledged to the FHLB that allows for additional borrowing capacity. The bank is a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires securities, qualifying single family mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity at March 31, 2002 that is currently available from the FHLB based on the amount of collateral pledged is approximately $6.5 million. In addition, the bank maintains a federal funds purchased lines of credit with a correspondent bank in the amount of $2.8 million. We have also obtained a $10.0 million line of credit that is available from a broker firm that holds $10.0 million of investment securities as collateral. As of March 31, 2002, both of the lines of credit were unused.

         We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our liquidity needs for the foreseeable future.

         Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. The bank's asset/liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the bank and meets at least quarterly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank's interest sensitive assets and liabilities within Board-approved limits.

         The following table presents our rate sensitivity at each of the time intervals indicated as of March 31, 2002. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

==========================================================================================================
                               Within     After three but       After one but        After
                                three      within twelve         within five         five
                               months          months               years            years      Total
                               ------          ------               -----            -----     --------
                                                               (Dollars in thousands)
  Interest-earning assets:

   Federal funds sold         $      6,461   $         -       $            -      $       -   $   6,461

   Investment securities               131         5,645                8,705              -      14,481

   Loans                            78,250         3,011               27,722          1,080     110,063
                               ------------   ---------------   -----------------   ---------- ---------

   Total earning assets       $     84,842   $     8,656       $       36,427      $   1,080   $ 131,005
                               ------------   ---------------   -----------------   ---------- ---------

 Interest-bearing
liabilities:

   Money market and NOW       $     37,946   $         -       $           -       $       -   $  37,946

   Regular savings                     289             -                   -               -         289

   Time deposits                    10,382        42,263              20,325               -      72,970

   Federal funds purchased               -             -                   -               -           -

   Repurchase Agreements                 -             -                   -               -           -

   FHLB advances                         -             -                   -           3,000       3,000
                               ------------   ---------------   -----------------   ---------- ----------
  Total interest-bearing
    liabilities               $     48,617   $    42,263       $       20,325      $   3,000   $ 114,205


  Period gap                  $     36,225   $   (33,607)      $       16,102      $  (1,920)  $  16,800
  Cumulative gap              $     36,225   $     2,618       $       18,720      $  16,800   $  16,800

  Ratio of cumulative gap to
    total earning assets              27.7%          2.0%                14.3%          12.8%

===========================================================================================================

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

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

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





                                      GREENVILLE FIRST BANCSHARES, INC.



Date: May 13, 2002
                                      /s/ R. Arthur Seaver,Jr.
                                      ------------------------------------------
                                      R. Arthur Seaver, Jr.
                                      Chief Executive Officer



                                     /s/ James M. Austin,  III
                                      ------------------------------------------
                                      James M. Austin, III
                                      Chief Financial Officer