Form 10QSB
period 2002-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2002-08-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             South Carolina                         58-2459561
       -------------------------      -----------------------------------------
       (State of Incorporation)       (I.R.S. Employer Identification No.)

       112 Haywood Road
       Greenville, S.C.                                           29607
     -----------------------------------------           ----------------------
       (Address of principal executive offices)                (Zip Code)

                                  864-679-9000
                         ------------------------------
                               (Telephone Number)

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

      1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of August 9, 2002.

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

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,         December 31,
                                                                                     -------------------------------------
                                                                                           2002                2001
                                                                                     -----------------   -----------------
                                                                                       (Unaudited)            (Audited)
                                                          Assets
    Cash and due from banks                                                                 $ 3,749,807    $ 2,882,115
    Federal funds sold                                                                          842,446        100,841
    Investment securities available for sale                                                 15,431,865     17,913,460
    Other investments, at cost                                                                  555,000        555,000
    Loans, net                                                                              122,237,565     95,339,621
    Accrued interest                                                                            730,226        840,448
    Property and equipment                                                                      843,127        890,761
    Real estate owned                                                                           384,389              -
    Other assets                                                                                205,353         42,764
                                                                                      -----------------   ------------
             Total assets                                                                  $144,979,778   $118,565,010
                                                                                      =================   ============

                                           Liabilities and Shareholders' Equity

Liabilities
    Deposits                                                                               $123,734,695   $ 92,700,010
    Official checks outstanding                                                                 676,177        891,129
    Federal funds purchased and repurchase agreements                                         6,075,000      8,482,600
    Federal Home Loan Bank advances                                                           3,000,000      6,000,000
    Long-term note payable                                                                    1,000,000              -
    Accrued interest payable                                                                    604,979        748,091
    Accounts payable                                                                                  -          6,058
    Accrued expenses                                                                            253,906        277,703
                                                                                      -----------------   ------------
         Total liabilities                                                                  135,344,757    109,105,591
                                                                                      -----------------   ------------


Commitments and contingencies

Shareholders' equity
    Preferred stock, par value $.01 per share, 10,000,000 shares
      authorized, no shares issued                                                                    -              -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued                                                               11,500         11,500
    Additional paid-in capital                                                               10,635,200     10,635,200
    Accumulated other comprehensive income                                                      139,442        127,779
    Retained deficit                                                                         (1,151,121)    (1,315,060)
                                                                                      -----------------   ------------
         Total shareholders' equity                                                           9,635,021      9,459,419
                                                                                      -----------------   ------------
         Total liabilities and shareholders' equity                                       $ 144,979,778   $118,565,010
                                                                                      =================   ============


    See notes to consolidated financial statements that are an integral part of these consolidated statements.

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           For the Three Months ended
                                                                                                     June 30,
                                                                                      --------------------------------------
                                                                                            2002                2001
                                                                                      ------------------  ------------------

Interest  income
    Loans                                                                                  $  1,734,959     $    1,214,829
    Investment securities                                                                       188,250            243,373
    Federal funds sold                                                                           13,511             54,577
                                                                                      -----------------   ----------------
            Total interest income                                                             1,936,720          1,512,779

Interest  expense
   Deposits                                                                                     841,523            834,746
   Borrowings                                                                                    43,097                  -
                                                                                      -----------------   ----------------
                Total interest expense                                                          884,620            834,746
                                                                                      -----------------   ----------------

           Net interest income before provision for loan losses                               1,052,100            678,033
   Provision for loan losses                                                                    220,000            128,000
                                                                                      -----------------   ----------------
           Net interest income after provision for loan losses                                  832,100            550,033
                                                                                      -----------------   ----------------

Noninterest income
    Loan fee income                                                                              27,212             21,065
    Service fees on deposit accounts                                                             45,821             18,796
    Other income                                                                                 48,781             20,165
                                                                                      -----------------   ----------------
            Total noninterest income                                                            121,814             60,026
                                                                                      -----------------   ----------------

Noninterest expenses
    Salaries and benefits                                                                       430,024            366,818
    Professional fees                                                                            43,141             26,627
    Marketing                                                                                    37,786             29,571
    Insurance                                                                                    21,791             13,444
    Occupancy                                                                                   145,708            130,708
    Other outside services                                                                      109,628             63,939
    Telephone                                                                                     6,554              4,861
    Other                                                                                        38,156             33,553
                                                                                      -----------------   ----------------
            Total noninterest expenses                                                          832,788            669,521
                                                                                      -----------------   ----------------
            Income (loss) before income taxes                                                   121,126            (59,462)

Income tax                                                                                            -                  -
                                                                                      -----------------   ----------------
Net income (loss)                                                                            $  121,126         $  (59,462)
                                                                                      =================   ================

Income (loss) per common share:
    Basic                                                                                    $      .11         $     (.05)
                                                                                      =================   ================
    Diluted                                                                                  $      .10         $     (.05)
                                                                                      =================   ================

Weighted average common shares outstanding:

    Basic                                                                                     1,150,000          1,150,000
                                                                                      =================   ================
    Diluted                                                                                   1,162,398          1,150,000
                                                                                      =================   ================

    See notes to consolidated financial statements that are an integral part of these consolidated statements.

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                            For the Six Months ended
                                                                                                     June 30,
                                                                                      --------------------------------------
                                                                                            2002                2001
                                                                                      ------------------  ------------------


Interest  income
    Loans                                                                               $     3,321,614     $    2,345,805
    Investment securities                                                                       369,403            462,747
    Federal funds sold                                                                           36,061            116,762
                                                                                      -----------------   ----------------
            Total interest income                                                             3,727,078          2,925,314
Interest expense
   Deposits                                                                                   1,611,120          1,635,243
   Borrowings                                                                                   119,680                  -
                                                                                      -----------------   ----------------
            Total interest expense                                                            1,730,800          1,635,243
                                                                                      -----------------   ----------------


           Net interest income before provision for loan losses                               1,996,278          1,290,071
   Provision for loan losses                                                                    420,000            250,000
                                                                                      -----------------   ----------------
           Net interest income after provision for loan losses                                1,576,278          1,040,071
                                                                                      -----------------   ----------------

Noninterest income
    Loan fee income                                                                              54,445             35,767
    Service fees on deposit accounts                                                             81,434             41,003
    Other income                                                                                 88,885             28,109
                                                                                      -----------------   ----------------
            Total noninterest income                                                            224,764            104,879
                                                                                      -----------------   ----------------

Noninterest expenses
    Salaries and benefits                                                                       861,547            693,552
    Professional fees                                                                            83,200             60,694
    Marketing                                                                                    62,184             51,375
    Insurance                                                                                    43,034             26,210
    Occupancy                                                                                   291,733            255,902
    Other outside services                                                                      203,527            108,178
    Telephone                                                                                    11,730             10,323
    Other                                                                                        80,148             76,414
                                                                                      -----------------   ----------------
            Total noninterest expenses                                                        1,637,103          1,282,648
                                                                                      -----------------   ----------------

            Income (loss) before income taxes                                                   163,939           (137,698)

Income tax                                                                                            -                  -
                                                                                      -----------------   ----------------
Net income (loss)                                                                            $  163,939         $ (137,698)
                                                                                      =================   ================

Income (loss) per common share:
    Basic                                                                                      $    .14           $   (.12)
                                                                                      =================   ================
    Diluted                                                                                    $    .14           $   (.12)
                                                                                      =================   ================

Weighted average common shares outstanding:

    Basic                                                                                     1,150,000          1,150,000
                                                                                      =================   ================
    Diluted                                                                                   1,156,199          1,150,000
                                                                                      =================   ================


    See notes to consolidated financial statements that are an integral part of these consolidated statements.


                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                                                               Accumu-
                                                                                lated
                                                                                other                            Total
                                                              Additional       compre-                           share-
                                       Common stock             paid-in        hensive          Retained        holders'
                                   Shares        Amount          capital         income          deficit          equity
                                -----------  --------------  -------------- ---------------  ---------------  -------------

   December 31, 2000             1,150,000   $    11,500     $10,635,200    $      24,162    $  (1,195,882)  $  9,474,980

   Net loss                              -             -               -                -         (137,698)      (137,698)

   Comprehensive loss,
   net of tax
     Unrealized holding gain
     on securities available
     for sale                            -              -              -           66,097               -          66,097
                                                                                                             ------------
   Comprehensive loss                    -              -              -                -               -         (71,601)
                                ----------  -------------  -------------  ---------------  --------------    ------------
   June 30, 2001                 1,150,000   $     11,500   $ 10,635,200   $       90,259   $  (1,333,580)   $  9,403,379
                                ==========  =============  =============  ===============  ==============    ============

   December 31, 2001             1,150,000   $     11,500   $ 10,635,200   $      127,779   $  (1,315,060)   $  9,459,419


   Net  income                           -              -              -                -         163,939         163,939
   Comprehensive loss, net of
   tax
      Change in unrealized
      holding gain on
      securities
      available for sale                 -              -              -           11,663               -          11,663
                                                                                                             ------------

   Comprehensive loss                    -              -              -                -               -         175,602
                                ----------  -------------  -------------  ---------------  --------------    ------------
   June 30, 2002                 1,150,000   $     11,500    $10,635,200  $       139,442     $(1,151,121)   $  9,635,021
                                ==========  =============  =============  ===============  ==============    ============


    See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                   --------------------------------------------
                                                                                          2002                    2001
                                                                                   --------------------   ---------------------
Operating activities
    Net income (loss)                                                                   $ 163,939          $   (137,698)
    Adjustments to reconcile net income (loss) to cash
      provided by (unused for) operating activities:
      Provision for loan losses                                                          420,000                250,000
      Depreciation and other amortization                                                101,369                 96,892
      Accretion and amortization of securities
         discounts and premium, net                                                       17,017                (40,809)
      Decrease (increase) in other assets, net                                           (73,769)              (145,508)
      Increase (decrease) in other liabilities, net                                     (395,425)              (500,089)
                                                                                 ---------------          -------------
           Net cash provided by (used for) operating activities
                                                                                         233,131               (477,212)
                                                                                         258,714              1,549,902
                                                                                 ---------------          -------------
Investing activities
    Increase (decrease) in cash realized from:
      Origination of loans, net                                                      (27,680,931)            (18,931,892)
      Purchase of property and equipment                                                 (53,736)               (455,863)
      Purchase of securities available for sale                                       (7,007,887)            (10,154,200)
      Payments and maturity of securities
         available for sale                                                            9,491,635               5,720,915
                                                                                 ---------------           -------------
           Net cash used for investing activities
                                                                                     (25,250,919)            (23,497,802)
                                                                                 ---------------           -------------

Financing activities
    Increase in deposits, net                                                         31,034,685              23,068,837
    Decrease in short-term borrowings                                                 (2,407,600)                      -
    Increase in other borrowings                                                       1,000,000                       -
    Decrease in Federal Home Loan Bank advances                                       (3,000,000)                      -
                                                                                 ---------------           -------------
           Net cash provided by financing activities                                  26,627,085              23,068,837
                                                                                 ---------------           -------------

           Net increase in cash and cash equivalents                                   1,609,297              (1,229,415)

Cash and cash equivalents at beginning of  the year                                    2,982,956               4,851,372
                                                                                 ---------------           -------------

Cash and cash equivalents at end of the year                                        $  4,592,253             $ 3,621,957
                                                                                 ===============           =============
Supplemental information
    Cash paid for
      Interest                                                                      $  1,873,912             $ 1,490,978
                                                                                 ===============           =============
      Income taxes                                                                             -                      -
                                                                                 ===============           =============
Supplemental schedule of non-cash transaction
    Foreclosure of  real estate                                                     $    362,987                      -
                                                                                 ===============           =============
    Unrealized gain on securities, net of income taxes                              $     11,663              $   66,097
                                                                                 ===============           =============

See notes to consolidated financial statements that are an integral part of these consolidated statements

                   GREENVILLE FIRST BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

Business activity and organization

         Greenville First Bancshares, Inc. (the "company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank, N.A., (the "bank"). The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The bank began operations on January 10, 2000.

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

Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-KSB (Registration Number 333-83851) as filed with and declared effective by the Securities and Exchange Commission.

Cash and Cash Equivalents

         For purposes of the Consolidated statement of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents". These assets have contractual maturities of less than three months.

Note 2 - Long-term Note Payable

         At June 30, 2002 the Company had a $1.5 million revolving line of credit with another bank with a maturity of May 17, 2004. At June 30, 2002 the company had outstanding $1.0 million. The Company used $875,000 of the proceeds to increase its investment in the Bank. The remaining $125,000 was used to establish a $125,000 escrow fund to be used to pay interest payments. The line of credit bears interest at a rate of prime minus 1.25%, which at June 30, 2002 was 3.50%. The Company has pledged the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of June 30, 2002 the Company was in compliance with all covenants.

Note 3 - Earnings per Share

         The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2002. Dilutive common shares arise from the potentially dilutive effect of Greenville Bancshares, Inc.'s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. As a result of the losses for the three months and six months ended June 30, 2001, all stock options and warrants were considered to be anti-dilutive. Therefore, the weighted average number of common shares outstanding for both basic and diluted net loss per common share for the three months and six months ended June 30, 2001 are the same.


=============================================================================================================

                                                               Three Month Ended             Six Month Ended
                                                                   June 30, 2002              June 30, 2002

Basic Earnings Per Share
  Average common shares                                                1,150,000                   1,150,000
  Net income                                                            $121,126                    $163,939
  Earnings per share                                                        $.11                        $.14

Diluted Earnings Per Share
  Average common shares outstanding                                    1,150,000                   1,150,000
  Average dilutive common shares                                          12,398                       6,199
                                                                     ------------               -------------
  Adjusted average common shares                                       1,162,398                  1,156,1998
  Net income                                                            $121,126                    $163,939
  Earnings per share                                                        $.10                        $.14

=============================================================================================================

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         -----------------------------------------------------------------------



DISCUSSION OF FORWARD-LOOKING STATEMENTS

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Greenville First Bank, N.A., during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

   o     the effects of future economic conditions;
   o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
   o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
   o     our ability to control costs, expenses, and loan delinquency rates; and
   o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

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

         Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on our carrying values of assets and liabilities and our results of operations.

         We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

GENERAL

         The following is a discussion of our financial condition as of June 30, 2002 and the results of operations for the three months and six months ended June 30, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the Management's discussion section of this document

NATIONAL AND ECONOMIC EVENTS

         Nationally, during most of 2001 and the first three months of 2002, the United States experienced a slowing economy following a tenth year of expansion. During this period, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the first two quarters of 2002, the Federal Reserve did not adjust the Federal Funds rate.

         Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, many observers expect Congress to pass an economic stimulus plan. The Federal Reserve has taken a neutral position related to future interest rate changes. Many economists believe the Federal Reserve will begin increasing interest rate in the first half of the 2003 year. No assurance can be given that the Federal Reserve will take such action. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

         We believe that the economic impact of the terrorist attacks of September 11, 2001 did not materially affect our operations. It is evident from recent economic data that the U.S. economy was affected significantly by these events. The extent and duration of the economic impact from the attacks are not predictable but could affect consumer confidence and the financial activities of retail and business customers. Prior to these events, many economists were predicting that the U.S. had been in a recession. Official economic data released in November 2001 confirms that the U.S. has been in a recession for several months and it is likely that recovery will not occur until sometime later in 2002 or beyond.

INCOME STATEMENT REVIEW

Comparison of the three months ended June 30, 2002 and the three months ended June 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $1,052,100 for the three months ended June 30, 2002 compared to $678,033 for the same period in 2001, or an increase of 55.2%. The level of net interest income is determined by the balances of earning assets and the managing of the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

          Interest income for the second quarter of 2002 was $1,936,720 and consisted of $1,734,959 on loans, $188,250 in investments and $13,511 on federal funds sold. Interest income for the same period in 2001 was $1,512,779 and included $1,214,829 on loans, $243,373 on investments and $54,577 on federal funds sold.

          Interest expense for the second quarter of 2002 was $884,620 and consisted of $841,523 related to deposits and $43,097 related to borrowings. Our interest expense of $834,746 during the second quarter of 2001 related solely to deposits. Our interest expense increased $49,874, or 6.0%, while our average deposits and borrowings increased from $56.1 million for the quarter ended June 30, 2001 to $127.1 million for the quarter ended June 30, 2002, an increase of 79.1%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

         The following table sets forth, for the three months ended June 30, 2002 and 2001, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

===============================================================================================================

                         Average Balances, Income and Expenses, and Rates (in $000's)

                                                              For the three months ended June 30,

                                                         2002                                     2001

                                            Average     Income/                  Average     Income     Yield/
                                            Balance    Expense        Rate       Balance    Expense      Rate
                                            -------    --------       ----       --------   -------     -----
  Federal funds sold                         $  3,220    $    14     1.74%      $ 4,533   $      55     4.87%
  Investment securities                        15,435        188     4.89%       14,534         243     6.71%
  Loans                                       114,706      1,735     6.07%       58,527       1,215     8.33%
                                          ---------------------------------      ------------------------------
       Total earning-assets                  $133,361    $ 1,937     5.83%      $77,594   $   1,513     7.82%
                                          ---------------------------------      ------------------------------
  NOW accounts                               $ 29,181    $    95     1.31%      $12,197   $      50     1.64%
  Savings & money market                       22,294         93     1.67%       18,025         174     3.87%
  Time deposits                                71,248        654     3.68%       40,767         611     6.01%
                                          ---------------------------------      ------------------------------
       Total interest-bearing deposits        122,723        842     2.75%       70,989         835     4.72%
  FHLB advances                                 3,000         36     4.81%            -           -        -%
  Other borrowings                              1,387          7     2.02%            -           -        -%
                                          ---------------------------------      ------------------------------
       Total interest-bearing liabilities    $127,110    $   885     2.79%      $70,989   $     835     4.72%
                                          ---------------------------------      ------------------------------
  Net interest spread                                                3.04%                              3.10%
  Net interest income/margin                 $  1,052                3.16%                $     678     3.50%

===============================================================================================================


         Our net interest spread was 3.04% for the three months ended June 30, 2002 as compared to 3.10% for the three months ended June 30, 2001. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the period ended June 30, 2002 was 3.16% as compared to 3.50% for the three months ended June 30, 2001. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Our net interest margin decreased because our assets repriced downward faster than our liabilities.

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

================================================== =======================================================
                                                                     Change Related to
Three months ended June 30, 2002
         (Dollars in Thousands)
-------------------------------------------------- -------------------------------------------------------
                                                     Volume         Rate         Rate/       Net Change
                                                                                 Volume

  EARNING ASSETS:
  Federal funds sold                                  $    (8)          (47)           14         $  (41)
  Investment securities                                     15          (66)           (4)           (55)
  Loans                                                  1,167         (330)         (317)            520
                                                   -----------   ----------     ---------      ----------
       Total earning assets                           $  1,174         (443)         (307)   $       424
                                                   -----------   ----------     ---------      ----------

  INTEREST BEARING LIABILITIES
  Deposits                                            $    609         (348)         (254)   $          7
  FHLB advance                                              36            -             -              36
  Other borrowings                                           7            -             -               7
                                                   -----------   ----------     ---------      ----------
        Total interest bearing liabilities                 652         (348)         (254)             50
                                                   -----------   ----------     ---------      ----------
        Net interest income                           $    522          (95)          (53)   $        374
                                                   -----------   ----------     ---------      ----------

         As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last twelve months.


Provision for Loan Losses

         Included in the results of operations for the quarters ended June 30, 2002 and 2001 is a non-cash expense of $220,000 and $128,000, respectively, related to the provision for loan losses. The loan loss reserve was $1,507,111 at June 30, 2002 and $1,192,247 at December 31, 2001. The allowance for loan losses as a percentage of gross loans was 1.22% at June 30, 2002 and 1.24% at December 31, 2001. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under "Provision and Allowance for Loan Losses." For the three months ended June 30, 2002, we reported net charge-offs of $101,015. The significant portion of the net charge-off relates to a $100,000 write-down on a non-accruing commercial loan with a remaining carrying value of $410,000. There were no loans charged off during the three months ended June 30, 2001.


Noninterest Income and Expenses

         Noninterest income in the second quarter of 2002 was $121,814, an increase of 103% over noninterest income of $60,026 in the second quarter of 2001. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $832,788 for the three months ended June 30, 2002 compared to $669,521 for the same period in 2001. The $163,267 additional general and administrative expenses resulted primarily from the move into our new main office building in 2001 and the additional staff hired during the first six months of 2001 to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits in second quarter 2002 were $430,024, or an increase of $63,206. Salaries and benefits represented 51.67% of the total noninterest expense. Salaries and benefits in second quarter 2001 were $366,818. All other expenses increased only $100,061. This increase relates primarily to $45,689 additional cost for outside services, $16,514 of added professional fees, and $15,000 of additional occupancy expenses. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The significant portion of the increase in professional fees relates to legal fees associated with loan collection efforts. The primary reason for the increase in occupancy cost is that the bank increased the amount of square footage that was being rented in the 2002 period. The significant portion of the remaining increases are related to $8,215 additional marketing expense and $8,347 of additional insurance expenses.

Comparison of the six months ended June 30, 2002 and the six months ended June 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $1,996,278 for the six months ended June 30, 2002 compared to $1,290,071 for the same period in 2001, or an increase of 54.7%. The level of net interest income is determined by the balances of earning assets and managing of the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

          Interest income for the first six months of 2002 was $3,727,078 and consisted of $3,321,614 on loans, $369,403 in investments and $36,061 on federal funds sold. Interest income for the same period in 2001 was $2,925,314 and included $2,345,805 on loans, $462,747 on investments and $116,762 on federal funds sold.

          Interest expense for the first six months of 2002 was $1,730,800 and consisted of $1,611,120 related to deposits and $119,680 related to borrowings. Our interest expense of $1,635,243 during the first six months of 2001 related solely to deposits. Our interest expense increased $95,557, or 5.8%, while our average deposits and borrowings increased from $65.5 million for the six months ended June 30, 2001 to $121.1 million for the six months ended June 30, 2002, an increase of 84.8%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

         The following table sets forth, for the six months ended June 30, 2002 and 2001, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.


===============================================================================================================

                         Average Balances, Income and Expenses, and Rates (in $000's)

                                                               For the six months ended June 30,

                                                         2002                                     2001
                                                        ------                                  ---------
                                            Average     Income/      Yield/      Average     Income     Yield/
                                            Balance    Expense        Rate       Balance    Expense      Rate
                                            -------    -------       ------      --------   -------     -----
  Federal funds sold                         $  4,105     $   36     1.77%      $ 4,533    $     117     5.20%
  Investment securities                        14,400        369     5.17%       13,757          462     6.77%
  Loans                                       109,691      3,322     6.11%       55,019        2,346     8.60%
                                          ---------------------------------      ------------------------------
       Total earning-assets                  $128,196    $ 3,727     5.86%       $  73,309 $  2,925      8.05%
                                          ---------------------------------      ------------------------------
  NOW accounts                               $ 24,551    $   142     1.17%       $  11,489 $     107     1.89%
  Savings & money market                       22,296        187     1.69%          16,617       368     4.46%
  Time deposits                                66,915      1,282     3.86%          37,442     1,160     6.25%
                                          ---------------------------------      ------------------------------
       Total interest-bearing deposits        113,762      1,611     2.86%          65,548     1,635     5.03%
  FHLB advances                                 4,425         86     3.92%               -         -        -%
  Other borrowings                              2,917         34     2.35%               -         -        -%
                                          ---------------------------------      ------------------------------
       Total interest-bearing liabilities    $121,104    $ 1,731     2.88%       $  65,548 $   1,635     5.03%
                                          ---------------------------------      ------------------------------
  Net interest spread                                                2.98%                               3.02%
  Net interest income/margin                             $ 1,996     3.14%                 $   1,290     3.55%
===============================================================================================================


         Our net interest spread was 2.98% for the six months ended June 30, 2002 as compared to 3.02% for the six months ended June 30, 2001. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the period ended June 30, 2002 was 3.14% as compared to 3.55% for the six months ended June 30, 2001. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Our net interest margin decreased because our assets repriced downward faster than our liabilities.

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

                                                             Change Related to
Six months ended June 30, 2002
         (Dollars in Thousands)
-------------------------------------------------- -------------------------------------------------------
                                                     Volume         Rate         Rate/       Net Change
                                                                                 Volume
  EARNING ASSETS:
  Federal funds sold                                $    (4)            (85)            8    $       (81)
  Investment securities                                   22           (109)           (6)           (93)
    Loans                                              2,331           (680)         (675)           976
                                                   -------------------------------------------------------
       Total earning assets                         $  2,349           (874)         (673)   $       802
                                                   -------------------------------------------------------
  INTEREST BEARING LIABILITIES
  Deposits                                          $  1,203           (707)         (520)   $       (24)
  FHLB advance                                            86              -             -             86
  Other borrowings                                        34              -             -             34
                                                   -------------------------------------------------------
        Total interest bearing liabilities             1,323           (707)         (520)            96
                                                   -------------------------------------------------------
        Net interest income                         $  1,026           (167)         (153)   $       706
                                                   -------------------------------------------------------


         As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last twelve months.

Provision for Loan Losses

         Included in the results of operations for the six months ended June 30, 2002 and 2001 is a non-cash expense of $420,000 and $250,000, respectively, related to the provision for loan losses. The loan loss reserve was $1,507,111 at June 30, 2002 and $1,192,247 at December 31, 2001. The allowance for loan losses as a percentage of gross loans was 1.22% at June 30, 2002 and 1.24% at December 31, 2001. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under "Provision and Allowance for Loan Losses." For the six months ended June 30, 2002, we reported net charge-offs of $105,136. The significant portion of the net charge-off relates to a $100,000 write-down on a non-accruing commercial loan with a remaining carrying value of $410,000. There were no loans charged off during the six months ended June 30, 2001.


Noninterest Income and Expenses

         Noninterest income in the first six months of 2002 was $224,764, an increase of 114% over noninterest income of $104,879 in the first six months of 2001. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $1,637,103 for the six months ended June 30, 2002 compared to $1,282,648 for the same period in 2001. The $354,455 additional general and administrative expenses resulted primarily from the move into our new main office building in 2001 and the additional staff hired during the first six months of 2001 to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits in first six months were $861,547, or an increase of $167,995. Salaries and benefits represented 55.6% of the total noninterest expense. The salary and benefits expense for the second quarter of 2002 was $1,499 less than the amount recorded in the first quarter of 2002. Salaries and benefits in first six months of 2001 were $693,552. All other expenses increased only $186,460. This increase relates primarily to $95,349 additional cost for outside services, $22,506 of added professional fees, and $35,831 of additional occupancy expenses. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The significant portion of the increase in professional fees relates to legal fees associated with loan collection efforts. The primary reason for the increase in occupancy cost is that the bank increased the amount of square footage that was being rented in the 2002 period. The significant portion of the remaining increases are related to $10,809 additional marketing expense and $16,824 of additional insurance expenses.

BALANCE SHEET REVIEW

General

         At June 30, 2002, we had total assets of $145.0 million, consisting principally of $122.2 million in loans, $16.8 million in investments and $3.7 million in cash and due from banks. Liabilities at June 30, 2002 totaled $135.3 million, consisting principally of $123.7 million in deposits and $10.1 million in FHLB advances and other borrowings. At June 30, 2002, shareholders' equity was $9.6 million.

Investments

         At June 30, 2002, the $15.4 million of investment securities portfolio available for sale represented approximately 10.6% of our total assets. We were invested in U.S. Government agency securities, mortgage-backed securities and federal funds with a fair value of $15.6 million and an amortized cost of $15.2 for an unrealized gain of $212,772.

         Contractual maturities and yields on our investments (all available for sale) at June 30, 2002 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on the comparison of investment securities coupon rates and the market interest rate as of June 30, 2002, the bank anticipates that between $4.0 million and $10.0 million may be called during the twelve months ending June 30, 2003.

===========================================================================================================
                                         After one but
                      Within             Within five              Over
                     one year    Yield      Years        Yield    Five years  Yield      Total      Yield
                     --------    -----   -------------   -----    ----------  -----     ------     ------

U.S.Government          ---       ---   $     12,769       4.75%  $   1,658      6.05% $   14,427      4.88%
    agencies

  Mortgage-backed       ---       ---             6        3.96%        999      6.00% $    1,005      5.92%
    securities
                    --------------------- -----------------------  ------------------ ---------------------
   Total                ---       ---   $     12,775       4.75%  $   2,657      6.03% $    15,432     5.02%
                    ===================== ======================= =================== =====================

         At June 30, 2002, the $842,446 of short-term investments in federal funds sold on an overnight basis comprised .58% of total assets at June 30, 2002, as compared to $100,841 or .1% of total assets at December 31, 2001.


Loans

         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the six months ended June 30, 2002 and 2001 were $109.7 million and $55.0 million, respectively. Total loans outstanding at June 30, 2002 and December 31, 2001 were $123.7 million and $96.5 million, respectively, before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio:

=========================================================================================================
                                             June 30, 2002                      December 31, 2001
                                             --------------                     -----------------
                                        Amount          % of Total           Amount           % of Total
                                        ------          ----------           ------           ----------
Real estate:
  Commercial
   Owner occupied                   $ 19,247,244               15.55%  $       16,532,696     17.13%
   Non-owner occupied                 33,172,581               26.81%          22,813,424     23.63%
   Construction                        7,557,793                6.11%           8,292,228      8.59%
                                   ---------------------------------------------------------------------
                                      59,977,618               48.47%          47,638,348     49.35%
                                   ---------------------------------------------------------------------
  Consumer
    Residential                       16,116,416               13.02%          12,898,543     13.36%
    Home Equity                       12,941,147               10.46%           8,937,054      9.26%
    Construction                       6,611,967                5.35%           3,972,206      4.11%
                                    ---------------------------------------------------------------------
                                      35,669,530               28.83%          25,807,803     26.73%
                                    ---------------------------------------------------------------------
 Total real-estate                    95,647,148               77.30%          73,446,151     76.08%

Commercial business                   24,995,681               20.19%          20,529,004     21.27%
Consumer-other
                                       3,461,393                2.80%           2,812,703      2.91%
Deferred origination fees, net
                                        (359,546)               (.29%)           (255,990)     (.26%)
                                    ---------------------------------------------------------------------
                                      123,744,676              100.00%          96,531,868   100.00%
                                                        =============                      ============
Less allowance for loan
  Losses                               (1,507,111)                              (1,192,247)
                                    --------------                             -----------

      Total loans, net              $ 122,237,565                              $ 95,339,621
                                    ==============                             ============

         The principal component of our loan portfolio at June 30, 2002 and at December 31, 2001 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Provision and Allowance for Loan Losses

         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

         We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We increase the allowance periodically by additional provisions for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

         Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

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

         At June 30, 2002 and at December 31, 2001, the allowance for loan losses was $1.5 million and $1.2 million, respectively, or 1.22% of outstanding loans at June 30, 2002 and 1.24% at December 31, 2001, respectively. During the six months ended June 30, 2002, we charged off loans of $105,136. There were no loans charged off during the six months ended June 30, 2001.

         At June 30, 2002, nonaccrual loans represented .33% of total loans. We had one commercial business loan of approximately $410,000 that was on nonaccrual status. We classified this loan and put it on non-accrual status during the first quarter of 2002. There was only one loan on nonaccrual status at December 31, 2001. During the first quarter of 2002, the bank obtained ownership through foreclosure procedures on the residental construction loan that was on nonaccrual status at December 31, 2001. At June 30, 2002, the bank carried this asset as real estate owned with a carrying value of approximately $384,000. The bank is in the process of completing the construction of this home. The bank carries all real estate acquired through foreclosure at the lower of cost or market value.

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

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at June 30, 2002 (dollars in thousands):

        ============================================================================================

                                                       After one but
                                              One year  Within five         After
                                               or less     Years          five years      Total
                                               -------  ------------      ----------     --------
          Commercial                      $  12,642     $      12,323  $           2  $   24,967
          Real estate - construction          6,777             6,902            421      14,100
          Real estate-  mortgage             11,712            67,519          2,038      81,269
          Consumer and other                  1,719             1,435            255       3,409
                                           ------------   ------------  -------------  -------------
              Total loans                 $  32,850     $      88,179  $       2,716  $  123,745
                                           ============   ============  =============  =============


          Loans maturing after one year with:
            Fixed interest rates                                                      $   22,724
            Floating interest rates                                                   $   68,171

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

         The following is a table of deposits by category (dollars in thousands):


===========================================================================================================

                                                        June 30, 2002                  December 31, 2001
                                                        -------------                  -----------------

  Demand deposit accounts                        $     8,919         7.21%        $     7,729        8.34%
  NOW accounts                                        21,341        17.25%              8,295        8.95%
  Money market accounts                               22,147        17.90%             24,139       26.04%
  Savings accounts                                       418          .34%                255         .27%
  Time deposits less than $100,000                    31,655        25.58%             31,900       34.41%
  Time deposits of $100,000 or more                   39,265        31.72%             20,382       21.99%
                                                  ----------- -------------        ------------   ---------
     Total deposits                              $   123,745       100.00%        $    92,700      100.00%
                                                  =========== =============        =============  =========

================================================================================

         Core deposits, which traditionally exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $79.7 million and $72.3 million at March 31, 2002 and December 31, 2001, respectively. Our loan-to-deposit ratio was 98.8% and 102.8% at June 30, 2002 and December 31, 2001, respectively.

         The significant portion of the increase in time deposits over $100,000 relates to deposits that were obtained outside of our local market. The maturites on these deposits range from three months to five years. These deposits were obtained at rates that were either comparable or lower than rates paid in the local market. The long term CDs were obtained to "lock in" long term funding at low interest rates. The short-term deposits were used to fund a significant increase in loan demand. Generally, we do not plan to renew these short-term deposits.

         The maturity distribution of our time deposits of $100,000 or more is as follows:

         ====================================================================================

                                                   June 30, 2002        December 31, 2001
                                                   -------------        -----------------
                                                            (Dollars in thousands)

     Three months or less                        $   10,217                      $      7,929
     Over three through twelve months                19,225                             8,703
     Over twelve months                               9,823                             3,750
                                               --------------------- -------------------------
     Total                                       $   39,265                      $     20,382
                                               ===================== =========================


Borrowings

         At June 30, 2002 the bank had $3.0 million of advances from the FHLB of Atlanta. These advances are secured with approximately $9.0 million of first mortgage loans, investment securities and stock in the FHLB. The advance of $3.0 million with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

         At June 30, 2002 the bank had $6.1 million of repurchase agreements from a brokerage firm. The repurchase agreements are secured with approximately $6.1 million of investment securities. The repurchase agreements mature within 90-days with a weighted average rate of 1.90%.

         At June 30, 2002 the Company had a $1.5 million revolving line of credit with another bank with a maturity of May 17, 2004. At June 30, 2002 the company had outstanding $1.0 million. The Company used $875,000 of the proceeds to increase its investment in the Bank. The remaining $125,000 was used to establish a $125,000 escrow fund to be used to pay interest payments. The line of credit bears interest at a rate of prime minus 1.25%, which at June 30, 2002 was 3.50%. The Company has pledged the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of June 30, 2002 the Company was in compliance with all covenants.

         At June 30, 2002 the bank had an unused $2.8 million of federal funds line of credit. This line of credit is unsecured and bears interest at the daily rate of federal funds plus 25 basis points (2.00% at June 30, 2002). At June 30, 2002, the bank also had an unused $4.0 million line of credit with a brokerage firm, secured by $4.0 million of investment securities. This line of credit bears market interest rates based on the maturities of the various repurchase agreements. At June 30, 2002 the bank had assets pledged with the FHLB that would allow the bank to obtain $6.0 million of additional advances. The rate of the future advances will vary based on current market conditions and the length of the maturity of the advances obtained.


CAPITAL RESOURCES

         Total shareholders' equity amounted to $9.6 million at June 30, 2002 and $9.5 million at December 31, 2001. The increase during the six months ended June 30, 2002 resulted from $163,939 of net income and $11,663 increase in the unrealized gains on investment securities.

         The following table shows the annualized return on average assets ( annualized net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since our inception, we have not paid any cash dividends.

                   ===========================================================

                                                  June 30,      December 31,
                                                    2002           2001

                     Return on average assets        .25%         - .11%

                     Return on average equity        3.48%        - .83%

                     Equity to assets ratio          6.65%        12.95%

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

         The following table sets forth the company's and the bank's various capital ratios at June 30, 2002 and December 31, 2001. At June 30, 2002 and December 31, 2001, we both were in compliance with each of the applicable regulatory capital requirements and the Bank was considered to be "well capitalized."


        ======================================================================

                                       June 30, 2002          December 31, 2001
                                       -------------         ------------------
                                     Company      Bank         Company      Bank

          Total risk-based capital     9.5%     10.2%           10.4%     10.1%
          Tier 1 risk-based            8.2%      9.0%            9.2%      8.9%
          capital
          Leverage capital             6.9%      7.5%            8.2%      8.2%

        ========================================================================


      Our objective is to maintain the capital levels such that the bank will continue to be considered well capitalized. The company has a $500,000 unused line of credit with another bank whereby the loan proceeds can be used by the company to increase the bank's capital position. Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past two years. As of June 30, 2002, there were no significant firm commitments outstanding for capital expenditures.


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

OFF-BALANCE SHEET RISK

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2002, unfunded commitments to extend credit were $29.5 million, of which approximately $5.9 million is at fixed rates and $23.6 million is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

           At June 30, 2002, there was a $565,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

         Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that result in liquidity needs or other commitments that we believe are likely to significantly impact earnings.

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

         The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

         Because approximately 75% of our loans are variable rate loans at June 30, 2002, we are currently asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         At June 30, 2002 and December 31, 2001, our liquid assets, consisting of cash, due from banks and federal funds sold, amounted to $4.6 million and $3.0 million, representing 3.2% and 2.51% of total assets, respectively. Investment securities at June 30, 2002 and December 31, 2001 amounted to $16.0 million and $18.5 million, representing 11.03% and 15.58% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans, maturity of investment securities, and generation of deposits. During the fourth quarter of 2001, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. During the first quarter of 2002, the bank increased its net liquidity position by approximately $22 million. This resulted primarily from increases in deposits, sales of participations in loan originations, and identification of additional qualifying collateral that was pledged to the FHLB that allows for additional borrowing capacity. During the second quarter of 2002, the bank utilized a portion of the excess liquidity, by using proceeds from the short-term advances from the FHLB and short-term repurchase agreements from brokerage firms to fund the significant portion of the loan production during the second quarter. By utilizing the various short-term sources of funding, the bank was able to reduce its level of interest sensitivity while obtaining low cost funds. The bank is a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires securities, qualifying single family mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity at June 30, 2002 that is currently available from the FHLB based on the amount of collateral pledged is approximately $6.0 million. In addition, the bank maintains a federal funds purchased line of credit with a correspondent bank in the amount of $2.8 million. The line of credit with the correspondent bank was unused. We have also obtained a $10.0 million line of credit that is available from a brokerage firm that holds $10.0 million of investment securities as collateral. As of June 30, 2002, the bank had utilized approximately $6.1 million of the brokerage firm's line of credit.

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

         The following table presents our rate sensitivity at each of the time intervals indicated as of June 30, 2002. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

============================================================================================================
                                  Within     After three but       After one but        After
                                   three      within twelve         within five         five
                                  months          months               years            years         Total
                                  ------          ------               -----            -----         -----
                                                      (Dollars in thousands)

  Interest-earning assets:
   Federal funds sold         $          842   $         -       $            -      $       -  $       842
   Investment securities               4,120           264               10,689            361       15,434
   Loans                              92,184         3,650               27,102            758      123,694
                               --------------   ---------------   -----------------   ---------- -----------

   Total earning assets       $       97,146   $     3,914       $       37,791      $   1,119  $   139,970
                               --------------   ---------------   -----------------   ---------- -----------
 Interest-bearing
liabilities:

   Money market and NOW       $       43,363   $         -       $            -      $       -  $    43,363
   Regular savings                       418             -                    -              -          418
   Time deposits                      17,365        34,260               19,271              -       70,896
   Other borrowings                    1,000             -                    -              -        1,000
   Repurchase Agreements               6,075             -                    -              -        6,075
   FHLB advances                           -             -                    -          3,000        3,000
                               --------------   ---------------   -----------------   ---------- -----------
  Total interest-bearing
    liabilities               $       68,221   $    34,260       $       19,271      $   3,000  $   124,752
                               --------------   ---------------   -----------------   ---------- -----------

  Period gap                  $       28,925   $   (30,346)      $       18,520      $  (1,881) $    15,218

  Cumulative gap              $       28,925   $    (1,421)      $       17,099      $  15,218  $    15,218

  Ratio of cumulative gap to
    total earning assets                20.7%         (1.0)%               12.2%          10.9%
============================================================================================================

ACCOUNTING, REPORTING AND REGULATORY MATTERS

          Accounting standards have been issued or proposed by the Financial Accounting Standards Board and are not required to be adopted until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption.

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

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           At the company's annual meeting of shareholders held May 15, 2002, the election of four members of the board of directors as Class III directors for a three-year term was the only matter submitted to a vote of security holders during the six months ended June 30, 2002.

         Our board of directors is divided into three classes with each class to be nearly equal in number as possible. The three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of meeting of shareholders. The current Class I directors are Mark A. Cothran, Rudolph G. Johnsonstone, III, M.D., Keith J. Marrero, and R. Arthur Seaver, Jr. The current Class II directors are Leighton M. Cubbage, David G. Ellison, James B. Orders, and William B. Sturgis. The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr.

         The previous terms of the Class III directors expired at the Annual Meeting. Each of the four current Class III directors was nominated for election and stood for election at the Annual Meeting on May 15, 2002 for a three-year term. The number of votes for the election of the Class II directors were as follows: For Mr. Cajka - 911,887; for Ms. Ellefson - 911,887; for Mr. Gilmer - 851,787; and for Mr. Hooper - 911,877. The number of votes against the directors were as follows: Mr. Cajka - 500; Ms. Ellefson - 500; Mr. Gilmer -60,600; and Mr. Hooper -500. No shareholders voted to abstain.

           Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class III directors to serve a three-year term, expiring at the 2005 annual meeting of shareholders was recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by the company's shareholders at our annual meeting held on May 15, 2002.

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





                                         GREENVILLE FIRST BANCSHARES, INC.



Date: August 12, 2002
                                         /s/  R. Arther Seaver, Jr.
                                         ---------------------------------------
                                         R. Arthur Seaver, Jr.
                                         Chief Executive Officer



                                         /s/ James M. Austin, III
                                         ---------------------------------------
                                         James M. Austin, III
                                         Chief Financial Officer