Form 10QSB
period 2002-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2002-11-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from          to
                                               --------    --------

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             South Carolina                            58-2459561
             --------------                            ----------
       (State of Incorporation)            (I.R.S. Employer Identification No.)

            112 Haywood Road
            Greenville, S.C.                                        29607
            ----------------                                        -----
           (Address of principal executive offices)              (Zip Code)

                                  864-679-9000
                                  ------------
                               (Telephone Number)

                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
    1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 11, 2002.

    Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                   ---    ---

                        GREENVILLE FIRST BANCSHARES, INC.

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

     The  financial   statements  of  Greenville  First  Bancshares,   Inc.  and
Subsidiary are set forth in the following pages.


                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                         September 30,       December 31,
                                                                                       -------------------------------------
                                                                                             2002                2001
                                                                                       -----------------   -----------------
                                                                                          (Unaudited)          (Audited)
                                                          Assets
    Cash and due from banks                                                               $   4,639,192        $   2,882,115
    Federal funds sold                                                                          292,621              100,841
    Investment securities available for sale                                                 15,337,331           17,913,460
    Other investments, at cost                                                                  655,000              555,000
    Loans, net                                                                              135,359,104           95,339,621
    Accrued interest                                                                            563,912              840,448
    Property and equipment                                                                      801,324              890,761
    Real estate owned                                                                           423,150                    -
    Other assets                                                                                201,402               42,764
                                                                                          -------------        -------------
             Total assets                                                                 $ 158,273,036        $ 118,565,010
                                                                                          =============        =============

                                           Liabilities and Shareholders' Equity
Liabilities
    Deposits                                                                               $131,041,785        $  92,700,010
    Official checks outstanding                                                               1,940,611              891,129
    Federal funds purchased and repurchase agreements                                         4,802,250            8,482,600
    Federal Home Loan Bank advances                                                           8,000,000            6,000,000
    Note payable                                                                              1,700,000                    -
    Accrued interest payable                                                                    527,785              748,091
    Accounts payable                                                                                  -                6,058
    Accrued expenses                                                                            365,481              277,703
                                                                                          -------------        -------------
         Total liabilities                                                                  148,377,912          109,105,591
                                                                                          -------------        -------------

Commitments and contingencies

Shareholders' equity
    Preferred stock, par value $.01 per share, 10,000,000 shares
      authorized, no shares issued                                                                    -                    -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued                                                               11,500               11,500
    Additional paid-in capital                                                               10,635,200           10,635,200
    Accumulated other comprehensive income                                                      139,916              127,779
    Retained deficit                                                                           (891,492)          (1,315,060)
                                                                                          -------------        -------------
         Total shareholders' equity                                                           9,895,124            9,459,419
                                                                                          -------------        -------------
         Total liabilities and shareholders' equity                                        $158,273,036        $ 118,565,010
                                                                                          =============        =============


  See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                       September 30,
                                                                          --------------------------------------
                                                                                2002                2001
                                                                          ------------------  ------------------

Interest  income
    Loans                                                                    $ 1,984,879          $ 1,367,044
    Investment securities                                                        176,433              236,665
    Federal funds sold                                                             7,640               22,843
                                                                             -----------          -----------

            Total interest income                                              2,168,952            1,626,552
Interest  expense
   Deposits                                                                      791,346              829,620
   Borrowings                                                                     92,437               22,818
                                                                             -----------          -----------

                Total interest expense                                           883,783              852,438
                                                                             -----------          -----------

           Net interest income before provision for loan losses                1,285,169              774,114
   Provision for loan losses                                                     300,000              150,000
                                                                             -----------          -----------

           Net interest income after provision for loan losses                   985,169              624,114
                                                                             -----------          -----------

Noninterest income
    Loan fee income                                                               42,589               18,161
    Service fees on deposit accounts                                              47,634               25,480
    Other income                                                                  49,309               40,547
                                                                             -----------          -----------

            Total noninterest income                                             139,532               84,188
                                                                             -----------          -----------

Noninterest expenses
    Salaries and benefits                                                        451,044              373,845
    Professional fees                                                             42,457               37,612
    Marketing                                                                     27,962               32,597
    Insurance                                                                     24,031               15,839
    Occupancy                                                                    145,516              133,843
    Other outside services                                                       139,792               87,061
    Telephone                                                                      6,257                5,454
    Other                                                                         28,013               31,592
                                                                             -----------          -----------

            Total noninterest expenses                                           865,072              717,843
                                                                             -----------          -----------

            Income (loss) before income taxes                                    259,629               (9,541)

Income tax (benefits)                                                                  -              (17,000)
                                                                             -----------          -----------

Net income                                                                   $   259,629          $     7,459
                                                                             ===========          ===========

Income per common share:
    Basic                                                                    $       .23          $       .01
                                                                             ===========          ===========
    Diluted                                                                  $       .22          $       .01
                                                                             ===========          ===========

Weighted average common shares outstanding:
    Basic                                                                      1,150,000            1,150,000
                                                                             ===========          ===========
    Diluted                                                                    1,181,709            1,150,000
                                                                             ===========          ===========


   See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               For the Nine Months ended
                                                                                       September 30,

                                                                          --------------------------------------
                                                                                2002                2001
                                                                          ------------------  ------------------

Interest  income
    Loans                                                                    $ 5,206,493          $ 3,712,849
    Investment securities                                                        545,836              699,412
    Federal funds sold                                                            43,701              139,605
                                                                             -----------          -----------

            Total interest income                                              5,896,030            4,551,866
Interest  expense
   Deposits                                                                    2,402,466            2,464,863
   Borrowings                                                                    212,117               22,818
                                                                             -----------          -----------

            Total interest expense                                             2,614,583            2,487,681
                                                                             -----------          -----------

            Net interest income before provision for loan losses               3,281,447            2,064,185
   Provision for loan losses                                                     720,000              400,000
                                                                             -----------          -----------

           Net interest income after provision for loan losses                 2,561,447            1,664,185
                                                                             -----------          -----------

Noninterest income
    Loan fee income                                                               97,034               53,928
    Service fees on deposit accounts                                             129,068               66,483
    Other income                                                                 138,194               68,656
                                                                             -----------          -----------

            Total noninterest income                                             364,296              189,067
                                                                             -----------          -----------
Noninterest expenses
    Salaries and benefits                                                      1,312,591            1,067,397
    Professional fees                                                            125,657               98,306
    Marketing                                                                     90,146               83,972
    Insurance                                                                     67,065               42,049
    Occupancy                                                                    437,249              389,745
    Other outside services                                                       343,319              195,239
    Telephone                                                                     17,987               15,777
    Other                                                                        108,161              108,006
                                                                             -----------          -----------

            Total noninterest expenses                                         2,502,175            2,000,491
                                                                             -----------          -----------

            Income (loss) before income taxes                                    423,568             (147,239)

Income tax (benefits)                                                                  -              (17,000)
                                                                             -----------          -----------

Net income (loss)                                                            $   423,568          $  (130,239)
                                                                             ===========          ===========

Income (loss) per common share:
    Basic                                                                    $       .37          $      (.11)
                                                                             ===========          ===========
    Diluted                                                                  $       .36          $      (.11)
                                                                             ===========          ===========

Weighted average common shares outstanding:
    Basic                                                                      1,150,000            1,150,000
                                                                             ===========          ===========
    Diluted                                                                    1,164,818            1,150,000
                                                                             ===========          ===========


   See notes to consolidated financial statements that are an integral part of these consolidated statements.


                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                               Accumu-
                                                                                lated
                                                              Additional        other                            Total
                                       Common stock           Additional       compre-                           share-
                                ---------------------------     paid-in        hensive          Retained        holders'
                                  Shares        Amount          capital         income          deficit          equity
                                -----------  --------------  -------------- ---------------  ---------------  -------------

   December 31, 2000             1,150,000   $    11,500     $10,635,200    $    24,162      $  (1,195,882)   $  9,474,980

   Net loss                              -             -               -              -           (130,239)       (130,239)

   Comprehensive income
   (loss), net of tax
     Unrealized holding gain
     on securities available
     for sale                            -             -               -        163,705                 -          163,705
                                                                                                              ------------

   Comprehensive income                  -             -               -              -                 -           33,466
                                ----------   -----------    ------------   ------------      ------------     ------------

   September 30, 2001            1,150,000   $    11,500     $ 10,635,200   $   187,867      $ (1,326,121)    $  9,508,446
                                ==========   ===========    ============   ============      ============     ============


   December 31, 2001             1,150,000   $    11,500     $ 10,635,200   $   127,779      $ (1,315,060)    $  9,459,419

   Net income                            -             -                -             -           423,568          423,568

   Comprehensive income, net
   of tax
      Change in unrealized
      holding gain on
      securities
      available for sale                 -             -                -        12,137                 -           12,137
                                                                                                              ------------

   Comprehensive income                  -             -                -             -                 -          435,705
                                ----------   -----------    ------------   ------------      ------------     ------------

   September 30, 2002            1,150,000   $    11,500    $ 10,635,200   $    139,916      $   (891,492)    $  9,895,124
                                ==========   ===========    ============   ============      ============     ============




   See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Nine Months Ended
                                                                                       September 30,

                                                                          ---------------------------------------
                                                                                2002                 2001
                                                                          ------------------   ------------------

Operating activities
    Net income (loss)                                                        $   423,568          $  (130,239)
    Adjustments to reconcile net income (loss) to cash
      provided by (used for) operating activities:
      Provision for loan losses                                                  720,000              400,000
      Depreciation and other amortization                                        154,730              144,042
      Accretion and amortization of securities
         discounts and premium, net                                               26,552              (39,434)
      Decrease (increase) in other assets, net                                    57,735              (32,775)
      Increase (decrease) in other liabilities, net                              903,147             (232,898)
                                                                             -----------          -----------

           Net cash provided by operating activities                           2,285,732              108,696
                                                                             -----------          -----------

Investing activities
    Increase (decrease) in cash realized from:
      Origination of loans, net                                              (41,102,470)         (32,375,126)
      Purchase of property and equipment                                         (65,293)            (454,930)
      Purchase of securities available for sale                              (11,244,137)         (17,314,044)
      Payments and maturity of securities
         available for sale                                                   13,713,600            6,821,160
                                                                             -----------          -----------

           Net cash used for investing activities                            (38,698,300)         (43,322,940)
                                                                             -----------          -----------

Financing activities
    Increase in deposits, net                                                 38,341,775           30,849,761
    Increase (decrease) in short-term borrowings                              (3,680,350)           3,962,000
    Increase in other borrowings                                               1,700,000                    -
    Increase in Federal Home Loan Bank advances                                2,000,000            6,000,000
                                                                             -----------          -----------

           Net cash provided by financing activities                          38,361,425           40,811,761
                                                                             -----------          -----------

           Net increase in cash and cash equivalents                           1,948,857           (2,402,483)

Cash and cash equivalents at beginning of  the year                            2,982,956            4,851,372
                                                                             -----------          -----------

Cash and cash equivalents at end of the year                                 $ 4,931,813          $ 2,448,889
                                                                             ===========          ===========

Supplemental information
    Cash paid for
      Interest                                                               $ 2,834,889          $ 2,300,337
                                                                             ===========          ===========
      Income taxes                                                                     -                    -
                                                                             ===========          ===========

Supplemental schedule of non-cash transaction
    Foreclosure of  real estate                                              $   362,987                    -
                                                                             ===========          ===========


    Unrealized gain on securities, net of income taxes                       $    12,137          $   163,705
                                                                             ===========          ===========

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


Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-KSB (Registration Number 333-83851) as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

         For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents." These assets have contractual maturities of less than three months.

Note 2 - Note Payable

         At September 30, 2002 the company had a $1.7 million revolving line of credit with another bank with a maturity of May 17, 2004. At September 30, 2002, the company had outstanding $1.7 million. The company used $1.6 million of the proceeds to increase its investment in the bank. The remaining $125,000 was used to establish a $125,000 escrow fund to be used to pay interest payments. The line of credit bears interest at a rate of prime minus 1.25%, which at September 30, 2002 was 3.50%. The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of September 30, 2002 the company was in compliance with all covenants.

Note 3 - Earnings per Share

         The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2002. Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.'s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. As a result of the loss for the nine months ended September 30, 2001, all stock options and warrants were considered to be anti-dilutive. Therefore, the weighted average number of common shares outstanding for both basic and diluted net loss per common share are the same for the nine months ended September 30, 2001.


                                              Three Month Ended            Nine Month Ended
                                              September 30, 2002           September 30, 2002
                                              ------------------           ------------------

Basic Earnings Per Share
  Average common shares                             1,150,000                   1,150,000
  Net income                                         $259,629                    $423,568
  Earnings per share                                     $.23                        $.37

Diluted Earnings Per Share
  Average common shares outstanding                 1,150,000                   1,150,000
  Average dilutive common shares                       31,709                      14,818
                                                    ---------                   ---------
  Adjusted average common shares                    1,181,709                   1,164,818
  Net income                                         $259,629                    $423,568
  Earnings per share                                     $.22                        $.36


Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------


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

GENERAL

         The following is a discussion of our financial condition as of September 30, 2002 and the results of operations for the three months and nine months ended September 30, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the Management's discussion section of this document

NATIONAL AND ECONOMIC EVENTS

         Nationally, during most of 2001 and the first nine months of 2002, the United States experienced a slowing economy following a tenth year of expansion. During this period, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the first three quarters of 2002, the Federal Reserve did not adjust the Federal Funds rate.

         Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, many observers expect Congress to pass an economic stimulus plan. The Federal Reserve on November 6, 2002 lowered the Federal Funds rate an additional 50 basis points and has taken a neutral position related to future interest rate changes. Many economists believe the Federal Reserve will begin increasing interest rate in the second half of 2003. No assurance can be given that the Federal Reserve will take such action. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

         We believe that the economic impact of the terrorist attacks of September 11, 2001 did not materially affect our operations. It is evident from recent economic data that the U.S. economy was affected significantly by these events. The extent and duration of the economic impact from the attacks are not predictable but could affect consumer confidence and the financial activities of retail and business customers. Prior to these events, many economists were predicting that the U.S. had been in a recession. Official economic data released in November 2001 confirms that the U.S. has been in a recession for several months and it is likely that recovery will not occur until sometime later in 2003 or beyond.

INCOME STATEMENT REVIEW

Comparison of the three months ended September 30, 2002 and the three months ended September 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $1,285,169 for the three months ended September 30, 2002 compared to $774,114 for the same period in 2001, or an increase of 66.0%. The level of net interest income is determined by the balances of earning assets and the bank's managing of the net interest margin. The following events affect the changes in net interest income: interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity.

          Interest income for the third quarter of 2002 was $2,168,952 and consisted of $1,984,879 on loans, $176,433 in investments and $7,640 on federal funds sold. Interest income for the same period in 2001 was $1,626,552 and included $1,367,044 on loans, $236,665 on investments and $22,843 on federal funds sold.

          Interest expense for the third quarter of 2002 was $883,783 and consisted of $791,346 related to deposits and $92,437 related to borrowings. Our interest expense of $852,438 during the third quarter of 2001 consisted of $829,620 related to deposits and $22,818 related to borrowings. Our interest expense increased $31,345, or 3.7%, while our average deposits and borrowings increased from $80.8 million for the quarter ended September 30, 2001 to $141.3 million for the quarter ended September 30, 2002, an increase of 74.8%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

         The following table sets forth, for the three months ended September 30, 2002 and 2001, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.


                         Average Balances, Income and Expenses, and Rates (in $000's)

                                                           For the Three Months Ended September 30,

                                                            2002                                  2001
                                                            ----                                  ----
                                            Average    Income    Yield/           Average    Income     Yield/
                                            Balance    Expense   Rate             Balance    Expense    Rate
                                            -------    -------   ------           -------    -------    ------
  Federal funds sold                        $  1,753   $     7    1.58%           $  2,336   $    23     3.91%
  Investment securities                       15,027       177    4.67%             15,573       237     6.04%
  Loans                                      130,472     1,985    6.04%             71,003     1,367     7.64%
                                            ---------------------------           ----------------------------
       Total earning-assets                 $147,252   $ 2,169    5.84%           $ 88,912   $ 1,627     7.26%
                                            ---------------------------           ----------------------------

  NOW accounts                              $ 31,058   $    75     .96%           $  12,910  $    35     1.08%
  Savings & money market                      23,033        73    1.26%              20,371      170     3.31%
  Time deposits                               73,239       643    3.48%              45,319      625     5.47%
                                            ---------------------------           ----------------------------
       Total interest-bearing deposits       127,330       791    2.46%              78,600      830     4.19%
  FHLB advances                                7,185        54    2.98%               1,373       16     4.62%
  Other borrowings                             6,816        39    2.27%                 860        7     3.23%
                                            ---------------------------           ----------------------------
       Total interest-bearing liabilities    $141,331  $   884    2.48%           $  80,833  $   853     4.19%
                                            ---------------------------           ----------------------------

  Net interest spread                                             3.36%                                  3.07%
  Net interest income/margin                           $ 1,285    3.46%                      $   774     3.45%


         Our net interest spread was 3.36% for the three months ended September 30, 2002 as compared to 3.07% for the three months ended September 30, 2001. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the quarter ended September 30, 2002 was 3.46% as compared to 3.45% for the three months ended September 30, 2001. The net interest margin is calculated as the annualized net interest income divided by quarterly average earning assets.

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


Three Months Ended September 30, 2002                                 Change Related to
       (Dollars in Thousands)
-------------------------------------              --------------------------------------------------------
                                                      Volume          Rate          Rate/        Net
                                                                                   Volume       Change
  EARNING ASSETS:
  Federal funds sold                                $     (3)           (17)            4       $    (16)
  Investment securities                                   (8)           (54)            2            (60)
  Loans                                                1,145           (287)         (240)           618
                                                   --------------------------------------------------------
       Total earning assets                         $  1,134           (358)         (234)      $    542
                                                   --------------------------------------------------------

  INTEREST BEARING LIABILITIES
  Deposits                                          $    515           (342)         (212)      $    (39)
  FHLB advance                                            38              -             -             38
  Other borrowings                                         7              -             -              7
                                                   --------------------------------------------------------
        Total interest bearing liabilities               560           (342)         (212)             6
                                                   --------------------------------------------------------

        Net interest income                         $    574            (16)          (22)      $    536
                                                   --------------------------------------------------------

         As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last twelve months.

Provision for Loan Losses

         Included in the results of operations for the quarters ended September 30, 2002 and 2001 is a non-cash expense of $300,000 and $150,000, respectively, related to the provision for loan losses. The loan loss reserve was $1,653,954 at September 30, 2002 and $1,192,247 at December 31, 2001. The allowance for loan losses as a percentage of gross loans was 1.21% at September 30, 2002 and 1.24% at December 31, 2001. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under "Provision and Allowance for Loan Losses." For the three months ended September 30, 2002, we reported net charge-offs of $157,278. The significant portion of the net charge-off relates to a $150,000 write-down on a non-accruing commercial loan with a remaining carrying value of $260,000. There were no loans charged off during the three months ended September 30, 2001.


Noninterest Income and Expenses

         Noninterest income in the third quarter of 2002 was $139,532, an increase of 65.7% over noninterest income of $84,188 in the third quarter of 2001. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $865,072 for the three months ended September 30, 2002 compared to $717,843 for the same period in 2001. The $147,229 additional general and administrative expenses resulted primarily from the move into our new main office building in 2001 and the additional staff hired during the first nine months of 2001 to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits in third quarter 2002 were $451,044, or an increase of $77,199. Salaries and benefits represented 52.1% of the total noninterest expense. Salaries and benefits in third quarter 2001 were $373,845. All other expenses increased only $70,030. This increase relates primarily to $52,731 additional cost for outside services, $8,192 of added insurance expense, and $11,673 of additional occupancy expenses. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The significant portion of the increase in insurance expense relates primarily to the higher deposit insurance cost resulting from the higher level of deposits. The primary reason for the increase in occupancy cost is that the bank increased the amount of square footage that was being rented in the 2002 period.

Comparison of the nine months ended September 30, 2002 and the nine months ended September 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $3,281,447 for the nine months ended September 30, 2002 compared to $2,064,185 for the same period in 2001, or an increase of 59.0%. The level of net interest income is determined by the balances of earning assets and managing of the net interest margin. The following events affect the changes in net interest income: interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity.

         Interest income for the first nine months of 2002 was $5,896,030 and consisted of $5,206,493 on loans, $545,836 in investments and $43,701 on federal funds sold. Interest income for the same period in 2001 was $4,551,866 and included $3,712,849 on loans, $699,412 on investments and $139,605 on federal funds sold.

         Interest expense for the first nine months of 2002 was $2,614,583 and consisted of $2,402,466 related to deposits and $212,117 related to borrowings. Our interest expense of $2,487,681 during the first nine months of 2001 consisted of $2,464,863 related to deposits and $22,818 related to borrowings. Our interest expense increased $126,902, or 5.1%, while our average deposits and borrowings increased from $70.5 million for the nine months ended September 30, 2001 to $128.6 million for the nine months ended September 30, 2002, an increase of 82.4%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

         The following table sets forth, for the nine months ended September 30, 2002 and 2001, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.


                         Average Balances, Income and Expenses, and Rates (in $000's)

                                                            For the Nine Months Ended September 30,

                                                         2002                               2001
                                                         ----                               ----
                                            Average    Income      Yield/        Average    Income     Yield/
                                            Balance    Expense     Rate          Balance    Expense    Rate
                                            -------    -------     ------        -------    -------    ------
  Federal funds sold                        $  3,312   $    44      1.78%        $  3,793   $   140     4.93%
  Investment securities                       14,611       546      5.00%          14,306       699     6.53%
  Loans                                      116,694     5,306      6.08%          60,219     3,713     8.24%
                                            -----------------------------        ----------------------------
     Total earning-assets                   $134,617   $ 5,896      5.86%        $ 78,318   $ 4,552     7.77%
                                            -----------------------------        ----------------------------

  NOW accounts                              $ 26,744   $   217      1.08%        $ 11,968   $   143     1.60%
  Savings & money market                      22,545       260      1.54%          17,882       538     4.02%
  Time deposits                               69,766     1,926      3.69%          39,926     1,784     5.97%
                                            -----------------------------        ----------------------------
     Total interest-bearing deposits         119,055     2,403      2.70%          69,776     2,465     5.03%
  FHLB advances                                5,355       140      3.50%             463        16     4.62%
  Other borrowings                             4,231        72      2.28%             290         7     3.26%
                                            -----------------------------        ----------------------------
       Total interest-bearing liabilities   $128,641   $ 2,615      2.72%        $ 70,529   $ 2,488     5.07%
                                            -----------------------------        ----------------------------

  Net interest spread                                               3.14%                               2.70%
  Net interest income/margin                           $ 3,281      3.26%                   $ 2,064     3.52%


         Our net interest spread was 3.14% for the nine months ended September 30, 2002 as compared to 2.70% for the nine months ended September 30, 2001. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the period ended September 30, 2002 was 3.26% as compared to 3.52% for the nine months ended September 30, 2001. The net interest margin is calculated as the annualized net interest income divided by year-to-date average earning assets. Our net interest margin decreased because our assets repriced downward faster than our liabilities.

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



Nine Months Ended September 30, 2002                                 Change Related to
     (Dollars in Thousands)
------------------------------------               ----------------------------------------------------
                                                      Volume       Rate         Rate/         Net
                                                                               Volume        Change
  EARNING ASSETS:
  Federal funds sold                                $     (7)       (102)           13       $    (96)
  Investment securities                                   15        (164)           (4)          (153)
  Loans                                                3,482        (975)         (914)         1,593
                                                   ----------------------------------------------------
       Total earning assets                          $ 3,490      (1,241)         (905)      $  1,344
                                                   ----------------------------------------------------

  INTEREST BEARING LIABILITIES
  Deposits                                          $  1,741        (707)         (520)      $    514
  FHLB advance                                           124           -             -            124
  Other borrowings                                        65           -             -             65
                                                   ----------------------------------------------------
        Total interest bearing liabilities             1,930        (707)         (520)           703
                                                   ----------------------------------------------------

        Net interest income                         $  1,560        (534)         (385)      $    641
                                                   ----------------------------------------------------


         As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last twelve months.

Provision for Loan Losses

         Included in the results of operations for the nine months ended September 30, 2002 and 2001 is a non-cash expense of $720,000 and $400,000, respectively, related to the provision for loan losses. The loan loss reserve was $1,653,954 at September 30, 2002 and $1,192,247 at December 31, 2001. The
allowance for loan losses as a percentage of gross loans was 1.21% at September 30, 2002 and 1.24% at December 31, 2001. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under "Provision and Allowance for Loan Losses." For the nine months ended September 30, 2002, we reported net charge-offs of $258,293. The significant portion of the net charge-off relates to a $250,000 write-down ($150,000 of which was written down during the third quarter of 2002) on a non-accruing commercial loan with a remaining carrying value of $260,000. There were no loans charged off during the nine months ended September 30, 2001.


Noninterest Income and Expenses

         Noninterest income in the first nine months of 2002 was $364,296, an increase of 92.7% over noninterest income of $189,067 in the first nine months of 2001. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $2,502,175 for the nine months ended September 30, 2002 compared to $2,000,491 for the same period in 2001. The $501,684 additional general and administrative expenses resulted primarily from the move into our new main office building in 2001 and the additional staff hired during the first nine months of 2001 to handle the current and anticipated future growth in both loans and deposits. Salaries and benefits in first nine months were $1,312,591, or an increase of $245,194. Salaries and benefits represented 52.5% of the total noninterest expense. Salaries and benefits in first nine months of 2001 were $1,067,397. All other expenses increased only $256,490. This increase relates primarily to $148,080 additional cost for outside services, $27,351 of added professional fees, and $47,504 of additional occupancy expenses. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The significant portion of the increase in professional fees relates to legal fees associated with loan collection efforts. The primary reason for the increase in occupancy cost is that the bank increased the amount of square footage that was being rented in the 2002 period. The significant portion of the remaining increases are related to $6,174 of additional marketing expenses and $25,016 of additional insurance expenses. The significant portion of the increase in insurance expense relates to the higher cost of deposit insurance that resulted from the higher level of deposits.

BALANCE SHEET REVIEW

General

         At September 30, 2002, we had total assets of $158.3 million, consisting principally of $135.4 million in loans, $16.0 million in investments and $4.6 million in cash and due from banks. Liabilities at September 30, 2002 totaled $148.4 million, consisting principally of $131.0 million in deposits and $14.5 million in FHLB advances and other borrowings. At September 30, 2002, shareholders' equity was $9.9 million.

Investments

         At September 30, 2002, the $15.3 million of investment securities portfolio available for sale represented approximately 9.7% of our total assets. We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $15.3 million and an amortized cost of $15.1 for an unrealized gain of $213,491.

         Contractual maturities and yields on our investments (all available for sale) at September 30, 2002 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on the comparison of investment securities coupon rates and the market interest rate as of September 30, 2002, the bank anticipates that between $2.7 million and $8.7 million may be called during the twelve months ending September 30, 2003.


                                        After one but
                      Within             Within Five               Over
                     one year    Yield      Years       Yield    Five Years    Yield    Total    Yield
                     --------    -----      -----       -----    ----------    -----    -----    -----

U.S.Government
    agencies                -        -   $    8,627     4.56%    $  1,643      6.05%   $ 10,270  4.80%
  Mortgage-backed
    securities              -        -            -        -        5,067      4.75%      5,067  4.75%
                    ------------------   --------------------    -------------------   ---------------
   Total                    -        -   $    8,627     4.56%    $  6,710      5.07%   $ 15,337  4.78%
                    ==================   ====================    ===================   ===============

         At September 30, 2002, the $292,621 of short-term investments in federal funds sold on an overnight basis comprised .18% of total assets at September 30, 2002, as compared to $100,841 or .09% of total assets at December 31, 2001.


Loans

         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the nine months ended September 30, 2002 and 2001 were $116.7 million and $60.2 million, respectively. Total loans outstanding at September 30, 2002 and December 31, 2001 were $137.0 million and $96.5 million, respectively, before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio:

                                           September 30, 2002                   December 31, 2001
                                           ------------------                   -----------------
                                        Amount          % of Total           Amount           % of Total
                                        ------          ----------           ------           ----------
Real estate:
  Commercial
   Owner occupied                    $ 20,935,437         15.28%           $ 16,532,696          17.13%
   Non-owner occupied                  37,444,732         27.33%             22,813,424          23.63%
   Construction                         5,075,371          3.70%              8,292,228           8.59%
                                     -------------------------------------------------------------------
                                       63,455,540         46.31%             47,638,348          49.35%
                                     -------------------------------------------------------------------
  Consumer
    Residential                        19,001,924         13.87%             12,898,543          13.36%
    Home Equity                        15,957,564         11.65%              8,937,054           9.26%
    Construction                        8,369,366          6.10%              3,972,206           4.11%
                                     -------------------------------------------------------------------
                                       43,328,654         31.62%             25,807,803          26.73%
                                     -------------------------------------------------------------------
      Total real-estate               106,784,194         77.93%             73,446,151          76.08%

Commercial business                    26,811,605         19.57%             20,529,004          21.27%
Consumer-other                          3,783,730          2.76%              2,812,703           2.91%
Deferred origination fees, net           (366,471)         (.26%)              (255,990)          (.26%)
                                     -------------------------------------------------------------------
                                      137,013,058        100.00%             96,531,868         100.00%
                                                        ========                               ========

Less allowance for loan
  Losses                               (1,653,954)                           (1,192,247)
                                     ------------                          ------------
      Total loans, net               $135,359,104                          $ 95,339,621
                                     ============                          ============


         The principal component of our loan portfolio at September 30, 2002 and at December 31, 2001 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

         At September 30, 2002 and at December 31, 2001, the allowance for loan losses was $1.7 million and $1.2 million, respectively, or 1.21% of outstanding loans at September 30, 2002 and 1.24% at December 31, 2001, respectively. During the nine months ended September 30, 2002, we charged off loans of $258,293. There were no loans charged off during the nine months ended September 30, 2001.

         At September 30, 2002, nonaccrual loans represented .19% of total loans. We had one commercial business loan of approximately $260,000 that was on nonaccrual status. We classified this loan and put it on non-accrual status during the first quarter of 2002. There was only one loan on nonaccrual status at December 31, 2001. During the first quarter of 2002, the bank obtained ownership through foreclosure procedures on the residential construction loan that was on nonaccrual status at December 31, 2001. At September 30, 2002, the bank carried this asset as real estate owned with a carrying value of approximately $423,150. The bank is in the process of completing the construction of this home. The bank carries all real estate acquired through foreclosure at the lower of cost or market value.

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

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at September 30, 2002 (dollars in thousands):

                                                           After one but
                                              One year      Within five        After
                                               or less        Years         five years    Total
                                               -------     -------------    ----------    -----

          Commercial                          $  14,836    $   11,925       $     29     $  26,790
          Real estate - constructio n             6,826         5,539          1,020        13,385
          Real estate-  mortgage                 15,754        75,092          2,201        93,047
          Consumer and other                      1,684         1,719            388         3,791
                                              ----------   ----------      ---------     ---------
              Total loans                     $  39,100    $   94,275       $  3,638     $ 137,013
                                              ==========   ==========      =========     =========


          Loans maturing after one year with:
            Fixed interest rates                                                         $  24,478
            Floating interest rates                                                      $  73,435


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

         The following is a table of deposits by category (dollars in thousands):


                                                   September 30, 2002           December 31, 2001
                                                   ------------------           -----------------

  Demand deposit accounts                       $  13,836       10.55%       $   7,729        8.34%
  NOW accounts                                     16,391       12.50%           8,295        8.95%
  Money market accounts                            21,579       16.54%          24,139       26.04%
  Savings accounts                                  1,620        1.23%             255         .27%
  Time deposits less than $100,000                 33,220       25.33%          31,900       34.41%
  Time deposits of $100,000 or more                44,396       33.85%          20,382       21.99%
                                                ---------     --------       ---------     --------

     Total deposits                             $ 131,042      100.00%       $  92,700      100.00%
                                                =========     ========       =========     ========

         Core deposits, which traditionally exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $86.8 million and $72.3 million at September 30 2002 and December 31, 2001, respectively. Our loan-to-deposit ratio was 103.3% and 102.8% at September 30, 2002 and December 31, 2001, respectively.

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

         The maturity distribution of our time deposits of $100,000 or more is as follows:

                                                 September 30, 2002     December 31, 2001
                                                 ------------------     -----------------
                                                           (Dollars in thousands)
                                                           ----------------------
     Three months or less                        $    8,596             $    7,929
     Over three through twelve months                23,505                  8,703
     Over twelve months                              12,295                  3,750
                                                 ----------------------------------------
     Total                                       $   44,396             $   20,382
                                                 ========================================

Borrowings

     At September 30, 2002 the bank had two advances totaling $8.0 million from the FHLB of Atlanta. These advances are secured with approximately $9.0 million of first mortgage loans, investment securities and stock in the FHLB. The $3.0 million advance with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006. The $5.0 million advance with a weighted rate of 1.63% has a maturity of July 16, 2004. The FHLB has the option to re-price this advance quarterly beginning on October 16, 2002.

             At September 30, 2002 the bank had $3.1 million of repurchase agreements from a brokerage firm. The repurchase agreements are secured with approximately $3.2 million of investment securities. The repurchase agreements mature within 90-days with a weighted average rate of 1.80%.

               At September 30, 2002 the company had a $1.7 million revolving line of credit with another bank with a maturity of May 17, 2004. At September 30, 2002 the company had outstanding $1.7 million. The company used $1,575,000 of the proceeds to increase its investment in the bank. The remaining $125,000 was used to establish an escrow fund to be used to pay interest. The line of credit bears interest at a rate of prime minus 1.25%, which at September 30, 2002 was 3.50%. The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of September 30, 2002 the company was in compliance with all covenants.

             At September 30, 2002 the bank had a $2.8 million of federal funds line of credit. This line of credit is unsecured and bears interest at the daily rate of federal funds plus 25 basis points (2.00% at September 30, 2002). At September 30, 2002, the bank had utilized $1.7 million of the line. The bank also had an unused $7.0 million line of credit with a brokerage firm, secured by $7.0 million of investment securities. This line of credit bears market interest rates based on the maturities of the various repurchase agreements. At September 30, 2002 the bank had assets pledged with the FHLB that would allow the bank to obtain $1.0 million of additional advances. The rate of the future advances will vary based on current market conditions and the length of the maturity of the advances obtained.


CAPITAL RESOURCES

         Total shareholders' equity amounted to $9.9 million at September 30, 2002 and $9.5 million at December 31, 2001. The increase during the nine months ended September 30, 2002 resulted from $423,568 of net income and $12,137 increase in the unrealized gains on investment securities.

           The following table shows the annualized return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since our inception, we have not paid any cash dividends.

                                               September 30,   December 31,
                                                    2002           2001
                                                    ----           ----

                     Return on average assets        .41%         - .11%

                     Return on average equity        6.07%        - .83%

                     Equity to assets ratio          6.25%        12.95%


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

         The following table sets forth the company's and the bank's various capital ratios at September 30, 2002 and December 31, 2001. At September 30, 2002 and December 31, 2001, both the company and the bank were in compliance with each of the applicable regulatory capital requirements and the bank was considered to be "well capitalized."

                                September 30, 2002         December 31, 2001
                                ------------------         -----------------
                                Company       Bank         Company      Bank
                                -------       ----         -------      ----

    Total risk-based capital       9.0%      10.3%           10.4%     10.1%

    Tier 1 risk-based capital      7.7%       9.1%            9.2%      8.9%

    Leverage capital               6.3%       7.4%            8.2%      8.2%


      Our objective is to maintain the capital levels such that the bank will continue to be considered well capitalized. Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past two years. As of September 30, 2002, there were no significant firm commitments outstanding for additional capital .


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

OFF-BALANCE SHEET RISK

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2002, unfunded commitments to extend credit were $31.6 million, of which approximately $7.9 million is at fixed rates and $23.7 million is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

           At September 30, 2002, there was a $623,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

         Because approximately 74% of our loans are variable rate loans at September 30, 2002, we are currently asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         At September 30, 2002 and December 31, 2001, our liquid assets, consisting of cash, due from banks and federal funds sold, amounted to $4.9 million and $3.0 million, representing 3.1% and 2.5% of total assets, respectively. Investment securities at September 30, 2002 and December 31, 2001 amounted to $16.0 million and $18.5 million, representing 10.1% and 15.6% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans, maturity of investment securities, and generation of deposits. During the fourth quarter of 2001, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. During the first three quarters of 2002, the bank utilized proceeds from the short-term advances from the FHLB and short-term repurchase agreements from brokerage firms, proceeds from sales of participations in loans originated, and an increase in deposits to fund the significant portion of the 2002 loan production. By utilizing the various short-term sources of funding, the bank was able to reduce its level of interest sensitivity while obtaining low cost funds. The bank is a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires securities, qualifying single family mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity at September 30, 2002 that is currently available from the FHLB based on the amount of collateral pledged is approximately $1.0 million. In addition, the bank maintains a federal funds purchased line of credit with a correspondent bank in the amount of $2.8 million. At September 30, 2002, the unused portion of the line was $1.1 million. We have also obtained a $10.0 million line of credit that is available from a brokerage firm that holds $10.0 million of investment securities as collateral. As of September 30, 2002, the bank had utilized approximately $3.1 million of the brokerage firm's line of credit.

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

         The following table presents our rate sensitivity at each of the time intervals indicated as of September 30, 2002. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

                                  Within     After three but       After one but        After
                                   three      within twelve         within five         five
                                  months          months               years            years     Total
                                  ------          ------               -----            -----     -----

                                                          (Dollars in thousands)

  Interest-earning assets:

   Federal funds sold           $    293      $        -            $        -         $     -   $     293

   Investment securities             500          10,214                 4,473             150      15,337

   Loans                         102,106           6,569                28,079             518     137,272
                               ---------      ----------            ----------         -------   ---------

   Total earning assets        $ 102,899      $   16,783            $   32,552         $   668   $ 152,902
                               ---------      ----------            ----------         -------   ---------

 Interest-bearing liabilities:

   Money market and NOW        $  37,970      $        -            $        -         $     -   $  37,970

   Regular savings                 1,620               -                     -               -       1,620

   Time deposits                  17,219          39,021                21,406               -      77,646

   Other borrowings                1,700               -                     -               -       1,700

   Repurchase Agreements           4,802               -                     -               -       4,802

   FHLB advances                   5,000               -                 3,000               -       8,000
                               ---------      ----------            ----------         -------   ---------

  Total interest-bearing
    liabilities                $  68,311      $   39,021            $   24,406         $     -   $ 131,738
                               ---------      ----------            ----------         -------   ---------

  Period gap                  $   34,588      $  (22,238)           $    8,146         $   668   $  21,164

  Cumulative gap              $   34,588      $   12,350            $   20,496         $21,164   $  21,164

  Ratio of cumulative gap to
    total earning assets           22.6%            8.1%                 13.4%           13.8%


ACCOUNTING, REPORTING AND REGULATORY MATTERS

          Accounting standards have been issued or proposed by the Financial Accounting Standards Board and are not required to be adopted until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Controls and Procedures
-------------------------------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

            None

      (b)  Reports on Form 8-K

          The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

      99.1 The company filed a Form 8-K on August 9, 2002 to disclose that the Chief Executive Officer, R. Arthur Seaver, Jr. and the Chief Financial Officer, James M. Austin, III, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     GREENVILLE FIRST BANCSHARES, INC.



Date: November 12,  2002
                                      /s/  R. Arther Seaver
                                     -------------------------------------
                                     R. Arthur Seaver, Jr.
                                     Chief Executive Officer


                                      /s/ James M. Austin, III
                                     -------------------------------------
                                     James M. Austin, III
                                     Chief Financial Officer

                                CEO Certification

I, R. Arthur Seaver, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greenville First Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002       By: /s/ R. Arthur Seaver, Jr.
                                    ------------------------------------------
                                    R. Arthur Seaver, Jr.
                                    President and Chief Executive Officer

                                CFO Certification

I, James M. Austin, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greenville First Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002      By: /s/ James M. Austin, III
                                   -------------------------------------------
                                    James M. Austin, III
                                    Chief Financial Officer