Form 10KSB
period 2002-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2003-03-28
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant To Section 13 Or 15(d)of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 2002.
                                       Or

[ ] Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities Exchange Act Of 1934
         For the Transition Period from             to
                                        -----------    ------------

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                      58-2459561
---------------------------                  -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

112 Haywood Road
Greenville , S.C.                                           29607
----------------------------                 -----------------------------------
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
Yes X    No
   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenue for its most recent fiscal year was $8,673,081. As of March 20, 2002, 1,150,000 shares of Common Stock were issued and outstanding.

     The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 20, 2002 is $11,265,450. This calculation is based upon an estimate of the fair market value of the Common Stock of $14.00 per share, which was the price of the last trade of which management is aware prior to this date.

     Transitional Small Business Disclosure Format. (Check one): Yes     No  X
                                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
Company's Proxy Statement for the 2002 Annual Meeting of Shareholders   Part III

Item 1.    Description of Business
----------------------------------

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

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

     In October 1999 we commenced our initial public offering and raised $10,646,700 net of underwriting discounts and commissions. On January 10, 2000, we opened the bank. Of the net proceeds from the offering, we have used $10,400,000 to capitalize the bank. The bank's funds were applied primarily to provide funds for the bank's investments and lending operations, for leasing our temporary and permanent facilities, for furnishing and equipping the bank, and for other general corporate purposes.

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

     Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank, at December 31, 2002, the bank has a self-imposed loan limit of $1.8 million, which represents approximately 100% of our legal lending limit at December 31, 2002. However, these limits could drop should the bank incur losses, and therefore have less capital. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

     Real Estate Mortgage Loans. At December 31, 2002, loans secured by first or second mortgages on real estate made up 78% of the bank's loan portfolio. These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

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

     o Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

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

     We also offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce the bank's risk. Government guarantees of SBA loans do not exceed 80% of the loan value and are generally less. As of December 31, 2002, the bank has not originated any small business loans utilizing government enhancements.

     The well-established banks in the Greenville County area make proportionately more loans to medium to large-sized businesses than we can. Many of the bank's commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

Other Banking Services

     The bank offers other bank services including safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by mail. The bank is associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to its customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We began offering Internet services in the second quarter of 2000. We do not expect the bank to exercise trust powers during its next few years of operation.

Market Share

     As of June 30, 2002, the most recent date for which market data is available, total deposits in the bank's primary service area were almost $6.1 billion, which represented a 13.9% deposit increase from 2001. At June 30, 2002 the bank represented 2.1% of the market. Our plan over the next five years is to grow our deposit base to $250 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

     As of March 20, 2003, the bank had 26 employees and the holding company had no full-time employees.

                           Supervision and Regulation

     Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991 and the Gramm-Leach Bliley Act in 1999, numerous additional regulatory requirements have been placed on the national banking industry in the past several years and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.


Gramm-Leach-Bliley Act

     On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. President Clinton signed the Act into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

     o   The deposit operations of the bank also are subject to:
     o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
     o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Competition

     The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Greenville County area and elsewhere. As of March 20, 2003, there were 24 commercial banks and 2 savings banks operating in Greenville County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services, including extensive and established branch networks and trust services, that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.


Item 2.    Description of Property
----------------------------------

     Our main office facility opened on January 16, 2001 at 112 Haywood Road, Greenville, South Carolina. We intend to lease the main office for approximately $27,000 per month for 20 years. The facility is located at the corner of Haywood Road and Halton Road in downtown Greenville. The bank is leasing the building. The building is a full service banking facility with three drive-through-banking stations and an automatic teller machine. Between January 10, 2000, the date the bank opened for business and the opening of our new facility, we operated our headquarters and a full-service branch in a temporary facility that was located on the same site as the permanent facility.

Item 3.    Legal Proceedings.
----------------------------

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


Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     Since our public offering on October 26, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "GVBK." However, trading and quotations in our common stock have been limited and sporadic and we do not believe that there is a publicly established trading market in the common stock. The price of the last trade of which we are aware is $14.00 per share, but we have not determined that this trade was the result of arm's length negotiations between the parties and we can provide no assurance this price reflects the market value of our common stock. Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,150,000 shares were outstanding as of March 20, 2003. We have approximately 950 shareholders of record.

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

The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
                                                                                             Number of securities
                                   Number of securities                                     remaining available for
                                       to be issued               Weighted-average           future issuance under
                                     upon exercise of             exercise price of        equity compensation plans (c)
                                   outstanding options,         outstanding options,         (excluding securities)
Plan Category                     warrants and rights (a)      warrants and rights (b)      reflected in column (a))
-------------                     -------------------          -------------------          ------------------------
Equity compensation
plans approved by
security holders (1)                      124,000                      $10.13                        48,500

Equity compensation
plans not approved
by security holders(2)                    129,950                      $10.00                             -

         Total                            253,950                      $10.06                        48,500

(1) The 172,500 of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.
(2) Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The 129,950 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

     The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

           2002                        High                   Low
           ----                        ----                   ---
       First Quarter                 $ 12.00              $  10.50
      Second Quarter                   19.00                 10.90
       Third Quarter                   12.00                 10.25
      Fourth Quarter                   13.50                 11.00

           2001                        High                   Low
           ----                        ----                   ---
       First Quarter                 $ 10.38               $  8.62
      Second Quarter                   12.90                  8.50
       Third Quarter                   11.07                 10.10
      Fourth Quarter                   11.50                 10.06

     The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation.
---------------------

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

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     o   the effects of future economic conditions;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
     o   our ability to control costs, expenses, and loan delinquency rates; and
     o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.
     o   the level of allowance for loan loss;
     o   the rate of delinquencies and amounts of charge-offs;
     o   the rates of loan growth;
     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

GENERAL

     The following is a discussion of our financial condition as of December 31, 2002 and the results of operations for the year ended December 31, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the Management and Discussion section of this document and included in Note 1 to the consolidated financial statements.

NATIONAL AND ECONOMIC EVENTS

     Nationally, during most of 2001 and during 2002, the United States experienced a slowing economy following a tenth year of expansion. During this period, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the fourth quarter of 2002, the Federal Reserve reduced the Federal Funds rate down an additional 50 basis points.

     Despite sharply lower short-term rates, stimulus to the economy has been muted and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, many observers expect Congress to pass an economic stimulus plan. Many economists believe the Federal Reserve will begin increasing interest rate in the second half of the 2003 year. No assurance can be given that the Federal Reserve will take such action. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

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

INCOME STATEMENT REVIEW
Net Interest Income

     Net interest income, the largest component of our income, was $4,660,647 in 2002 compared to $2,957,313 in 2001, or an increase of 57.6%. The level of net interest income is determined by the level of earning assets and the successfully managing of the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income.

     Interest income for 2002 of $8,152,830 consisted of $7,390,202 on loans, $712,699 in investments, and $49,929 on federal funds sold. Interest income for the year 2001 of $6,310,254 included $5,186,555 on loans, $963,087 on investments, and $160,612 on federal funds sold.

     Interest expense for 2002 of $3,492,183 consisted of $3,160,563 related to deposits and $331,620 related to borrowings. Interest expense for 2001 of $3,352,941 consisted of $3,243,960 related to deposits and $108,981 related to borrowings.

     The following table sets forth, for the years ended December 31, 2002 and 2001, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

          Average Balances, Income and Expenses, and Rates (in $000's)
                                                                    For the years ended December 31,
                                                                 2002                                     2001
                                                                 ----                                     ----

                                                   Average     Income/   Yield/           Average    Income     Yield/
                                                   Balance     Expense   Rate             Balance    Expense    Rate
                                                   -------     -------   ----             -------    -------    ----
   Earning Assets:
     Federal funds sold                            $   2879    $   50    1.74%            $  3,716   $   160     4.31%
     Investment securities                           14,913       713    4.78%              15,456       963     6.23%
     Loans                                          123,261     7,390    6.00%              67,046     5,187     7.74%
                                                   ---------------------------            ----------------------------
        Total earning-assets                        141,053     8,153    5.78%              86,218     6,310     7.32%
                                                               ------                                -------
   Non-earning assets                                 7,112                                  5,364
                                                   --------                               --------
        Total assets                               $148,165                               $ 91,582
                                                  =========                               ========

   Interest-bearing liabilities:
     NOW accounts                                  $ 27,367    $  261     .95%            $ 12,559   $   164     1.31%
     Savings & money market                          22,811       316    1.39%              19,588       675     3.45%
     Time deposits                                   71,846     2,584    3.60%              42,982     2,405     5.60%

        Total interest-bearing deposits             122,024     3,161    2.59%              75,129     3,244     4.32%
     FHLB advance                                     7,090       216    3.05%               1,858        74     3.98%
     Other borrowings                                 5,293       116    2.19%               1,333        35     2.63%
                                                   ---------------------------            ----------------------------
        Total interest-bearing liabilities          134,407     3,493    2.60%              78,320     3,353     4.28%
                                                               ------                                -------
   Non-interest bearing liabilities                   4,023                                  3,813
   Shareholders' equity                               9,735                                  9,449
                                                   --------                               --------
        Total liabilities and shareholders'
          equity                                   $148,165                               $ 91,582
                                                   ========                               ========

   Net interest spread                                                      3.18%                                  3.04%
   Net interest income/margin                                  $4,660       3.30%                    $ 2,957       3.43%
                                                               ------                                -------

     Our net interest spread was 3.18% for the year ended December 31, 2002 as compared to 3.04% for the year ended December 31, 2001. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

     Our net interest margin for the period ended December 31, 2002 was 3.30% as compared to 3.43% for the year ended December 31, 2001. During 2002, earning assets averaged $141.1 million as compared to $86.2 million in 2001. The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

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

                                               December 31, 2002 vs 2001                 December 31, 2001 vs 2000
                                       ------------------------------------------------------------------------------------
                                       Increase (Decrease) Due to                Increase (Decrease) Due to
                                       ------------------------------            ------------------------------
                                                              Rate/                                     Rate/
                                        Volume      Rate     Volume     Total     Volume      Rate     Volume     Total
                                       ------------------------------------------------------------------------------------

Interest income
  Loans                                $  4,349     (1,167)     (979)     2,203     4,213       (477)     (867)     2,869
  Investment securites                      (34)      (224)        8       (250)      543        (10)      (12)       521
  Federal funds sold                        (36)       (96)       22       (110)     (150)      (127)       49       (228)
                                       ------------------------------------------------------------------------------------
      Total interest income               4,279     (1,487)     (949)     1,843     4,606       (614)     (830)     3,162
                                       ------------------------------------------------------------------------------------

Interest expense
  Deposits                                2,025     (1,298)     (810)       (83)    2,532       (305)     (507)     1,720
  FHLB advances                             208        (17)      (49)       142        74          -         -         74
  Other borrowings                          104         (6)      (17)        81        35          -         -         35
                                       ------------------------------------------------------------------------------------
      Total interest expense              2,337     (1,321)     (876)       140     2,641       (305)     (507)     1,829
                                       ------------------------------------------------------------------------------------

Net interest income                    $  1,942       (166)      (73)     1,703     1,965       (309)     (323)     1,333
                                       ====================================================================================


Provision for Loan Losses

     Included in the results of operations for the periods ended December 31, 2002 and 2001 is a non-cash expense of $1.1 million and $600,000, respectively, related to the provision for loan losses. The loan loss reserve was $1.8 million and $1.2 million as of December 31, 2002 and 2001, respectively. The allowance for loan losses as a percentage of gross loans was 1.22% at December 31, 2002 and 1.24% at December 31, 2001. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. For the year ended December 31, 2002, we reported net charge-offs of $418,098. Included in the $418,098 was the writedown on a commercial business loan in the amount of $410,000. The remaining $8,098 of the charge-offs in 2002 related to credit lines associated with customer checking accounts. For the year ended December 31, 2001, we reported net charge-offs of $7,753. All of the charge-offs in 2001 related to credit lines associated with customer checking accounts.

Noninterest Income and Expense

     Noninterest income in 2002 was $520,251, an increase of 83.2% over noninterest income of $283,991 in 2001. This increase was primarily due to increases in service charges on deposits, increases in fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

     We incurred general and administrative expenses of $3.4 million for the year ended December 31, 2002 compared to $2.8 million for the 2001 year. The $596,000 additional general and administrative expenses resulted primarily from the additional staff hired during 2001 to handle the current and anticipated future growth in both loans and deposits.

Salaries  and  benefits in 2002 were $1.8  million,  or an increase of $288,000.
Salaries and benefits represented 52.4% of the total noninterest expense. Salaries and benefits in 2001 were $1.5 million. All other expenses increased only $308,295. This increase relates primarily to $184,784 additional cost for outside services, $25,841 of added professional fees, and $61,482 of additional occupancy expenses. The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The significant portion of the increase in professional fees relates to legal fees associated with loan collection efforts. The primary reason for the increase in occupancy cost is that the bank increased the amount of square footage that was being rented in the 2002 period. The significant portion of the remaining increases are related to $9,454 additional marketing expense and $30,355 of additional insurance expenses. The significant portion of the increase in insurance expense relates to the higher cost of deposit insurance resulting from the higher level of deposits.

     No income tax income tax benefit or expense was recorded in 2002. A $22,000 benefit for income taxes was recorded in 2001.

BALANCE SHEET REVIEW

General
     At December 31, 2002, we had total assets of $170.4 million, consisting principally of $148.1 million in loans, $14.8 million in investments and $4.4 million in cash and due from banks. Liabilities at December 31, 2002 totaled $160.1 million, consisting principally of $133.6 million in deposits, $13.0 million in FHLB advances, and $9.1 million of short-term borrowings. At December 31, 2002, shareholders' equity was $10.2 million.

Investments
     At December 31, 2002, the $14.6 million of investment securities portfolio represented approximately 8.6% of our total assets. We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $14.6 million and an amortized cost of $14.4 million for an unrealized gain of $ 224 thousand.

     Contractual maturities and yields on our investments (all available for sale) at December 31, 2002 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on the comparison of investment securities coupon rates and the market interest rate as of December 31, 2002, the bank anticipates that approximately $8.6 million will be called during the 2003 year.

                                        After one but
                      Within             Within five               Over
                     one year    Yield      Years       Yield     Five years    Yield      Total      Yield
                     --------    -----   -----------    -----     ----------    -----      -----      ------
   U.S.Government
   agencies          $      -        -   $     8,157    4.54%     $ 1,627       6.05%     $   9,784    4.79%
   Mortgage-backed
   securities               -        -             -       -%       4,808       4.73%         4,808    4.73%
                     -----------------   --------------------     -------------------     ------------------
   Total                    -        -   $     8,157    4.54%     $ 6,435       5.06%     $  14,592    4.77%
                     =================   ====================     ===================     ==================

     At December 31, 2002, the $42,000 of short-term investments in federal funds sold on an overnight basis comprised .02% of total assets at December 31, 2002, as compared to $101,000, or .09% of total assets, at December 31, 2001.

Loans
     Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the years ended December 31, 2002 and 2001 were $123.3 million and $67.0 million, respectively. Total loans outstanding at December 31, 2002 and 2001 were $149.9 million and $96.5 million, respectively, before allowance for loan losses.

     The following table summarizes the composition of the loan portfolio at December 31:

                                                              2002                                 2001
                                                              ----                                 ----
                                                    Amount           % of Total           Amount           % of Total
                                                    ------           ----------           ------           ----------
Real estate:
  Commercial
   Owner occupied                                 $ 22,653,311         15.11%             $ 16,532,696       17.13%
   Non-owner occupied                               43,076,993         28.74%               22,813,424       23.63%
   Construction                                      4,007,650          2.67%                8,292,228        8.59%
                                                  -------------------------------------------------------------------
      Total commercial real-estate                  69,737,954         46.52%               47,638,348       49.35%
                                                  -------------------------------------------------------------------

  Consumer
    Residential                                     25,499,625         17.01%               12,898,543       13.36%
    Home Equity                                     18,069,407         12.05%                8,937,054        9.26%
    Construction                                     4,199,848          2.80%                3,972,206        4.11%
                                                  -------------------------------------------------------------------
      Total consumer real-estate                    47,768,880         31.86%               25,807,803       26.73%
                                                  -------------------------------------------------------------------
      Total real-estate                            117,506,834         78.39%               73,446,151       76.08%

Commercial business                                 28,192,407         18.81%               20,529,004       21.27%
Consumer-other                                       4,590,552          3.06%                2,812,703        2.91%
Deferred origination fees, net                        (386,632)         (.26%)                (255,990)       (.26%)
                                                  -------------------------------------------------------------------
 Total gross loans, net of deferred fees           149,903,161        100.00%               96,531,868      100.00%
                                                                     ========                              ========

Less--allowance for loan losses                     (1,824,149)                             (1,192,247)
                                                  ------------                            ------------

 Total loans, net                                 $148,079,012                            $ 95,339,621
                                                  ============                            ============


         The principal component of our loan portfolio at year-end 2002 and 2001 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

     At December 31, 2002 and 2001, the allowance for loan losses was $1.8 million and $1.2 million, respectively, or 1.22% of outstanding loans at December 31, 2002 and 1.24% at December 31, 2001, respectively. During the year ended December 31, 2002, we charged off loans of $418,098. During the year ended December 31, 2001, we charged off loans of $7,753.

     At December 31, 2002, nonaccrual loans represented .1% of total loans. At December 31, 2002 and 2001, the bank had $113,105 and $359,987, respectively on non-accrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

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

     The following table summarizes the loan maturity distribution, by type, and
related  interest  rate   characteristics  at  December  31,  2002  (dollars  in
thousands):

                                                          After one but
                                              One year     within five       After
                                              or less         years         five years     Total
                                              -------         -----         ----------     -----


              Commercial                    $    17,039   $    11,098     $        55     $   28,192

              Real estate - construction          7,173         1,034               -          8,207

              Real estate - mortgage             15,810        89,479           3,624        108,913

              Consumer and other                  1,651         2,546             394          4,591
                                            -----------   -----------     -----------     ----------

              Total loans                   $    41,673   $   104,157     $     4,073     $  149,903
                                            -----------   -----------     -----------     ----------


              Loans maturing after one year with:

              Fixed interest rates                                                        $   30,812

              Floating interest rates                                                     $   77,418

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

     The following is a table of deposits by category at December 31 (dollars in thousands):

                                                               2002                           2001
                                                               ----                           ----

     Demand deposit accounts                      $     13,809         10.34%       $   7,729        8.34%
     NOW accounts                                       15,378         11.51%           8,295        8.95%
     Money market accounts                              19,727         14.77%          24,139       26.04%
     Savings accounts                                    1,774          1.33%             255         .27%
     Time deposits less than $100,000                   32,024         23.98%          31,900       34.41%
     Time deposits of $100,000 or more                  50,851         38.07%          20,382       21.99%
                                                  ---------------------------------------------------------

     Total deposits                               $    133,563        100.00%       $  92,700      100.00%
                                                  =========================================================


     Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $82.7 million and $72.3 million at December 31, 2002 and 2001, respectively. The increase in time deposits of $100,000 or more resulted from the bank utilizing deposits that were obtained outside of the bank's primarily market. At December 31, 2002 the total of deposits outside of the bank's primary market totaled $46.2 million. The bank anticipates being able to either renew or replace these deposits when they mature, however, no assurance can be given that the bank will be able to replace these deposits with the same terms or rates. Our loan-to-deposit ratio was 111% and 103% at year-end 2002 and 2001, respectively. The maturity distribution of our time deposits of $100,000 or more at December 31, 2002 and 2001 is as follows:

                                                         2002                       2001
                                                         ----                       ----
                                                              (Dollars in thousands)
     Three months or less                             $   13,226                 $   7,929
     Over three through six months                         9,155                     3,680
     Over three through twelve months                     10,391                     5,023
     Over twelve months                                   18,079                     3,750
                                                      --------------------------------------
     Total                                            $   50,851                 $  20,382
                                                      ======================================

Borrowings

     At December 31, 2002 the bank had $7,892,000 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.38% that mature in less than 90 days. These agreements are secured with approximately $8,000,000 of investment securities. The securities under agreement to repurchase averaged $4,349,076 during 2002, with $8,482,600 being the maximum amount outstanding at any month-end.

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

     At December 31, 2002 the bank had utilized $1,215,000 of its $3,700,000 of federal funds purchased line of credit. At December 31, 2001 the bank had utilized $800,000 of its $2,800,000 of federal funds purchased line of credit. These lines of credit are unsecured and bear interest at the daily rate of federal funds plus 25 basis points (1.50% at December 31, 2002).

     At December 31, 2002 the bank had $13,000,000 of advances from the FHLB. These advances are secured with approximately $22,400,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the term and maturities of the advances:

     o The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB has the option to re-price this advance as of April 16, 2003.
     o The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB has the option to re-price this advance as of October 15, 2003.
     o The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

     At December 31, 2001 the bank had $6,000,000 of advances from the FHLB of Atlanta. These advances are secured by a combination of approximately $9,000,000 of first mortgage loans, investment securities and stock in the FHLB. The maturity on $3,000,000 of the advances with a weighted rate of 2.67% is March 27, 2002 and the remaining $3,000,000 with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

     At December 31, 2002 the company had a $2,500,000 revolving line of credit with another bank with a maturity of June 30, 2003. At December 31, 2002, the company had outstanding $2,500,000. The company used $2,375,000 of the proceeds to increase its investment in the Bank. The remaining $125,000 was used to establish a $125,000 escrow fund to be used to pay interest payments. The line of credit bears interest at a rate of prime minus 1.25%, which at December 31, 2002 was 3.00%. The company has pledged all of the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of December 31, 2002, the company believes it is in compliance with all covenants.


CAPITAL RESOURCES
     Total shareholders' equity amounted to $10,231,789 at December 31, 2002 and $9,459,419 at December 31, 2001. The increase between 2001 and 2002 primarily resulted from the $752,416 of net income incurred during 2002, and the $19,954 increase in unrealized gain on investment securities, net of tax.

     The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 2002 and 2001. Since our inception, we have not paid cash dividends.

                                                  2002         2001
                                                  ----         ----

                   Return on average assets        0.5%        -0.1%

                   Return on average equity       7.73%        -1.3%

                   Equity to assets ratio          6.0%         8.0%


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

     The following table sets forth the company's and the bank's various capital ratios at December 31, 2002 and 2001. At December 31, 2002 and 2001, we both were in compliance with each of the applicable regulatory capital requirements and were considered to be "well capitalized" at the bank level.

                                           2002                      2001
                                           ----                      ----
                                     The         The           The        The
                                   Company       Bank        Company      Bank
                                   -------       ----        -------      ----


       Total risk-based capital       8.6%       10.3%         10.4%      10.1%

       Tier 1 risk-based capital      7.4%        9.1%          9.2%       8.9%

       Leverage capital               6.1%        7.5%          8.2%       7.9%

     We believe that capital is sufficient to fund the activities of the bank over the next two years. The company is currently evaluating various alternatives for increasing capital. It is management's objective to maintain the capital levels such that the bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. We do anticipate that capital levels will be maintained at levels that will allow the company and the bank to qualify as being adequately capitalized as defined by OCC regulations. Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past three years. As of December 31, 2002, there were no significant firm commitments outstanding for capital expenditures.


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

OFF-BALANCE SHEET RISK

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2002, unfunded commitments to extend credit were $34,086,000, of which $2,103,000 is at fixed rates and $31,983,000 is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

     At December 31, 2002, there was a $877,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

     Due to the fact that approximately 75% of our loans were variable rate loans at December 31, 2002, we are currently asset sensitive during the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

     At December 31, 2002 and 2001, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4,471,026 and $2,982,956, representing 2.6% and 2.5% of total assets, respectively. Investment securities at December 31, 2002 and 2001 amounted to $15,497,190 and $18,468,460, representing 9.10% and 15.6% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

     We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans and maturity of investment securities, and generation of deposits. During most of 2002, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $3,700,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires that securities, qualifying single family mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2002 was $3.7 million and assumes that the bank's $650,000 investment in FHLB stock as well as qualifying mortgages would be pledged to secure any future borrowings. During the first quarter of 2003, the bank became eligible to pledge first mortgage commercial loans. The pledging of the commercial mortgage loans increase the bank's borrowing capacity by $18.6 million. The bank plans to use the additional borrowing capacity to both fund anticipated additional loans and for short-term liquidity needs that may arise.

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

     The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2002. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

                                       Within       After three but       After one but      After
                                        three        within twelve         within five        five
                                       months           months                years          years
                                       ------           ------                -----          -----

                                                                                                             Total
                                                                  (Dollars in thousands)
Interest-earning assets:
  Federal funds sold               $           42    $         -         $          -     $           -  $          42
  Investment securities                     8,917            750                4,518               407         14,592
  Loans                                   112,052          7,039               30,090               722        149,903
                                    --------------    -----------------   ---------------  -------------  ------------

Total earning assets               $      121,011    $     7,789         $     34,608     $       1,129  $     164,537
                                    --------------    -----------------   ---------------  -------------  -------------

Interest-bearing liabilities:
  Money market and NOW             $       35,104    $         -         $          -     $           -  $      35,104
  Regular savings                           1,774              -                    -                 -          1,774
  Time deposits                            22,915         33,689               26,273                 -         82,877
  Federal funds purchased                   1,215              -                    -                 -          1,215
  Repurchase Agreements                     7,892              -                    -                 -          7,892
  Note payable                              2,500              -                    -                 -          2,500
  FHLB advances                             5,000          5,000                 3,000                -         13,000
                                    --------------    -----------------   ---------------  -------------  -------------

Total interest-bearing
liabilities                        $       76,400    $    38,689         $     29,273     $           -  $     144,362
                                    --------------    -----------------   ---------------  -------------  -------------

Period gap                         $       44,611    $   (30,900)        $     5,335      $       1,129 $       20,175
Cumulative gap                     $       44,611    $    13,711         $    19,046      $      20,175 $       20,175

Ratio of cumulative gap to
   total earning assets                     27.1%           8.3%               11.6%              12.3%


ACCOUNTING, REPORTING AND REGULATORY MATTERS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The company adopted the provisions of SFAS NO. 143 on January 1, 2003 with no impact on financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the company.

     In April 2002, The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The company adopted the provisions of this statement on January 1, 2003 with no impact on financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the company's financial statements.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.  Financial Statements
-----------------------------



                          INDEX TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



Report of Independent Public Accountant.......................................31

Consolidated Balance Sheets...................................................32

Consolidated Statements of Operations.........................................33

Consolidated Statements of Shareholders' Equity...............................34

Statements of Cash Flows......................................................35

Notes to Consolidated Financial Statements....................................36

                        GREENVILLE FIRST BANCSHARES, INC.
                                 AND SUBSIDIARY


                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Directors
Greenville First Bancshares, Inc. and Subsidiary
Greenville, South Carolina


     We have audited the accompanying consolidated balance sheets of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Elliott Davis, LLC

Elliott Davis, LLC
Greenville, South Carolina
February 14, 2003

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                       -------------------------------------
                                                                                             2002                2001
                                                                                       -----------------   -----------------
                                                          Assets
    Cash and due from banks                                                              $   4,429,290      $   2,882,115
    Federal funds sold                                                                          41,736            100,841
    Investment securities available for sale                                                14,592,190         17,913,460
    Other investments, at cost                                                                 905,000            555,000
    Loans, net                                                                             148,079,012         95,339,621
    Accrued interest                                                                           730,028            840,448
    Property and equipment, net                                                                785,942            890,761
    Other real estate owned                                                                    524,625                  -
    Other assets                                                                               269,840             42,764
                                                                                      ------------------   -----------------
             Total assets                                                                $ 170,357,663      $ 118,565,010
                                                                                      ==================   =================

                                           Liabilities and Shareholders' Equity

Liabilities
    Deposits                                                                             $ 133,563,270      $  92,700,010
    Official checks outstanding                                                                889,270            891,129
    Federal funds purchased and repurchase agreements                                        9,107,000          8,482,600
    Federal Home Loan Bank advances                                                         13,000,000          6,000,000
    Note payable                                                                             2,500,000                  -
    Accrued interest payable                                                                   606,072            748,091
    Accounts payable and accrued expenses                                                      460,262            283,761
                                                                                      ------------------   -----------------
         Total liabilities                                                                 160,125,874        109,105,591
                                                                                      ------------------   -----------------

Commitments and contingencies - Note 11

Shareholders' equity
    Preferred stock, par value $.01 per share, 10,000,000 shares
      authorized, no shares issued                                                                   -                  -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued                                                              11,500             11,500
    Additional paid-in capital                                                              10,635,200         10,635,200
    Accumulated other comprehensive income                                                     147,733            127,779
    Retained deficit                                                                          (562,644)        (1,315,060)
                                                                                      ------------------   -----------------
         Total shareholders' equity                                                         10,231,789          9,459,419
                                                                                      ------------------   -----------------
         Total liabilities and shareholders' equity                                      $ 170,357,663      $ 118,565,010
                                                                                      ==================   =================


See notes to consolidated financial statements that are an integral part of these consolidated statements.


                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               For the years ended
                                                                                                   December 31,
                                                                                      --------------------------------------
                                                                                            2002                2001
                                                                                      ------------------  ------------------

Interest income
    Loans                                                                                  $  7,390,202       $  5,186,555
    Investment securities                                                                       712,699            963,087
    Federal funds sold                                                                           49,929            160,612
                                                                                      ------------------  ------------------

         Total interest income                                                                8,152,830          6,310,254
Interest  expense
   Deposits                                                                                   3,160,563          3,243,960
   Borrowings                                                                                   331,620            108,981
                                                                                      ------------------  ------------------
        Total interest expense                                                                3,492,183          3,352,941
                                                                                      ------------------  ------------------
         Net interest income before provision for loan losses                                 4,660,647          2,957,313
   Provision for loan losses                                                                  1,050,000            600,000
                                                                                      ------------------  ------------------
         Net interest income after provision for loan losses                                  3,610,647          2,357,313
                                                                                      ------------------  ------------------
Noninterest income
    Loan fee income                                                                             155,401             81,974
    Service fees on deposit accounts                                                            182,667             94,612
    Other income                                                                                182,183            107,405
                                                                                      ------------------  ------------------
         Total noninterest income                                                               520,251            283,991
                                                                                      ------------------  ------------------

Noninterest expenses
    Salaries and benefits                                                                     1,768,878          1,481,173
    Professional fees                                                                           153,257            127,416
    Marketing                                                                                   123,553            114,099
    Insurance                                                                                    93,282             62,927
    Occupancy                                                                                   587,783            526,301
    Data processing and related costs                                                           473,577            288,793
    Telephone                                                                                    23,674             20,663
    Other                                                                                       154,478            161,110
                                                                                      ------------------  ------------------
         Total noninterest expenses                                                           3,378,482          2,782,482
                                                                                      ------------------  ------------------
         Income (loss) before income taxes benefit                                              752,416           (141,178)

Income tax benefit                                                                                    -             22,000
                                                                                      ------------------  ------------------
Net income (loss)                                                                          $    752,416       $   (119,178)
                                                                                      ==================  ==================

Earnings (loss) per common share:
    Basic                                                                                  $        .65       $       (.10)
                                                                                      ==================  ==================
    Diluted                                                                                $        .64       $       (.10)
                                                                                      ==================  ==================

Weighted average common shares outstanding
   Basic                                                                                      1,150,000          1,150,000
                                                                                      ==================  ==================
   Diluted                                                                                    1,169,251          1,150,000
                                                                                      ==================  ==================

              See notes to consolidated financial statements that are an integral part of these consolidated statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                               Accumu-
                                                                                lated
                                                                                other                             Total
                                                              Additional       compre-                           share-
                                       Common stock             paid-in        hensive          Retained        holders'
                                ---------------------------
                                  Shares        Amount          capital         income          deficit          equity
                                -----------  --------------  -------------- ---------------  ---------------  --------------

   December 31, 2000             1,150,000   $    11,500     $10,635,200    $   24,162       $  (1,195,882)   $  9,474,980

   Net loss                              -             -               -             -            (119,178)       (119,178)

   Comprehensive loss, net
   of tax -
     Unrealized holding gain
     on securities available
     for sale                            -             -               -       103,617                   -         103,617
                                                                                                              --------------

   Comprehensive loss                    -             -               -             -                   -         (15,561)
                                -----------  --------------  -------------- ---------------  ---------------  --------------

   December 31, 2001             1,150,000        11,500      10,635,200       127,779          (1,315,060)      9,459,419

   Net  income                           -             -               -             -             752,416         752,416

   Comprehensive income, net
   of tax -
      Unrealized holding gain
      on securities available
      for sale                           -             -               -        19,954                   -          19,954
                                                                                                              --------------

   Comprehensive income                  -             -               -             -                   -         772,370
                                -----------  --------------  -------------- ---------------  ---------------  --------------

   December 31, 2002             1,150,000   $    11,500     $10,635,200    $  147,733       $    (562,644)   $ 10,231,789
                                ===========  ==============  ============== ===============  ===============  ==============









See notes to consolidated financial statements that are an integral part of these consolidated statements.

                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               For the years ended
                                                                                                   December 31,

                                                                                   --------------------------------------------
                                                                                          2002                    2001
                                                                                   --------------------   ---------------------

Operating activities
    Net income (loss)                                                              $      752,416         $        (119,178)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Provision for loan losses                                                         1,050,000                   600,000
      Depreciation and other amortization                                                 209,810                   192,546
      Accretion and amortization of securities
         discounts and premium, net                                                        56,320                   (32,917)
      Increase in other assets, net                                                      (278,294)                 (292,561)
      Increase (decrease) in other liabilities, net                                        22,344                   (89,176)
                                                                                   --------------------   ---------------------
           Net cash provided by operating activities                                    1,812,596                   258,714
                                                                                   --------------------   ---------------------

Investing activities
      Origination of loans, net                                                       (54,152,378)              (49,914,594)
      Purchase of property and equipment                                                 (104,991)                 (466,686)
      Purchase of securities available for sale                                       (11,494,137)              (18,328,767)
      Principal repayments and maturity of investment securities
         available for sale                                                            14,439,320                 9,394,736
                                                                                   --------------------   ---------------------
           Net cash used for investing activities                                     (51,312,186)              (59,315,311)
                                                                                   --------------------   ---------------------

Financing activities
    Increase in deposits, net                                                          40,863,260                42,705,581
    Increase in federal funds purchased and repurchase agreements                         624,400                 8,482,600
    Proceeds from note payable                                                          2,500,000                         -
    Proceeds from Federal Home Loan Bank advances                                       7,000,000                 6,000,000
                                                                                   --------------------   ---------------------
           Net cash provided by financing activities                                   50,987,660                57,188,181
                                                                                   --------------------   ---------------------
           Net increase (decrease) in cash and cash equivalents                         1,488,070                (1,868,416)

Cash and cash equivalents at beginning of  the year                                     2,982,956                 4,851,372

                                                                                   --------------------   ---------------------

Cash and cash equivalents at end of the year                                       $    4,471,026         $       2,982,956
                                                                                   ====================   =====================

Supplemental information
    Cash paid for
      Interest                                                                     $    3,634,202         $       3,163,044
                                                                                   ====================   =====================
      Income taxes                                                                 $       35,948         $               -
                                                                                   ====================   =====================

Supplemental schedule of non-cash transaction
    Real estate acquired in settlement of loan                                     $      362,987         $               -
                                                                                   ====================   =====================

    Unrealized gain on securities, net of income taxes                             $       19,954         $         103,617
                                                                                   ====================   =====================

See notes to consolidated financial statements that are an integral part of these consolidated statements.

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES
         ---------------------------------------------------------

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

Estimates
  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.


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

         --------------------------------------------------------------------

Investment securities
  The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

  1. Available for sale securities: These are securities that are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income).

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

Other investments
  The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value.

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

         --------------------------------------------------------------------

  The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

  Under  SFAS  No.  114,  as  amended  by  SFAS  No.  118,   when  the  ultimate
  collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principle.

  A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2002 and 2001, the Bank had no impaired loans.

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

Real estate acquired in settlement of loans
  Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carry value of real estate exceeds the fair value less estimated costs to sell. Cost relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

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

         --------------------------------------------------------------------
Income taxes
  The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Advertising and public relations expense
  Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Stock Based Compensation

  The Company has a stock-based employee compensation plan that is further described in Note 17. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings
  (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB"), SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                ----------------------------------------
                                                                   For the years ended December 31,
                                                                ----------------------------------------
                                                                       2002                  2001
                                                                -------------------    -----------------

   Net income (loss), as reported                               $       752,416        $     (119,178)
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards,  net of related tax effects                       (70,451)              (68,726)
                                                                -------------------    -----------------

   Pro forma net income (loss)                                  $       681,965        $     (187,904)
                                                                ===================    =================

   Earnings (loss) per common share:
      Basic - as reported                                       $           .65        $         (.10)
                                                                ===================    =================
      Basic - pro forma                                         $           .59        $         (.16)
                                                                ===================    =================

      Diluted - as reported                                     $           .64        $         (.10)
                                                                ===================    =================
      Diluted - pro-forma                                       $           .58        $         (.16)
                                                                ===================    =================

  The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2002 and 2001, risk-free interest rate of 3.00% for 2002 and 2001, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.

         --------------------------------------------------------------------

Statement of cash flows
  For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and Due From Banks and Federal Funds Sold." Cash and cash equivalents have an original maturity of three months or less.

Reclassifications
  Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders' equity or net income (loss).

Earnings (loss) per common share
  Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". Diluted earnings (loss) per common share is computed using the treasury stock method to compute the effect of stock options on the weighted average number of common shares outstanding.

Recently issued accounting standards
  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Company.

  In April 2002, The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13,
  Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations

         --------------------------------------------------------------------

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement on January 1, 2003 with no impact on financial position or results of operations.

  In October 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

  In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No.
  123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

  Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS
         ---------------------------------------

     The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2002 the bank had $606,623 on deposit with the Federal Reserve Bank to meet this requirement. These required reserves for 2001 were met by vault cash.

NOTE 3 - FEDERAL FUNDS SOLD

     Bank cash reserves (Note 2) in excess of the required amount may be lent to other banks on a daily basis. At December 31, 2002 and 2001, federal funds sold amounted to $41,736 and $100,841, respectively.

NOTE 4 - INVESTMENT SECURITIES
         --------------------

     The amortized costs and fair value of investment securities available for sale are as follows:

                                                                              December 31, 2002
                                                   ----------------------------------------------------------------------
                                                       Amortized               Gross Unrealized              Fair
                                                                        ------------------------------
                                                          Cost               Gains           Losses          Value
                                                   -------------------   --------------   ------------- -----------------
Federal agencies                                   $      9,640,819      $    143,781     $       -     $      9,784,600
Mortgage-backed                                           4,727,533            80,057             -            4,807,590
                                                   -------------------   --------------   ------------- -----------------
        Total investment securities                $     14,368,352      $    223,838     $       -     $     14,592,190
                                                   ===================   ==============   ============= =================

                                                                             December 31, 2001
                                                   ----------------------------------------------------------------------
                                                       Amortized               Gross Unrealized              Fair
                                                                         ------------------------------
                                                          Cost               Gains           Losses          Value
                                                   -------------------   --------------   ------------- -----------------

Federal agencies                                   $    17,459,968       $     193,595    $       -     $     17,653,563
Mortgage-backed                                            259,884                  13            -              259,897
                                                   -------------------   --------------   ------------- -----------------
        Total investment securities                $    17,719,852       $    193,608     $       -     $     17,913,460
                                                   ===================   ==============   ============= =================

     Other investments at both December 31, 2002 and 2001, include Federal Reserve Bank stock with cost of $255,000 and Federal Home Loan Bank stock with cost of $650,000 at December 31, 2002 and with a cost of $300,000 at December 31, 2001.

     The amortized costs and fair values of investment securities at December 31, 2002 and 2001, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Based on the comparison of investment securities coupon rates and the market interest rate as of December 31, 2002, the bank anticipates that between $2,610,000 and $8,610,000 will be called during the 2003 year.

                                                            December 31, 2002                  December 31, 2001
                                                   ----------------------------------  ----------------------------------
                                                      Amortized            Fair           Amortized           Fair
                                                        Cost              Value              Cost             Value
                                                   ----------------   ---------------  ----------------- ----------------

     Due in less than one year                      $            -    $            -   $             -   $             -
     Due after one through three years                   8,020,819         8,156,500           759,884           785,678
     Due after three through five years                  1,620,000         1,628,100        12,839,968         2,943,744
     Due after five through ten years                    4,727,533         4,807,590         4,120,000         4,184,038
                                                   ----------------   ---------------  ----------------- ----------------
         Total investment securities                $   14,368,352    $   14,592,190   $    17,719,852   $    17,913,460
                                                   ================   ===============  ================= ================

     No investment securities were sold in 2002 or 2001. Accordingly, no gains or losses were recorded. At December 31, 2002 and 2001 $14,244,440 and $15,264,968, respectively of securities were pledged as collateral for public funds or repurchase agreements. At December 31, 2001, $695,000 of the Bank's investment securities were pledged as collateral for advances from FHLB, as set forth in Note 9.

NOTE 5 - LOANS
         -----

     The composition of net loans by major loan category is as follows:

                                                                                                 December 31,
                                                                                 ------------------------------------------
                                                                                        2002                   2001
                                                                                 -------------------    -------------------
     Real estate:
        Commercial
           Owner occupied                                                          $  22,653,311          $  16,532,696
           Non-owner occupied                                                         43,076,993             22,813,424
           Construction                                                                4,007,650              8,292,228
                                                                                 -------------------    -------------------
                                                                                      69,737,954             47,638,348
                                                                                 -------------------    -------------------
        Consumer
           Residential                                                                25,499,625             12,898,543
           Home equity                                                                18,069,407              8,937,054
           Construction                                                                4,199,848              3,972,206
                                                                                 -------------------    -------------------
                                                                                      47,768,880             25,807,803
                                                                                 -------------------    -------------------
                                                                                     117,506,834             73,446,151
                                                                                 -------------------    -------------------
     Commercial business                                                              28,192,407             20,529,004
     Consumer-other                                                                    4,590,552              2,812,703
     Deferred origination fees, net                                                     (386,632)              (255,990)
                                                                                 -------------------    -------------------
            Gross Loans                                                              149,903,161             96,531,868
     Less allowance for loan losses                                                   (1,824,149)            (1,192,247)
                                                                                 -------------------    -------------------
             Loans, net                                                            $ 148,079,012        $    95,339,621
                                                                                 ===================    ===================

     At December 31, 2002, there was $113,105 in non-accruing loans. Foregone interest income on the non-accrual loans in 2002 was approximately $4,400 and was approximately $8,000 in 2001. At December 31, 2001 there was one residential loan totaling $359,987 on non-accrual.

     At December 31, certain of the Bank's first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta (FHLB), as set forth in Note 9.

           The composition of gross loans by rate type is as follows:

                                                      December 31,
                                           --------------------------------
                                                  2002             2001
                                           --------------    --------------
     Variable rate loans                   $  107,554,638    $   60,864,324
     Fixed rate loans                          42,348,523        35,667,544
                                           --------------    --------------
                                           $  149,903,161    $   96,531,868
                                           ==============    ==============

     The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

     Activity within the allowance for loan losses account follows:

                                                                                            For the years ended
                                                                                               December 31,
                                                                                 ------------------------------------------
                                                                                        2002                   2000
                                                                                 --------------------   -------------------
Balance, beginning of year                                                       $       1,192,247      $         600,000
Recoveries of loans previously charged against the allowance                                     -                      -
Provision for loan losses                                                                1,050,000                600,000
Loans charged against the allowance                                                       (418,098)                (7,753)
                                                                                 --------------------   -------------------

Balance, end of year                                                             $       1,824,149      $       1,192,247
                                                                                 ====================   ===================

NOTE 6 - PROPERTY AND EQUIPMENT
         ----------------------

     Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

                                                         December 31,
                                              ----------------------------------
                                                   2002                2001
                                              --------------      --------------

Leasehold improvements                        $     352,770       $     332,528
Furniture and equipment                             753,945             698,977
Software                                            146,543             117,914
                                              --------------      --------------
                                                  1,253,258           1,149,419
Accumulated depreciation                           (467,316)           (258,658)
                                              --------------      --------------
      Total property and equipment            $     785,942       $     890,761
                                              ==============      ==============

     Leasehold improvements and furniture and fixtures include items for the Company's main office. The Company occupied its main office starting on January 16, 2001. The office is leased for twenty years (see note 11).

     Depreciation expense for the years ended December 31, 2002 and 2001 was $209,810 and $192,546, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset                        Life in Years          Depreciation Method
-------------                        -------------          -------------------

Software                             3                      Straight-line
Furniture and equipment              5 to 7                 Straight-line
Leasehold improvements               5 to 40                Straight-line

NOTE 7 - DEPOSITS
         --------

           The following is a detail of the deposit accounts:

                                                     December 31,
                                          ------------------------------------
                                                2002                2001
                                          ------------------   ---------------

Non-interest bearing                      $   13,809,488       $   7,729,281
Interest bearing:
      NOW accounts                            15,377,708           8,295,046
      Money market accounts                   19,727,133          24,138,876
      Savings                                  1,773,957             255,292
      Time, less than $100,000                32,024,488          31,899,925
      Time, $100,000 and over                 50,850,496          20,381,590
                                          ------------------   ---------------
    Total deposits                        $  133,563,270       $  92,700,010
                                          ==================   ===============

     Interest expense on time deposits greater than $100,000 was $1,316,693 and $1,007,304 in the years ended December 31, 2002 and 2001, respectively.

     At December 31, 2002 the scheduled maturities of certificates of deposit are as follows:

          2003                                          $ 56,725,188
          2004                                            10,978,111
          2005                                             4,746,383
          2006 and after                                  10,425,302
                                                       --------------
                                                        $ 82,874,984
                                                       ==============

NOTE 8 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
         -------------------------------------------------

     At December 31, 2002 the bank had $7,892,000 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.38% that mature in less than 90 days. These agreements are secured with approximately $8,000,000 of investment securities. The securities under agreement to repurchase averaged $4,349,076 during 2002, with $8,482,600 being the maximum amount outstanding at any month-end.

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

     At December 31, 2002 the bank had utilized $1,215,000 of its $3,700,000 of federal funds purchased line of credit. At December 31, 2001 the bank had utilized $800,000 of its $2,800,000 of federal funds purchased line of credit. These lines of credit are unsecured and bear interest at the daily rate of federal funds plus 25 basis points (1.50% at December 31, 2002).

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES
         -------------------------------

     At December 31, 2002 the bank had $13,000,000 of advances from the FHLB. These advances are secured with approximately $22,400,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the term and maturities of the advances:

     o The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB has the option to re-price this advance as of April 16, 2003.
     o The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB has the option to re-price this advance as of October 15, 2003.
     o The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

     At December 31, 2001 the bank had $6,000,000 of advances from the FHLB of Atlanta. These advances are secured by a combination of approximately $9,000,000 of first mortgage loans, investment securities and stock in the FHLB. The maturity on $3,000,000 of the advances with a weighted rate of 2.67% is March 27, 2002 and the remaining $3,000,000 with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

NOTE 10 - NOTE PAYABLE
          ------------

     At December 31, 2002 the Company had a $2,500,000 revolving line of credit with another bank with a maturity of June 30, 2003. At December 31, 2002, the company had outstanding $2,500,000. The Company used $2,375,000 of the proceeds to increase its investment in the Bank. The remaining $125,000 was used to establish a $125,000 escrow fund to be used to pay interest payments. The line of credit bears interest at a rate of prime minus 1.25%, which at December 31, 2002 was 3.00%. The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of December 31, 2002, the Company believes it is in compliance with all covenants.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

     The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

     The Company has entered into an agreement with a data processor with a remaining term of two years to provide ATM services, item processing and general ledger processing. Components of this contract include monthly charges of approximately $20,000.

          ----------------------------------------

     The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2002, management believes there is no material litigation pending.

     The Bank has a twenty-year lease on its main office building that began in January 2001. The monthly rent for the year 2003 is $27,659. The lease provides for annual lease rate escalations based on cost of living adjustments.

     Future minimum lease payments under this operating lease are summarized as follows:

For the year ended December 31,
                  2003                                         $   331,912
                  2004                                             341,870
                  2005                                             352,126
                  2006                                             360,894
                  2007                                             369,880
                  Thereafter*                                    5,736,040
                                                               -------------
                                                               $ 7,492,722
                                                               =============

     *Amount is estimated based on an increase of 2.49 percent per year. Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.


NOTE 12 - INCOME TAXES
          ------------

     The components of income tax expense for the years ended December 31, 2002 and 2001 were as follows:

                                                                December 31,
                                                        -----------------------
                                                            2002        2001
                                                        ----------   ----------

      Current income taxes:
        Federal                                         $  336,914   $       -
        State                                               35,000           -
                                                        ----------   ---------
            Total current tax expense                      371,914           -
      Deferred income tax benefit and
        change in valuation allowance                     (371,914)    (22,000)
                                                        ----------   ---------
               Income tax provision (benefit)           $        -   $ (22,000)
                                                        ==========   =========

          -----------------------

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

                                                                                             For the years ended
                                                                                                December 31,
                                                                                      ----------------------------------
                                                                                           2002               2001
                                                                                      ----------------   ---------------

      Income tax expense (benefit) at federal statutory rate                          $      255,821     $     (48,001)
      Effect of state income taxes                                                            35,000                 -
      Change in valuation allowance                                                         (323,697)           24,602
      Other                                                                                   32,876             1,399
                                                                                      ----------------   ---------------

        Income tax benefit                                                            $            -     $     (22,000)
                                                                                      ================   ===============


     The components of the deferred tax assets and liabilities are as follows:

                                                                                                  December 31,
                                                                                      ----------------------------------
                                                                                           2002               2001
                                                                                      ----------------   ---------------

      Deferred tax assets:
        Allowance for loan losses                                                            424,259           405,364
        Net deferred loan fees                                                               131,455            58,333
        Premise and equipment                                                                 12,497                 -
        Net deferred loan fees                                                                13,350                 -
                                                                                      ----------------   ---------------
                                                                                             581,560           463,697
        Valuation allowance                                                                  (80,000)         (403,697)
                                                                                      ----------------   ---------------
                                                                                             501,560            60,000
      Deferred tax liability
        Unrealized gain on securities available for sale                              $       76,105     $      65,826
        Other                                                                                 69,646                 -
                                                                                      ----------------   ---------------
                                                                                             145,751            65,826
                                                                                      ----------------   ---------------
               Net deferred tax asset (liability)                                     $      355,809     $      (5,826)
                                                                                      ================   ===============

     The current taxes payable less the net deferred tax asset is included accrued expenses for 2002 and included in other assets in 2001.


NOTE 13 - UNUSED LINES OF CREDIT
          ----------------------

     At December 31, 2002, the Bank had an unused line of credit to purchase federal funds of $2,485,000. The line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank had a second line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $2,000,000 in borrowings. At December 31, 2002, the Bank had a third agreement that would allow the bank to borrow funds based on the level of security eligible to be pledged. At December 31, 2001, the Bank had an available borrowing base of approximately $2,200,000.

NOTE 14- RELATED PARTY TRANSACTIONS
         --------------------------

     Certain directors, executive officers, and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.


     A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

                                            For the years ended December 31,
                                         ---------------------------------------
                                               2002                   2001
                                         -----------------     -----------------

    Balance, beginning of year           $       778,624       $       360,181

    New loans                                  5,267,212               813,990
    Less loan payments                        (3,216,878)             (395,547)
                                         -----------------     -----------------

    Balance, end of year                 $     2,828,958       $       778,624
                                         =================     =================

     Deposits by officers and directors and their related interests at December 31, 2002 and 2001, were $116,656 and $146,735, respectively.

     The Bank has a lease on its main office building with a director of the bank that began in 2001. The lease has a remaining term of eighteen years, with a $27,659 monthly payment for the next year. The Bank is of the opinion that the lease payments represent a market cost that could have been obtained in an "arms length" transaction.


NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK
          -------------------------------------------------

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2002, unfunded commitments to extend credit were $34,086,000, of which $2,103,000 is at fixed rates and $31,983,000 is at variable rates. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

     At December 31, 2002, there was a $877,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 16 - EMPLOYEE BENEFIT PLAN
          ---------------------

     On January 1, 2000, the Company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2002 and 2001 amounted to $36,000 and $33,285, respectively.

NOTE 17 - STOCK OPTIONS AND WARRANTS
          --------------------------

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

     A summary of the status of the plan and changes for the years ended December 31, are presented below:

                                                                2002                                     2001
                                                --------------------------------------   -------------------------------------
                                                                         Weighted                               Weighted
                                                                         average                                 average
                                                     Shares           exercise price         Shares          exercise price
                                                ------------------   -----------------   ----------------   ------------------
Outstanding at beginning of year                      112,500        $          10.00           97,000      $        10.00
Granted                                                11,500                   11.35           15,500               10.00
Exercised                                                   -                       -                -                   -
Forfeited or expired                                        -                       -                -                   -
                                                ------------------   -----------------   ----------------   ------------------
Outstanding at end of year                            124,000        $          10.13          112,500      $        10.00
                                                ==================   =================   ================   ==================
Options exercisable at year-end                        54,833                                   24,833      $        10.00
                                                ==================                       ================   ==================
Shares available for grant                             48,500                                   60,000
                                                ==================                       ================

     Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 129,950 shares of common stock at $10 per share. These warrants vest over a three-year period and expire on October 27, 2009.

NOTE 18 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE
          ------------------------------------------

     SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net earnings (loss) per common share. The assumed conversion of stock options and warrants can create a difference between basic and diluted net earnings (loss) per common share. The weighted average number of common shares outstanding for basic earnings in 2002 was 1,150,000, and the weighted average number of common shares assumed outstanding in 2002 for diluted earnings per common share was 1,169,251.

     During 2001 all stock options and warrants were considered to be anti-dilutive, the weighted average number of common shares outstanding for both basic loss per share and diluted loss per common share is the same. Earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each year presented. The weighted average number of common shares outstanding for basic net loss per common share in 2001 was 1,150,000 shares.

NOTE 19 - REGULATORY MATTERS
          ------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                      To be well capitalized
                                                                              For capital            under prompt corrective
                                                                           adequacy purposes            action provisions
                                                                       --------------------------   ---------------------------
                                                          Actual                Minimum                      Minimum
                                            -------------------------  --------------------------   ---------------------------
                                              Amount          Ratio       Amount         Ratio         Amount         Ratio
                                            ------------   ----------  --------------   ---------   -------------  ------------
                                                                          (amounts in $000)
As of December 31, 2002
   Total Capital (to risk weighted assets)  $  14,116         10.3 %   $      10,921       8.0 %    $     13,651      10.0 %
   Tier 1 Capital (to risk weighted assets)    12,408          9.1             5,460       4.0             8,191       6.0
   Tier 1 Capital (to average assets)          12,408          7.5             6,639       4.0             8,298       5.0


As of December 31, 2001
   Total Capital (to risk weighted assets)  $  10,139         10.1 %   $       8,071       8.0 %    $     10,089      10.0 %
   Tier 1 Capital (to risk weighted assets)     8,947          8.9             4,036       4.0             6,053       6.0
   Tier 1 Capital (to average assets)           8,947          7.9             4,528       4.0             5,045       5.0





NOTE 20 - DIVIDENDS

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

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)
          ----------------------------------------------

           Following is a summary of operations by quarter:

                                                ---------------------------------------------------------------------------
2002                                                                              Quarters ended
                                                ---------------------------------------------------------------------------
                                                  March 31              June 30      September 30          December 31
                                                ---------------   ----------------   ------------------   -----------------

Interest income                                 $   1,790,358     $     1,936,720    $      2,168,948     $     2,256,804
Interest expense                                      846,180             884,620             883,781             877,602
                                                ---------------   ----------------   ------------------   -----------------
     Net interest income                              944,178           1,052,100           1,285,167           1,379,202
Provision for loan losses                             200,000             220,000             300,000             330,000
Noninterest income                                    102,949             121,815             139,533             155,954
Noninterest expenses                                  804,314             832,790             865,064             876,314
                                                ---------------   ----------------   ------------------   -----------------
Income before provision for
  income taxes                                         42,813             121,125             259,636             328,842
Income tax expense                                          -                   -                   -                   -
                                                ---------------   ----------------   ------------------   -----------------
Net income                                      $      42,813     $       121,125    $        259,636     $       328,842
                                                ===============   ================   ==================   =================

Earnings per share
    Basic                                       $         .04     $           .11    $            .23     $           .29
                                                ===============   ================   ==================   =================
    Diluted                                     $         .04     $           .10    $            .22     $           .28
                                                ===============   ================   ==================   =================

Weighted average common shares
     Basic                                           1,150,000          1,150,000           1,150,000           1,150,000
                                                ===============   ================   ==================   =================
     Diluted                                         1,150,000          1,162,398           1,181,711           1,182,404
                                                ===============   ================   ==================   =================





                                                ---------------------------------------------------------------------------
2001                                                                                 Quarters ended
                                                ---------------------------------------------------------------------------
                                                  March 31              June 30      September 30          December 31
                                                ---------------   ----------------   ------------------   -----------------

Interest income                                 $    1,412,535    $     1,512,779    $       1,626,552    $   1,758,388
Interest expense                                       800,497            834,746              852,437          865,261
                                                ---------------   ----------------   ------------------   -----------------

     Net interest income                               612,038            678,033              774,115          893,127
Provision for loan losses                              122,000            128,000              150,000          200,000
Noninterest income                                      44,853             60,026               84,187           94,925
Noninterest expenses                                   613,127            669,521              717,843          781,991
                                                ---------------   ----------------   ------------------   -----------------
Income (loss) before provision for
  income taxes                                        (78,236)            (59,462)              (9,541)           6,061
Income tax (benefit) expense                                -                   -              (17,000)          (5,000)
                                                ---------------   ----------------   ------------------   -----------------
Net income (loss)                               $     (78,236)    $       (59,462)   $           7,459    $      11,061
                                                ===============   ================   ==================   =================
Basic and diluted loss per common share         $        (.07)    $          (.05)   $             .01    $         .01
                                                ===============   ================   ==================   =================
Weighted average common shares-
     basic and diluted                              1,150,000           1,150,000            1,150,000        1,150,000
                                                ===============   ================   ==================   =================



NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

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

     Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, federal funds purchased, note payable, securities sold under agreement to repurchase and official checks.

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

     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts and FHLB advances with a maturity within one year are valued at their carrying value. The fair value of certificate of deposit accounts and FHLB advances with a maturity after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

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


     The estimated fair values of the Company's financial instruments are as follows:

                                                                                        December 31,
                                                              ------------------------------------------------------------------
                                                                          2002                              2001
                                                              ------------------------------  ----------------------------------
                                                                Carrying          Fair            Carrying            Fair
                                                                 Amount           Value            Amount             Value
                                                              -------------   --------------  -----------------   --------------
Financial Assets:
    Cash and due from banks                                   $  4,429,290     $  4,429,290      $   2,882,115      $ 2,882,115
    Federal funds sold                                              41,736           41,736            100,841          100,841
    Investment securities                                       14,592,190       14,592,190         17,913,460       17,913,460
    Other investments                                              905,000          905,000            555,000          555,000
    Loans, net                                                 148,079,012      151,400,000         95,339,621       97,500,000

Financial Liabilities:
    Deposits                                                   133,563,270      134,400,000         92,700,010       93,100,000
    Official checks outstanding                                    889,270          889,270            891,129          891,129
    Federal funds purchased and repurchase agreements            9,107,000        9,107,000          8,482,600
                                                                                                                      8,482,600
    Note payable                                                 2,500,000        2,500,000                  -                -
    Federal Home Loan Bank advances                             13,000,000       13,548,000          6,000,000        6,050,000

Financial Instruments with Off Balance Sheet Risks
    Commitments to extend credit                                34,086,000       34,086,000         28,229,000       28,229,000
    Standby letter of credit                                       877,000          877,000            452,000          452,000

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION
          ------------------------------------

     Following  is  condensed   financial   information   of  Greenville   First
Bancshares, Inc. (parent company only):


                                                 Condensed Balance Sheets
                                                                                                December 31,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------   -------------------
Assets
Cash and cash equivalents                                                          $      177,052       $       385,388
Investment in Bank subsidiary                                                          12,556,107             9,075,193
                                                                                   ------------------   -------------------
         Total assets                                                              $   12,733,159       $     9,460,581
                                                                                   ==================   ===================

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses                                              $        1,370    $            1,162
Note payable                                                                            2,500,000                     -
Shareholders' equity                                                                   10,231,789             9,459,419
                                                                                   ------------------   -------------------
         Total liabilities and shareholders' equity                                $   12,733,159       $     9,460,581
                                                                                   ==================   ===================


                                            Condensed Statements of Operations

                                                                                             For the years ended
                                                                                                December 31,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------   -------------------
Revenues

Interest income                                                                    $        3,772       $        49,655

Expenses

Interest expense                                                                           23,715
Other expense                                                                                   -                 1,162
                                                                                   ------------------   -------------------

         Total expenses                                                                    23,715                 1,162
                                                                                   ------------------   -------------------

Income (loss) before equity in undistributed
    net income (loss) of Bank subsidiary                                                  (19,943)               48,493

Equity in undistributed net income (loss) of Bank subsidiary                              772,359              (167,671)
                                                                                   ------------------   -------------------

         Net income (loss)                                                         $      752,416       $      (119,178)
                                                                                   ==================   ===================

          -----------------------------------------------

                                           Condensed Statements of Cash Flows

                                                                                            For the years ended
                                                                                               December 31,
                                                                                   --------------------------------------
                                                                                         2002                 2001
                                                                                   ------------------   -----------------
Operating Activities
    Net income (loss)                                                              $      752,416       $      (119,178)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities Equity in undistributed net (income) loss of
         Bank subsidiary                                                                 (772,359)              167,671
      Increase in other liabilities                                                           208                 1,162
                                                                                   ------------------   -----------------
           Net cash provided by (used in) operating activities                            (19,735)               49,665
                                                                                   ------------------   -----------------

Financing Activities
    Proceeds from note payable                                                          2,500,000
                                                                                   ------------------   -----------------
    Investment in Bank subsidiary                                                      (2,688,601)             (900,000)
                                                                                   ------------------   -----------------
           Net cash used in financing activities                                         (188,601)             (900,000)
                                                                                   ------------------   -----------------
           Net decrease in cash and cash equivalents                                     (208,336)             (850,345)

      Cash and cash equivalents, beginning of year                                        385,388             1,235,733
                                                                                   ------------------   -----------------
      Cash and cash equivalents, end of year                                       $      177,052       $       385,388
                                                                                   ==================   =================


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 and is incorporated herein by reference.

Item 10. Executive Compensation
         ----------------------

     In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K
         --------------------------------------

(a)  The following documents are filed as part of this report:

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

4.2. Form of certificate of common stock  (incorporated  by reference to Exhibit
     4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1.Employment   Agreement  dated  July  27,  1999  between   Greenville  First
     Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.2.Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

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

21   Subsidiaries of our company

24   Power of Attorney (contained herein as part of the signature pages).


-------------------------

(b)  Reports on Form 8-K

     The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2002.

99.1 The Company filed a Form 8-K on November 12, 2002 to disclose that the Chief Executive Officer, R. Arthur Seaver, Jr. and the Chief Financial Officer, James M. Austin, III, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Item 14. Controls and Procedures
         ------------------------

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

.................................................................................

                                   SIGNATURES


.................................................................................

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREENVILLE FIRST BANCSHARES, INC.


Date:   March  26, 2003          By: /s/ R. Arthur Seaver, Jr.
       ----------------             --------------------------------
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

Signature                          Title                            Date
---------                          -----                            ----

/s/ James M. Austin
-----------------------------
James M. Austin, III             Chief Financial Officer,       March 26, 2003
                                 Principal Financial and
                                 Accounting Officer

/s/ Andrew B. Cajka
-----------------------------
Andrew B. Cajka                   Director                      March 26, 2003


/s/ Mark A. Cothran
-----------------------------
Mark A. Cothran                   Director                      March 26, 2003


-----------------------------
Leighton M. Cubbage               Director                      March 26, 2003


/s/ David G. Ellison
-----------------------------
David G. Ellison                  Director                      March 26, 2003


/s/ Anne S. Ellefson
-----------------------------
Anne S. Ellefson                  Director                      March 26, 2003

-----------------------------
Tecumseh Hooper, Jr.              Director                      March 26, 2003




/s/ Rudolph G. Johnstone, III, M.D.
-----------------------------
Rudolph G. Johnstone, III, M.D.   Director                      March 26, 2003


/s/ Keith J. Marrero
-----------------------------
Keith J. Marrero                  Director                      March 26, 2003


/s/ James B. Orders
-----------------------------
James B. Orders, III              Director, Chairman            March 26, 2003


/s/ William B. Sturgis
-----------------------------
William B. Sturgis                Director                      March 26, 2003


/s/ R. Arthur Seaver, Jr.
-----------------------------
R. Arthur Seaver, Jr.             Director, Chief Executive     March 26, 2003
                                  Officer and President
                                  (principal executive officer)

/s/ Fred Gilmer
-----------------------------
Fred Gilmer, Jr.                  Director, Senior Vice-        March 26, 2003
                                  President

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                     Description
------                     -----------

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

4.2. Form of certificate of common stock  (incorporated  by reference to Exhibit
     4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1.Employment   Agreement  dated  July  27,  1999  between   Greenville  First
     Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.2.Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

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

21   Subsidiaries of our company

24   Power of Attorney (contained herein as part of the signature pages).