Form 10KSB/A
period 2002-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2003-03-31
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report Pursuant To Section 13 Or 15(d)of The Securities Exchange Act Of 1934 For The Fiscal Year December 31, 2002.
                                       Or

[  ]    Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities
        Exchange Act Of 1934
        For the Transition Period from ___________ to ________________

                        Commission file number 333-83851

                        Greenville First Bancshares, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                   58-2459561
---------------------------                 -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

    112 Haywood Road
    Greenville , S.C.                         29607
----------------------------         -----------------------------------
(Address of principal                       (Zip Code)
 executive offices)

                                  864-679-9000
                               -----------------
                               (Telephone Number)

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

 Transitional Small Business Disclosure Format.  (Check one):  Yes       No  X
                                                                  ------  -----

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

                       GREENVILLE FIRST BANCSHARES, INC..

Date:   March  28, 2003             By:   /s/ R. Arthur Seaver, Jr.
       ----------------                   ---------------------------
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                              Title                              Date

*
----------------------------
James M. Austin, III                Chief Financial Officer,
                                    Principal Financial and
                                    Accounting Officer

*
----------------------------
Andrew B. Cajka                     Director


*
----------------------------
Mark A. Cothran                     Director



----------------------------
Leighton M. Cubbage                 Director


*
----------------------------
David G. Ellison                    Director


*
----------------------------
Anne S. Ellefson                    Director



----------------------------
Tecumseh Hooper, Jr.                Director


*
-------------------------------
Rudolph G. Johnstone, III, M.D.     Director


*
---------------------------
Keith J. Marrero                    Director


*
--------------------------
James B. Orders, III                Director, Chairman


*
---------------------------
William B. Sturgis                  Director

/s/ R. Arthur Seaver, Jr.
--------------------------
 R. Arthur Seaver, Jr.             Director, Chief Executive     March 28, 2003
                                   Officer and President
                                   (principal executive officer)

*
--------------------------
Fred Gilmer, Jr.                   Director, Senior Vice-
                                   President


/s/ R. Arthur Seaver, Jr.                                        March 28, 2003
----------------------------
R. Arthur Seaver, Jr.
As Attorney - In - Fact

                                CEO Certification

I, R. Arthur Seaver, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Greenville First Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 26, 2003             By:   /s/ R. Arthur Seaver, Jr.
                                          -------------------------------------
                                          R. Arthur Seaver, Jr.
                                          President and Chief Executive Officer

                                CFO Certification

I, James M. Austin, III, certify that:

1. I have reviewed this annual report on Form 10-QSB of Greenville First Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 26, 2003                     By:      /s/ James M. Austin, III
                                                     --------------------------
                                                     James M. Austin, III
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description

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

21.1. Subsidiaries of the Company (incorporated to Exhibit 21.1 to the Company's Form 10-KSB for the period ended December 31, 2002).

24 Power of Attorney (incorporated to Exhibit 24 to the Company's Form 10-KSB for the period ended December 31, 2002).