Form 10QSB
period 2003-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2003-05-14
CIK 1090009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from          to
                                              ---------    --------

                        Commission file number 333-83851

                       Greenville First Bancshares, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

              South Carolina                           58-2459561
              -------------                            ----------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

   112 Haywood Road
   Greenville, S.C.                                             29607
   ----------------                                             -----
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of May 9, 2003.

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

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                          March 31,         December 31,
                                                                        ---------------   -----------------
                                                                            2003                2002
                                                                        ---------------   -----------------
                                                                        (Unaudited)            (Audited)
                                     Assets
    Cash and due from banks                                              $   4,315,961       $   4,429,290
    Federal funds sold                                                       8,237,469              41,736
    Investment securities available for sale                                 5,440,101          14,592,190
    Other investments, at cost                                               1,705,000             905,000
    Loans, net                                                             157,753,883         148,079,012
    Accrued interest                                                           565,367             730,028
    Property and equipment                                                     773,667             785,942
    Other real estate owned                                                    625,316             524,625
    Other assets                                                               587,111             269,840
                                                                         -------------       -------------

             Total assets                                                $ 180,003,875       $ 170,357,663
                                                                         =============       =============

                  Liabilities and Shareholders' Equity

Liabilities
    Deposits                                                              $137,097,154       $133,563,270
    Official checks outstanding                                              1,265,670            889,270
    Federal funds purchased and repurchase agreements                        1,953,000          9,107,000
    Federal Home Loan Bank advances                                         25,500,000         13,000,000
    Note payable                                                             3,000,000          2,500,000
    Accrued interest payable                                                   608,124            606,072
    Accounts payable and accrued expenses                                      188,984            460,262
                                                                         -------------       -------------

         Total liabilities                                                 169,612,932        160,125,874
                                                                         -------------       -------------

Commitments and contingencies

Shareholders' equity
    Preferred stock, par value $.01 per share, 10,000,000 shares
      authorized, no shares issued                                                   -                  -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued                                              11,500             11,500
    Additional paid-in capital                                              10,635,200         10,635,200
    Accumulated other comprehensive income                                     139,960            147,733
    Retained deficit                                                          (395,717)          (562,644)
                                                                         -------------       -------------

         Total shareholders' equity                                         10,390,943         10,231,789
                                                                         -------------       -------------

         Total liabilities and shareholders' equity                      $ 180,003,875       $ 170,357,663
                                                                         =============       =============


       See notes to consolidated financial statements that are an integral part of these consolidated statements.

                 GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOMES
                                   (Unaudited)

                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                         -----------------------------------
                                                                                             2003                2002
                                                                                         --------------     ----------------

Interest  income
    Loans                                                                                 $ 2,087,996         $ 1,586,655
    Investment securities                                                                     136,544             181,153
    Federal funds sold                                                                          6,489              22,550
                                                                                          -----------         -----------

        Total interest income                                                               2,231,029           1,790,358
Interest  expense
    Deposits                                                                                  729,480             769,597
    Borrowings                                                                                162,470              76,583
                                                                                          -----------         -----------

        Total interest expense                                                                891,950             846,180
                                                                                          -----------         -----------

        Net interest income before provision for loan losses                                1,339,079             944,178
    Provision for loan losses                                                                 300,000             200,000
                                                                                          -----------         -----------

        Net interest income after provision for loan losses                                 1,039,079             744,178
                                                                                          -----------         -----------

Noninterest income
    Loan fee income                                                                            44,354              27,233
    Service fees on deposit accounts                                                           59,729              35,613
    Other income                                                                               43,070              40,104
                                                                                          -----------         -----------

        Total noninterest income                                                              147,153             102,950
                                                                                          -----------         -----------

Noninterest expenses
    Salaries and benefits                                                                     479,278             431,523
    Professional fees                                                                          33,601              40,059
    Marketing                                                                                  35,349              24,398
    Insurance                                                                                  26,685              21,243
    Occupancy                                                                                 161,397             146,025
    Data processing and related costs                                                         133,057              93,899
    Telephone                                                                                   5,470               5,176
    Other                                                                                      42,161              41,992
                                                                                          -----------         -----------

        Total noninterest expenses                                                            916,998             804,315
                                                                                          -----------         -----------

        Income before income taxes                                                            269,234              42,813

Income tax expense                                                                            102,307                   -
                                                                                          -----------         -----------

Net income                                                                                $   166,927         $    42,813
                                                                                          ===========         ===========

Income  per common share:
    Basic                                                                                 $       .15         $       .04
                                                                                          ===========         ===========
    Diluted                                                                               $       .14         $       .04
                                                                                          ===========         ===========

Weighted average common shares outstanding:
    Basic                                                                                   1,150,000           1,150,000
                                                                                          ===========         ===========
    Diluted                                                                                 1,222,702           1,150,000
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

                GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                               Accumu-
                                                                                lated
                                                              Additional        other                            Total
                                       Common stock           Additional       compre-                           share-
                                ---------------------------     paid-in        hensive          Retained        holders'
                                  Shares        Amount          capital         income          deficit          equity
                                -----------  --------------  -------------- ---------------  ---------------  -------------

   December 31, 2001             1,150,000   $    11,500     $10,635,200    $      127,779    $  (1,315,060)  $  9,459,419

   Net income                            -             -               -                 -           42,813         42,813

   Comprehensive income
   (loss), net of tax
     Unrealized holding gain
     on securities available
     for sale                            -             -               -           (81,892)               -        (81,892)
                                                                                                              ------------

   Comprehensive income                  -             -               -                 -                -        (39,079)
                                ----------   -----------     -----------    --------------   ---------------  ------------

   March 31, 2002                1,150,000   $    11,500     $10,635,200    $       45,887   $    (1,272,247) $  9,420,340
                                ==========   ===========     ===========    ==============   ===============  ============



   December 31, 2002             1,150,000   $    11,500     $10,635,200    $      147,333   $      (562,644) $ 10,231,789

   Net  income                           -             -               -                 -           166,927       166,927

   Comprehensive income, net
   of tax
      Change in unrealized
      holding gain on securities
      available for sale                 -             -               -            (7,773)                -        (7,773)
                                                                                                              ------------

   Comprehensive income                  -             -               -                 -                 -       159,154
                                ----------   -----------     -----------    --------------   ---------------  ------------

   March 31, 2003                1,150,000   $    11,500     $10,635,200    $      139,960   $      (395,717) $ 10,390,943
                                ==========   ===========     ===========    ==============   ===============  ============





       See notes to consolidated financial statements that are an integral part of these consolidated statements.

                 GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                   --------------------------------------------
                                                                                          2003                    2002
                                                                                   --------------------   ---------------------

Operating activities
    Net income                                                                        $    166,927             $     42,813
    Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
      Provision for loan losses                                                            300,000                  200,000
      Depreciation and other amortization                                                   34,982                   50,169
      Accretion and amortization of securities
         discounts and premium, net                                                         26,192                   11,637
      Decrease (increase) in other assets, net                                            (253,301)                 110,682
      Increase (decrease) in other liabilities, net                                        111,180                  384,436
                                                                                      ------------             ------------
           Net cash provided by operating activities                                       385,980                  799,737
                                                                                      ------------             ------------

Investing activities
    Increase (decrease) in cash realized from:
      Origination of loans, net                                                         (9,974,871)             (13,582,804)
      Purchase of property and equipment                                                   (22,707)                 (22,926)
      Purchase of securities available for sale                                           (800,000)              (6,000,000)
      Payments and maturity of securities'
         available for sale                                                              9,114,118                9,297,207
                                                                                      ------------             ------------
           Net cash used for investing activities                                       (1,683,460)             (10,308,523)
                                                                                      ------------             ------------

Financing activities
    Increase in deposits, net                                                            3,533,884               26,366,032
    Decrease in short-term borrowings                                                   (7,154,000)              (8,482,600)
    Increase in other borrowings                                                           500,000                        -
    Increase (decrease) in Federal Home Loan Bank advances                              12,500,000               (3,000,000)
                                                                                      ------------             ------------
           Net cash provided by financing activities                                     9,379,884               14,883,432
                                                                                      ------------             ------------
           Net increase in cash and cash equivalents                                     8,082,404                5,374,646

Cash and cash equivalents at beginning of  the year                                      4,471,026                2,982,956
                                                                                      ------------             ------------

Cash and cash equivalents at end of the year                                          $ 12,553,430             $  8,357,602
                                                                                      ============             ============

Supplemental information
    Cash paid for
      Interest                                                                        $    889,898             $  1,105,396
                                                                                      ============             ============
      Income taxes                                                                    $    382,302                        -
                                                                                      ============             ============

Supplemental schedule of non-cash transaction
    Foreclosure of  real estate                                                       $          -             $    362,987
                                                                                      ============             ============
    Unrealized gain on securities, net of income taxes                               $      (7,773)            $    (81,892)
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


Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-KSB (Registration Number 333-83851) as filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

         For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents." These assets have contractual maturities of less than three months.

Note 2 - Note Payable

         At March 31, 2003, the company had a $3.5 million revolving line of credit with another bank with a maturity of March 20, 2004. At March 31, 2003, the company had outstanding $3.0 million. The company used $2.5 million to repay a similar line of credit and $500,000 to increase its investment in the bank. The line of credit bears interest at a rate of three-month libor plus 2.00%, which at March 31, 2003 was 3.30%. The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of March 31, 2003, the company was in compliance with all covenants.

Note 3 - Stock Based Compensation

         The company has a stock-based employee compensation plan that is further described in Note 17. The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB"), SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               For the Three Months ended March 31,
                                                            --------------------------------------------
                                                                 2003                          2002
                                                            ---------------                -------------

   Net income, as reported                                  $     166,927                  $      42,813
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards,  net of related tax effects
                                                                  (19,613)                       (17,613)
                                                            -------------                  -------------

   Pro forma net income                                     $     141,927                 $       25,200
                                                            ==============                ==============

   Earnings  per common share:
      Basic - as reported                                   $         .15                  $         .04
                                                            =============                  =============
      Basic - pro forma                                     $         .12                  $         .02
                                                            =============                  =============

      Diluted - as reported                                 $         .14                  $         .04
                                                            =============                  =============
      Diluted - pro-forma                                   $         .11                  $         .04
                                                            =============                  =============


         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2002 and 2001, risk-free interest rate of 3.00% for 2002 and 2001, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.


Note 4 - Earnings per Share

         The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.'s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.


                                                Three Months       Three Months
                                                   Ended               Ended
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------
Basic Earnings Per Share
  Average common shares                            1,150,000          1,150,000
  Net income                                       $ 166,927           $ 42,813
  Earnings per share                               $     .15           $    .04

Diluted Earnings Per Share
  Average common shares outstanding                1,150,000          1,150,000
  Average dilutive common shares                      72,702                  -
                                                  ----------         ----------
  Adjusted average common shares                   1,222,702          1,150,000
  Net income                                       $ 166,927           $ 42,813
  Earnings per share                               $     .14           $    .04

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


GENERAL

         The following is a discussion of our financial condition as of March 31, 2003 and the results of operations for the three months ended March 31, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the management's discussion section of this document.

NATIONAL AND ECONOMIC EVENTS

         Nationally, the first quarter of 2003 and during most of 2002 and 2001, the United States experienced a slowing economy following ten years of expansion. During this period, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the fourth quarter of 2002, the Federal Reserve adjusted the Federal Funds rate down an additional 50 basis points. During the first quarter of 2003, the Federal Reserve left Federal Funds rates unchanged.

         Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, many observers expect Congress to pass an economic stimulus plan. Many economists believe the Federal Reserve will begin increasing interest rates in 2004. No assurance can be given that the Federal Reserve will take such action. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

INCOME STATEMENT REVIEW

Comparison of the three months ended March 31, 2003 and the three months ended March 31, 2002.

Net Interest Income

         Net interest income, the largest component of our income, was $1,339,079 for the three months ended March 31, 2003 compared to $944,178 for the same period in 2002, or an increase of 41.8%. The level of net interest income is determined by the balances of earning assets and interest-bearing liabilities combined with the bank's management of the net interest margin. The following events affect the changes in net interest income: interest rates earned on assets and paid on liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of the balance sheet's interest rate sensitivity.

         Interest income for the first quarter of 2003 was $2,231,029 and consisted of $2,087,996 on loans, $136,544 in investments and $6,489 on federal funds sold. Interest income for the same period in 2002 was $1,790,358 and included $1,586,655 on loans, $181,153 on investments and $22,550 on federal funds sold.

         Interest expense for the first quarter of 2003 was $891,950 and consisted of $729,480 related to deposits and $162,470 related to borrowings. Our interest expense of $846,180 during the first quarter of 2002 consisted of $769,597 related to deposits and $76,583 related to borrowings. Our interest expense increased $45,770, or 5.4%, while our average deposits and borrowings increased from $115.0 million for the quarter ended March 31, 2002 to $163.9 million for the quarter ended March 31, 2003, an increase of 42.5%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

         The following table sets forth, for the three months ended March 31, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.


          Average Balances, Income and Expenses, and Rates (in $000's)

                                                             For the Three Months Ended March 31,
                                                            2003                                  2002
                                                            ----                                  ----
                                            Average    Income       Yield/       Average    Income      Yield/
                                            Balance    Expense       Rate        Balance    Expense      Rate
                                            -------    -------       ----        -------    -------      ----

  Federal funds sold                        $  2,351   $     7       1.21%      $  5,000    $    22      1.78%
  Investment securities                       13,773       136       4.00%        13,353        181      5.50%
  Loans                                      154,242     2,088       5.49%       104,620      1,587      6.15%
                                            --------   -------       ----       --------    -------      ----
       Total earning-assets                  170,366     2,231       5.31%       122,973      1,790      5.90%
                                                       -------                              -------
  Non-interest earning assets                  6,206                               5,825
                                            --------                            --------
       Total assets                         $176,572                            $128,798
                                            ========                            ========

  NOW accounts                              $ 27,584   $    32        .47%      $ 19,870    $    48       .98%
  Savings & money market                      20,500        33        .65%        22,299         94      1.71%
  Time deposits                               84,764       664       3.18%        62,534        628      4.07%
                                            --------   -------       ----       --------    -------      ----
       Total interest-bearing deposits       132,848       729       2.23%       104,703        770      2.98%
  FHLB advances                               21,167       118       2.26%         5,867         49      3.39%
  Other borrowings                             9,704        45       1.88%         4,465         27      2.45%
                                            --------   -------       ----       --------    -------      ----
       Total interest-bearing liabilities    163,719       892       2.21%       115,035        846      2.98%
                                                       -------                              -------
  Non-interest bearing liabilities             2,354                               4,311
  Shareholders'equity                         10,499                               9,452
                                            --------                            --------
Total liabilities and shareholders'equity   $176,572                            $128,798
                                            ========                            ========

  Net interest spread                                               3.10%                                2.92%
  Net interest income/margin                           $ 1,339      3.19%                   $   944      3.11%
                                                       =======                              =======


         Our net interest spread was 3.10% for the three months ended March 31, 2003 as compared to 2.92% for the three months ended March 31, 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

         Our net interest margin for the quarter ended March 31, 2003 was 3.19% as compared to 3.11% for the three months ended March 31, 2002. The net interest margin is calculated as the annualized net interest income divided by quarterly average earning assets.

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


                                                       Three months ended March 31,
                            ------------------------------------------------------------------------------------
                                           2003 vs 2002                              2002 vs 2001
                            ------------------------------------------------------------------------------------
                                   Increase (Decrease) Due to                Increase (Decrease) Due to
                            ------------------------------------------------------------------------------------
                                                   Rate/                                     Rate/
                             Volume      Rate     Volume     Total      Volume     Rate      Volume     Total
                            ------------------------------------------------------------------------------------

Interest income
  Loans                     $     753      (171)      (81)       501      1,193      (359)      (379)       455
  Investment securities             6       (49)       (2)       (45)        10       (46)        (2)       (38)
  Federal funds sold              (12)       (7)        4        (15)         6      (42)         (4)       (40)
                            ------------------------------------------------------------------------------------
   Total interest income          747      (227)      (79)       441      1,209      (447)      (385)       377
                            ------------------------------------------------------------------------------------

Interest expense
  Deposits                        207      (195)      (53)       (41)       604      (361)      (273)       (30)
  FHLB advances                   128       (16)      (43)        69         49         -          -         49
  Other borrowings                 32        (6)       (8)        18         27         -          -         27
                            ------------------------------------------------------------------------------------
   Total interest expense         367      (217)     (104)        46        680      (361)      (273)        46
                            ------------------------------------------------------------------------------------

Net interest income         $     380       (10)       25        395        529       (86)      (112)       331
                            ====================================================================================


         As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities, reflecting the continued growth of the bank. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last two years.

Provision for Loan Losses

         Included in the results of operations for the quarters ended March 31, 2003 and 2002 is a non-cash expense of $300,000 and $200,000, respectively, related to the provision for loan losses. The loan loss reserve was $2,119,180 at March 31, 2003 and $1,824,149 at December 31, 2002. The allowance for loan losses as a percentage of gross loans was 1.33% at March 31, 2003 and 1.22% at December 31, 2002. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under "Provision and Allowance for Loan Losses." For the three months ended March 31, 2003 and 2002, we reported net charge-offs of $4,969 and $4,121, respectively. These net charge-offs relate to consumer loans and credit lines associated with customer checking accounts.


Noninterest Income and Expenses

         Noninterest income in the first quarter of 2003 was $147,153, an increase of 42.9% over noninterest income of $102,950 in the first quarter of 2002. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

         We incurred general and administrative expenses of $916,998 for the three months ended March 31, 2003 compared to $804,315 for the same period in 2002. The $112,683 increase in general and administrative expenses resulted primarily from additional data processing costs and the additional staff hired to handle the increases in both loans and deposits. Salaries and benefits in first quarter 2003 were $479,278, or an increase of $47,755. Salaries and benefits represented 52.3% of the total noninterest expense. Salaries and benefits in first quarter 2002 were $431,523. All other expenses increased only $64,928. This increase relates primarily to $39,158 additional data processing and related costs, $10,951 increase in marketing cost and $15,372 of additional occupancy expenses.

BALANCE SHEET REVIEW

General

         At March 31, 2003, we had total assets of $180.0 million, consisting principally of $157.8 million in loans, $15.4 million in investments and $4.3 million in cash and due from banks. Liabilities at March 31, 2003 totaled $169.6 million, consisting principally of $137.1 million in deposits, $25.5 million in FHLB advances and $5.0 million in other borrowings. At March 31, 2003, shareholders' equity was $10.4 million.

Investments

         At March 31, 2003, the $5.4 million of investment securities portfolio available for sale represented approximately 3.0% of our total assets. We invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $5.4 million and an amortized cost of $15.2 for an unrealized gain of $212,060.

         Contractual maturities and yields on our investments (all available for sale) at March 31, 2003 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        After one but
                      Within             Within five              Over
                     one year    Yield      Years       Yield   Five years   Yield      Total      Yield
                     --------    -----      -----       -----   ----------   -----      -----      -----

U.S.Government
   agencies          $     -         -    $    1,126     5.29%   $       -        -      $ 1,126    5.29%

  Mortgage-backed
    securities             -         -             -        -        4,314     4.71%       4,314    4.71%
                     -------      ----    ----------     ----    ---------     ----      -------    ----
   Total                   -         -    $    1,126     5.29%   $   4,314     4.71%     $ 5,440    4.83%
                     =================    ===================    ==================      ===============

         At March 31, 2003, the $8.2 million of short-term investments in federal funds sold on an overnight basis comprised 4.58% of total assets at March 31, 2003, as compared to $41,736, or .02%, of total assets at December 31, 2002. As a result of a $6.0 million investment security being called at the end of March 2003, the bank had a lower than normal level of investment securities at March 31, 2003 and a higher than normal level of federal funds sold.

Loans

         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the three months ended March 31, 2003 and 2002 were $154.2 million and $104.6 million, respectively. Total loans outstanding at March 31, 2003 and December 31, 2002 were $159.9 million and $149.9 million, respectively, before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio:


                                              March 31, 2003                     December 31, 2002
                                        Amount          Percentage           Amount           Percentage
Real estate:
  Commercial
   Owner occupied                   $  30,885,899        19.32%           $  22,653,311         15.11%
   Non-owner occupied                  42,344,576        26.49%              43,076,993         28.74%
   Construction                         3,352,359         2.09%               4,007,650          2.67%
                                    -------------       ------            -------------        ------
                                       76,584,834        47.90%              69,737,954         46.52%
                                    -------------       ------            -------------        ------

  Consumer
    Residential                        24,113,906        15.08%              25,499,625         17.01%
    Home Equity                        19,548,679        12.23%              18,069,407         12.05%
    Construction                        4,044,378         2.53%               4,199,848          2.80%
                                    -------------       -------           -------------        ------
                                       47,706,963        29.84%              47,768,880         31.86%
                                    -------------       ------            -------------        ------

      Total real-estate               124,291,797        77.74%             117,506,834         78.39%

Commercial business                    31,035,880        19.41%              28,192,407         18.81%
Consumer-other                          4,949,566         3.10%               4,590,552          3.06%
Deferred origination fees, net           (404,180)        (.25%)               (386,632)         (.26%)
                                    -------------       ------            -------------        ------
                                      159,883,063       100.00%             149,903,161        100.00%
                                                        ======                                 ======
Less allowance for loan
  Losses                               (2,119,180)                           (1,824,149)
                                    -------------                         -------------

      Total loans, net              $ 157,753,883                         $ 148,079,012
                                    =============                         =============

         The principal component of our loan portfolio at March 31, 2003 and at December 31, 2002 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Provision and Allowance for Loan Losses

         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

         We have established an allowance for loan losses by expensing a provision for loan losses on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We increase the allowance periodically by additional provisions for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

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

         We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have engaged an independent consultant to review the loan files on a test basis to verify that the lenders have properly graded each loan. Due to our limited operating history, the provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk as compared to banks of similar size and maturity.

         At March 31, 2003 and at December 31, 2002, the allowance for loan losses was $2.1 million and $1.8 million, respectively, or 1.33% of outstanding loans at March 31, 2003 and 1.22% at December 31, 2002, respectively. During the three months ended March 31, 2003 and 2002, we charged off loans of $4,969 and $4,121, respectively.

         At March 31, 2003, nonaccrual loans totaled $284,078, which represented ..18% of total loans. Included in the $284,078 are nonaccrual commercial loans of $268,814 and consumer loans of $15,264. During the first quarter of 2002, the bank obtained ownership through foreclosure procedures on the residential construction loan that was on nonaccrual status at December 31, 2001. At March 31, 2003, the bank carried this asset as real estate owned with a carrying value of approximately $625,316. The bank is in the process of completing the construction of this home. The bank carries all real estate acquired through foreclosure at the lower of cost or market value.

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

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at March 31, 2003 (dollars in thousands):

                                                         After one but
                                           One year       Within five        After
                                           or less          Years        five years      Total


          Commercial                      $  16,955       $    14,004      $     55    $   31,014

          Real estate - construction          3,842             2,367         1,188         7,397

          Real estate-  mortgage             15,789            98,036         2,683       116,508

          Consumer and other                  2,319             2,326           309         4,954
                                          ---------       -----------      --------    ----------
              Total loans                 $  38,905       $   116,733      $  4,235    $  159,873
                                          =========       ===========      ========    ==========


          Loans maturing after one year with:
            Fixed interest rates                                                       $   29,032
            Floating interest rates                                                    $   91,936

Deposits and Other Interest-Bearing Liabilities

         Our primary sources of funds for loans and investments are our deposits, advances from the FHLB, and short-term repurchase agreements. We believe that conditions in 2003 were favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during 2003.

         The  following  is  a  table  of  deposits  by  category   (dollars  in
thousands):

                                                        March 31, 2003             December 31, 2002
                                                        --------------             -----------------

  Demand deposit accounts                          $  15,126          11.03%      $  13,809         10.34%
  NOW accounts                                        15,063          10.99%         15,378         11.51%
  Money market accounts                               18,296          13.35%         19,727         14.77%
  Savings accounts                                     2,139           1.56%          1,774          1.33%
  Time deposits less than $100,000                    32,165          25.70%         32,024         23.98%
  Time deposits of $100,000 or more                   54,308          37.37%         50,851         38.07%
                                                   ---------         ------       ---------        ------
     Total deposits                                $ 137,097         100.00%      $ 133,563        100.00%
                                                   =========         ======       =========        ======

         Core deposits, which traditionally exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $85.9 million and $82.7 million at March 31, 2003 and December 31, 2002, respectively. Our loan-to-deposit ratio was 115.07% and 110.87% at March 31, 2003 and December 31, 2002, respectively.

         A significant portion of the time deposits over $100,000 relate to deposits that were obtained outside of our local market. The maturites on these deposits range from three months to five years. These deposits were obtained at rates that were either comparable or lower than rates paid in the local market. The long term CDs were obtained to "lock in" long term funding at low interest rates. The short-term deposits were used to fund a significant increase in loan demand. Generally, we do not plan to renew these short-term deposits.

         The maturity distribution of our time deposits of $100,000 or more is as follows:

                                                   March 31, 2003       December 31, 2002
                                                   --------------       -----------------
                                                           (Dollars in thousands)
                                                            --------------------
     Three months or less                           $  8,448                 $ 13,226
     Over three through six months                    13,304                    9,155
     Over six through twelve months                   15,101                   10,391
     Over twelve months                               17,455                   18,079
                                                    --------                 --------
     Total                                          $ 54,308                 $ 50,851
                                                    ========                 ========

Borrowings

         At March 31, 2003, the bank had $1,953,000 sales of securities under an agreement to repurchase with brokers with a weighted rate of 1.33% that mature in less than 30 days. This agreement is secured with approximately $2,000,000 of investment securities.

         At March 31, 2003, the bank had two unused f federal funds purchased line of credit totaling $6,700,000. These lines of credit are unsecured and bears interest at the daily rate of federal funds plus 25 basis points (1.50% at March 31, 2003).

         At March 31, 2003, the bank had $25,500,000 of advances from the FHLB. These advances are secured with approximately $37,000,000 of first mortgage loans and the bank's stock in the FHLB. The bank had collateral available to borrow an additional $11,500,000 advances at March 31, 2003. Listed below is a summary of the term and maturities of the advances:

o The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB has the option to re-price this advance as of April 16, 2003.

o The maturity on $7,500,000 of the advances with a weighted rate of 1.21% is March 10, 2006. The FHLB has the option to re-price this advance as of March 10, 2004.

o The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB has the option to re-price this advance as of October 15, 2003.

o The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

o The maturity on $5,000,000 of the advances with a weighted rate of 3.36% is January 30, 2013. The FHLB has the option to re-price this advance as of January 30, 2008.

         At March 31, 2003, the company had a $3,500,000 revolving line of credit with another bank with a maturity of June 20, 2004. At March 31, 2003, the company had $3,000,000 outstanding on this line of credit. The company used $2,500,000 of the proceeds to repay a line of credit with another bank and $500,000 to increase its investment in the bank. The line of credit bears interest at a rate of the three-month libor rate plus 200 basis points, which at March 31, 2003 was 3.30%. The company has pledged all of the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of March 31, 2003, the company believes it is in compliance with all covenants.



CAPITAL RESOURCES

         Total shareholders' equity amounted to $10.4 million at March 31, 2003 and $10.2 million at December 31, 2002. The increase during the three months ended March 31, 2003 resulted from $166,927 of net income partly offset by $7,773 decrease in the unrealized gains on investment securities.

         The following table shows the annualized return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since our inception, we have not paid any cash dividends.


                                     March 31,    December 31,
                                     ---------    ------------
                                       2003           2002
                                       ----           ----

        Return on average assets        .38%            .5%

        Return on average equity       6.45%           7.7%

        Equity to assets ratio         5.85%           8.0%

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

         The following table sets forth the company's and the bank's various capital ratios at March 31, 2003 and December 31, 2002. At March 31, 2003 and December 31, 2002, both the company and the bank were in compliance with each of the applicable regulatory capital requirements and the bank was considered to be "well capitalized."

                                    March 31, 2003         December 31, 2002
                                    --------------         -----------------
                                    Company   Bank         Company     Bank
                                    -------   ----         -------     ----
     Total risk-based capital         8.3%    10.3%          8.6%      10.3%
     Tier 1 risk-based capital        7.0%     9.0%          7.4%       9.1%
     Leverage capital                 6.8%     7.4%          6.1%       7.5%

         Our objective is to maintain the capital levels such that the bank will continue to be considered well capitalized. Depending on the timing of when additional capital is obtained, we may be required to limit the level of the bank's growth that has been experienced in the past three years. In April of 2003, we committed to participate in a pooled trust preferred debt offering. We anticipate receiving $6.0 million in additional capital for the bank in June of 2003 if the offering is successful. We anticipate that the significant portion of the $6.0 million will qualify as regulatory capital. We can give no assurance that the offering will be completed, nor that the capital will qualify as regulatory capital.

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

OFF-BALANCE SHEET RISK

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2003, unfunded commitments to extend credit were $36.2 million, of which approximately $9.0 million is at fixed rates and $27.2 million is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

         At March 31, 2003, there was a $757,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

         Because approximately 76% of our loans are variable rate loans at March 31, 2003, we are currently asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         At March 31, 2003 and December 31, 2002, our liquid assets, consisting of cash, due from banks and federal funds sold, amounted to $12.6 million and $4.5 million, representing 7.0% and 2.6% of total assets, respectively. Investment securities at March 31, 2003 and December 31, 2002 amounted to $7.1 million and $15.5 million, representing 4.0% and 9.1% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans, maturity of investment securities, and generation of deposits. During 2003, we have utilized proceeds from the short-term advances from the FHLB and short-term repurchase agreements from brokerage firms, proceeds from sales of participations in loans originated, and an increase in deposits to fund the significant portion of the 2003 loan production. By utilizing the various short-term sources of funding, we have been able to reduce the bank's level of interest sensitivity while obtaining low cost funds. The bank is a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires securities, qualifying single family and commercial mortgage loans, and stock of the FHLB owned by the bank is pledged to secure any advances from the FHLB. The unused borrowing capacity at March 31, 2003 that is currently available from the FHLB based on the amount of collateral pledged is approximately $11.5 million. In addition, the bank maintains two federal funds purchased line of credit with a correspondent bank, totaling $6.7 million. At March 31, 2003, the unused portion of the lines was $6.7 million. We have also obtained a $10.0 million line of credit that is available from a brokerage firm based on the amount of collateral held by the firm. At March 31, 2003, the firm held $4.0 million of investment securities as collateral. As of March 31, 2003, the bank had utilized approximately $2.0 million of the brokerage firm's line of credit.

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

         The following table presents our rate sensitivity at each of the time intervals indicated as of March 31, 2003. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

                                  Within     After three but       After one but        After
                                   three      within twelve         within five         five
                                  months          months               years            years      Total
                                  ------          ------               -----            -----      -----

                                                             (Dollars in thousands)
  Interest-earning assets:
   Federal funds sold            $   8,237     $         -        $         -         $       -    $  8,237
   Investment securities               450           1,340              2,856               794       5,440
   Loans                           121,596           6,363             31,556               358     159,873
                                 ---------     -----------        -----------         ---------    --------

   Total earning assets          $ 130,283     $     7,703        $    34,412         $   1,152   $ 173,550
                                 ---------     -----------        -----------         ---------   ---------

 Interest-bearing liabilities:
   Money market and NOW          $  33,859     $         -        $        -          $       -   $  33,859
   Regular savings                   2,139               -                 -                  -       2,139
   Time deposit                     16,325          41,634            28,015                  -      85,974
   Other borrowings                  3,000               -                 -                  -       3,000
   Repurchase Agreements             1,953               -                 -                  -       1,953
   FHLB advances                     5,000          12,500             8,000                  -      25,500
                                 ---------     -----------        -----------         ---------   ---------

  Total interest-bearing

    liabilities                  $  62,276     $    54,134        $    36,015         $       -   $ 152,425
                                 ---------     -----------        -----------         ---------   ---------

  Period gap                     $  68,007     $   (46,431)       $    (1,603)        $   1,152   $  21,125

  Cumulative gap                 $  68,007     $    21,576        $    19,973         $  21,125   $  21,125

  Ratio of cumulative gap to
    total earning assets              39.2%           12.4%              11.5%             12.2%


ACCOUNTING, REPORTING AND REGULATORY MATTERS

         Accounting standards have been issued or proposed by the Financial Accounting Standards Board and are not required to be adopted until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

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

           Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits: See Exhibit Index attached hereto.

          Exhibit        Description
          -------        -----------

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

          The following reports were filed on Form 8-K during the first quarter ended March 31, 2003.

             The company filed a Form 8-K on March 28, 2003 to disclose that the Chief Executive Officer, R. Arthur Seaver, Jr. and the Chief Financial Officer, James M. Austin, III, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GREENVILLE FIRST BANCSHARES, INC.



Date: May 12,  2003                   /s/  R. Arther Seaver, Jr.
                                    --------------------------------------
                                    R. Arthur Seaver, Jr.
                                    Chief Executive Officer



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


Date:    May 12, 2003               By: /s/ R. Arthur Seaver, Jr.
                                       -----------------------------------
                                       R. Arthur Seaver, Jr. President and
                                       Chief Executive Officer

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


Date:    May 12, 2003               By: /s/ James M. Austin, III
                                       -----------------------------------
                                       James M. Austin, III
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number       Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.