Form 10QSB
period 2003-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2003-08-13
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15(d)
OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-83851

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer Identification No.)

112 Haywood Road
Greenville, S.C.	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Telephone Number)

Not Applicable
(Former Name, former address
and former fiscal year,
if changed since last report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,150,000 shares of common stock, par value $.01 per share, were issued and outstanding as of May 9, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

GREENVILLE FIRST BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

,
	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,426,394	$4,503,420
Federal funds sold	4,429,290	41,736
Investment securities available for sale	4,709,690	14,592,190
Other investments, at cost	1,605,000	905,000
Loans, net	173,584,374	148,079,012
Accrued interest	681,683	730,028
Property and equipment	749,280	785,942
Other real estate owned	598,356	524,625
Other assets	689,782	269,840

Total assets	$191,547,979	$170,357,663

Liabilities and Shareholders' Equity
Liabilities
Deposits	$144,546,324	$133,563,270
Official checks outstanding	3,951,560	889,270
Federal funds purchased and repurchase agreements	-	9,107,000
Federal Home Loan Bank advances	25,500,000	13,000,000
Note payable	-	2,500,000
Trust preferred securities	6,000,000	-
Accrued interest payable	601,857	606,072
Accounts payable and accrued expenses	347,682	460,262

Total liabilities	180,947,423	160,125,874

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share, 10,000,000 shares
authorized, 1,150,000 issued	11,500	11,500
Additional paid-in capital	10,635,200	10,635,200
Accumulated other comprehensive income	120,119	147,733
Retained deficit	(166,263)	(562,644)

Total shareholders' equity	10,600,556	10,231,789

Total liabilities and shareholders' equity	$191,547,979	$170,357,663

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	June 30,
	2003	2002
Interest income
Loans	$2,219,654	$1,734,959
Investment securities	62,569	188,250
Federal funds sold	5,179	13,511

Total interest income	2,287,402	1,936,720
Interest expense
Deposits	682,896	841,523
Borrowings	177,924	43,097

Total interest expense	860,820	884,620

Net interest income before provision for loan losses	1,426,582	1,052,100
Provision for loan losses	200,000	220,000

Net interest income after provision for loan losses	1,226,582	832,100

Noninterest income (loss)
Loan fee income	59,312	27,212
Service fees on deposit accounts	63,567	45,821
Writedown on real estate owned	(100,000)	-
Other income	61,075	48,781

Total noninterest income	83,954	121,814

Noninterest expenses
Salaries and benefits	488,564	430,024
Professional fees	40,958	43,141
Marketing	43,396	37,786
Insurance	26,580	21,791
Occupancy	137,965	145,708
Data processing and related costs	154,473	109,628
Telephone	5,717	6,554
Other	42,794	38,156

Total noninterest expenses	940,447	832,788

Income before income taxes	370,089	121,126

Income tax expense	140,634	-

Net income	$229,455	$121,126

Income per common share:
Basic	$.20	$.11

Diluted	$.18	$.10

Weighted average common shares outstanding:
Basic	1,150,000	1,150,000

Diluted	1,257,599	1,162,398

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOMES
(Unaudited)

	For the Six Months Ended
	June 30,
	2003	2002
Interest income
Loans	$4,307,650	$3,321,614
Investment securities	199,113	369,403
Federal funds sold	11,668	36,061

Total interest income	4,518,431	3,727,078
Interest expense
Deposits	1,412,376	1,611,120
Borrowings	340,394	119,680

Total interest expense	1,752,770	1,730,800

Net interest income before provision for loan losses	2,765,661	1,996,278
Provision for loan losses	500,000	420,000

Net interest income after provision for loan losses	2,265,661	1,576,278

Noninterest income (loss)
Loan fee income	103,666	54,445
Service fees on deposit accounts	123,296	81,434
Writedown on real estate operations	(100,000)	-
Other income	104,145	88,885

Total noninterest income	231,107	224,764

Noninterest expenses
Salaries and benefits	967,842	861,547
Professional fees	74,559	83,200
Marketing	78,745	62,184
Insurance	53,265	43,034
Occupancy	299,362	291,733
Data processing and related costs	287,530	203,527
Telephone	11,187	11,730
Other	84,954	80,148

Total noninterest expenses	1,857,444	1,637,103

Income before income taxes	639,322	163,939

Income tax expense	242,941	-

Net income	$396,381	$163,939

Income per common share:
Basic	$.34	$.14

Diluted	$.32	$.14

Weighted average common shares outstanding:
Basic	1,150,000	1,150,000

Diluted	1,240,247	1,156,199

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Retained	Shareholders'
	Shares	Amount	capital	income	deficit	equity
December 31, 2001	1,150,000	$11,500	$10,635,200	$127,779	$(1,315,060)	$9,459,419

Net income	-	-	-	-	163,939	163,939

Comprehensive income
(loss), net of
tax
Unrealized holding gain
on securities available
for sale	-	-	-	11,663	-	11,663

Comprehensive income	-	-	-	-	-	175,602

June 30, 2002	1,150,000	$11,500	$10,635,200	$139,442	$(1,151,121)	$9,635,021

December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789

Net income	-	-	-	-	396,381	396,381

Comprehensive income, net
of tax
Change in unrealized
holding gain on
securities
available for sale	-	-	-	(27,614)	-	(27,614)

Comprehensive income	-	-	-	-	-	368,767

June 30, 2003	1,150,000	$11,500	$10,635,200	$120,119	$(166,263)	$10,600,556

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2003	2002
Operating activities
Net income	$396,381	$163,939
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	500,000	420,000
Depreciation and other amortization	69,704	101,369
Accretion and amortization of securities
discounts and premium, net	50,869	17,017
Increase in other assets, net	(445,328)	(73,769)
	2,959,721	(395,425)

Net cash provided by operating activities	3,531,347	233,131

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(26,005,362)	(27,680,931)
Purchase of property and equipment	(33,042)	(53,736)
Purchase of securities available for sale	(800,000)	(7,007,887)
Payments and maturity of securities
available for sale	9,889,791	9,491,635

Net cash used for investing activities	(16,948,613)	(25,250,919)

Financing activities
Increase in deposits, net	10,983,054	31,034,685
Decrease in short-term borrowings	(9,107,000)	(2,407,600)
Increase(decrease) in other borrowings	(2,500,000)	1,000,000
Proceeds from trust preferred securities	6,000,000	-
Increase (decrease) in Federal Home Loan Bank advances	12,500,000	(3,000,000)

Net cash provided by financing activities	17,876,054	26,627,085

Net increase in cash and cash equivalents	4,458,788	1,609,297

Cash and cash equivalents at beginning of the year	4,471,026	2,982,956

Cash and cash equivalents at end of the year	$8,929,814	$4,592,253

Supplemental information
Cash paid for
Interest	$1,748,555	$1,873,912

Income taxes	$382,302	-

Supplemental schedule of non-cash transaction
Foreclosure of real estate	$-	$362,987

Unrealized gain on securities, net of income taxes	$(27,614)	$11,663

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Business activity and organization

        Greenville First Bancshares, Inc. (the “company”) is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of Greenville First Bank, N.A (the “bank”). The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The bank began operations on January 10, 2000.

        The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB (Registration Number 333-83851) as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., its wholly owned subsidiaries Greenville First Bank, N.A., and Greenville Statutory Trust I.

Cash and Cash Equivalents

        For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.” These assets have contractual maturities of less than three months.

Note 2 – Note Payable

        At June 30, 2003, the company had an unused $3.5 million revolving line of credit with another bank with a maturity of March 20, 2004. The line of credit bears interest at a rate of three-month libor plus 2.00%, which at June 30, 2003 was 3.06%. The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of June 30, 2003, the company was in compliance with all covenants.

Note 3 – Trust Preferred Securities

        On June 26, 2003, Greenville First Bancshares, Inc., through a newly formed wholly-owned subsidiary, issued $6.0 million floating rate trust preferred securities. The initial pricing of the transaction calls for a floating rate coupon beginning at 4.16%. The rate is determined quarterly.

        The company used $3.0 million of the proceeds to repay the outstanding balance on a $3.5 million revolving line of credit. The $3.5 million revolving line of credit will remain available. The Company invested $2.7 million in the Company’s wholly-owned subsidiary, Greenville First Bank. The remaining balance will be used by the Company to fund operations.

Note 4 – Stock Based Compensation

        The company has a stock-based employee compensation plan. The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months ended June 30,
	2003	2002
Net income, as reported	$229,455	$121,126
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(19,613)	(17,613)

Pro forma net income	$209,842	$103,513

Earnings per common share:
Basic - as reported	$.20	$.11

Basic - pro forma	$.18	$.09

Diluted - as reported	$.18	$.10

Diluted - pro-forma	$.17	$.09

	For the Six Months ended June 30,
	2003	2002
Net income, as reported	$396,381	$163,939
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(39,226)	(35,226)

Pro forma net income	$357,155	$128,713

Earnings per common share:
Basic - as reported	$.34	$.14

Basic - pro forma	$.31	$.11

Diluted - as reported	$.32	$.14

Diluted - pro-forma	$.29	$.11

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2003 and 2002, risk-free interest rate of 3.00% for 2003 and 2002, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.

Note 5 – Earnings per Share

        The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.‘s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002
Basic Earnings Per Share
Average common shares	1,150,000	1,150,000
Net income	$229,455	$121,126
Earnings per share	$.20	$.11
Diluted Earnings Per Share
Average common shares outstanding	1,150,000	1,150,000
Average dilutive common shares	107,599	12,398

Adjusted average common shares	1,257,599	1,162,398
Net income	$229,455	$121,126
Earnings per share	$.18	$.10

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002
Basic Earnings Per Share
Average common shares	1,150,000	1,150,000
Net income	$396,381	$163,939
Earnings per share	$.34	$.14
Diluted Earnings Per Share
Average common shares outstanding	1,150,000	1,150,000
Average dilutive common shares	90,247	6,199

Adjusted average common shares	1,240,247	1,156,199
Net income	$396,382	$163,939
Earnings per share	$.32	$.14

Item 2. Management’s Discussion and Analysis or Plan of Operation.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.

        Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally, and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

GENERAL

        The following is a discussion of our financial condition as of June 30, 2003 and the results of operations for the three months and six months ended June 30, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the management’s discussion section of this document.

NATIONAL AND ECONOMIC EVENTS

        During most of the last two and one-half years, the United States experienced a slowing economy following ten years of expansion. During this period, the economy was affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the fourth quarter of 2002, the Federal Reserve adjusted the Federal Funds rate down an additional 50 basis points. At the end of the second quarter of 2003, the Federal Reserve again reduced Federal Funds rates by an additional 25 basis points. The total reduction during the last two and half years as been 550 basis points.

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

INCOME STATEMENT REVIEW

Comparison of the three months ended June 30, 2003 and the three months ended June 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $1,426,582 for the three months ended June 30, 2003 compared to $1,052,100 for the same period in 2002, or an increase of 35.6%. The level of net interest income is determined by the balances of earning assets and interest-bearing liabilities combined with the bank’s management of the net interest margin. The following events affect the changes in net interest income: interest rates earned on assets and paid on liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of the balance sheet’s interest rate sensitivity.

        Interest income for the second quarter of 2003 was $2,287,402 and consisted of $2,219,654 on loans, $62,569 in investments and $5,179 on federal funds sold. Interest income for the same period in 2002 was $1,936,720 and included $1,734,959 on loans, $188,250 on investments and $13,511 on federal funds sold.

        Interest expense for the second quarter of 2003 was $860,820 and consisted of $682,896 related to deposits and $177,924 related to borrowings. Our interest expense of $884,620 during the second quarter of 2002 consisted of $841,523 related to deposits and $43,097 related to borrowings. Our interest expense decreased $23,800, or 2.7%, while our average deposits and borrowings increased from $127.1 million for the quarter ended June 30, 2002 to $166.8 million for the quarter ended June 30, 2003, an increase of 31.2%. The decrease in our interest expense compared to the increase in our deposits and borrowings resulted from a 72 basis point reduction in the rates paid. The lower borrowing rates resulted from the declining interest rate environment.

        The following table sets forth, for the three months ended June 30, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates (in $000's)

	For the Three Months Ended June 30,
	2003			2002
	Average	Income	Yield/	Average	Income	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$1,558	$5	1.29%	$3,220	$14	1.74%
Investment securities	6,815	63	3.71%	15,435	188	4.89%
Loans	165,143	2,219	5.39%	114,706	1,735	6.07%

Total earning-assets	173,516	2,287	5.29%	133,361	1,937	5.83%

Non-interest earning assets	6,404			6,947

Total assets	$179,920			$140,308

NOW accounts	$28,902	$27.37%		$29,181	$95	1.31%
Savings & money market	20,922	29.56%		22,294	93	1.67%
Time deposits	87,040	627	2.89%	71,248	654	3.68%

Total interest-bearing deposits	136,864	683	2.00%	122,723	842	2.75%
FHLB advances	26,099	148	2.27%	3,000	36	4.81%
Other borrowings	3,807	30	3.16%	1,387	7	2.02%

Total interest-bearing liabilities	166,770	861	2.07%	127,110	885	2.79%

Non-interest bearing liabilities	2,396			3,655
Shareholders'equity	10,754			9,543

Total liabilities and shareholders'equity	$179,920			$140,308

Net interest spread			3.22%			3.04%
Net interest income/margin		$1,426	3.30%		$1,052	3.16%

        Our net interest spread was 3.22% for the three months ended June 30, 2003 as compared to 3.04% for the three months ended June 30, 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Our net interest margin for the quarter ended June 30, 2003 was 3.30% as compared to 3.16% for the three months ended June 30, 2002. The net interest margin is calculated as the annualized net interest income divided by quarterly average earning assets.

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

	Three months ended June 30,
	2003 vs 2002				2002 vs 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$763	(194)	(85)	484	1,167	(330)	(317)	520
Investment securities	(105)	(45)	25	(125)	15	(66)	(4)	(55)
Federal funds sold	(7)	(4)	2	(9)	(8)	(47)	14	(41)

Total interest income	651	(243)	(58)	350	1,174	(443)	(307)	424

Interest expense
Deposits	97	(230)	(26)	(159)	609	(348)	(254)	7
FHLB advances	277	(19)	(146)	112	36	-	-	36
Other borrowings	12	4	7	23	7	-	-	7

Total interest expense	386	(245)	(165)	(24)	652	(348)	(254)	50

Net interest income	$265	2	107	374	522	(95)	(53)	374

        As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities, reflecting the continued growth of the bank. These increases are partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last two years.

Provision for Loan Losses

        Included in the results of operations for the quarters ended June 30, 2003 and 2002 is a non-cash expense of $200,000 and $220,000, respectively, related to the provision for loan losses. The loan loss reserve was $2,313,374 at June 30, 2003 and $1,824,149 at December 31, 2002. The allowance for loan losses as a percentage of gross loans was 1.32% at June 30, 2003 and 1.22% at December 31, 2002. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under “Provision and Allowance for Loan Losses.”

        For the three months ended June 30, 2003 and 2002, we reported net charge-offs of $5,806 and $101,015, respectively. The $5,806 net charge-offs in the second quarter of 2003 and $1,015 of charge-offs in the second quarter of 2002 relate to consumer loans and credit lines associated with customer checking accounts. In the second quarter of 2002, the bank incurred a write-down on a non-accruing commercial loan in the amount of $100,000.

Noninterest Income and Expenses

        Noninterest income in the second quarter of 2003 was $83,954, a decrease of 31.1% compared to noninterest income of $121,814 in the second quarter of 2002. During the second quarter of 2003, the bank incurred a $100,000 write-down on a house that was previously acquired in foreclosure that is under construction. Excluding the $100,000 loss on real estate owned, noninterest income from loan and service fees increased $62,140 or 51.0%. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

        We incurred general and administrative expenses of $940,447 for the three months ended June 30, 2003 compared to $832,788 for the same period in 2002. The $107,659 increase in general and administrative expenses resulted primarily from additional data processing costs and the additional staff hired to handle the increases in both loans and deposits. Salaries and benefits in second quarter 2003 were $488,564, or an increase of $58,540. Salaries and benefits represented 52.0% of the total noninterest expense. Salaries and benefits in second quarter 2002 were $430,024. All other expenses increased only $49,119. This increase relates primarily to $44,845 additional data processing and related costs, resulting from the higher number of loan and deposit accounts.

        Income tax expense was $140,634 for three months ended June 30, 2003. No income tax or benefit was record in the 2002 period.

Comparison of the six months ended June 30, 2003 and the six months ended June 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $2,765,661 for the six months ended June 30, 2003 compared to $1,996,278 for the same period in 2002, or an increase of 38.5%. The level of net interest income is determined by the balances of earning assets and interest-bearing liabilities combined with the bank’s management of the net interest margin. The following events affect the changes in net interest income: interest rates earned on assets and paid on liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of the balance sheet’s interest rate sensitivity.

        Interest income for the first six months of 2003 was $4,518,431 and consisted of $4,307,650 on loans, $199,113 in investments and $11,668 on federal funds sold. Interest income for the same period in 2002 was $3,727,078 and included $3,321,614 on loans, $369,403 on investments and $36,061 on federal funds sold.

        Interest expense for the first six months of 2003 was $1,752,770 and consisted of $1,412,376 related to deposits and $340,394 related to borrowings. Our interest expense of $1,730,800 during the same period in 2002 consisted of $1,611,120 related to deposits and $119,680 related to borrowings. Our interest expense increased $21,970, or 1.3%, while our average deposits and borrowings increased from $121.1 million for the quarter ended June 30, 2002 to $163.2 million for the quarter ended June 30, 2003, an increase of 34.8%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

        The following table sets forth, for the six months ended June 30, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates (in $000‘s)

	For the Six Months Ended June 30,
	2003			2002
	Average	Income	Yield/	Average	Income	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$1,953	$12	1.24%	$4,105	$36	1.77%
Investment securities	10,274	199	3.91%	14,400	369	5.17%
Loans	159,722	4,308	5.44%	109,691	3,322	6.11%

Total earning-assets	171,949	4,519	5.30%	128,196	3,727	5.86%

Non-interest earning assets	6,306			6,389

Total assets	$178,255			$134,585

NOW accounts	$28,248	$59.42%		$24,551	$142	1.178%
Savings & money market	20,712	62.60%		22,296	187	1.69%
Time deposits	85,908	1,291	3.03%	66,915	1,282	3.86%

Total interest-bearing deposits	134,868	1,412	2.14%	113,762	1,611	2.86%
FHLB advances	23,646	266	2.27%	4,425	86	3.92%
Other borrowings	6,739	75	2.24%	2,917	34	2.35%

Total interest-bearing liabilities	165,253	1,753	2.17%	121,104	1,731	2.88%

Non-interest bearing liabilities	2,375			3,983
Shareholders'equity	10,627			9,498

Total liabilities and shareholders'equity	$178,255			$134,585

Net interest spread			3.13%			2.98%
Net interest income/margin		$2,766	3.24%		$1,996	3.14%

        Our net interest spread was 3.13% for the six months ended June 30, 2003 as compared to 2.98% for the six months ended June 30, 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Our net interest margin for the quarter ended June 30, 2003 was 3.24% as compared to 3.14% for the six months ended June 30, 2002. The net interest margin is calculated as the annualized net interest income divided by quarterly average earning assets.

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

	Six months ended June 30,
	2003 vs 2002				2002 vs 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,515	(363)	(166)	986	2,331	(680)	(675)	976
Investment securities	(106)	(90)	26	(170)	22	(109)	(6)	(93)
Federal funds sold	(19)	(11)	6	(24)	(4)	(85)	8	(81)

Total interest income	1,390	(464)	(134)	792	2,349	(874)	(673)	802

Interest expense
Deposits	270	(402)	(67)	(199)	1,203	(707)	(520)	(24)
FHLB advances	374	(36)	(157)	181	86	-	-	86
Other borrowings	45	(2)	(2)	41	34	-	-	34

Total interest expense	689	(440)	(226)	24	1,323	(707)	(520)	96

Net interest income	$701	(24)	92	768	1,026	(167)	(153)	706

        As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities, reflecting the continued growth of the bank. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last two years.

Provision for Loan Losses

        Included in the results of operations for the six months ended June 30, 2003 and 2002 is a non-cash expense of $500,000 and $420,000, respectively, related to the provision for loan losses. The loan loss reserve was $2,313,374 at June 30, 2003 and $1,824,149 at December 31, 2002. The allowance for loan losses as a percentage of gross loans was 1.32% at June 30, 2003 and 1.22% at December 31, 2002. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under “Provision and Allowance for Loan Losses.”

        For the six months ended June 30, 2003 and 2002, we reported net charge-offs of $10,775 and $105,136, respectively. The $10,775 net charge-offs in the 2003 period and $5,136 of charge-offs in the 2002 same period relate to consumer loans and credit lines associated with customer checking accounts. In the second quarter of 2002, the bank incurred a write-down on a non-accruing commercial loan in the amount of $100,000.

Noninterest Income and Expenses

        Noninterest income in the first six months of 2003 was $231,107, an increase of 2.8% over noninterest income of $224,764 in the same period in 2002. During the second quarter of 2003, the bank incurred a $100,000 write-down on a house that was previously acquired in foreclosure that is under construction. Excluding the $100,000 loss on real estate owned, noninterest income from loan and service fees increased $106,343, or 47.3%. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

        We incurred general and administrative expenses of $1,857,444 for the six months ended June 30, 2003 compared to $1,637,103 for the same period in 2002. The $220,341 increase in general and administrative expenses resulted primarily from additional data processing costs and the additional staff hired to handle the increases in both loans and deposits. Salaries and benefits in second quarter 2003 were $967,842, or an increase of $106,295. Salaries and benefits represented 52.1% of the total noninterest expense. Salaries and benefits in first six months of 2002 were $861,547. All other expenses increased only $114,046. This increase relates primarily to $84,003 additional data processing and related costs, resulting from the higher number of loan and deposit accounts.

        Income tax expense was $242,941 for six months ended June 30, 2003. No income tax or benefit was record in the 2002 period.

BALANCE SHEET REVIEW

General

        At June 30, 2003, we had total assets of $191.5 million, consisting principally of $173.6 million in loans, $10.7 million in investments and $4.5 million in cash and due from banks. Liabilities at June 30, 2003 totaled $180.9 million, consisting principally of $144.5 million in deposits, $25.5 million in FHLB advances and $6.0 million in trust preferred securities. At June 30, 2003, shareholders’ equity was $10.6 million.

Investments

        At June 30, 2003, the $4.7 million of investment securities portfolio available for sale represented approximately 2.5% of our total assets. We invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $4.7 million and an amortized cost of $4.5 million for an unrealized gain of $181,998.

        Contractual maturities and yields on our investments available for sale at June 30, 2003 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After one but
	Within		Within five		Over
	one year	Yield	Years	Yield	Five years	Yield	Total	Yield

U.S.Government
agencies	$-	-	$1,145	5.29%	$-	$-	$1,145	5.29%
Mortgage-backed
securities	-	-	-	-	3,565	4.70%	3,565	4.70%

Total	-	-	$1,145	5.29%	$3,565	4.70%	$4,710	4.84%

        At June 30, 2003, the $4.4 million of short-term investments in federal funds sold on an overnight basis comprised 2.31% of total assets at June 30, 2003, as compared to $41,736, or .02%, of total assets at December 31, 2002.

Loans

        Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the six months ended June 30, 2003 and 2002 were $159.7 million and $109.7 million, respectively. Total loans outstanding at June 30, 2003 and December 31, 2002 were $175.9 million and $149.9 million, respectively, before allowance for loan losses.

        The following table summarizes the composition of the loan portfolio:

	June 30, 2003		December 31, 2002
	Amount	Percentage	Amount	Percentage
Real estate:
Commercial
Owner occupied	$33,357,376	19.09%	$22,653,311	15.11%
Non-owner occupied	42,361,284	24.08%	43,076,993	28.74%
Construction	7,142,696	4.06%	4,007,650	2.67%

	83,079,356	47.23%	69,737,954	46.52%

Consumer
Residential	27,347,046	15.55%	25,499,625	17.01%
Home Equity	21,551,384	12.25%	18,069,407	12.05%
Construction	4,380,585	2.49%	4,199,848	2.80%

	53,279,015	30.29%	47,768,880	31.86%

Total real-estate	136,358,371	77.52%	117,506,834	78.39%

Commercial business	34,912,197	19.85%	28,192,407	18.81%
Consumer-other	5,035,618	2.86%	4,590,552	3.06%
Deferred origination fees, net	(408,439)	(.23%)	(386,632)	(.26%)

	175,897,747	100.00%	149,903,161	100.00%

Less allowance for loan
Losses	(2,313,374)		(1,824,149)

Total loans, net	$173,584,373		$148,079,012

        The principal component of our loan portfolio at June 30, 2003 and at December 31, 2002 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Provision and Allowance for Loan Losses

        We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

        We have established an allowance for loan losses by expensing a provision for loan losses on our statement of operations. The allowance represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We increase the allowance periodically by additional provisions for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

        Our evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

        We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have engaged an independent consultant to review the loan files on a test basis to verify that the lenders have properly graded each loan. Due to our limited operating history, the provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.

        At June 30, 2003 and at December 31, 2002, the allowance for loan losses was $2.3 million and $1.8 million, respectively, or 1.32% of outstanding loans at June 30, 2003 and 1.22% at December 31, 2002, respectively. During the six months ended June 30, 2003 and 2002, we charged off loans of $10,175 and $105,136, respectively.

        At June 30, 2003, nonaccrual loans totaled $242,584, which represented .14% of total loans. Included in the $242,584 are nonaccrual commercial loans of $225,253 and consumer loans of $17,331. During the second quarter of 2002, the bank obtained ownership through foreclosure procedures on the residential construction loan that was on nonaccrual status at December 31, 2001. At June 30, 2003, the bank carried this asset as real estate owned with a carrying value of approximately $598,356. The bank is in the process of completing the construction of this home. The bank carries all real estate acquired through foreclosure at the lower of cost or market value.

        Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at June 30, 2003 (dollars in thousands):

		After one but
	One year	Within five	After
	or less	Years	five years	Total
Commercial	$20,570	$14,157	$164	$34,891
Real estate - construction	5,032	3,944	2,547	11,523
Real estate- mortgage	20,130	101,800	2,514	124,444
Consumer and other	2,311	2,419	310	5,040

Total loans	$48,043	$122,320	$5,535	$175,898

Loans maturing after one year with:
Fixed interest rates				$30,940
Floating interest rates				$96,915

Deposits and Other Interest-Bearing Liabilities

        Our primary sources of funds for loans and investments are our deposits, advances from the FHLB, and short-term repurchase agreements. We believe that conditions in 2003 were favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during 2003.

        The following is a table of deposits by category (dollars in thousands):

	June 30, 2003		December 31, 2002
Demand deposit accounts	$15,481	10.71%	$13,809	10.34%
NOW accounts	16,372	11.33%	15,378	11.51%
Money market accounts	19,820	13.71%	19,727	14.77%
Savings accounts	1,556	1.08%	1,774	1.33%
Time deposits less than $100,000	30,964	21.42%	32,024	23.98%
Time deposits of $100,000 or more	60,354	41.75%	50,851	38.07%

Total deposits	$144,547	100.00%	$133,563	100.00%

        Core deposits, which traditionally exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $84.2 million and $82.7 million at June 30, 2003 and December 31, 2002, respectively. Our loan-to-deposit ratio was 120.09% and 110.87% at June 30, 2003 and December 31, 2002, respectively.

        A significant portion of the time deposits over $100,000 relate to deposits that were obtained outside of our local market. The maturities on these deposits range from three months to five years. These deposits were obtained at rates that were either comparable to or lower than rates paid in the local market.

        The maturity distribution of our time deposits of $100,000 or more is as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)

Three months or less	$15,292	$13,226
Over three through six months	14,139	9,155
Over six through twelve months	13,437	10,391
Over twelve months	17,486	18,079

Total	$60,354	$50,851

Borrowings

        At June 30, 2003, the bank had two unused federal funds purchased line of credit totaling $6,700,000. These lines of credit are unsecured and bears interest at the daily rate of federal funds plus 25 basis points (1.25% at June 30, 2003).

        At June 30, 2003, the bank had $25,500,000 of advances from the FHLB. These advances are secured with approximately $79,400,000 of first mortgage loans and the bank’s stock in the FHLB. The bank had collateral available to borrow an additional $24,400,000 advances at June 30, 2003. Listed below is a summary of the term and maturities of the advances:

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

        At June 30, 2003, the company had an unused $3,500,000 revolving line of credit with another bank with a maturity of June 20, 2004. The line of credit bears interest at a rate of the three-month libor rate plus 200 basis points, which at June 30, 2003 was 3.30%. The company has pledged all of the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of June 30, 2003, the company believes it is in compliance with all covenants.

        On June 26, 2003, Greenville First Bancshares, Inc. issued $6.0 million floating rate trust preferred securities. The initial pricing of the transaction calls for a floating rate coupon beginning at 4.16%. The rate is determined quarterly.

        The company used $3.0 million of the proceeds to repay the outstanding balance on a $3.5 million revolving line of credit. The $3.5 million revolving line of credit will remain available. The Company will invest $2.7 million in the Company’s wholly-owned subsidiary, Greenville First Bank. The remaining balance will be used by the company to fund operations.

CAPITAL RESOURCES

        Total shareholders’ equity amounted to $10.6 million at June 30, 2003 and $10.2 million at December 31, 2002. The increase during the six months ended June 30, 2003 resulted from $396,381 of net income partly offset by $27,614 decrease in the unrealized gains on investment securities.

        The following table shows the annualized return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since our inception, we have not paid any cash dividends.

	June 30, 2003	December 31, 2002
Return on average assets	.45%	.051%
Return on average equity	7.52%	7.73%
Equity to assets ratio	5.96%	6.57%

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

        Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available for sale, plus a portion of trust preferred securities subject to certain limitations, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the remaining portion of trust preferred securities not included in Tier 1, plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized”, we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The following table sets forth the company’s and the bank’s various capital ratios at June 30, 2003 and December 31, 2002. At June 30, 2003 and December 31, 2002, both the company and the bank were in compliance with each of the applicable regulatory capital requirements and were both considered to be “well capitalized.”

	June 30, 2003		December 31, 2002
	Company	Bank	Company	Bank
Total risk-based capital	11.6%	11.6%	8.6%	10.3%
Tier 1 risk-based capital	8.8%	10.1%	7.4%	9.1%
Leverage capital	7.2%	8.9%	6.1%	7.5%

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

OFF-BALANCE SHEET RISK

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2003, unfunded commitments to extend credit were $53.4 million, of which approximately $13.3 million is at fixed rates and $40.1 million is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At June 30, 2003, there was a $671,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        Because approximately 76% of our loans are variable rate loans at June 30, 2003, we are currently asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

        At June 30, 2003 and December 31, 2002, our liquid assets, consisting of cash, due from banks and federal funds sold, amounted to $8.9 million and $4.5 million, representing 4.7% and 2.6% of total assets, respectively. Investment securities at June 30, 2003 and December 31, 2002 amounted to $6.3 million and $15.5 million, representing 3.3% and 9.1% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

        We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans, maturity of investment securities, generation of deposits and additional borrowings. During 2003, we have utilized proceeds from the short-term advances from the FHLB and short-term repurchase agreements from brokerage firms, proceeds from sales of participations in loans originated, and an increase in deposits to fund the significant portion of the 2003 loan production. By utilizing the various short-term sources of funding, we have been able to reduce the bank’s level of interest sensitivity while obtaining low cost funds. The bank is a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires securities, qualifying single family and commercial mortgage loans, and stock of the FHLB owned by the bank is pledged to secure any advances from the FHLB. The unused borrowing capacity at June 30, 2003 that is currently available from the FHLB based on the amount of collateral pledged is approximately $24.4 million. In addition, the bank maintains two federal funds purchased line of credit with a correspondent bank, totaling $6.7 million. At June 30, 2003, the unused portion of the lines was $6.7 million. We have also obtained a $10.0 million line of credit that is available from a brokerage firm based on the amount of collateral held by the firm. At June 30, 2003, the firm held $4.0 million of investment securities as collateral. As of June 30, 2003, the bank had no outstanding borrowings from the brokerage firm.

        During the second quarter of 2003, the bank, in the planning phase, announced intentions to open two branch locations. The two branches are expected to open during the second half of 2004 or the first half of 2005. The bank anticipates being able to fund this expansion program from normal operations.

        We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our liquidity needs for the foreseeable future.

        Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. The bank’s asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the bank and meets at least quarterly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank’s interest sensitive assets and liabilities within board-approved limits. With historical low levels of interest rates, the bank has invested a significant portion of its assets in variable rate loans, which has resulted in an asset sensitive position.

        The following table presents our rate sensitivity at each of the time intervals indicated as of June 30, 2003. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table’s maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,426	$-	$-	$-	$4,426
Investment securities	500	1,350	2,800	60	4,710
Loans	136,928	7,229	31,394	346	175,897

Total earning assets	$141,854	$8,579	$34,194	$406	$185,033

Interest-bearing liabilities:
Money market and NOW	$19,364	$-	$-	$-	$19,564
Regular savings	500	-	-	-	500
Time deposits	22,913	40,692	27,713	-	91,318
Trust preferred securities	6,000	-	-	-	6,000
FHLB advances	5,000	12,500	8,000	-	25,500

Total interest-bearing
liabilities	$53,777	$53,192	$35,713	$-	$142,882

Period gap	$88,077	$(44,613)	$(1,519)	406	$42,351
Cumulative gap	$88,077	$43,464	$41,945	$42,351	$42,351

Ratio of cumulative gap to
total earning assets	47.6%	23.5%	22.7%	22.9%

ACCOUNTING, REPORTING AND REGULATORY MATTERS

        Accounting standards have been issued or proposed by the Financial Accounting Standards Board and are not required to be adopted until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 2. Changes in Securities

      On June 26, 2003, Greenville First Bancshares, Inc. issued $6.0 million floating rate trust preferred securities. The initial pricing of the transaction calls for a floating rate coupon beginning at 4.16%. The rate is determined quarterly.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on May 14, 2003 for which the election of four members of the board of directors as Class I directors for a three-year term was the only matter submitted to a vote of security holders. The following describes the matter voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

        At the company’s annual meeting of shareholders held May 14, 2003, the election of four members of the board of directors as Class I directors for a three-year term was the only matter submitted to a vote of security holders during the six months ended June 30, 2003.

        Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Mark A. Cothran, Rudolph G. Johnsonstone, III, M.D., Keith J. Marrero, and R. Arthur Seaver, Jr. The current Class II directors are Leighton M. Cubbage, David G. Ellison, James B. Orders, and William B. Sturgis. The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr.

        The terms of the Class I directors expired at the Annual Meeting. Each of the four current Class I directors was nominated for election and stood for election at the Annual Meeting on May 14, 2003 for a three-year term. The number of votes for the election of the Class I directors were as follows: For Mr. Cothran – 1,062,087; for Dr. Johnstone – 1,062,387; for Mr. Marrero – 1,123,587; and for Mr. Seaver – 1,062,587. The number of votes against the directors were as follows: Mr. Cothran – 61,800; Dr. Johnstone – 61,500; Mr. Marrero –300; and Mr. Seaver –61,300. No shareholders voted to abstain.

        Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class I directors to serve a three-year term, expiring at the 2006 annual meeting of shareholders was recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by the company’s shareholders at our annual meeting held on May 14, 2003.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

    (a)        Exhibits: See Exhibit Index attached hereto.

               Exhibit          Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

    (b)    Reports on Form 8-K

              The following reports were filed on Form 8-K during the second quarter ended June 30, 2003.

              The Company filed a Form 8-K on April 10, 2003 to disclose the issuance of a press release announcing its financial results for the first quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC

Date: August 12, 2003	/s/ R. Arther Seaver, Jr.
R. Arther Seaver, Jr.
Chief Executive Officer

Date: August 12, 2003	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number            Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.