Form 10QSB
period 2003-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2003-11-14
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

864-679-9000
(Telephone Number)

Not Applicable
(Former Name, former address
and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,150,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 4, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

GREENVILLE FIRST BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

        The financial statements of Greenville First Bancshares, Inc. and Subsidiaries are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,336,670	$4,429,290
Federal funds sold	3,377,356	41,736
Investment securities available for sale	3,929,272	14,592,190
Investments securities held to maturity	10,026,925	-
Other investments, at cost	2,485,150	905,000
Loans, net	185,889,884	148,079,012
Accrued interest	690,016	730,028
Property and equipment	798,120	785,942
Other real estate owned	691,147	524,625
Other assets	532,557	269,840

Total assets	$214,757,097	$170,357,663

Liabilities and Shareholders' Equity
Liabilities
Deposits	$156,093,718	$133,563,270
Official checks outstanding	867,588	889,270
Federal funds purchased and repurchase agreements	-	9,107,000
Federal Home Loan Bank advances	40,000,000	13,000,000
Note payable	-	2,500,000
Trust preferred securities	6,000,000	-
Accrued interest payable	524,894	606,072
Accounts payable and accrued expenses	443,653	460,262

Total liabilities	203,929,853	160,125,874

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share, 10,000,000 shares
authorized, 1,150,000 issued	11,500	11,500
Additional paid-in capital	10,635,200	10,635,200
Accumulated other comprehensive income	79,325	147,733
Retained earnings (deficit)	101,219	(562,644)

Total shareholders' equity	10,827,244	10,231,789

Total liabilities and shareholders' equity	$214,757,097	$170,357,663

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	September 30,
	2003	2002
Interest income
Loans	$2,352,898	$1,984,879
Investment securities	139,249	176,433
Federal funds sold	2,957	7,640

Total interest income	2,495,104	2,168,952
Interest expense
Deposits	685,441	791,346
Borrowings	246,944	92,437

Total interest expense	932,385	883,783

Net interest income before provision for loan losses	1,562,719	1,285,169
Provision for loan losses	250,000	300,000

Net interest income after provision for loan losses	1,312,719	985,169

Noninterest income (loss)
Loan fee income	50,446	42,589
Service fees on deposit accounts	67,838	47,634
Write-down on real estate owned	(70,000)	-
Other income	67,034	49,309

Total noninterest income	115,318	139,532

Noninterest expenses
Salaries and benefits	494,979	451,044
Professional fees	56,947	42,457
Marketing	44,128	27,962
Insurance	28,171	24,031
Occupancy	141,899	145,516
Data processing and related costs	169,240	139,792
Telephone	5,517	6,257
Other	55,733	28,013

Total noninterest expenses	996,614	865,072

Income before income taxes	431,423	259,629
Income tax expense	163,941	-

Net income	$267,482	$259,629

Income per common share-adjusted for 3 for 2 stock split:
Basic	$.16	$.15

Diluted	$.14	$.15

Weighted average common shares outstanding -adjusted for 3 for 2 split:
Basic	1,725,000	1,725,000

Diluted	1,886,399	1,772,564

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2003	2002
Interest income
Loans	$6,660,548	$5,306,493
Investment securities	338,362	545,836
Federal funds sold	14,625	43,701

Total interest income	7,013,535	5,896,030
Interest expense
Deposits	2,097,817	2,402,466
Borrowings	587,338	212,117

Total interest expense	2,685,155	2,614,583

Net interest income before provision for loan losses	4,328,380	3,281,447
Provision for loan losses	750,000	720,000

Net interest income after provision for loan losses	3,578,380	2,561,447

Noninterest income (loss)
Loan fee income	154,112	97,034
Service fees on deposit accounts	191,134	129,068
Write-down on real estate owned	(170,000)	-
Other income	171,178	138,194

Total noninterest income	346,424	364,296

Noninterest expenses
Salaries and benefits	1,462,821	1,312,591
Professional fees	131,506	125,657
Marketing	122,873	90,146
Insurance	81,436	67,065
Occupancy	441,261	437,249
Data processing and related costs	456,770	343,319
Telephone	16,704	17,987
Other	140,688	108,161

Total noninterest expenses	2,854,059	2,502,175

Income before income taxes	1,070,745	423,568

Income tax expense	406,882	-

Net income	$663,863	$423,568

Income per common share-adjusted for 3 for 2 stock split:
Basic	$.38	$.25

Diluted	$.35	$.24

Weighted average common shares outstanding –adjusted for 3 for 2 stock split:
Basic	1,725,000	1,725,000

Diluted	1,874,780	1,747,227

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	other	Retained	Total
	Common stock		paid-in	comprehensive	Earnings	Shareholders'
	Shares	Amount	capital	income	(deficit)	Equity

December 31, 2001	1,150,000	$11,500	$10,635,200	$127,779	$(1,315,060)	$9,459,419

Net income	-	-	-	-	423,568	423,568

Comprehensive income
(loss), net of
tax
Unrealized holding gain
on securities available
for sale	-	-	-	12,137	-	12,137

Comprehensive income	-	-	-	-	-	435,705

September 30, 2002	1,150,000	$11,500	$10,635,200	$139,916	$(891,492)	$9,895,124

December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789

Net income	-	-	-	-	663,863	663,863

Comprehensive income, net
of tax
Change in unrealized
holding gain on
securities
available for sale	-	-	-	(68,408)	-	(68,408)

Comprehensive income	-	-	-	-	-	595,455

September 30, 2003	1,150,000	$11,500	$10,635,200	$79,325	$101,219	$10,827,244

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2003	2002
Operating activities
Net income	$663,863	$423,568
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	750,000	720,000
Depreciation and other amortization	109,904	154,730
Accretion and amortization of securities
discounts and premium, net	77,309	26,552
Increase in other assets, net	(389,226)	57,735
Increase (decrease) in other liabilities, net	(84,229)	903,147

Net cash provided by operating activities	1,127,621	2,285,732

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(38,560,872)	(41,102,470)
Purchase of property and equipment	(122,082)	(65,293)
Purchase of securities available for sale	-	(11,144,137)
Purchase of securities held to maturity	(10,158,438)	-
Purchase of other investment	(2,785,150)	(100,000)
Payments and maturity of securities:
Available for sale	10,484,108	13,713,600
Held to maturity	129,365	-
Other investments	1,205,000	-

Net cash used for investing activities	(39,808,069)	(38,698,300)

Financing activities
Increase in deposits, net	22,530,448	38,341,775
Decrease in short-term borrowings	(9,107,000)	(3,680,350)
Increase(decrease) in other borrowings	(2,500,000)	1,700,000
Proceeds from trust preferred securities	6,000,000	-
Increase (decrease) in Federal Home Loan Bank advances	27,000,000	2,000,000

Net cash provided by financing activities	43,923,448	38,361,425

Net increase in cash and cash equivalents	5,243,000	1,948,857

Cash and cash equivalents at beginning of the year	4,471,026	2,982,956

Cash and cash equivalents at end of the year	$9,714,026	$4,931,813

Supplemental information
Cash paid for
Interest	$2,766,333	$2,834,889

Income taxes	$37,188	-

Supplemental schedule of non-cash transaction
Foreclosure of real estate	$-	$362,987

Unrealized gain (loss) on securities, net of income taxes	$(120,119)	$12,137

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Business activity

        Greenville First Bancshares, Inc. (the “company”) is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. (the “bank”) and all of the stock of Greenville First Statutory Trust I (the “Trust”). The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Trust is a special purpose subsidiary for the sole purpose of issuing trust preferred securities.

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB (Registration Number 333-83851) as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiaries Greenville First Bank, N.A., and Greenville Statutory Trust I.

Cash and Cash Equivalents

        For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.” These assets have contractual maturities of less than three months.

Note 2 – Note Payable

        At September 30, 2003, the company had an unused $3.5 million revolving line of credit with another bank with a maturity of March 20, 2004. The line of credit bears interest at a rate of three-month libor plus 2.00%, which at September 30, 2003 was 3.17%. The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality. As of September 30, 2003, the company was in compliance with all covenants.

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

Note 4 – Stock Split

        On November 17, 2003, shareholders of record as of November 3, 2003, will receive one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split. All factional shares will be paid in cash. The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

Note 5 – Earnings per Share

        The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.‘s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. The numbers of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	Three Months	Three Months
	ended	ended
	Sept. 30, 2003	Sept. 30, 2002
Basic Earnings Per Share
Average common shares	1,725,000	1,725,000
Net income	$267,482	$259,629
Earnings per share	$.16	$.15

Diluted Earnings Per Share
Average common shares outstanding	1,725,000	1,725,000
Average dilutive common shares	161,399	47,564

Adjusted average common shares	1,886,399	1,772,564
Net income	$267,482	$259,629
Earnings per share	$.14	$.15

	Nine Months	Nine Months
	ended	ended
	Sept. 30, 2003	Sept. 30, 2002
Basic Earnings Per Share
Average common shares	1,725,000	1,725,000
Net income	$663,863	$423,568
Earnings per share	$.38	$.25

Diluted Earnings Per Share
Average common shares outstanding	1,725,000	1,725,000
Average dilutive common shares	149,780	22,227

Adjusted average common shares	1,874,780	1,747,227
Net income	$663,863	$423,568
Earnings per share	$.35	$.24

Note 6 – Stock Based Compensation

        The company has a stock-based employee compensation plan. The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months ended
	September 30,
	2003	2002

Net income, as reported	$267,482	$259,629
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(19,613)	(17,613)

Pro forma net income	$247,869	$242,016

Earnings per common share-adjusted
for 3 for 2 stock split:
Basic - as reported	$.16	$.15

Basic - pro forma	$.14	$.14

Diluted - as reported	$.14	$.15

Diluted - pro-forma	$.13	$.14

	For the Nine Months ended
	September 30,
	2003	2002

Net income, as reported	$663,863	$423,568
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(58,839)	(52,839)

Pro forma net income	$605,024	$370,729

Earnings per common share-adjusted
for 3 for 2 stocks split:
Basic - as reported	$.38	$.25

Basic - pro forma	$.35	$.21

Diluted - as reported	$.35	$.24

Diluted - pro-forma	$.32	$.21

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

GENERAL

        The following is a discussion of our financial condition as of September 30, 2003 and the results of operations for the three months and nine months ended September 30, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the management’s discussion section of this document.

NATIONAL AND ECONOMIC EVENTS

        During most of the last three years, the United States experienced a slowing economy following ten years of expansion. During this period, the economy was affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the fourth quarter of 2002, the Federal Reserve adjusted the Federal Funds rate down an additional 50 basis points. At the end of the third quarter of 2003, the Federal Reserve again reduced Federal Funds rates by an additional 25 basis points. During the last three years, the total reduction has been 550 basis points.

        Despite sharply lower short-term rates, stimulus to the economy has been muted because the yield curve has steepened and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. Under these unusual conditions, many observers expect Congress to pass an economic stimulus plan. Many economists believe the Federal Reserve will begin increasing interest rates in the last half of 2004. No assurance can be given that the Federal Reserve will take such action. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

INCOME STATEMENT REVIEW

Comparison of the three months ended September 30, 2003 and the three months ended September 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $1,562,719 for the three months ended September 30, 2003 compared to $1,285,169 for the same period in 2002, or an increase of 21.6%. The level of net interest income is determined by the balances of earning assets and interest-bearing liabilities combined with the bank’s management of the net interest margin. The following events affect the changes in net interest income: interest rates earned on assets and paid on liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of the balance sheet’s interest rate sensitivity.

        Interest income for the third quarter of 2003 was $2,495,104 and consisted of $2,352,898 on loans, $139,249 in investments and $2,957 on federal funds sold. Interest income for the same period in 2002 was $2,168,952 and included $1,984,879 on loans, $176,433 on investments and $7,640 on federal funds sold.

        Interest expense for the third quarter of 2003 was $932,385 and consisted of $685,441 related to deposits and $246,944 related to borrowings. Our interest expense of $883,783 during the third quarter of 2002 consisted of $791,346 related to deposits and $92,437 related to borrowings. Our interest expense increased $48,602, or 5.5%, while our average interest-bearing deposits and borrowings increased from $141.3 million for the quarter ended September 30, 2002 to $189.4 million for the quarter ended September 30, 2003, an increase of 34.0%. The 5.5% increase in our interest expense compared to the 34.0% increase in our deposits and borrowings resulted from a 53 basis point reduction in the rates paid. The lower borrowing rates resulted from the declining interest rate environment.

        The following table sets forth, for the three months ended September 30, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates (in $000‘s)

	For the Three Months Ended September 30,

	2003			2002
	Average	Income	Yield/	Average	Income	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold	$1,182	$3	1.01%	$1,753	$7	1.58%
Investment securities	13,392	139	4.12%	15,027	177	4.67%
Loans	181,401	2,353	5.15%	130,472	1,985	6.04%

Total earning-assets	195,975	2,495	5.05%	147,252	2,169	5.84%

Non-interest earning assets	6,541			6,806

Total assets	$202,516			$154,058

NOW accounts	$31,015	$33.42%		$31,058	$75.96%
Savings & money market	23,608	36.60%		23,033	73	1.26%
Time deposits	93,464	617	2.62%	73,239	643	3.48%

Total interest-bearing deposits	148,087	686	1.84%	127,330	791	2.46%
FHLB advances	28,458	158	2.20%	7,185	54	2.98%
Other borrowings	12,814	88	2.72%	6,816	39	2.27%

Total interest-bearing liabilities	189,359	932	1.95%	141,331	884	2.48%

Non-interest bearing liabilities	2,302			2,914
Shareholders' equity	10,855			9,813

Total liabilities and shareholders'equity	$202,516			$154,058

Net interest spread			3.10%			3.36%
Net interest income/margin		$1,563	3.16%		$1,285	3.46%

        Our net interest spread was 3.10% for the three months ended September 30, 2003 as compared to 3.36% for the three months ended September 30, 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Our net interest margin for the quarter ended September 30, 2003 was 3.16% as compared to 3.46% for the three months ended September 30, 2002. The net interest margin is calculated as the annualized net interest income divided by quarterly average earning assets. The decline in the net interest margin resulted from the bank having more earning assets than interest-bearing liabilities that re-priced to lower rates as a result of the 75 basis point market reduction in short-term rates during the twelve month period ended September 30, 2003.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing rates and changing volume. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three months ended September 30,
	2003 vs 2002				2002 vs 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$775	(293)	(114)	368	1,145	(287)	(240)	618
Investment securities	(19)	(21)	2	(38)	(8)	(54)	2	(60)
Federal funds sold	(2)	(3)	1	(4)	(3)	(17)	4	(16)

Total interest income	754	(317)	(111)	326	1,134	(358)	(234)	542

Interest expense
Deposits	129	(201)	(33)	(105)	515	(342)	(212)	(39)
FHLB advances	160	(14)	(42)	104	38	-	-	38
Other borrowings	34	8	7	49	7	-	-	7

Total interest expense	323	(207)	(68)	48	560	(342)	(212)	6

Net interest income	$431	(110)	(43)	278	574	(16)	(22)	536

        As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities, reflecting the continued growth of the bank. These increases are partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last two years.

Provision for Loan Losses

        Included in the results of operations for the quarters ended September 30, 2003 and 2002 is a non-cash expense of $250,000 and $300,000, respectively, related to the provision for loan losses. The loan loss reserve was $2,461,310 at September 30, 2003 and $1,824,149 at December 31, 2002. The allowance for loan losses as a percentage of gross loans was 1.31% at September 30, 2003 and 1.22% at December 31, 2002. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under “Provision and Allowance for Loan Losses.”

        For the three months ended September 30, 2003 and 2002, we reported net charge-offs of $102,064 and $101,015, respectively. All charge-offs in the third quarter of 2003 were related to commercial loans. Included in the third quarter of 2002 was a write-down on a non-accruing commercial loan in the amount of $100,000. The remaining $1,015 of net charge-offs in the 2002 period relate to consumer loans and credit lines associated with customer checking accounts.

Noninterest Income and Expenses

        Noninterest income in the third quarter of 2003 was $115,318, a decrease $24,214 compared to noninterest income of $139,532 in the third quarter of 2002. During the third quarter of 2003, the bank incurred a $70,000 write-down on a house that was previously acquired in foreclosure that is under construction. Excluding the $70,000 loss on real estate owned, noninterest income from loan and service fees increased $45,786, or 32.8%. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

        We incurred general and administrative expenses of $996,614 for the three months ended September 30, 2003 compared to $865,072 for the same period in 2002. The $131,542 increase in general and administrative expenses resulted primarily from additional data processing costs and the additional staff hired to handle the increases in both loans and deposits. Salaries and benefits in third quarter 2003 were $494,979, or an increase of $43,935. Salaries and benefits represented 50.0% of the total noninterest expense. Salaries and benefits in third quarter 2002 were $451,044. All other expenses increased $87,607. This increase relates primarily to $29,448 additional data processing and related costs, $14,490 additional professional fees, an additional $16,166 of marketing expense and $27,720 additional other expense related primarily to higher postage and supplies. The majority of the increased expense resulted from the higher number of loan and deposit accounts.

        Income tax expense was $163,941 for three months ended September 30, 2003. No income tax or benefit was record in the 2002 period.

Comparison of the nine months ended September 30, 2003 and the nine months ended September 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $4,328,380 for the nine months ended September 30, 2003 compared to $3,281,447 for the same period in 2002, or an increase of 31.9%. The level of net interest income is determined by the balances of earning assets and interest-bearing liabilities combined with the bank’s management of the net interest margin. The following events affect the changes in net interest income: interest rates earned on assets and paid on liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of the balance sheet’s interest rate sensitivity.

        Interest income for the first nine months of 2003 was $7,013,535 and consisted of $6,660,548 on loans, $338,362 in investments and $14,625 on federal funds sold. Interest income for the same period in 2002 was $5,896,030 and included $5,306,493 on loans, $545,836 on investments and $43,701 on federal funds sold.

        Interest expense for the first nine months of 2003 was $2,685,155 and consisted of $2,097,817 related to deposits and $587,338 related to borrowings. Our interest expense of $2,614,583 during the same period in 2002 consisted of $2,402,466 related to deposits and $212,117 related to borrowings. Our interest expense increased $70,572, or 2.7%, while our average deposits and borrowings increased from $128.7 million for the quarter ended September 30, 2002 to $173.4 million for the quarter ended September 30, 2003, an increase of 34.8%. The increase in our interest expense was proportionately less than the increase in our deposits and borrowings because of the declining interest rate environment.

        The following table sets forth, for the nine months ended September 30, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates (in $000‘s)

	For the Nine months Ended September 30,

	2003			2002
	Average	Income	Yield/	Average	Income	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold	$1,693	$15	1.18%	$3,312	$44	1.78%
Investment securities	11,325	338	3.99%	14,611	546	5.00%
Loans	167,028	6,660	5.33%	116,694	5,306	6.08%

Total earning-assets	180,046	7,013	5.21%	134,617	5,896	5.86%

Non-interest earning assets	6,385			6,530

Total assets	$186,431			$141,147

NOW accounts	$29,180	$92.42%		$26,744	$217	1.08%
Savings & money market	21,688	98.60%		22,545	260	1.54%
Time deposits	88,454	1,908	2.88%	69,766	1,926	3.69%

Total interest-bearing deposits	139,322	2,098	2.01%	119,055	2,403	2.70%
FHLB advances	25,268	424	2.24%	5,355	140	3.50%
Other borrowings	8,786	163	2.48%	4,231	72	2.28%

Total interest-bearing liabilities	173,376	2,685	2.07%	128,641	2,615	2.72%

Non-interest bearing liabilities	2,351			2,902
Shareholders' equity	10,704			9,604

Total liabilities and shareholders'equity	$186,431			$141,147

Net interest spread			3.14%			3.14%
Net interest income/margin		$4,328	3.21%		$3,281	3.26%

        Our net interest spread was 3.14% for both of the nine months periods ended September 30, 2003 and 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Our net interest margin for the quarter ended September 30, 2003 was 3.21% as compared to 3.26% for the nine months ended September 30, 2002. The net interest margin is calculated as the annualized net interest income divided by quarterly average earning assets.

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

	Nine months ended September 30,
	2003 vs 2002				2002 vs 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

Interest income
Loans	$2,289	(653)	(282)	1,354	3,482	(975)	(914)	1,593
Investment securities	(123)	(110)	25	(207)	15	(164)	(4)	(153)
Federal funds sold	(22)	(15)	7	(29)	(7)	(102)	13	(96)

Total interest income	2,144	(778)	(250)	1,118	3,490	(1,241)	(905)	1,344

Interest expense
Deposits	409	(610)	(104)	(305)	1,741	(1,057)	(746)	(62)
FHLB advances	521	(50)	(186)	284	124	--	--	124
Other borrowings	78	6	7	91	65	--	--	65

Total interest expense	1,008	(654)	(284)	70	1,930	(1,057)	(746)	127

Net interest income	$1,136	(124)	35	1,047	1,560	(184)	(159)	1,217

        As the above table demonstrates, the change in our net interest income is primarily due to the increase in our assets and liabilities, reflecting the continued growth of the bank. This increase is partially offset by the decrease in the rates as a result of the significant reduction in market rates over the last two years.

Provision for Loan Losses

        Included in the results of operations for the nine months ended September 30, 2003 and 2002 is a non-cash expense of $750,000 and $720,000, respectively, related to the provision for loan losses. The loan loss reserve was $2,461,310 at September 30, 2003 and $1,824,149 at December 31, 2002. The allowance for loan losses as a percentage of gross loans was 1.31% at September 30, 2003 and 1.22% at December 31, 2002. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. For information about how we determine the provision for loan losses, please see our discussion under “Provision and Allowance for Loan Losses.”

        For the nine months ended September 30, 2003 and 2002, we reported net charge-offs of $112,839 and $258,293, respectively. During the nine months ended September 30, of 2003, the bank charged-off $102,064 on a commercial loan. During the same period in 2002, the bank incurred a write-down on a non-accruing commercial loan in the amount of $250,000. The remaining net charge-offs in each period relate to consumer loans and credit lines associated with customer checking accounts.

Noninterest Income and Expenses

        Noninterest income in the first nine months of 2003 was $346,424, a decrease of $17,872 compared to noninterest income of $364,296 in the same period in 2002. During the 2003 period, the bank incurred a $170,000 write-down on a house that was previously acquired in foreclosure that is under construction. Excluding the $170,000 loss on real estate owned, noninterest income from loan and service fees increased $152,128, or 41.8%. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

        We incurred general and administrative expenses of $2,854,059 for the nine months ended September 30, 2003 compared to $2,502,175 for the same period in 2002. The $351,884 increase in general and administrative expenses resulted primarily from additional data processing costs and the additional staff hired to handle the increases in both loans and deposits. Salaries and benefits for the 2003 period were $1,462,821, or an increase of $150,230. Salaries and benefits represented 51.3% of the total noninterest expense. Salaries and benefits in first nine months of 2002 were $1,312,591. All other expenses increased $201,654. This increase relates primarily to $113,451 additional data processing and related costs, resulting from the higher number of loan and deposit accounts.

        Income tax expense was $406,882 for nine months ended September 30, 2003. No income tax or benefit was record in the 2002 period.

BALANCE SHEET REVIEW

General

        At September 30, 2003, we had total assets of $214.8 million, consisting principally of $185.9 million in loans, $19.8 million in investments and $6.3 million in cash and due from banks. Liabilities at September 30, 2003 totaled $203.9 million, consisting principally of $156.1 million in deposits, $40.0 million in FHLB advances and $6.0 million in trust preferred securities. At September 30, 2003, shareholders’ equity was $10.8 million.

Investments

        At September 30, 2003, the $3.9 million of investment securities portfolio available for sale represented approximately 1.8% of our total assets. The $10.0 million of investment securities held to maturity represented 4.7% of our assets. We invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $14.0 million and an amortized cost of $13.8 million for an unrealized gain of $181,998.

        Contractual maturities and yields on our investments available for sale at September 30, 2003 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After one
			but
	Within		Within five		Over
	one year	Yield	Years	Yield	Five years	Yield	Total	Yield
U.S.Government
agencies	$-	-	$1,111	5.38%	$-	-	$1,111	5.29%
Mortgage-backed
securities	-	-	-	-	12,456	4.53%	$12,456	4.53%

Total	-	-	$1,111	5.38%	$12,456	4.53%	$13,567	4.60%

        At September 30, 2003, the $3.4 million of short-term investments in federal funds sold on an overnight basis comprised 1.57% of total assets at September 30, 2003, as compared to $41,736, or .02% of total assets, at December 31, 2002.

Loans

        Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the nine months ended September 30, 2003 and 2002 were $167.0 million and $116.7 million, respectively. Total loans outstanding at September 30, 2003 and December 31, 2002 were $185.9 million and $148.1 million, respectively, before allowance for loan losses.

        The following table summarizes the composition of the loan portfolio:

September 30, 2003 December 31, 2002 Amount Percentage Amount Percentage

Real estate:
Commercial
Owner occupied	$35,674,778	18.94%	$22,653,311	15.11%
Non-owner occupied	48,580,271	25.79%	43,076,993	28.74%
Construction	7,033,483	3.74%	4,007,650	2.67%

	91,288,532	48.47%	69,737,954	46.52%

Consumer
Residential	30,541,147	16.22%	25,499,625	17.01%
Home Equity	22,817,315	12.11%	18,069,407	12.06%
Construction	4,457,402	2.37%	4,199,848	2.80%

	57,815,864	30.70%	47,768,880	31.87%

Total real-estate	149,104,396	79.16%	117,506,834	78.39%
Commercial business	35,358,273	18.77%	28,192,407	18.81%
Consumer-other	4,333,797	2.30%	4,590,552	3.06%
Deferred origination fees, net	(445,272)	(.24%)	(386,632)	(.26%)

	188,351,194	100.00%	149,903,161	100.00%

Less allowance for loan
Losses	(2,461,310)		(1,824,149)

Total loans, net	$185,889,884		$148,079,012

        The principal component of our loan portfolio at September 30, 2003 and at December 31, 2002 was loans secured by real estate mortgages. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

        At September 30, 2003 and at December 31, 2002, the allowance for loan losses was $2.5 million and $1.8 million, respectively, or 1.31% of outstanding loans at September 30, 2003 and 1.22% at December 31, 2002. During the nine months ended September 30, 2003 and 2002, we charged off loans of $112,839 and $258,293, respectively.

        At September 30, 2003, nonaccrual loans totaled $406,857, which represented .22% of total loans. Included in the $406,857 are nonaccrual commercial loans of $262,068 and consumer loans of $144,789. During the third quarter of 2002, we obtained ownership through foreclosure procedures on the residential construction loan that was on nonaccrual status at December 31, 2001. At September 30, 2003, we carried this asset as real estate owned with a carrying value of approximately $691,147. We are in the process of completing the construction of this home. We carry all real estate acquired through foreclosure at the lower of cost or market value.

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

        The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at September 30, 2003 (dollars in thousands):

		After one but
	One year	Within five	After
	or less	Years	five years	Total
Commercial	$20,145	$15,183	$30	$35,358
Real estate - construction	6,425	3,098	1,968	11,491
Real estate- mortgage	21,118	112,141	3,909	137,180
Consumer and other	1,925	2,146	263	4,334

Total loans	$49,613	$132,568	$6,170	$188,351

Loans maturing after one year with:
Fixed interest rates				$36,072
Floating interest rates				$102,666

Deposits and Other Interest-Bearing Liabilities

        Our primary sources of funds for loans and investments are our deposits, advances from the FHLB, and short-term repurchase agreements. We believe that conditions in 2003 were favorable for deposit growth and those factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during 2003.

        The following is a table of deposits by category (dollars in thousands):

	September 30, 2003		December 31, 2002

Demand deposit accounts	$16,512	10.58%	$13,809	10.34%
NOW accounts	16,013	10.26%	15,378	11.51%
Money market accounts	23,629	15.14%	19,727	14.77%
Savings accounts	1,726	1.10%	1,774	1.33%
Time deposits less than $100,000	31,639	20.27%	32,024	23.98%
Time deposits of $100,000 or more	66,575	42.65%	50,851	38.07%

Total deposits	$156,094	100.00%	$133,563	100.00%

        Core deposits, which traditionally exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $89.5 million and $82.7 million at September 30, 2003 and December 31, 2002, respectively. Our loan-to-deposit ratio was 119.09% and 110.87% at September 30, 2003 and December 31, 2002, respectively.

        A significant portion of the time deposits over $100,000 relate to deposits that were obtained outside of our local market. The maturities on these deposits range from three months to five years. These deposits were obtained at rates that were either comparable to or lower than rates paid in the local market.

        The maturity distribution of our time deposits of $100,000 or more is as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)

Three months or less	$14,612	$13,226
Over three through nine months	19,423	9,155
Over six through twelve months	17,045	10,391
Over twelve months	15,495	18,079

Total	$66,575	$50,851

Borrowings

        At September 30, 2003, we had two unused federal funds purchased line of credit totaling $6,700,000. These lines of credit are unsecured and bear interest at the daily rate of federal funds plus 25 basis points (1.25% at September 30, 2003).

        At September 30, 2003, we had $40,000,000 of advances from the FHLB. Included in the $40.0 million of advance outstanding at September 30, 2003, is $14.5 million that reprice daily with no set maturity. From time to time the bank utilizes short-term borrowings from the FHLB to fund loan growth or to replace higher yielding short-term borrowings. The rate at September 30, 2003 was 1.24%. The advances are secured with approximately $79,400,000 of first mortgage loans and our stock in the FHLB. We had collateral available to borrow an additional $10,000,000 advances at September 30, 2003. Listed below is a summary of the term and maturities of the advances:

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

        At September 30, 2003, we had an unused $3,500,000 revolving line of credit with another bank with a maturity of September 20, 2004. The line of credit bears interest at a rate of the three-month libor rate plus 200 basis points, which at September 30, 2003 was 3.30%. We have pledged all of our stock of our subsidiary, Greenville First Bank, as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of September 30, 2003, we believe we are in compliance with all covenants.

        On September 26, 2003, we issued $6.0 million floating rate trust preferred securities. The initial pricing of the transaction calls for a floating rate coupon beginning at 4.16%. The rate is determined quarterly.

        We used $3.0 million of the proceeds to repay the outstanding balance on a $3.5 million revolving line of credit. The $3.5 million revolving line of credit will remain available. We will invest $2.7 million in our wholly-owned subsidiary, Greenville First Bank. We plan to use the remaining balance to fund operations at the holding company level, or for potential future investments in the bank.

CAPITAL RESOURCES

        Total shareholders’ equity amounted to $10.8 million at September 30, 2003 and $10.2 million at December 31, 2002. The increase during the nine months ended September 30, 2003 resulted from $663,863 of net income partly offset by $68,408 decrease in the unrealized gains on investment securities.

        The following table shows the annualized return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets). Since our inception, we have not paid any cash dividends.

	September 30, 2003	December 31, 2002

Return on average assets	.48%	.051%
Return on average equity	8.29%	7.73%
Equity to assets ratio	5.04%	6.57%

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

        The following table sets forth the company’s and the bank’s various capital ratios at September 30, 2003 and December 31, 2002. At September 30, 2003 and December 31, 2002, both the company and the bank were in compliance with each of the applicable regulatory capital requirements and were both considered to be “well capitalized.”

	September 30, 2003		December 31, 2002

	Company	Bank	Company	Bank

Total risk-based capital	11.0%	10.8%	8.6%	10.3%
Tier 1 risk-based capital	8.3%	9.5%	7.4%	9.1%
Leverage capital	7.0%	8.1%	6.1%	7.5%

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

OFF-BALANCE SHEET RISK

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2003, unfunded commitments to extend credit were $47.6 million, of which approximately $12.4 million was at fixed rates and $35.2 million was at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At September 30, 2003, there was a $1.5 million commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Because approximately 74% of our loans are variable rate loans at September 30, 2003, we are currently asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

        At September 30, 2003 and December 31, 2002, our liquid assets, consisting of cash, due from banks and federal funds sold, amounted to $9.7 million and $4.5 million, representing 4.5% and 2.6% of total assets, respectively. Investment securities at September 30, 2003 and December 31, 2002 amounted to $16.4 million and $15.5 million, representing 7.7% and 9.1% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

        We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans, maturity of investment securities, generation of deposits and additional borrowings. During 2003, we have utilized proceeds from the short-term advances from the FHLB and short-term repurchase agreements from brokerage firms, proceeds from sales of participations in loans originated, and an increase in deposits to fund the significant portion of the 2003 loan production. By utilizing the various short-term sources of funding, we have been able to reduce the bank’s level of interest sensitivity while obtaining low cost funds. The bank is a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires securities, qualifying single family and commercial mortgage loans, and stock of the FHLB owned by the bank is pledged to secure any advances from the FHLB. The unused borrowing capacity at September 30, 2003 that is currently available from the FHLB based on the amount of collateral pledged is approximately $10.0 million. In addition, we maintain two federal funds purchased line of credit with a correspondent bank, totaling $6.7 million. At September 30, 2003, the unused portion of the lines was $6.7 million. We have also obtained a $10.0 million line of credit that is available from a brokerage firm based on the amount of collateral held by the firm. At September 30, 2003, the firm held $10.0 million of investment securities as collateral. As of September 30, 2003, we had no outstanding borrowings from the brokerage firm.

        During the second quarter of 2003, we announced our intention to open two branch locations. The two branches are expected to open during the second half of 2004 or the first half of 2005. We anticipate being able to fund this expansion program from operations.

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

        The following table presents our rate sensitivity at each of the time intervals indicated as of September 30, 2003. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table’s maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total

	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$3,378	$-	$-	$-	$3,378
Investment securities	889	2,592	5,866	4,609	13,956
Loans	140,237	11,053	34,920	2,551	188,761

Total earning assets	$144,504	$13,645	$40,786	$7,160	$206,095

Interest-bearing
liabilities:
Money market and NOW	$39,608	$-	$-	$-	$39,608
Regular savings	1,726	-	-	-	1,726
Time deposits	22,162	52,801	23,251	-	98,214
Trust preferred securities	6,000	-	-	-	6,000
FHLB advances	24,500	7,500	8,000	-	40,000

Total interest-bearing
liabilities	$93,996	$60,301	$31,251	$-	$185,548

Period gap	$50,508	$(46,656)	$9,535	$7,160	$20,547
Cumulative gap	$50,508	$3,852	$13,387	$20,547	$20,547
Ratio of cumulative gap to
total earning assets	24.5%	1.9%	6.5%	10.0%

ACCOUNTING, REPORTING AND REGULATORY MATTERS

        Accounting standards have been issued or proposed by the Financial Accounting Standards Board and are not required to be adopted until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index attached hereto.

Exhibit Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K

The following reports were filed on Form 8-K during the third quarter ended September 30, 2003.

The Company filed a Form 8-K on July 10, 2003 to announce the issuance of $6.0 million in floating rate trust preferred securities.

The Company filed a Form 8-K on July 15, 2003 to disclose the issuance of a press release announcing its financial results for the second quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC.

Date: November 13, 2003	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 13, 2003	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number           Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.