Form 10KSB
period 2003-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2004-03-29
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

Or

Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-83851

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer
Identification No.)

112 Haywood Road
Greenville, S.C.	20607
(Address of principal executive offices)	(Zip Code)

        864-679-9000
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenue for its most recent fiscal year was $10,143,238. As of March 17, 2004, 1,724,994 shares of Common Stock were issued and outstanding.

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 18, 2004 is $28,324,079. This calculation is based upon an estimate of the fair market value of the Common Stock of $21.75 per share, which was the price of the last trade of which management is aware prior to this date.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE
Company's Proxy Statement for the 2004 Annual Meeting of Shareholders                     Part III

Item 1.  Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities.

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        Greenville First Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. (the “bank”) and all of the stock of Greenville First Statutory Trust I (the “Trust”). The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Trust is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

        On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,724,994 after adjustment for the 3 for 2 stock split). The offering raised $10,646,700 net of underwriting discounts, commissions and offering expenses. The directors and executive officers of the Company purchased 266,900 shares of common stock at $10 per share, for a total of $2,669,000. The Company has used $10.4 million of the proceeds to capitalize the Bank. On June 26, 2003, the Trust offered and sold $6,000,000 of floating rate securities. On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split. All fractional shares were paid in cash. The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

Marketing Focus

        The bank is the first independent bank organized in the City of Greenville in over ten years. Because there are few locally owned banks left in Greenville, we believe we offer a unique banking alternative for the market by offering a higher level of client service and a management team more focused on the needs of the community than most of our competitors. The bank uses the theme “Welcome to Hometown Banking,” and actively promotes it in our target market. While the bank has the ability to offer a breadth of products similar to large banks, we emphasize the client relationship. We believe that the continued community focus of the bank will succeed in this market, and that the area will react favorably to the bank’s emphasis on service to small businesses, individuals, and professional concerns. We will continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Location and Service Area

        Our primary service area consists of Greenville County, South Carolina. We will draw a large percentage of our business from the central portion of Greenville County, within a ten mile radius of our main office. This principal service area is bounded by Rutherford Road to the north, Poinsett Highway to the west, Mauldin Road and Butler Road to the south, and Highway 14 and Batesville Road to the east. Included in this area is the highest per capita income tract in the county. Our expansion plans include the development of two “service centers” located along the periphery of our service area. These service centers will extend the market reach of our bank, and they will increase our personal service delivery capabilities to all of our clients.

Lending Activities

        General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank’s market area. We compete for these loans with competitors who are well established in the Greenville County area and have greater resources and lending limits. As a result, we may sometimes have to charge lower interest rates to attract borrowers.

        Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the officers’ loan committee. The officers’ loan committee has lending limits, and any loans in excess of this lending limit will be approved by the directors’ loan committee. The bank does not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank, at December 31, 2003, the bank has a self-imposed loan limit of $2.2 million, which represents approximately 87% of our legal lending limit at December 31, 2003. These limits will increase or decrease in response to increases or decreases in the bank’s level of capital. The bank is able to sell participations in its loans to other financial institutions, which allows the bank the ability to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

        Real Estate Mortgage Loans. At December 31, 2003, loans secured by first or second mortgages on real estate made up 80% of the bank’s loan portfolio. These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

        We have the ability to originate real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

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

        We also offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce the bank’s risk. Government guarantees of SBA loans do not exceed 80% of the loan value and are generally less. As of December 31, 2003, the bank has not originated any small business loans utilizing government enhancements.

        The well-established banks in the Greenville County area make proportionately more loans to medium to large-sized businesses than we can. Many of the bank’s commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

Other Banking Services

        The bank offers other bank services including safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, and banking by mail. The bank is associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to its customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services and cash management services. We do not expect the bank to exercise trust powers during its next few years of operation.

Market Share

        As of June 30, 2003, the most recent date for which market data is available, total deposits in the bank’s primary service area were almost $6.6 billion, which represented a 7.8% deposit increase from 2003. At June 30, 2003 the bank represented 2.3% of the market. Our plan over the next five years is to grow our deposit base to $300 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

        As of March 20, 2004, the bank had 30 employees and the holding company had no full-time employees.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2002

        In October 2002, the USA Patriot Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Greenville First Bancshares, Inc.

        We own the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “Greenville First Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiaries depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Greenville First Bank

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
o	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-

Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2003, based on the bank’s calculations, we will qualify as “well capitalized.”

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

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Competition

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Greenville County area and elsewhere. As of June 30, 2003, there were 25 commercial banks and 2 savings banks operating in Greenville County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services, including extensive and established branch networks and trust services, that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Item 2.  Description of Property

        Our main office facility is located at the corner of Haywood Road and Halton Road in downtown Greenville. The bank is leasing the building. The building is a full service banking facility with three drive-through-banking stations and an automatic teller machine. On March 5, 2004, the bank received permission from the Comptroller of the Currency to open two new branches. The bank has entered into a lease arrangement for the use of land for a future branch site.

Item 3.  Legal Proceedings.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters.

        Since our public offering on October 26, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol “GVBK.” However, trading and quotations in our common stock have been limited and sporadic and we do not believe that there is a publicly established trading market in the common stock. The price of the last trade of which we are aware is $21.75 per share, but we have not determined that this trade was the result of arm’s length negotiations between the parties and we can provide no assurance this price reflects the market value of our common stock. Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,724,994 shares were outstanding as of March 18, 2004. We have approximately 950 shareholders of record.

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

        The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated (the bid prices have been adjusted for the 3 for 2 stock split):

2003	High	Low
First Quarter	$9.67	$8.67
Second Quarter	11.47	10.83
Third Quarter	12.50	11.67
Fourth Quarter	18.00	15.75

2002	High	Low
First Quarter	$8.00	$7.00
Second Quarter	12.67	7.27
Third Quarter	8.00	6.83
Fourth Quarter	9.00	7.33

        The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiaries, Greenville First Bank, N.A., during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	the effects of future economic conditions;
o	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
o	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
o	our ability to control costs, expenses, and loan delinquency rates;

o	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;
o	the level of allowance for loan loss;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth; and
o	adverse changes in asset quality and resulting credit risk-related losses and expenses.

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

GENERAL

        The following is a discussion of our financial condition as of December 31, 2003 and 2002, and the results of operations for the two years ended December 31, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report. The significant accounting policies are described throughout the Management and Discussion section of this document and included in Note 1 to the consolidated financial statements.

NATIONAL AND ECONOMIC EVENTS

        Nationally, during most of 2001 and during 2002, the United States experienced a slowing economy following a tenth year of expansion. During this period, the economy was also affected by lower returns and expectations of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the fourth quarter of 2002 and the first quarter of 2003, the Federal Reserve reduced the Federal Funds rate down an additional 75 basis points.

        Despite sharply lower short-term rates, stimulus to the economy has been muted and consumer demand and business investment activity has been weak. The financial markets are operating now under very low historical interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan. Many economists believe the Federal Reserve will not begin increasing interest rates until the year 2005. No assurance can be given that the Federal Reserve will not take action sooner or that they will raise rates beginning in 2005. We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

FINANCIAL OVERVIEW

        After only four years, total assets for the Company total $230.7 million. The primary driver of our asset growth continues to be the expansion of our loan portfolio. Our lending officers continued to capitalize on their experience and knowledge of the Greenville market and grew net loans by $58.0 million during the year ended December 31, 2003.

        The Company continued its momentum of earnings growth as pre-tax earnings for the 2003 year increased 116% compared to the 2002 year. During 2002 the Company had no income tax expense as a result of prior years tax losses. The Company was fully taxable for all of 2003. After taxes, the company generated net income of $1.0 million in 2003 compared to net income of $752 thousand in 2002. The diluted earnings per share for the 2003 year was $.53 per share compared to $.43 per share in 2002. The significant improvement in earnings reflects the continued growth of earning assets coupled with the efficiency of our banking model. While loans and deposits grew 39% and 27%, respectively for the year, overhead expenses increased by only 14%. One of the measurements of efficiency that the Company monitors is the assets managed per employee, which increased to $8.0 million at December 31, 2003.

        During 2003 the Company’s stock price increased 110% during the year. As part of the Company’s definitive long-term capital plan, shareholders received a 3 for 2 stock split in November of 2003. During June 2003, the Company issued $6.0 million in trust preferred securities, which provides significant additional regulatory capital without dilution to existing sharesholders.

        During 2003, the Company expanded its infrastructure. We significantly improved our risk manangement systems, committed to two additional offices and added additional talent to our executive team. The two offices will expand our presence and improve convenience for our clients. The first office is expected to open in the third quarter of 2004 and the second office to open near year-end 2004. The first additional member of our executive team will manage credit risk systems and loan operations. The second additional member will provide strategic leadership and manage retail deposit strategies.

INCOME STATEMENT REVIEW
Net Interest Income

        Net interest income, the largest component of our income, was $6,103,614 in 2003 compared to $4,660,647 in 2002, or an increase of 30.1%. The level of net interest income is determined by the level of earning assets and the successfully managing of the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

        The following table sets forth, for the years ended December 31, 2003 and 2002, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates (in $000‘s)

	For the years ended December 31,
	2003			2002

	Average	Income/	Yield/	Average	Income	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets:
Federal funds sold	$1,676	$18	1.07%	$2 ,879	$50	1.74%
Investment securities	12,498	517	4.14%	14,913	713	4.78%
Loans	174,289	9,187	5.27%	123,261	7,390	6.00%

Total earning-assets	188,463	9,722	5.16%	141,053	8,153	5.78%

Non-earning assets	6,295			7,112

Total assets	$194,758			$148,165

Interest-bearing liabilities:
NOW accounts	$30,105	$127.42%		$27,367	$261.95%
Savings & money market	22,822	129.57%		22,811	316	1.39%
Time deposits	90,585	2,511	2.77%	71,846	2,584	3.60%

Total interest-bearing deposits	143,512	2,767	1.93%	122,024	3,161	2.59%
FHLB advance	27,569	591	2.14%	7,090	216	3.05%
Other borrowings	10,478	260	2.48%	5,293	116	2.19%

Total interest-bearing liabilities	181,559	3,618	1.99%	134,407	3,493	2.60%

Non-interest bearing liabilities	2,356			4,023
Shareholders' equity	10,843			9,735

Total liabilities and shareholders' equity	$194,758			$148,165

Net interest spread			3.17%			3.18%
Net interest income/margin		$6,104	3.24%		$4,660	3.30%

        Our net interest spread was 3.17% for the year ended December 31, 2003 as compared to 3.18% for the year ended December 31, 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Our net interest margin for the period ended December 31, 2003 was 3.24% as compared to 3.30% for the year ended December 31, 2002. During 2003, earning assets averaged $188.5 million as compared to $141.1 million in 2002. The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

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

Average Balances, Income and Expenses, and Rates (in $000‘s)

	For the years ended December 31,
	2001			2000

	Average	Income/	Yield/	Average	Income	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold	$3,716	$160	4.31%	$6,059	$388	6.40%
Investment securities	15,456	963	6.23%	6,934	442	6.37%
Loans	67,046	5,187	7.74%	23,798	2,318	9.74%

Total earning-assets	86,218	6,310	7.32%	36,791	3,148	8.56%

Non-earnings assets	5,364			4,203

Total assets	$91,582			$40,994

NOW accounts	$12,559	$164	1.31%	$7,410	$234	3.16%
Savings & money market	19,588	675	3.45%	9,267	513	5.54%
Time deposits	42,982	2,405	5.60%	11,553	777	6.72%

Total interest-bearing deposits	75,129	3,244	4.32%	28,230	1,524	5.40%
FHLB advance	1,858	74	3.98%			-%
Other borrowings	1,333	35	2.63%	-	-	-%

Total interest-bearing liabilities	78,320	3,353	4.28%	28,230	1,524	5.40%

Non-interest bearing liabilities	3,813			3,082
Shareholders' equity	9,449			9,682

Total liabilities and shareholders' equity	$91,582			$40,994

Net interest spread			3.04%			3.16%
Net interest income/margin		$2,957	3.43%		$1,624	4.41%

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

	December 31, 2003 vs 2002				December 31, 2002 vs 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

Interest income
Loans	$3,059	(893)	(370)	1,796	4,349	(1,167)	(979)	2,203
Investment securites	(115)	(96)	16	(195)	(34)	(224)	8	(250)
Federal funds sold	(21)	(19)	8	(32)	(36)	(96)	22	(110)

Total interest income	2,923	(1,008)	(346)	1,569	4,279	(1,487)	(949)	1,843

Interest expense
Deposits	557	(808)	(142)	(393)	2,025	(1,298)	(810)	(83)
FHLB advances	624	(64)	(185)	375	208	(17)	(49)	142
Other borrowings	114	15	15	144	104	(6)	(17)	81

Total interest expense	1,295	(857)	(312)	126	2,337	(1,321)	(876)	140

Net interest income	$1,628	(151)	(34)	1,443	1,942	(166)	(73)	1,703

Provision for Loan Losses

        Included in the statement of income for the periods ended December 31, 2003 and 2002 is a non-cash expense of $1.1 million in each year, related to the provision for loan losses. The loan loss reserve was $2.7 million and $1.8 million as of December 31, 2003 and 2002, respectively. The allowance for loan losses as a percentage of gross loans was 1.30% at December 31, 2003 and 1.22% at December 31, 2002. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. For the years ended December 31, 2003 and 2002, we reported net charge-offs of $168,999 and $418,098, respectively.

Noninterest Income and Expense

        Noninterest income in 2003 was $421,684, a decrease of $98,567 compared to noninterest income of $520,251 in 2002. During 2003, the bank incurred a $253,699 write-down on real estate that was previously acquired in foreclosure and was sold in December 2003. Excluding the $253,699 loss on real estate owned, noninterest income from loan and service fees increased $155,132, or 29.8%. This increase was primarily due to the increases in the volume of service charges on deposits, increases in the volume of fees charged on ATM transactions, and additional loan fees received on the origination of mortgage loans that were sold.

        We incurred general and administrative expenses of $3,852,849 during 2003 compared to $3,378,482 in 2002. The $474,367 increase in general and administrative expenses resulted primarily from additional data processing costs and the additional staff hired to handle the increases in both loans and deposits. Salaries and benefits for 2003 were $1,983,204, or an increase of $214,326. Salaries and benefits represented 51.5% of the total noninterest expense. Salaries and benefits in 2002 were $1,768,878. All other expenses increased $260,041. This increase relates primarily to $152,202 additional data processing and related costs, resulting from the higher number of loan and deposit accounts.

        Income tax expense was $616,534 for the year ended December 31, 2003. No income tax expense was record in 2002.

BALANCE SHEET REVIEW

General

        At December 31, 2003, we had total assets of $230.6 million, consisting principally of $206.1 million in loans, $15.6 million in investments, $2.8 million in federal funds sold and $4.1 million in cash and due from banks. Liabilities at December 31, 2003 totaled $219.5 million, consisting principally of $169.0 million in deposits, $32.5 million in FHLB advances, $9.3 million of short-term borrowings and $6.0 million of trust preferred securities. At December 31, 2003, shareholders’ equity was $11.2 million.

Federal Funds Sold

        At December 31, 2003, the $2.8 million of short-term investments in federal funds sold on an overnight basis comprised 1.2% of total assets at December 31, 2003, as compared to $41,736, or .02% of total assets, at December 31, 2002.

Investments

        At December 31, 2003, the $15.7 million of investment securities portfolio represented approximately 6.8% of our total assets. We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $15.5 million and an amortized cost of $15.4 million for an unrealized gain of $74 thousand.

        Contractual maturities and yields on our investments at December 31, 2003 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After one but
	Within		Within five		Over
	one year	Yield	Years	Yield	Five years	Yield	Total	Yield
Available for Sale
U.S.Government
agencies	$-	-	$1,098	5.34%	-	-	$1,098	5.34%
Mortgage-backed
securitieshr	-	-	-	-	2,531	3.40%	2,531	3.40%

Total			$1,098	5.34%	$2,531	3.40%	$3,629	4.30%

Held to Maturity
Mortgage-backed
securities	$-	-	-	-	9,834	4.70%	9,834	4.70%

Investments, continued

        The amortizated costs and the fair value of our investments at December 31, 2003, 2002, and 2001 are shown in the following table.

	December 31, 2003		December 31, 2002		December 31, 2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U. S. Government agencies	$1,022	1,098	9,641	9,784	17,460	17,653

Mortgage-backed securities	2,460	2,531	4,727	4,808	260	260

Total	$3,482	3,629	14,368	14,592	17,720	17,913
	>
Held to Maturity
Mortgage-backed securities	$9,834	9,761	-	-	-	-

        Other investments securities totaled $2,110,150 and $905,000 at December 31, 2003 and 2002, respectively. Other investments at December 31, 2003, consisted of Federal Reserve Bank stock with a cost of $485,150 and Federal Home Loan Bank stock with a cost of $1,625,000. At December 31, 2002, the company owned Federal Reserve Bank stock with a cost of $255,000 and Federal Home Loan Bank stock with a cost of $650,000.

Loans

        Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans for the years ended December 31, 2003 and 2002 were $174.3 million and $123.3 million, respectively. Total loans outstanding at December 31, 2003 and 2002 were $208.8 million and $149.9 million, respectively, before allowance for loan losses.

        The principal component of our loan portfolio ares loans secured by real estate mortgages. Management attempts to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Loans, continued

        The following table summarizes the composition of the loan portfolio at December 31, 2003 and 2002.

	2003		2002
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial
Owner occupied	$39,300,648	18.8211%	$22,653,311	15.11%
Non-owner occupied	53,898,628	25.82%	43,076,993	28.74%
Construction	10,878,152	5.21%	4,007,650	2.67%

Total commercial real-estate	104,077,428	49.85%	69,737,954	46.52%

Consumer
Residential	35,822,608	17.16%	25,499,625	17.01%
Home Equity	24,278,245	11.63%	18,069,407	12.05%
Construction	4,365,041	2.09%	4,199,848	2.80%

Total consumer real-estate	64,465,894	30.88%	47,768,880	31.86%

Total real-estate	168,543,322	80.73%	117,506,834	78.38%

Commercial business	36,106,814	17.29%	28,192,407	18.81%
Consumer-other	4,661,929	2.23%	4,590,552	3.06%
Deferred origination fees, net	(530,082)	(.25%)	(386,632)	(26%)

Total gross loans, net of deferred fees	208,781,983	100.00%	149,903,161	100.00%

Less--allowance for loan losses	(2,705,150)		(1,824,149)

Total loans, net	$206,076,833		$148,079,012

        The following table summarizes the composition of the loan portfolio at December 31, 2001 and 2000.

	2001		2000
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial
Owner occupied	$16,532,696	17.13%	$5,589,214	11.99%
Non-owner occupied	22,813,424	23.63%	13,433,974	28.81%
Construction	8,292,228	8.59%	2,422,314	5.20%

Total commercial real-estate	47,638,348	49.35%	21,445,502	46.002%

Consumer
Residential	12,898,543	13.36%	6,366,671	13.66%
Home Equity	8,937,054	9.26%	4,696,377	10.07%
Construction	3,972,206	4.11%	1,971,276	4.22%

Total consumer real-estate	25,807,803	26.73%	13,033,324	27.95%

Total real-estate	73,446,151	76.08%	34,478,826	73.95%

Commercial business	20,529,004	21.27%	9,283,022	19.91%
Consumer-other	2,812,703	2.91%	2,971,511	6.37%
Deferred origination fees, net	(255,990)	(.26%)	(108,332)	(.23%)

Total gross loans, net of deferred fees	96,531,868	100.00%	46,625,027	100.00%

Less--allowance for loan losses	(1,192,247)		(600,000)

Total loans, net	$95,339,621		$46,025,027

        The bank had no loans outstanding at December 31, 1999.

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

        The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at December 31, 2003 (dollars in thousands):

		After one but
	One year	within five	After
	or less	years	five years	Total

Commercial	$21,296	$14,799	$12	$36,107
Real estate - construction	6,752	5,152	3,340	15,244
Real estate - mortgage	21,466	122,731	9,102	153,299
Consumer and other	2,103	2,007	552	4,662
Deferred origination fees, net	(95)	(397)	(39)	(531)

Total loans	$51,617	$144,292	$4,073	$208,782

Loans maturing after one year with:
Fixed interest rates				$48,721
Floating interest rates				$108,444

Provision and Allowance for Loan Losses

        We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. Management’s judgment as to the adequacy of the allowance is based on a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Based on our judgments, evaluation, and analysis of the loan portfolio, we consider the allowance for loan losses to be adequate. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses may be significant to a particular accounting period.

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

Provision and Allowance for Loan Losses, continued

        The following table summarizes the activity related to the bank’s allowance for loan losses:

	December 31,
	2003	2002	2001	2000	1999

Balance, beginning of year	$1,824,149	1,192,247	600,000	-	-

Recoveries of loans previously charged-off	3,647	-	-	-	-

Provision for loan losses	1,050,000	1,050,000	600,000	600,000	-

Loans charged-off	(172,646)	(418,098)	(7,753)	-	-

Balance, end of year	$2,705,150	1,824,149	1,192,247	600,000	-

Allowance for loan losses to total loans	1.30%	1.22%	1.24%	1.30%	-

Net charge-offs to average loans	.10%	.34%	.01%	-	-

        We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. The bank has an independent consultant to review the loan files on a test basis, to verify that the lenders have properly graded each loan. The bank’s analysis of the adequacy of the allowance also considers subjective issues such as changes in the lending policies and procedures, changes in local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisions. Due to our limited operating history, the provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk as compared to banks of similar size and maturity.

Nonperforming Assets

        Nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses are shown in the following table:

	December 31,
	2003	2002	2001	2000	1999

Loans over 90 days past due	$395,850	3,000	360,000	-	-

Loans on non-accrual
Mortgage	149,649	-	359,987	-	-
Commercial	223,747	100,000	-	-	-
Consumer	70,543	13,105	-	-	-

Total non-accrual loans	443,939	113,105	359,987	-	-

Trouble debt restructuring	-	-	-	-	-

Total of nonperforming loans	443,939	113,105	359,987	-	-

Other nonperforming assets	-	542,625	-	-

Total nonperforming assets	$443,939	655,730	359,987	-	-

Percentage of total assets	.19%	.38%	.30%	-	-

Percentage on nonperforming loans to
total loans and other nonperforming assets	.21%	.44%	.37%	-	-

Allowance for loan losses to total loans	1.30%	1.22%	1.24%	1.30%	-

Net charge-offs to average loans	.03%	.13%	.01%	-	-

        At December 31, 2003 and 2002, the allowance for loan losses was $2.7 million and $1.8 million, respectively, or 1.30% of outstanding loans at December 31, 2003 and 1.22% at December 31, 2002, respectively. During the year ended December 31, 2003, we charged off loans of $172,646. During the year ended December 31, 2002, we charged off loans of $418,098.

        At December 31, 2003, nonaccrual loans represented .21% of total loans. At December 31, 2003 and 2002, the bank had $443,939 and $113,105, respectively on non-accrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

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

        The following is a table of deposits by category at December 31 (dollars in thousands):

	2003		2002

Demand deposit accounts	$16,329	9.66%	$13,809	10.34%
NOW accounts	17,455	10.33%	15,378	11.51%
Money market accounts	24,769	14.66%	19,727	14.77%
Savings accounts	1,589.94%		1,774	1.33%
Time deposits less than $100,000	29,714	17.59%	32,024	23.98%
Time deposits of $100,000 or more	79,108	46.82%	50,851	38.07%

Total deposits	$168,964	100.00%	$133,563	100.00%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $89.9 million and $82.7 million at December 31, 2003 and 2002, respectively. The increase in time deposits of $100,000 or more resulted from the bank utilizing deposits that were obtained outside of the bank’s primarily market. At December 31, 2003 the total of deposits outside of the bank’s primary market totaled $79.6 million. The bank anticipates being able to either renew or replace these deposits when they mature, however, no assurance can be given that the bank will be able to replace these deposits with the same terms or rates. Our loan-to-deposit ratio was 122% and 111% at year-end 2003 and 2002, respectively. The maturity distribution of our time deposits of $100,000 or more at December 31, 2003 and 2002 is as follows:

	2003	2002
	(Dollars in thousands)

Three months or less	$19,271	$13,226
Over three through six months	16,416	9,155
Over three through twelve months	24,983	10,391
Over twelve months	18,437	18,079

Total	$79,108	$50,851

Borrowings

        At December 31, 2003 the bank had sold $9,296,999 of securities under agreements to repurchase with brokers with a weighted rate of 1.12% that mature in less than 90 days. These agreements are secured with approximately $9,800,000 of investment securities. The securities, under agreement to repurchase, averaged $5,689,259 during 2003, with $9,865,000 being the maximum amount outstanding at any month-end.

        At December 31, 2002 the bank had sold $7,892,000 of securities under agreements to repurchase with brokers with a weighted rate of 1.38% that mature in less than 90 days. These agreements are secured with approximately $8,000,000 of investment securities. The securities, under agreement to repurchase, averaged $4,349,076 during 2002, with $8,482,600,000 being the maximum amount outstanding at any month-end.

        At December 31, 2001 the bank had $7,682,600 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.96% that mature in less than 90 days. These agreements are secured with approximately $8,000,000 of investment securities. The securities under agreement to repurchase averaged $1,335,382 during 2002, with $7,682,600 being the maximum amount outstanding at any month-end.

        At December 31, 2003, the bank had two unused federal funds purchased line of credit totaling $7,000,000. At December 31, 2002 the bank had utilized $1,215,000 of its $3,700,000 of federal funds purchased line of credit. At December 31, 2001 the bank had utilized $800,000 of its $2,800,000 of federal funds purchased line of credit. These lines of credit are unsecured and bear interest at the daily rate of federal funds plus 25 basis points (1.25% at December 31, 2003).

Borrowings, continued

        At December 31, 2003 the bank had $32,500,000 of advances from the FHLB. These advances are secured with approximately $99,800,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the terms and maturities of the advances:

o	The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB has the option to re-price this advance as of April 16, 2004.
o	The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB has the option to re-price this advance as of April 15, 2004.
o	The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.
o	The maturity on $5,000,000 of the advances with a weighted rate of 3.36% is January 30, 2013. The FHLB has the option to re-price this advance as of January 30, 2008.
o	The maturity on $7,500,000 of the advances with a weighted rate of 1.21% is March 10, 2006. The FHLB has the option to re-price this advance as of March 10, 2004.
o	The maturity on $7,000,000 of advances with a variable daily floating rate at December 31, 2003 of 1.15% is October 1, 2004. The $7,000,000 of floating rate advances can be repaid at any time without any prepayment penalties.

        At December 31, 2002, the bank had $13,000,000 of advances from the FHLB. These advances are secured with approximately $22,400,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the term and maturities of the advances:

o	The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB had the option to re-price this advance as of April 16, 2003.
o	The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB had the option to re-price this advance as of October 15, 2003.
o	The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

        At December 31, 2001 the bank had $6,000,000 of advances from the FHLB of Atlanta. These advances are secured by a combination of approximately $9,000,000 of first mortgage loans, investment securities and stock in the FHLB. The maturity on $3,000,000 of the advances with a weighted rate of 2.67% is March 27, 2003 and the remaining $3,000,000 with a weighted rate of 4.83% has a maturity of August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

        At December 31, 2003 the Company had an unused $3,500,000 revolving line of credit with another bank with a maturity of March 20, 2004. The Company has utilized this line of credit in the past to provide proceeds to increase the capital investment in the Company’s wholly-owned bank. The line of credit bears interest at the 30 day LIBOR rate plus 2.00%, which at December 31, 2003 was 3.12. The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of December 31, 2003, the Company believes it is in compliance with all covenants.

        At December 31, 2002 the company had a $2,500,000 revolving line of credit with another bank with a maturity of June 30, 2003. At December 31, 2002, the company had outstanding $2,500,000. This line of credit had similar covenants and collateral requirements as the $3.5 million revolving line of credit.

        On June 26, 2003, Greenville First Bancshares, Inc., through a newly-formed wholly-owned subsidiary, issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. The rate is adjusted quarterly and was 4.27% at December 31, 2003. The current regulatory rules allow certain amounts of the trust preferred securities to be included in the calculation of regulatory capital.

CAPITAL RESOURCES

        Total shareholders’ equity amounted to $11,186,968 at December 31, 2003 and $10,231,789 at December 31, 2002. The increase between 2002 and 2003 primarily resulted from the $1.0 million of net income incurred during 2003, less $50,736 decrease in unrealized gain on investment securities, net of tax.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 2003 and 2002. Since our inception, we have not paid cash dividends.

	2003	2002	2001

Return on average assets	.5%	.5%	-0.1%

Return on average equity	9.3%	7.7%	-1.3%

Equity to assets ratio	5.6%	6.0%	8.0%

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

        The following table sets forth the company’s and the bank’s various capital ratios at December 31, 2003 and 2002. At December 31, 2003 and 2002, we both were in compliance with each of the applicable regulatory capital requirements and were considered to be “well capitalized” at the bank level.

	2003		2002
	Company	Bank	Company	Bank

Total risk-based capital	10.2%	10.1%	8.6%	10.3%
Tier 1 risk-based capital	7.8%	8.8%	7.4%	9.1%
Leverage capital	6.7%	7.7%	6.1%	7.5%

        We believe that capital is sufficient to fund the activities of the bank over the next two years. The company is currently evaluating various alternatives for increasing capital. It is management’s objective to maintain the capital levels such that the bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. We do anticipate that capital levels will be maintained at levels that will allow the company and the bank to qualify as being adequately capitalized as defined by OCC regulations. Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past three years. As of December 31, 2003, there were no significant firm commitments outstanding for capital expenditures.

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

OFF-BALANCE SHEET RISK

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2003, unfunded commitments to extend credit were $51,211,000, of which $16,075,000 is at fixed rates and $35,136,000 is at variable rates. The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2003, there was a $1,678,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

MARKET RISK, continued

        Due to the fact that approximately 69% of our loans were variable rate loans at December 31, 2003, we are currently asset sensitive during most of the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

        At December 31, 2003 and 2002, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $6,947,291 and $4,471,026, representing 3.0% and 2.6% of total assets, respectively. Investment securities at December 31, 2003 and 2002 amounted to $13,463,320 and $14,592,190, representing 5.8% and 8.6% of total assets, respectively; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

        We plan to meet our future cash needs through the liquidation of temporary investments, maturities and sale of loans and maturity of investment securities, and generation of deposits. During most of 2003, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, the bank maintains two federal funds purchased lines of credit with correspondent banks totaling $7,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2003 was $20.0 million and assumes that the bank’s $1.6 million investment in FHLB stock as well as qualifying mortgages would be pledged to secure any future borrowings.

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

LIQUIDITY & INTEREST RATE SENSITIVITY, continued

        The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2003. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table’s maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)

Interest-earning assets:
Federal funds sold	$2,843	$-	$-	-	$2,843
Investment securities	501	1,503	8,906	$2,553	13,463
Loans	148,763	10,492	42,092	7,222	208,569

Total earning assets	$152,107	$11,995	$50,998	$9,775	$224,875

Interest-bearing liabilities:
Money market and NOW	$42,253	-	$-	$-	$42,253
Regular savings	1,589	-	-	-	1,589
Time deposits	26,088	$57,463	25,269	-	108,820
Repurchase Agreements	9,297	-	-	-	9,297
FHLB advances	24,500	-	8,000	-	32,500
Trust preferred securities	6,000	-	-	-	6,000

Total interest-bearing liabilities	$109,727	$57,463	$33,269	$-	$200,459

Period gap	$42,380	$(45,468)	$17,729	$9,775

Cumulative gap	$42,380	$(3,088)	$14,611	$24,416

Ratio of cumulative gap to
total earning assets	18.8%	(1.4)%	6.5%	10.9%

ACCOUNTING, REPORTING AND REGULATORY MATTERS

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method

ACCOUNTING, REPORTING AND REGULATORY MATTERS, continued

of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

        In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company’s financial position or results of operations. As a result of adoption of FIN 46, the Company will be required to deconsolidate the Trust for years ending December 31, 2004 and years thereafter.

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 is effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have a material effect on the Company’s financial position or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

INDEPENDENT ACCOUNTANTS’ REPORT

The Directors
Greenville First Bancshares, Inc. and Subsidiaries
Greenville, South Carolina

        We have audited the accompanying consolidated balance sheets of Greenville First Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

   /s/ Elliott Davis, LLC
Elliott Davis, LLC
Greenville, South Carolina
February 13, 2004

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Cash and due from banks	$4,104,697	$4,429,290
Federal funds sold	2,842,594	41,736
Investment securities available for sale	3,628,996	14,592,190
Investment securities held to maturity-
( market value $9,761,305 and $0, respectively)	9,834,324	-
Other investments, at cost	2,110,150	905,000
Loans, net	206,076,833	148,079,012
Accrued interest	756,905	730,028
Property and equipment, net	824,259	785,942
Other real estate owned	-	524,625
Other assets	476,463	269,840

Total assets	$230,655,221	$170,357,663

Liabilities
Deposits	$168,963,595	$133,563,270
Official checks outstanding	1,575,357	889,270
Federal funds purchased and repurchase agreements	9,296,999	9,107,000
Federal Home Loan Bank advances	32,500,000	13,000,000
Note payable	-	2,500,000
Trust preferred securities	6,000,000	-
Accrued interest payable	572,272	606,072
Accounts payable and accrued expenses	560,030	460,262

Total liabilities	$219,468,253	$160,125,874

Commitments and contingencies - Note 13

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.00667 and $.01 per share at December 31, 2003 and 2002, respectively; authorized, 10,000,000 shares; issued 1,724,994
and 1,150,000 shares at December 31, 2003 and 2002, respectively	11,500	11,500
Additional paid-in capital	10,635,200	10,635,200
Accumulated other comprehensive income	96,997	147,733
Retained earnings (deficit)	443,271	(562,644)

Total shareholders' equity	11,186,968	10,231,789

Total liabilities and shareholders' equity	$230,655,221	$170,357,663

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the years ended
	December 31,
	2003	2002
Interest income
Loans	$9,186,378	$7,390,202
Investment securities	517,005	712,699
Federal funds sold	18,171	49,929

Total interest income	9,721,554	8,152,830

Interest expense
Deposits	2,766,951	3,160,563
Borrowings	850,989	331,620

Total interest expense	3,617,940	3,492,183

Net interest income	6,103,614	4,660,647
Provision for loan losses	1,050,000	1,050,000

Net interest income after provision for loan losses	5,053,614	3,610,647

Noninterest income
Loan fee income	183,932	155,401
Service fees on deposit accounts	251,938	182,667
Write-down of real estate owned	(253,699)	-
Other income	239,513	182,183

Total noninterest income	421,684	520,251

Noninterest expenses
Salaries and benefits	1,983,204	1,768,878
Professional fees	175,126	153,257
Marketing	159,486	123,553
Insurance	110,219	93,282
Occupancy	587,992	587,783
Data processing and related costs	625,779	473,577
Telephone	22,097	23,674
Other	188,946	154,478

Total noninterest expenses	3,852,849	3,378,482

Income before income tax expense	1,622,449	752,416

Income tax expense	616,534	-

Net income	$1,005,915	$752,416

Earnings per common share:
Basic	$.58	$.44

Diluted	$.53	$.43

Weighted average common shares outstanding
Basic	1,724,994	1,724,994

Diluted	1,881,129	1,753,877

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

				Accumu-
				lated
				other		Total
			Additional	compre-	Retained	share-
	Common stock		paid-in	hensive	earnings	holders'
	Shares	Amount	capital	income	(deficit)	equity

December 31, 2001	1,150,000	$11,500	$10,635,200	$127,779	$(1,315,060)	$9,459,419

Net income	-	-	-	-	752,416	752,416

Comprehensive loss,
net of tax -
Unrealized holding gain
on securities available
for sale	-	-	-	19,954	-	19,954

Comprehensive income	-	-	-	-	-	772,370

December 31, 2002	1,150,000	11,500	10,635,200	147,733	(562,644)	10,231,789

Net income	-	-	-	-	1,005,915	1,005,915

Stock split- 3 for 2	574,994

Comprehensive income,
net of tax -
Unrealized holding loss
on securities available
for sale	-	-	-	(50,736)	-	(50,736)

Comprehensive income	-	-	-	-	-	955,179

December 31, 2003	1,724,994	$11,500	$10,635,200	$96,997	$443,271	$11,186,968

        See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2003	2002
Operating activities
Net income	$1,005,915	$752,416
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	1,050,000	1,050,000
Depreciation and other amortization	162,618	209,810
Accretion and amortization of securities
discounts and premium, net	94,773	56,320
Decrease (increase) in other assets, net	291,125	(278,294)
Increase in other liabilities, net	778,194	22,344

Net cash provided by operating activities	3,382,625	1,812,596

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(59,047,821)	(54,152,378)
Purchase of property and equipment	(200,935)	(104,991)
Purchase of investment securities:
Available for sale	-	(11,144,137)
Held to maturity	(10,158,438)	-
Other investments	(2,785,150)	(350,000)
Payments and maturity of investment securities:
Available for sale	10,103,883	14,439,320
Held to maturity	1,011,777	-
Other investments	1,580,000	-

Net cash for investing activities	(59,496,683)	(51,312,186)

Financing activities
Increase in deposits, net	35,400,325	40,863,260
Increase in short-term borrowings	189,999	624,400
Increase(decrease) in other borrowings	(2,500,000)	2,500,000
Proceeds from issuance of trust preferred securities	6,000,000	-
Increase in Federal Home Loan Bank advances	19,500,000	7,000,000

Net cash provided by financing activities	58,590,324	50,987,660

Net increase in cash and cash equivalents	2,476,265	1,488,070

Cash and cash equivalents at beginning of the year	4,471,026	2,982,956

Cash and cash equivalents at end of the year	$6,947,291	$4,471,026

Supplemental information
Cash paid for
Interest	$3,651,740	$3,634,202

Income taxes	$580,040	$35,948

Schedule of non-cash transactions
Foreclosure of real estate	$-	$362,987

Unrealized gain (loss) on securities, net of income taxes	$(50,736)	$19,954

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        Greenville First Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. (the “bank”) and all of the stock of Greenville First Statutory Trust I (the “Trust”). The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina. The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Trust is a special purpose subsidiary organized for the sole purpose of issuing trust preferred securities.

        On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,724,994 after adjustment of 3 for 2 stock split). The offering raised $10,646,700 net of underwriting discounts, commissions and offering expenses. The directors and executive officers of the Company purchased 266,900 shares of common stock at $10 per share, for a total of $2,669,000. The Company has used $10.4 million of the proceeds to capitalize the Bank.

        On June 26, 2003, The Trust offered and sold $6,000,000 of floating rate securities.

        On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split. All fractional shares were paid in cash. The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

        The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Greenville First Bank, N.A. and Greenville Statutory Trust I. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to generally accepted accounting principles.

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

Risks and uncertainties
In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations. The bank makes loans to individuals and businesses in and around “Upstate” South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio. Borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, (Continued)

Investment securities
The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The statement requires investments in equity and debt securities to be classified into three categories:

1.	Available for sale securities: These are securities that are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders’ equity (accumulated other comprehensive income).

2.	Held to maturity securities: These are investment securities that the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

3.	Trading securities: These are securities that are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

Gains or losses on dispositions of investment securities are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized or accrued into interest income by a method that approximates a level yield.

Other investments
The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value.

Loans, interest and fee income on loans
Loans are stated at the principal balance outstanding. Unamortized net loan fees and the allowance for possible loan losses are deducted from total loans on the balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding. The net of loan origination fees received and direct costs incurred in the origination of loans is deferred and amortized to interest income over the contractual life of the loans adjusted for actual principal prepayments using a method approximating the interest method.

Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

Allowance for loan losses
The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans that are determined to be uncollectable are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Impaired loans
The Bank accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. This statement requires that all lenders value loans at the loan’s fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principal.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2003 and 2002, the Bank had no impaired loans.

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

Real estate acquired in settlement of loans
estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carry value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

Securities sold under agreements to repurchase
The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Advertising and public relations expense
Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued>

Income taxes
The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Stock Based Compensation
The Company has a stock-based employee compensation plan that is further described in Note 18. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. All amounts have been restated for the 3 for 2 stock split.

	For the years ended December 31,
	2003	2002

Net income, as reported	$1,005,915	$752,416
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(78,452)	(70,452)

Pro forma net income	$927,463	$681,964

Earnings per common share:
Basic - as reported	$.58	$.44
Basic - pro forma	$.54	$.40

Diluted - as reported	$.53	$.43
Diluted - pro-forma	$.49	$.39

The fair market value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2003 and 2002, risk-free interest rate of 3.00% for 2003 and 2002, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.

Statement of cash flows
For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and Due From Banks and Federal Funds Sold.” Cash and cash equivalents have an original maturity of three months or less.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Reclassifications
Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders’ equity or net income.

Earnings per common share
The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.‘s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. The numbers of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	For the years ended December 31,
	2003	2002
Basic Earnings Per Share
Average common shares	1,724,994	$1,724,994
Net income	$1,005,915	$752,416
Earnings per share	$.58	$.44

Diluted Earnings Per Share
Average common shares outstanding	1,724,994	1,724,994
Average dilutive common shares	156,129	28,877

Adjusted average common shares	1,881,123	1,753,871
Net income	$1,005,915	$752,416
Earnings per share	$.53	$.43

Recently issued accounting pronouncements
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of this pronouncement which had no effect on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 will not have a material effect on the Company’s financial position or results of operations. As a result of adoption of FIN No. 46, the Company will be required to deconsolidate the Trust for years ending December 31, 2004 and thereafter.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 is effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not any material effect on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2003 and 2002, the bank had $766,185 and $606,623, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3 – FEDERAL FUNDS SOLD

        The Bank’s cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note2) may be lent to other banks on a daily basis. At December 31, 2003 and 2002, federal funds sold amounted to $2,842,594 and $41,736, respectively.

NOTE 4 – INVESTMENT SECURITIES

        The amortized costs and fair value of investment securities available for sale are as follows:

	December 31, 2003
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Federal agencies	$1,022,311	$76,127	$-	$1,098,438
Mortgage-backed	2,459,720	70,838	-	2,530,558

Total investment securities	$3,482,031	$146,965	$-	$3,628,996

	December 31, 2002
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Federal agencies	$9,640,819	$143,781	$-	$9,784,600
Mortgage-backed	4,727,533	80,057	-	4,807,590

Total investment securities	$14,368,352	$223,838	$-	$14,592,190

        At December 31, 2003, each of the investment securities available for sale had individual unrealized gains.

         The amortized costs and fair values of investment securities available for sale at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in less than one year	$-	$-	$-	$-
Due after one through three years	1,022,311	1,098,438	8,020,819	8,156,500
Due after three through five years	-	-	1,620,000	1,628,100
Due after five through ten years	2,459,720	2,530,558	4,727,533	4,807,590

Total investment securities	$3,482,031	$3,628,996	$14,368,352	$14,592,190

        At December 31, 2003, the Company’s held-to-maturity portfolio totaled $9,834,324 and is recorded at amortized cost. The portfolio includes two FNMA mortgage-backed securities. The first security has a balance of $8,871,418 with a 2023 maturity. The second security has a balance of $962,906 with a maturity of 2013. The two securities were purchased in July of 2003 and had an unrealized loss totaling $73,019 at December 31, 2003. The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company had no securities at December 31, 2002 classified as held-to-maturity.

        Other investments securities totaled $2,110,150 and $905,000 at December 31, 2003 and 2002, respectively. Other investments at December 31, 2003, consisted of Federal Reserve Bank stock with a cost of $485,150 and Federal Home Loan Bank stock with a cost of $1,625,000. At December 31, 2002, the company owned Federal Reserve Bank stock with a cost of $255,000 and Federal Home Loan Bank stock with a cost of $650,000.

        No investment securities were sold in 2003 or 2002. Accordingly, no gains or losses were recorded. Included in the investment portfolios at December 31, 2003, are mortgage-backed securities issued by the Federal National Mortgage Association totaling $11,937,797. At December 31, 2003 and 2002 $9,932,763 and $14,244,440, respectively, of securities were pledged as collateral for public funds or repurchase agreements.

NOTE 5 – LOANS

        The composition of net loans by major loan categories is as follows:

	December 31,
	2003	2002
Real estate:
Commercial
Owner occupied	$39,300,648	$22,653,311
Non-owner occupied	53,898,628	43,076,993
Construction	10,878,152	4,007,650

	104,077,428	69,737,954

Consumer
Residential	35,822,608	25,499,625
Home equity	24,278,245	18,069,407
Construction	4,365,041	4,199,848

	64,465,894	47,768,880

Total real estate loans	168,543,322	117,506,834

Commercial business	36,106,814	28,192,407
Consumer-other	4,661,929	4,590,552
Deferred origination fees, net	(530,082)	(386,632)

Gross loans	208,781,983	149,903,161
Less allowance for loan losses	(2,705,150)	(1,824,149)

Loans, net	$206,076,833	$148,079,012

        At December 31, 2003 and 2002, there was $443,939 and $113,105, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2003 was approximately $6,100 and was approximately $4,400 in 2002.

        At December 31, 2003, certain of the Bank’s first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta (FHLB), as set forth in Note 9.

        The composition of gross loans by rate type is as follows:

	December 31,
	2003	2002
Variable rate loans	$143,241,945	$107,554,638
Fixed rate loans	65,540,038	42,348,523

	$208,781,983	$149,903,161

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

        Activity within the allowance for loan losses account follows:

	For the years ended
	December 31,
	2003	2002
Balance, beginning of year	$1,824,149	$1,192,247
Recoveries of loans previously charged-off against the allowance	3,647	-
Provision for loan losses	1,050,000	1,050,000
Loans charged-off against the allowance	(172,646)	(418,098)

Balance, end of year	$2,705,150	$1,824,149

NOTE 6 – PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2003	2002
Leasehold improvements	$428,875	$352,770
Furniture and equipment	844,549	753,945
Software	168,163	146,543

	1,441,587	1,253,258
Accumulated depreciation	(617,328)	(467,316)

Total property and equipment	$824,259	$785,942

        The Company’s main office building is leased for twenty years (see note 13).

        Depreciation expense for the years ended December 31, 2003 and 2002 was $162,618 and $209,810, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method

Software	3	Straight-line
Furniture and equipment	5 to 7	Straight-line
Leasehold improvements	5 to 40	Straight-line

NOTE 7 – DEPOSITS

        The following is a detail of the deposit accounts:

	December 31,
	2003	2002

Non-interest bearing	$16,329,095	$13,809,488
Interest bearing:
NOW accounts	17,455,460	15,377,708
Money market accounts	24,769,077	19,727,133
Savings	1,588,652	1,773,957
Time, less than $100,000	29,713,733	32,024,488
Time, $100,000 and over	79,107,578	50,850,496

Total deposits	$168,963,595	$133,563,270

        At December 31, 2003 and 2002, the bank had approximately $79.6 million and $46.2 million of time deposits that were obtained outside of the bank’s primarily market. Interest expense on time deposits greater than $100,000 was $1,437,722 and $1,316,693 in the years ended December 31, 2003 and 2002, respectively.

        At December 31, 2003 the scheduled maturities of certificates of deposit are as follows:

2004	$83,620,757
2005	9,861,442
2006	6,019,799
2007 and after	9,319,313

$108,821,311

NOTE 8 –FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

        At December 31, 2003 the bank had sold $9,296,999 of securities under agreements to repurchase with brokers with a weighted rate of 1.12% that mature in less than 90 days. These agreements are secured with approximately $9,800,000 of investment securities. The securities, under agreement to repurchase, averaged $5,689,259 during 2003, with $9,865,000 being the maximum amount outstanding at any month-end.

        At December 31, 2002 the bank had sold $7,892,000 of securities under agreements to repurchase with brokers with a weighted rate of 1.38% that mature in less than 90 days. These agreements were secured with approximately $8,000,000 of investment securities. The securities, under agreement to repurchase, averaged $4,349,076 during 2002, with $8,482,600,000 being the maximum amount outstanding at any month-end.

        At December 31, 2003 the bank had two unused federal funds purchased line of credit totaling $7,000,000. At December 31, 2002, the bank had utilized $1,215,000 of its $3,700,000 of federal funds purchased line of credit. These lines of credit were unsecured and accrued interest at the daily rate of federal funds plus 25 basis points (1.25% at December 31, 2003).

NOTE 9 –FEDERAL HOME LOAN BANK ADVANCES

        At December 31, 2003 the bank had $32,500,000 of advances from the FHLB. These advances are secured with approximately $99,800,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the terms and maturities of the advances:

o	The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB has the option to re-price this advance as of April 16, 2004.
o	The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB has the option to re- price this advance as of April 15, 2004.
o	The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re- price this advance as of August 24, 2006.
o	The maturity on $5,000,000 of the advances with a weighted rate of 3.36% is January 30, 2013. The FHLB has the option to re- price this advance as of January 30, 2008.
o	The maturity on $7,500,000 of the advances with a weighted rate of 1.21% is March 10, 2006. The FHLB has the option to re- price this advance as of March 10, 2004.
o	The maturity on $7,000,000 of advances with a variable daily floating rate at December 31, 2003 of 1.15% is October 1, 2004. The $7,000,000 of floating rate advances can be repaid at any time without any prepayment penalties.

        At December 31, 2002 the bank had $13,000,000 of advances from the FHLB. These advances are secured with approximately $22,400,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the term and maturities of the advances:

o	The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB had the option to re- price this advance as of April 16, 2003.
o	The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB had the option to re- price this advance as of October 15, 2003.
o	The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re- price this advance as of August 24, 2006.

NOTE 10 – NOTE PAYABLE

        At December 31, 2003 the Company had an unused $3,500,000 revolving line of credit with another bank with a maturity of March 20, 2004. The Company has utilized this line of credit in the past to provide proceeds to increase the capital investment in the Company’s wholly-owned bank. The line of credit bears interest at the 30 day LIBOR rate plus 2.00%, which at December 31, 2003 was 3.12%. The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of December 31, 2003, the Company believes it is in compliance with all covenants. At December 31, 2002, the Company had a $2,500,000 revolving line of credit with another bank with a maturity of June 30, 2003. At December 31, 2002, the company had an outstanding balance of $2,500,000. This line of credit had similar covenants and collateral requirements as the $3.5 million revolving line of credit.

NOTE 11 – TRUST PREFERRED SECURITIES

        On June 26, 2003, Greenville First Bancshares, Inc., through a newly-formed wholly-owned subsidiary, Greenville First Statutory Trust I, issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. The rate is adjusted quarterly and was 4.27% at December 31, 2003. The debt issuance cost, net of accumulated amortization, from the trust preferred debt totaled $171,000 at December 31, 2003 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from the trust preferred debt totaled $15,000 for the year ended December 31, 2003 and is included in other borrowings interest expense. The current regulatory rules allow certain amounts of the trust preferred securities to be included in the calculation of regulatory capital.

        The Company used $3.0 million of the proceeds to repay the outstanding balance on the revolving line of credit (Note 10). The company invested $2.7 million in the company’s wholly-owned subsidiary, Greenville First Bank. The remaining balance will be used by the company to fund operations.

NOTE 12 – UNUSED LINES OF CREDIT

        At December 31, 2003, the Bank had two unused lines of credit to purchase federal funds of $7,000,000. The line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank had a second line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $20,000,000 in additional borrowings.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

        The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

        The Company has entered into an agreement with a data processor with a remaining term of one year to provide ATM services, item processing and general ledger processing. Components of this contract include monthly charges of approximately $20,000.

        The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2003, management believes there is no material litigation pending.

        The Bank has a twenty-year lease on its main office building that began in January 2001. The monthly rent for the year 2004 is $28,489. The Bank also has a lease on land to be used for a future branch site. The monthly rent of $4,804 is expected to begin in January of 2005, at the time the branch is completed. Both leases provide for annual lease rate escalations based on cost of living adjustments.

        Future minimum lease payments under this operating lease are summarized as follows:

For the year ended December 31,
2004	$341,870
2005	409,777
2006	418,545
2007	427,531
2008	436,741
Thereafter*	6,473,365

$8,507,829

        *Amount is estimated based on an increase of 2.49 percent per year. Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.

NOTE 14 – INCOME TAXES

        The components of income tax expense for the years ended December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
Current income taxes:
Federal	$918,080	$336,914
State	53,548	35,000

Total current tax expense	971,628	371,914
Deferred income tax benefit and
change in valuation allowance	(355,094)	(371,914)

Income tax expense	$616,534	$-

        The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended
	December 31,
	2003	2002

Income tax expense (benefit) at federal statutory rate	$551,633	$255,821
Effect of state income taxes	53,548	35,000
Change in valuation allowance	(16,123)	(323,697)
Other	27,476	32,876

Income tax expense	$616,534	$-

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$763,514	$424,259
Net deferred loan fees	180,228	131,455
Premise and equipment	--	12,497
Other	52,213	13,349

	995,955	581,560
Valuation allowance	(63,877)	(80,000)

	932,078	501,560
Deferred tax liabilities:
Unrealized gain on securities available for sale	$49,968	$76,105
Premise and equipment	50,886	--
Other	94,184	69,646

	195,038	145,751

Net deferred tax asset	$737,040	$355,809

        The net of current taxes payable and net deferred tax assets are included in other assets in 2003 and included in accrued liabilities in 2002.

NOTE 15– RELATED PARTY TRANSACTIONS

        Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

        A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31
	2003	2002

Balance, beginning of year	$2,828,958	$778,624

New loans	7,485,973	5,267,212

Less loan payments	(5,331,396)	(3,216,878)

Balance, end of year	$4,983,535	$2,828,958

        Deposits by officers and directors and their related interests at December 31, 2003 and 2002, were $700,052 and $116,656, respectively.

        The Bank has a lease on its main office building with a director of the bank that began in 2001. The lease has a remaining term of seventeen years, with monthly payments in 2004 of $28,489. The Bank also has a land lease with a director on property to be used for a future branch site, with monthly payments of $4,804. The Bank is of the opinion that the lease payments represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 16 – FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

        The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2003, unfunded commitments to extend credit were $51,211,000, of which $16,075,000 is at fixed rates and $35,136,000 is at variable rates. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2003, there was a $1,678,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – EMPLOYEE BENEFIT PLAN

        On January 1, 2000, the Company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2003 and 2002 amounted to $53,000 and $36,000, respectively.

NOTE 18 – STOCK OPTIONS AND WARRANTS

        On March 21, 2002, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 258,750 options (adjusted for 3 for 2 stock split) at an option price per share not less than the fair market value on the date of grant. The options granted to officers and employees vest either at 20 percent over five years or 33 percent over three years and expire 10 years from the grant date.

        A summary of the status of the plan and changes for the years ended December 31, are presented below:

	2003		2002
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	186,750	$6.75	169,500	$6.67
Granted	25,500	8.66	17,250	7.57
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding at end of year	211,250	$6.98	186,750	$6.75

Options exercisable at year-end	133,000		82,250

Shares available for grant	46,500		72,750

        Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 194,925 shares (adjusted for 3 for 2 stock split) of common stock at $6.67 per share. These warrants vest over a three-year period and expire on October 27, 2009.

NOTE 19 – COMMON STOCK AND EARNINGS PER SHARE

        SFAS No. 128, “Earnings per Share” requires that the Company present basic and diluted net earnings per common share. The assumed conversion of stock options and warrants can create a difference between basic and diluted net earnings per common share. The weighted average number of common shares outstanding for basic earnings in 2003 adjusted for the 3 for 2 stock split was 1,724,994, and the weighted average number of common shares assumed outstanding in 2003 for diluted earnings per common share was 1,881,129. The weighted average number of common shares outstanding for basic earnings in 2002 adjusted for the 3 for 2 stock split was 1,724,994, and the weighted average number of common shares assumed outstanding in 2002 for diluted earnings per common share was 1,753,877.

NOTE 20 – REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2003, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(amounts in $000)
As of December 31, 2003
Total Capital (to risk weighted assets)	$19,176	10.1%	$15,206	8.0%	$19,008	10.0%
Tier 1 Capital (to risk weighted assets)	16,796	8.8	7,603	4.0	11,405	6.0
Tier 1 Capital (to average assets)	16,796	7.7	8,779	4.0	10,973	5.0

As of December 31, 2002
Total Capital (to risk weighted assets)	$14,116	10.3%	$10,921	8.0%	$13,651	10.0%
Tier 1 Capital (to risk weighted assets)	12,408	9.1	5,460	4.0	8,191	6.0
Tier 1 Capital (to average assets)	12,408	7.5	6,639	4.0	8,298	5.0

NOTE 21 – DIVIDENDS

        There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank’s and the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. The Bank is restricted in its ability to pay dividends under the national banking laws and regulations of the OCC. Generally, these restrictions require the Bank to pay dividends derived solely from net profits. Moreover, OCC prior approval is required if dividends declared in any calendar year exceed the Bank’s net profit for that year combined with its retained net profits for the preceding two years.

NOTE 22 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of operations by quarter:

2003	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$2,231,029	$2,287,402	$2,495,104	$2,708,019
Interest expense	891,950	860,820	932,385	932,785

Net interest income	1,339,079	1,426,582	1,562,719	1,775,234
Provision for loan losses	300,000	200,000	250,000	300,000
Noninterest income	147,153	83,954	115,318	75,259
Noninterest expenses	916,998	940,447	996,614	998,790

Income before provision for
income taxes	262,234	370,089	431,423	551,703
Income tax expense	102,307	140,634	163,941	209,652

Net income	$166,927	$229,455	$267,482	$342,051

Earnings per share
Basic	$.10	$.13	$.16	$.20

Diluted	$.09	$.12	$.14	$.18

Weighted average common shares
Basic	1,724,994	1,724,994	1,724,994	1,724,994

Diluted	1,834,053	1,886,399	1,903,130	1,899,969

2002	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$1,790,358	$1,936,720	$2,168,948	$2,256,804
Interest expense	846,180	884,620	883,781	877,602

Net interest income	944,178	1,052,100	1,285,167	1,379,202
Provision for loan losses	200,000	220,000	300,000	330,000
Noninterest income	102,949	121,815	139,533	155,954
Noninterest expenses	804,314	832,790	865,064	876,314

Income before provision for
income taxes	42,813	121,125	259,636	328,842
Income tax expense	-	-	-	-

Net income	$42,813	$121,125	$259,636	$328,842

Earnings per share
Basic	$.02	$.07	$.15	$.19

Diluted	$.02	$.07	$.15	$.18

Weighted average common shares
Basic	1,724,994	1,724,994	1,724,994	1,724,994

Diluted	1,725,000	1,743,597	1,772,567	1,773,306

NOTE 23 –FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

        Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, federal funds purchased, note payable, securities sold under agreement to repurchase and official checks.

        Securities are valued using quoted fair market prices. Fair value for the Company’s off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

        Fair value for variable rate loans and borrowings that reprice frequently and for loans that mature in less than one year is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans and all other loans (primarily commercial) maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

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

        The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

        The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$4,104,697	$4,104,697	$4,429,290	$4,429,290
Federal funds sold	2,842,594	2,842,594	41,736	41,736
Investment securities available for sale	3,628,996	3,628,996	14,592,190	14,592,190
Investment securities held to maturity	9,834,324	9,761,305	-	-
Other investments	2,110,150	2,110,150	905,000	905,000
Loans, net	206,076,833	208,638,000	148,079,012	151,400,000

Financial Liabilities:
Deposits	168,963,595	169,400,000	133,563,270	134,400,000
Official checks outstanding	1,575,357	1,575,357	889,270	889,270
Federal funds purchased and repurchase agreements	9,296,999	9,296,999	9,107,000	9,107,000
Note payable	-	-	2,500,000	2,500,000
Trust preferred securities	6,000,000	6,000,000	-	-
Federal Home Loan Bank advances	32,500,000	33,000,000	13,000,000	13,548,000

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION

        Following is condensed financial information of Greenville First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$136,932	$177,052
Investment in subsidiaries	17,079,756	12,556,107
Other assets	171,000	-

Total assets	$17,387,688	$12,733,159

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$14,720	$1,370
Note payable	6,186,000	2,500,000
Shareholders' equity	11,186,968	10,231,789

Total liabilities and shareholders' equity	$17,387,688	$12,733,159

Condensed Statements of income

	For the years ended
	December 31,
	2003	2002
Revenues

Interest income	$1,196	$3,772

Expenses

Interest expense	183,666	23,715

Loss before equity in undistributed net income
of subsidiaries	(182,470)	(19,943)

Equity in undistributed net income of Bank subsidiaries	1,188,385	772,359

Net income	$1,005,915	$752,416

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2003	2002
Operating Activities
Net income	$1,005,915	$752,416
Adjustments to reconcile net income to net cash
used in operating activities
Equity in undistributed net income of
bank subsidiaries	(1,188,385)	(772,359)
Increase in other assets	(171,000)	-
Increase in other liabilities	13,350	208

Net cash used in operating activities	(340,120)	(19,735)

Financing Activities
Proceeds from note payable	500,000	2,500,000
Repayment of note payable	(3,000,000)	-
Proceeds from trust preferred securities	6,186,000	-
Investment in Bank subsidiaries	(3,386,000)	(2,688,601)

Net cash provide (used) in financing activities	300,000	(188,601)

Net decrease in cash and cash equivalents	(40,120)	(208,336)

Cash and cash equivalents, beginning of year	177,052	385,388

Cash and cash equivalents, end of year	$136,932	$177,052

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

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

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Item 10.  Executive Compensation

        In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 and is incorporated herein by reference.

The following table sets forth equity compensation plan information at December 31, 2003. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))

Equity compensation
plans approved by
security holders (1)	258,750	$ 6.98	46,500

Equity compensation
plans not approved
by security holders(2)	194,925	$ 6.67	-

Total	453,675	$ 6.82	46,500

(1)	The 258,750 of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(1)	Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.67 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The 194,925 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 12.  Certain Relationships and Related Transactions

        In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

4.1	See Exhibits 3.1 and 3.2 for provisions in Greenville First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-83851).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1	Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.2	Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

10.3	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-83851).

10.5	Promissory Note dated February 22, 1999 from Greenville First Bancshares, Inc. in favor of John J. Meindl, Jr. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-83851).

10.7	Standard Form of Agreement between Greenville First Bancshares, Inc. and AMI Architects (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

21	Subsidiaries of our company

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

Item 13.  Exhibits, List and Reports on Form 8-K, continued

(b)	Reports on Form 8-K

               The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2003.

               The Company filed a Form 8-K on October 8, 2003 attaching a press release to announce a 3 for 2 stock split and announcing its financial results for the third quarter ended September 30, 2003.

Item 14.  Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Audit Fees.”

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC.

Date: March 16, 2004	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ James M. Austin, III James M. Austin, III	Chief Financial Officer, Principal Financial and Accounting Officer	March 16, 2004

Andrew B. Cajka	Director	March 16, 2004

/s/ Mark A. Cothran Mark A. Cothran	Director	March 16, 2004

/s/ Leighton M. Cubbage Leighton M. Cubbage	Director	March 16, 2004

/s/ David G. Ellison David G. Ellison	Director	March 16, 2004

/s/ Anne S. Ellefson Anne S. Ellefson	Director	March 16, 2004

/s/ Tecumseh Hooper, Jr. Tecumseh Hooper, Jr.	Director	March 16, 2004

/s/ Rudolph G. Johnstone, III, M.D. Rudolph G. Johnstone, III, M.D.	Director	March 16, 2004

/s/ Keith J. Marrero Keith J. Marrero	Director	March 16, 2004

/s/ James B. Orders, III James B. Orders, III	Director, Chairman	March 16, 2004

/s/ William B. Sturgis William B. Sturgis	Director	March 16, 2004

/s/ R. Arthur Seaver, Jr. R. Arthur Seaver, Jr.	Director, Chief Executive Officer and President (principal executive officer)	March 16, 2004

/s/ Fred Gilmer, Jr. Fred Gilmer, Jr.	Director, Senior Vice- President	March 16, 2004

EXHIBIT INDEX

Exhibit
Number           Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

4.1	See Exhibits 3.1 and 3.2 for provisions in Greenville First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-83851).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1	Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).

10.2	Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

10.3	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-83851).

10.5	Promissory Note dated February 22, 1999 from Greenville First Bancshares, Inc. in favor of John J. Meindl, Jr. (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-83851).

10.7	Standard Form of Agreement between Greenville First Bancshares, Inc. and AMI Architects (incorporated by reference to Exhibit 10.2 of Form 10-k filed on March 28, 2000).

21	Subsidiaries of our company

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.