Form 10-Q
period 2004-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2004-05-17
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission file number 000-27719

Greenville First Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer Identification No.)

112 Haywood Road Greenville, S.C.	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000

(Telephone Number)

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,724,994 shares of common stock, $.01 par value per share, issued and outstanding as of May 4, 2004.

Transitional Small Business Disclosure Format (check one):  YES ☐  NO  ☒

GREENVILLE FIRST BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

The financial statements of Greenville First Bancshares, Inc. and Subsidiaries are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,267,291	$4,104,697
Federal funds sold	4,661,891	2,842,594
Investment securities available for sale	3,390,436	3,628,996
Investment securities held to maturity- (market value $15,197,435 and $9,761,305)	15,045,743	9,834,324
Other investments, at cost	3,071,150	2,296,150
Loans, net	226,366,349	206,076,833
Accrued interest	807,144	756,905
Property and equipment, net	985,125	824,259
Other assets	1,216,402	476,463

Total assets	$258,811,531	$230,841,221

Liabilities
Deposits	$173,235,954	$168,963,595
Official checks outstanding	2,247,352	1,575,357
Federal funds purchased and repurchase agreements	14,631,999	9,296,999
Federal Home Loan Bank advances	48,000,000	32,500,000
Note payable	2,000,000	—
Trust preferred note	6,186,000	6,186,000
Accrued interest payable	632,660	572,272
Accounts payable and accrued expenses	317,288	560,030

Total liabilities	$247,251,253	$219,654,253

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.00667 Authorized, 10,000,000 shares. Issued 1,724,994	11,500	11,500
Additional paid-in capital	10,635,200	10,635,200
Accumulated other comprehensive income	82,357	96,997
Retained earnings	831,221	443,271

Total shareholders’ equity	11,560,278	11,186,968

Total liabilities and shareholders’ equity	$258,811,531	$230,841,221

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2004	2003

Interest income
Loans	$2,737,916	$2,087,996
Investment securities	224,814	136,544
Federal funds sold	4,590	6,489

Total interest income	2,967,320	2,231,029
Interest expense
Deposits	727,722	729,480
Borrowings	306,613	162,470
Total interest expense	1,034,335	891,950

Net interest income before provision for loan losses	1,932,985	1,339,079
Provision for loan losses	350,000	300,000

Net interest income after provision for loan losses	1,582,985	1,039,079

Noninterest income
Loan fee income	26,035	44,354
Service fees on deposit accounts	66,750	59,729
Other income	69,538	43,070

Total noninterest income	162,323	147,153

Noninterest expenses
Salaries and benefits	598,645	479,278
Professional fees	48,933	33,601
Marketing	51,279	35,349
Insurance	30,516	26,685
Occupancy	140,770	161,397
Data processing and related costs	181,471	133,057
Telephone	6,470	5,470
Other	61,498	42,161

Total noninterest expenses	1,119,582	916,998

Income before income tax expense	625,726	269,234

Income tax expense	237,776	102,307

Net income	$387,950	$166,927

Earnings per common share:
Basic	$.22	$.10
Diluted	$.19	$.09

Weighted average common shares outstanding
Basic	1,724,994	1,724,994
Diluted	2,007,634	1,834,053

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH  31, 2004 AND 2003

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained Income (deficit)	Total shareholders’ equity
	Shares	Amount

December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789

Net income	—	—	—	—	166,927	166,927

Comprehensive loss, net of tax -
Unrealized holding gain on securities available for sale	—	—	—	(7,773)	—	(7,773)

Comprehensive income	—	—	—	—	—	159,154

March 31, 2003	1,150,000	$11,500	$10,635,200	$139,960	$(395,717)	$10,390,943

December 31, 2003	1,724,994	$11,500	$10,635,200	$96,997	$443,271	$11,186,968

Net income	—	—	—	—	387,950	387,950

Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	—	—	—	(14,640)	—	(14,640)

Comprehensive income	—	—	—	—	—	373,310

March 31, 2004	1,724,994	$11,500	$10,635,200	$82,357	$831,221	$11,560,278

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003

Operating activities
Net income	$387,950	$166,927
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	350,000	300,000
Depreciation and other amortization	33,902	34,982
Accretion and amortization of securities discounts and premiums, net	20,506	26,192
Increase in other assets, net	(790,178)	(253,301)
Increase in other liabilities, net	497,183	111,180

Net cash provided by operating activities	499,363	385,980

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(20,639,516)	(9,974,871)
Purchase of property and equipment	(194,768)	(22,707)
Purchase of investment securities:
Held to maturity	(5,586,017)	—
Other investments	(1,225,000)	(800,000)
Payments and maturity of investment securities:
Available for sale	207,567	9,114,118
Held to maturity	362,903	—
Other investments	450,000	—

Net cash used for investing activities	(26,624,831)	(1,683,460)

Financing activities
Increase in deposits, net	4,272,359	3,533,884
Increase(decrease) in short-term borrowings	5,335,000	(7,154,000)
Increase in other borrowings	2,000,000	500,000
Increase in Federal Home Loan Bank advances	15,500,000	12,500,000

Net cash provided by financing activities	27,107,359	9,379,884

Net increase in cash and cash equivalents	981,891	8,082,404

Cash and cash equivalents at beginning of the year	6,947,291	4,471,026

Cash and cash equivalents at end of the year	$7,929,182	$12,553,430

Supplemental information
Cash paid for
Interest	$973,947	$889,898

Income taxes	$580,040	$382,302

Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	$(14,640)	$(7,773)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiaries Greenville First Bank, N.A., and Greenville First Statutory Trust I.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.”  These assets have contractual maturities of less than three months.

Note 2 – Stock Split

On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All factional shares were paid in cash.  The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

Note 3 – Note Payable

At March 31, 2004, the company had a $4.5 million revolving line of credit with another bank.  At March 31, 2004, the outstanding balance was $2.0 million.  This line of credit has a maturity of March 26, 2005. The line of credit bears interest at a rate of three-month libor plus 2.00%, which at March 31, 2004 was 3.09%.  The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality.  As of March 31, 2004, the company was in compliance with all covenants.

Note 4 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003.  Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The numbers of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	Three Months Ended March 31,
	2004	2003

Basic Earnings Per Share
Average common shares	1,724,994	1,724,994
Net income	$387,950	$166,927
Earnings per share	$.22	$.10

Diluted Earnings Per Share
Average common shares outstanding	1,724,994	1,724,994
Average dilutive common shares	282,640	109,059
Adjusted average common shares	2,007,634	1,834,053
Net income	$387,950	$166,927
Earnings per share	$.19	$.09

Note 5 – Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholder’s equity or net income.

Note 6 – Accounting for Variable Interest Entities

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was revised in December 2003, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with the revised rules, the Company deconsolidated its trust subsidiary at March 31, 2004, which had been formed for the sole purpose of raising capital by issuing preferred securities to institutional investors. The deconsolidation of this wholly-owned subsidiary, increased both the Company’s other assets by $186,000, and the debt associated with trust preferred note. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

Note 7 – Stock Based Compensation

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

	For the Three Months ended March 31,
	2004	2003

Net income, as reported	$387,950		$166,927
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,719)	(19,613)

Pro forma net income	$367,231		$147,314

Earnings per common share-adjusted for 3 for 2 stock split:
Basic - as reported	$.22		$.10
Basic - pro forma	$.21	$	. 09

Diluted - as reported	$.19		$.09
Diluted - pro-forma	$.18		$.08

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 10% for 2004 and 2003, risk-free interest rate of 3.00% for 2004 and 2003 respectively, expected lives of the options 10 years, and the assumed dividend rate was zero.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  the level of allowance for loan loss;

•                  the rate of delinquencies and amounts of charge-offs;

•                  the rates of loan growth;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

GENERAL

The following is a discussion of our financial condition as of March 31, 2004 and the results of operations for the three months ended March 31, 2004.  These comments should be read in conjunction with our consolidated financial statements and accompanying consolidated footnotes appearing in this report.  The significant accounting policies are described throughout the Management and Discussion section of this document.

NATIONAL AND ECONOMIC EVENTS

Nationally, during most of 2001 and during 2002, the United States experienced a slowing economy following a tenth year of expansion.  During this period, the economy was also affected by lower returns and expectations of the stock markets.  Economic data led the Federal Reserve to begin an aggressive program of rate cutting, which moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points, bringing the Federal Funds rate to its lowest level in 40 years.  During the fourth quarter of 2002, and the first quarter of 2003, the Federal Reserve reduced the Federal Funds rate down an additional 75 basis points.

Despite sharply lower short-term rates, stimulus to the economy over the last twelve months has been muted and consumer demand and business investment activity has remained weak. The financial markets are operating now under very low historical interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan. However, during the first quarter of 2004, many economists believe the economy is beginning to show signs of strenthening and that the Federal Reserve may begin increasing interest rates during the last seven months of 2004.  No assurance can be given that the Federal Reserve will take such action.  We continue to believe that the markets we serve generally perform better than national markets, even in times of recession.

INCOME STATEMENT REVIEW

Net Interest Income

Net interest income, the largest component of our income, was $1,932,985 in the first three months of 2004 compared to $1,339,079 during the same period in 2003, or an increase of 44.4%. The level of net interest income is determined by the level of earning assets and the successful managing of the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

 Interest income for the 2004 period of $2,967,320 consisted of $2,737,916 on loans, $224,814 in investments, and $4,590 on federal funds sold.  Interest income for same 2003 period of $2,231,029 included $2,087,996 on loans, $136,544 on investments, and $6,489 on federal funds sold.

 Interest expense in the first quarter of 2004 of $1,034,335 consisted of $727,722 related to deposits and $306,613 related to borrowings. Interest expense in the first quarter of 2003 of $891,950 consisted of $729,480 related to deposits and $162,470 related to borrowings.

Net Interest Income, continued

The following table sets forth, for the three months ended March 31, 2004 and 2003, information related to our average balance sheet and average yields on assets and average costs of liabilities.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates (in $000’s)

	For the three months ended March 31,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income Expense	Yield/ Rate

Earning Assets:
Federal funds sold	$2,150	$5.94%		$2,351	$7	1.21%
Investment securities	20,316	224	4.43%	13,773	136	4.00%
Loans	216,824	2,738	5.08%	154,242	2,088	5.49%
Total earning-assets	239,290	2,967	4.99%	170,366	2,231	5.31%
Non-earning assets	6,640			6,206
Total assets	$245,930			$176,572

Interest-bearing liabilities:
NOW accounts	$33,770	$47.56%		$27,584	$32.47%
Savings & money market	27,429	59.87%		20,500	33	..65%
Time deposits	106,715	622	2.34%	84,764	664	3.18%
Total interest-bearing deposits	167,914	728	1.74%	132,848	729	2.23%
FHLB advance	43,846	197	1.81%	21,167	118	2.26%
Other borrowings	19,866	109	2.21%	9,704	45	1.88%
Total interest-bearing liabilities	231,626	1,034	1.80%	163,719	892	2.21%
Non-interest bearing liabilities	2,679			2,354
Shareholders’ equity	11,625			10,499
Total liabilities and shareholders’ equity	$245,930			$176,572

Net interest spread			3.19%			3.10%
Net interest income / margin		$1,933	3.25%		$1,339	3.19%

Our net interest spread was 3.19% for the three months ended March 31, 2004 as compared to 3.10% for the three months ended March 31, 2003.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our  net interest margin for the period ended March 31, 2004 was 3.25% as compared to 3.19% for the three months ended March 31, 2003.  During the first quarter of 2004, earning assets averaged $239.3 million as compared to $170.4 million in the first quarter of 2003.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

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

	March 31, 2004 vs 2003				March 31, 2003 vs 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$857	(158)	(49)	650	753	(171)	(81)	501
Investment securites	65	15	8	88	6	(49)	(2)	(45)
Federal funds sold	(1)	(2)	1	(2)	(12)	(7)	4	(15)
Total interest income	921	(145)	(40)	736	747	(227)	(79)	441

Interest expense
Deposits	195	(160)	(36)	(1)	207	(195)	(53)	(41)
FHLB advances	128	(24)	(25)	79	128	(16)	(43)	69
Other borrowings	48	8	8	64	32	(6)	(8)	18
Total interest expense	371	(176)	(53)	142	367	(217)	(104)	46

Net interest income	$550	31	13	594	380	(10)	25	395

Provision for Loan Losses

Included in the results of operations for the periods ended March 31, 2004 and 2003 is a non-cash expense of $350,000 and $300,000, respectively, related to the provision for loan losses. The loan loss reserve was $3.0 million and $2.7 million as of March 31, 2004 and December 31, 2003, respectively. The allowance for loan losses as a percentage of gross loans was 1.33% at March 31, 2004 and was 1.30% at December 31, 2003. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. For the three months ended March 31, 2004, we reported net charge-offs of $12,045.    For the three months ended March 31, 2003, we reported net charge-offs of $4,969.

Noninterest Income and Expense

Noninterest income in first quarter 2004 was $162,323, an increase of 10.32% over noninterest income of $147,153 in the same period in 2003.  This increase was primarily due to increases in service charges on deposits, increases in fees charged on ATM transactions, partly offset by lower loan fees received on the origination of mortgage loans that were sold.

We incurred general and administrative expenses of $1.1 million for the three months ended March 31, 2004 compared to $916,998 for the 2003 period.  The $202,584 additional general and administrative expenses resulted primarily from the additional staff hired during 2003 to handle the current and anticipated future growth in both loans and deposits.

Noninterest Income and Expense, continued

Salaries and benefits in 2004 were $598,645, or an increase of $119,367.  Salaries and benefits represented 53.5% of the total noninterest expense.  Salaries and benefits in first quarter 2003 were $479,278. All other expenses increased only $83,217.  This increase relates primarily to $48,414 additional cost for outside services, $15,332 of added professional fees, and $15,930 of additional marketing costs.  The primary reason for the higher level of outside services is the additional data processing expense associated with the higher level of activity that resulted from the significant increases in both loans and deposits. The significant portion of the increase in professional fees relates to additional costs related primarily to additional audit expense.  The increase related to marketing expense relates to expanding the bank’s market awareness in the Greenville Market.

Income tax expense was $237,776 in the first quarter of 2004 compared to $102,307 in the same period of 2003.  The increase relates to the higher level of income before income tax expense.

BALANCE SHEET REVIEW

General

At March 31, 2004, we had total assets of $258.8 million, consisting principally of $226.4 million in loans, $26.2 million in investments and $3.3 million in cash and due from banks.  Liabilities at March 31, 2004 totaled $247.3 million, consisting principally of $173.2 million in deposits, $48.0 million in FHLB advances, $16.6 million of short-term borrowings and $6.2 million in trust preferred securities.  At March 31, 2004, shareholders’ equity was $11.6 million.

Investments

At March 31, 2004, the $23.4 million in the investment securities portfolio represented approximately 9.0% of our total assets.  We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $15.2 million and an amortized cost of $15.0 million for an unrealized gain of $151,000.

Contractual maturities and yields on our investments (all available for sale) at March 31, 2004 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on the comparison of investment securities coupon rates and the market interest rate as of March 31, 2004, the bank anticipates that approximately $8.6 million will be called during the 2004 year.

	Within one year	Yield	After one but Within five Years	Yield	Over Five years	Yield	Total	Yield
Available for sale
U.S.Government agencies	—	—	$1,103	5.40%	$—	—	$1,103	5.40%
Mortgage-backed securities	—	—	—	—%	2,287	3.41%	2,287	3.41%
Total	—	—	$1,103	5.40%	$2,287	3.41%	$3,390	4.05%

Held to Maturity
Mortgage-backed securities	—	—	$—	—	$15,046	4.25%	15,046	4.25%

The amortizated costs and the fair values of our investments at March 31, 2004 and December 31, 2003 are shown in the following table (in thousands).

	March 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U. S. Government agencies	$1,020	1,103	$1,022	1,098
Mortgage-backed securities	2,245	2,287	2,460	2,531
Total	$3,265	3,390	$3,482	3,629

Held to Maturity
Mortgage-backed securities	$15,046	15,197	$9,834	9,761

Other investments securities totaled $3,071,150 and $2,296,150 at March 31, 2004 and December 31, 2003, respectively.  Other investments at March 31, 2004, consisted of Federal Reserve Bank stock with a cost of $485,150, investment in Greenville First Bank Statutory Trust I of $186,000 and Federal Home Loan Bank stock with a cost of $2,400,000.  At December 31, 2003, the company owned Federal Reserve Bank stock with a cost of $485,150, investment in Greenville First Bank Statutory Trust I of $186,000 and Federal Home Loan Bank stock with a cost of $1,625,000.

At March 31, 2004, the $4.7 million of short-term investments in federal funds sold on an overnight basis comprised 1.8% of total assets at March 31, 2004, as compared to $2.8 million, or 1.2% of total assets, at December 31, 2003.

Loans

Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio.  Average loans for the quarters ended March 31, 2004 and 2003 were $216.8 million and $154.2 million, respectively.  Total loans outstanding at March 31, 2004 and Decmber 31, 2003 were $229.4 million and $208.8 million, respectively, before allowance for loan losses.

The principal component of our loan portfolio at March 31, 2004 and December 31, 2003 was loans secured by real estate mortgages.  Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix.  Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Loans, continued

The following table summarizes the composition of the loan portfolio at March 31:

	March 31, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial
Owner occupied	$40,343,662	17.59%	$39,300,648	18.82%
Non-owner occupied	61,790,545	26.93%	53,898,628	25.82%
Construction	14,864,344	6.48%	10,878,152	5.21%
Total commercial real-estate	116,998,551	51.00%	104,077,428	49.85%
Consumer
Residential	37,900,272	16.52%	35,822,608	17.16%
Home Equity	27,664,163	12.06%	24,278,245	11.63%
Construction	4,728,529	2.06%	4,365,041	2.09%
Total consumer real-estate	70,292,964	30.64%	64,465,894	30.88%
Total real-estate	187,291,515	81.64%	168,543,322	80.73%
Commercial business	37,977,456	16.55%	36,106,814	17.29%
Consumer-other	4,715,985	2.06%	4,661,929	2.23%
Deferred origination fees, net	(575,502)	(.25)%	(530,082)	(.25)%
Total gross loans, net of deferred fees	229,409,454	100.00%	208,781,983	100.00%
Less—allowance for loan losses	(3,043,105)		(2,705,150)
Total loans, net	$226,366,349		$206,076,833

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

The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at March 31, 2004 (dollars in thousands):

	One year or less	After one but within five years	After five years	Total

Commercial	$22,304	$15,592	$81	$37,977
Real estate – construction	7,363	5,922	6,308	19,593
Real estate - mortgage	22,992	132,529	12,178	167,699
Consumer and other	2,558	1,848	310	4,716
Deferred origination fees, net	(104)	(417)	(55)	(576)
Total loans	$55,113	$155,474	$18,822	$229,409

Loans maturing after one year with:
Fixed interest rates				$69,695
Floating interest rates				$159,714

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

The following table summarizes the activity related to the bank’s allowance for loan losses for the three months ended March 31, 2004 and 2003:

	March 31,
	2004	2003

Balance, beginning of period	$2,705,150	1,824,149

Recoveries of loans previously charged-off	394	—

Provision for loan losses	350,000	300,000

Loans charged-off	(12,439)	(4,969)

Balance, end of period	$3,043,105	2,119,180

Allowance for loan losses to total loans	1.33%	1.33%

Net charge-offs to average loans	.01%	.01%

We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. The bank has an independent consultant to review the loan files on a test basis. The bank’s analysis of the adequacy of the allowance also considers subjective issues such as changes in the lending policies and procedures, changes in local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisions. Due to our limited operating history, the provision for loan losses has been made primarily as a result of an assessment of general loan loss risk as compared to banks of similar size and maturity.

Nonperforming Assets

Nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses at and for the three months ended March 31, 2004 and at and for the twelve months ended December 31, 2003 are shown in the following table:

	March 31, 2004	December 31 2003

Loans over 90 days past due	$670,880	395,850

Loans on non-accrual
Mortgage	612,930	149,649
Commercial	214,688	223,747
Consumer	71,348	70,543
Total non-accrual loans	898,966	443,939

Trouble debt restructuring	—	—

Total of nonperforming loans	898,966	443,939

Other nonperforming assets	—	—

Total nonperforming assets	$898,966	443,939

Percentage of total assets	.35%	.19%

Percentage of nonperforming loans to total loans and other nonperforming assets	.39%	.21%

Allowance for loan losses to total loans	1.33%	1.30%

Net charge-offs to average loans	.01%	.03%

At March 31, 2004 and December 31, 2003, the allowance for loan losses was $3.0 million and $2.7 million, respectively, or 1.33% of outstanding loans at March 31, 2004 and 1.30% at December 31, 2003.    During the three months ended March 31, 2004 and 2003, our net charged-off loans were $12,045 and $4,969, respectively.

At March 31, 2004, nonaccrual loans represented .39% of total loans.  At March 31, 2004 and December 31, 2003, the bank had $898,966 and $443,939, respectively on non-accrual status.  The increase in mortgage loans on non-accrual relates primarily to one loan that is adequately secured by real estate.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from FHLB, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stock and fixed income mutual funds.

The following is a table of deposits by category at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003

Demand deposit accounts	$16,053	9.27%	$16,329	9.66%
NOW accounts	21,362	12.33%	17,455	10.33%
Money market accounts	32,728	18.89%	24,769	14.66%
Savings accounts	1,381.80%		1,589.94%
Time deposits less than $100,000	31,929	18.43%	29,714	17.59%
Time deposits of $100,000 or more	69,783	40.28%	79,108	46.82%
Total deposits	$173,236	100.00%	$168,964	100.00%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $103.5 million and $89.9 million at March 31, 2004 and December 31, 2003, respectively.  The decrease in time deposits of $100,000 or more resulted from the bank repaying maturing deposits that were obtained outside of the bank’s primarily market with the additional NOW accounts and Money market funds that were obtained.  At March 31, 2004 the total of deposits outside of the bank’s primary market totaled $75.5 million.  The bank anticipates being able to either renew or replace these deposits when they mature, however, no assurance can be given that the bank will be able to replace these deposits with the same terms or rates.  Our loan-to-deposit ratio was 131% and 122% at March 31, 2004 and at December 31, 2003, respectively.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2004 and December 31, 2003 is as follows( in thousands):

	March 31, 2004	December 31, 2003

Three months or less	$15,798	$19,272
Over three through six months	21,509	16,416
Over three through twelve months	18,941	24,983
Over twelve months	13,535	18,437
Total	$69,783	$79,108

Borrowings

At March 31, 2004 the bank had $14,631,999 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.10% that mature in less than 90 days.  These agreements are secured with approximately $15,000,000 of investment securities.  The securities under agreement to repurchase averaged $13,463,264 during the first quarter of 2004, with $14,637,000 being the maximum amount outstanding at any month-end.

At December 31, 2003 the bank had $9,296,999 sales of securities under agreements to repurchase with brokers with a weighted rate of 1.12% that mature in less than 90 days.  These agreements are secured with approximately $9,800,000 of investment securities.  These securities under agreement to repurchase averaged $5,689,259 during 2003, with $9,865,000 being the maximum amount outstanding at any month-end.

At March 31, 2004 and at December 31, 2003 the bank had two unused federal funds purchase lines of credit totaling $7,000,000.  These lines of credit are unsecured and bear interest at the daily rate of federal funds plus 25 basis points (1.25% at March 31, 2004).

At March 31, 2004 the company had a $4,500,000 revolving line of credit with another bank with a maturity of March 26, 2005.  At March 31, 2004, the company had outstanding $2,000,000.  The company used the $2,000,000 of the proceeds to increase its investment in the bank.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at March 31, 2004 was 3.09%.  The company has pledged all of the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality.  As of March 31, 2004, the company believes it is in compliance with all covenants.

At March 31, 2004 and December 31, 2003 the bank had $48,000,000 and $32,500,000, respectively of advances from the FHLB.  These advances are secured at March 31, 2004 and December 31, 2003, with approximately $116,341,000 and $99,800,000, respectively of first mortgage loans and the bank’s stock in the FHLB.

The $48,000,000 of advance at March 31, 2004 consisted of $25,500,000 of advances with a fixed rate and $22,500,000 with a variable rate.  At December 31, 2003, the $32,500,000 of advance consisted of the same $25,500,000 of fixed rate advances and $7,000,000 of advances with a variable rate.

The maturity on the variable rate advances at both March 31, 2004 and December 31, 2003 is October 1, 2004.  The variable rate advances can be repaid at any time without any prepayment penalties.  The variable rate at March 31, 2004 was 1.22% and was 1.15% at December 31, 2003.

Listed below is a summary of the term and maturities of fixed rate advances:

•          The maturity on $5,000,000 of the advances with a weighted rate of 1.63% is July 16, 2004. The FHLB has the option to re-price this advance as of April 16, 2004.

•          The maturity on $5,000,000 of the advances with a weighted rate of 1.56% is October 15, 2007. The FHLB has the option to re-price this advance as of April 15, 2004.

•          The maturity on $3,000,000 of the advances with a weighted rate of 4.86% is August 24, 2011. The FHLB has the option to re-price this advance as of August 24, 2006.

•          The maturity on $5,000,000 of the advances with a weighted rate of 3.36% is January 30, 2013. The FHLB has the option to re-price this advance as of January 30, 2008.

•          The maturity on $7,500,000 of the advances with a weighted rate of 1.21% is March 10, 2006. The FHLB has the option to re-price this advance as of March 10, 2004.

•          The maturity on $7,000,000 of advances with a variable daily floating rate at December 31, 2003 of 1.15% is October 1, 2004.  The $7,000,000 of floating rate advances can be repaid at any time without any prepayment penalties.

CAPITAL RESOURCES

Total shareholders’ equity amounted to $11,560,278 at March 31, 2004 and $11,186,968 at December 31, 2003.  The increase during the first quarter of 2004 resulted primarily from the $387,950 of net income earned during the quarter, partly offset by $14,640 reduction in unrealized gain on investment securities, net of tax.

The following table shows the annualized return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31,  2004 and for the 12 months ended December 31, 2003.  Since our inception, we have not paid cash dividends.

	March 31 2004	December 31, 2003
Return on average assets	0.6%	.5%

Return on average equity	13.4%	9.3%

Equity to assets ratio	4.5%	5.6%

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

The company and the bank are both subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized”, we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

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

CAPITAL RESOURCES, continued

The following table sets forth the company’s and the bank’s various capital ratios at March 31, 2004 and at December 31, 2003.  At March 31, 2004 and December 31, 2003, both the company and the bank were in compliance with each of the applicable regulatory capital requirements.   At December 31, 2003 both the company and the bank were considered to be “well capitalized.”  At March 31, 2004 the bank was considered “well capitalized and the company was consider to “meet” the capital requirements.

	March 31, 2004		December 31, 2003
	Company	Bank	Company	Bank
Total risk-based capital	9.6%	10.5%	10.2%	10.1%

Tier 1 risk-based capital	7.3%	9.2%	7.8%	8.8%

Leverage capital	5.7%	7.8%	6.7%	7.7%

We believe that capital is sufficient to fund the activities of the bank over the next two years. The company is currently evaluating various alternatives for increasing capital. It is management’s objective to maintain the capital levels such that the bank will continue to be considered well capitalized.  However, no assurance can be given that this objective will be achieved.  We do anticipate that capital levels will be maintained at levels that will allow the company and the bank to qualify as being adequately capitalized as defined by OCC regulations.  Depending on the timing of when additional capital is obtained, the bank may be required to limit the level of growth that has been experienced in the past three years. As of March 31, 2004, there were no significant firm commitments outstanding for capital expenditures.

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2004, unfunded commitments to extend credit were $52,698,000, of which $14,228,000 is at fixed rates and $38,470,000 is at variable rates.  The significant portion of the unfunded commitments relates to consumer equity lines of credit. The bank anticipates, based on historical experience, that the significant portion of these lines of credit will not be funded. The bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2004, there was a $1,832,000 commitment under a letter of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Due to the fact that approximately 73% of our loans were variable rate loans at March 31, 2004, we are currently asset sensitive for the three month period following March 31, 2004. After June 30, 2004, the bank is liability sensitive for the next nine months. The ratio of cumulative gap to total earning assets after twelve months was a negative 6.4%.  This reflects that $16.1 million more liabilites will reprice in a twelve month period then assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

At March 31, 2004 and 2003, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $7,929,182 and $6,947,291, representing 3.1% and 3.0% of total assets, respectively.  Investment securities at March 31, 2004 and 2003 amounted to $21,507,329 and $15,759,470, representing 8.3% and 6.8% of total assets, respectively.  These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.  Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

We plan to meet our future cash needs through the liquidation of temporary investments, generation of deposits, maturities and sale of loans and maturity of investment securities. During most of 2004, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $7,000,000.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which applications for borrowings can be made for leverage purposes, if so desired. The FHLB requires that securities, qualifying single family mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2004 was $12.0 million and assumes that the bank’s $2,400,000 investment in FHLB stock as well as qualifying mortgages would be pledged to secure any future borrowings.

Management believes that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meets our long term liquidity needs.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.  The bank’s asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  The bank has both an internal ALCO that consists of senior management and meets at various times during the month and a board ALCO that meets monthly.  The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank’s interest sensitive assets and liabilities within Board-approved limits.

LIQUIDITY & INTEREST RATE SENSITIVITY, continued

The following table presents our rate sensitivity at each of the time intervals indicated as of March 31, 2004.  The table may not be indicative of our rate sensitivity position at other points in time.  In addition, the table’s maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,662	$—	$—	$—	$4,662
Investment securities	1,416	4,247	12,959	—	18,622
Loans	165,894	8,299	44,835	9,481	228,509

Total earning assets	$171,972	$12,546	$57,794	$9,481	$251,793

Interest-bearing liabilities:
Money market and NOW	$54,090	$—	$—	$—	$54,090
Regular savings	1,381	—	—	—	1,381
Time deposits	25,548	57,038	19,126	—	101,712
Repurchase Agreements	14,446	—	—	—	14,446
Note payable	2,000	—	—	—	2,000
FHLB advances	40,000	—	8,000	—	48,000
Trust preferred securities	6,186	—	—	—	6,186

Total interest-bearing liabilities	$143,651	$57,038	$27,126	$—	$227,815

Period gap	$28,321	$(44,492)	$30,668	$9,481
Cumulative gap	$28,321	$(16,171)	$14,497	$23,978

Ratio of cumulative gap to total earning assets	11.2%	(6.4)%	5.8%	9.5%

ACCOUNTING, REPORTING AND REGULATORY MATTERS

Accounting standards have been issued or proposed by the Financial Accounting Standards Board and are not required to be adopted until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index attached hereto.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K

The following reports were filed on Form 8-K during the first quarter ended March 31, 2004.

The Company filed a Form 8-K on January 16, 2004 to disclose the issuance of a press release announcing its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC.

Date: May 14, 2004

/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: May 14, 2004	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.