Form 10QSB
period 2004-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2004-08-11
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

1,727,994 shares of common stock, $.01 par value per share, issued and outstanding as of July 9, 2004.

Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

GREENVILLE FIRST BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,613,413	$4,104,697
Federal funds sold	1,365,400	2,842,594
Investment securities available for sale	3,078,733	3,628,996
Investment securities held to maturity- (market value $13,658,094 and $9,761,305)	14,215,247	9,834,324
Other investments, at cost	3,591,373	2,296,150
Loans, net	244,407,022	206,076,833
Accrued interest	871,930	756,905
Property and equipment, net	1,557,915	824,259
Other real estate owned	305,485	—
Other assets	1,386,183	476,463
Total assets	$273,392,701	$230,841,221

Liabilities
Deposits	$177,987,321	$168,963,595
Official checks outstanding	1,104,261	1,575,357
Federal funds purchased and repurchase agreements	13,565,000	9,296,999
Federal Home Loan Bank advances	58,400,000	32,500,000
Note payable	3,000,000	—
Junior subordinate debentures	6,186,000	6,186,000
Accrued interest payable	724,534	572,272
Accounts payable and accrued expenses	485,023	560,030
Total liabilities	261,452,139	219,654,253

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.00667 Authorized, 10,000,000 shares. Issued 1,727,994 and 1,724,994 at June 30, 2004 and December 31, 2003, respectively.	11,520	11,500
Additional paid-in capital	10,655,190	10,635,200
Accumulated other comprehensive income	28,780	96,997
Retained earnings	1,245,072	443,271
Total shareholders’ equity	11,940,562	11,186,968
Total liabilities and shareholders’ equity	$273,392,701	$230,841,221

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$2,950,548	$2,219,654
Investment securities	220,364	62,569
Federal funds sold	4,703	5,179
Total interest income	3,175,615	2,287,402
Interest expense
Deposits	840,564	682,896
Borrowings	374,606	177,924
Total interest expense	1,215,170	860,820
Net interest income before provision for loan losses	1,960,445	1,426,582
Provision for loan losses	300,000	200,000
Net interest income after provision for loan losses	1,660,445	1,226,582
Noninterest income
Loan fee income	40,789	59,312
Service fees on deposit accounts	72,978	63,567
Write-down on real estate owned	—	(100,000)
Other income	86,810	61,075
Total noninterest income	200,577	83,954
Noninterest expenses
Compensation and benefits	600,877	488,564
Professional fees	50,882	40,958
Marketing	74,679	43,396
Insurance	31,146	26,580
Occupancy	149,129	137,965
Data processing and related costs	215,304	154,473
Telephone	6,836	5,717
Other	64,661	42,794
Total noninterest expenses	1,193,514	940,447
Income before income tax expense	667,508	370,089
Income tax expense	253,657	140,634
Net income	$413,851	$229,455
Earnings per common share:
Basic	$0.24	$0.13
Diluted	$0.21	$0.12
Weighted average common shares outstanding
Basic	1,725,494	1,724,994
Diluted	1,988,584	1,886,399

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$5,688,464	$4,307,650
Investment securities	445,178	199,113
Federal funds sold	9,293	11,668
Total interest income	6,142,935	4,518,431
Interest expense
Deposits	1,568,286	1,412,376
Borrowings	681,219	340,394
Total interest expense	2,249,505	1,752,770
Net interest income before provision for loan losses	3,893,430	2,765,661
Provision for loan losses	650,000	500,000
Net interest income after provision for loan losses	3,243,430	2,265,661
Noninterest income
Loan fee income	66,824	103,666
Service fees on deposit accounts	139,728	123,296
Write-down on real estate owned	—	(100,000)
Other income	156,348	104,145
Total noninterest income	362,900	231,107
Noninterest expenses
Compensation and benefits	1,199,522	967,842
Professional fees	99,815	74,559
Marketing	125,958	78,745
Insurance	61,662	53,265
Occupancy	289,899	299,362
Data processing and related costs	396,775	287,530
Telephone	13,306	11,187
Other	126,159	84,955
Total noninterest expenses	2,313,096	1,857,445
Income before income tax expense	1,293,234	639,323
Income tax expense	491,433	242,942
Net income	$801,801	$396,381
Earnings per common share:
Basic	$0.46	$0.23
Diluted	$0.40	$0.21
Weighted average common shares outstanding
Basic	1,725,294	1,724,994
Diluted	1,998,109	1,860,371

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Total shareholders equity
	Shares	Amount

December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789

Net income	—	—	—	—	396,381	396,381

Comprehensive loss, net of tax -
Unrealized holding gain on securities available for sale	—	—	—	(27,614)	—	(27,614)

Comprehensive income	—	—	—	—	—	368,767

June 30, 2003	1,150,000	$11,500	$10,635,200	$120,119	$(166,263)	$10,600,556

December 31, 2003	1,724,994	$11,500	$10,635,200	$96,997	$443,271	$11,186,968

Net income	—	—	—	—	801,801	801,801

Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	—	—	—	(68,217)	—	(68,217)

Comprehensive income	—	—	—	—	—	733,584

Exercise of warrants	3,000	20	19,990	—	—	20,010

June 30, 2004	1,727,994	$11,520	$10,655,190	$28,780	$1,245,072	$11,940,562

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$801,801	$396,381
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	650,000	500,000
Depreciation and other amortization	73,553	69,704
Accretion and amortization of securities discounts and premiums, net	50,756	50,869
Increase in other assets, net	(1,024,744)	(631,328)
Increase (decrease) in other liabilities, net	(358,699)	2,959,721

Net cash provided by operating activities	192,667	3,345,347

Investing activities
Origination of loans, net	(39,285,674)	(26,005,362)
Purchase of property and equipment	(807,209)	(33,042)
Purchase of investment securities:
Held to maturity	(5,585,942)	—
Other investments	(2,510,000)	(800,000)
Payments and maturity of investment securities:
Available for sale	429,286	9,889,791
Held to maturity	1,171,657	—
Other investments	1,215,000	—

Net cash used for investing activities	(45,372,882)	(16,948,613)

Financing activities
Increase in deposits, net	9,023,726	10,983,054
Increase (decrease) in short-term borrowings	4,268,001	(9,107,000)
Increase (decrease) in other borrowings	3,000,000	(2,500,000)
Proceeds from junior subordinate debentures	—	6,186,000
Proceeds from exercise of stock warrants, net	20,010	—
Increase in Federal Home Loan Bank advances	25,900,000	12,500,000

Net cash provided by financing activities	42,211,737	18,062,054

Net increase (decrease) in cash and cash equivalents	(2,968,478)	4,458,788

Cash and cash equivalents at beginning of the period	6,947,291	4,471,026

Cash and cash equivalents at end of the period	$3,978,813	$8,929,814

Supplemental information
Cash paid for
Interest	$2,097,244	$1,416,591

Income taxes	$1,266,585	$479,527

Schedule of non-cash transactions
Foreclosure of real estate	$305,485	$—

Unrealized loss on securities, net of income taxes	$(68,217)	$(27,614)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  As discussed in Note 6, the financial statements related to the special purpose subsidiary, Greenville First Statutory Trust I, have not been consolidated in accordance with FASB Interpretation No. 46.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.”  These assets have contractual maturities of less than three months.

Note 2 – Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholder’s equity or net income.

Note 3 – Stock Split

On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All factional shares were paid in cash.  The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

Note 4 – Note Payable

At June 30, 2004, the company had a $4.5 million revolving line of credit with another bank.  At June 30, 2004, the outstanding balance was $3.0 million.  This line of credit has a maturity of March 20, 2005. The line of credit bears interest at a rate of three-month libor plus 2.00%, which at June 30, 2004 was 3.11%.  The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality.  As of June 30, 2004, the company believes it is in compliance with all covenants.

Note 5 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2004 and 2003.  Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the “treasury stock” method.  The numbers of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	Three months ended June 30,
	2004	2003

Basic Earnings Per Share
Average common shares	1,725,494	1,724,994
Net income	$413,851	$229,455
Earnings per share	$0.24	$0.13

Diluted Earnings Per Share
Average common shares outstanding	1,725,494	1,724,994
Average dilutive common shares	263,090	161,405
Adjusted average common shares	1,988,584	1,886,399
Net income	$413,851	$229,455
Earnings per share	$0.21	$0.12

	Six months ended June 30,
	2004	2003

Basic Earnings Per Share
Average common shares	1,725,294	1,724,994
Net income	$801,801	$396,381
Earnings per share	$0.46	$0.23

Diluted Earnings Per Share
Average common shares outstanding	1,725,294	1,724,994
Average dilutive common shares	272,815	135,377
Adjusted average common shares	1,998,109	1,860,371
Net income	$801,801	$396,381
Earnings per share	$0.40	$0.21

Note 6 – Accounting for Variable Interest Entities

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities.” In accordance with FIN 46, the $186,000 investment by the parent company, Greenville First Bancshares, Inc,  in the special purpose subsidiary, Greenville First Statutory Trust I,  results in the special purpose subsidiary being treated as a “variable interest entity” as defined in FIN 46.  Therefore, in accordance with the revised rules, the Company did not consolidate its special purpose trust subsidiary.  Prior to the January 1, 2004, the effective date on the adoption of FIN 46, the company had consolidated the special purpose subsidiary.  The 2003, consolidated financial statements have been restated, resulting in the “deconsolidation” of this wholly-owned subsidiary.  The deconsolidation of this wholly-owned subsidiary, increased both the Company’s other assets by $186,000, and the debt associated with the junior subordinate debentures.  The company’s maximum exposure to loss is the $186,000 invested in the special purpose subsidiary.  In addition to the loss exposure related to the investment in the special purpose subsidiary, the Company has a full and unconditional guarantee for the $6,000,000 junior subordinate debentures that were issued.  The special purpose subsidiary was formed for the sole purpose of issuing the junior subordinate debentures.

Note 7 – Stock Based Compensation

The company has a stock-based employee compensation plan.  The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three months ended June 30,
	2004	2003

Net income, as reported	$413,851	$229,455
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,719)	(19,613)

Pro forma net income	$393,132	$209,842

Earnings per common share-adjusted for 3 for 2 stock split:
Basic - as reported	$0.24	$0.13
Basic - pro forma	$0.23	$0.12

Diluted - as reported	$0.21	$0.12
Diluted - pro-forma	$0.20	$0.11

	For the Six months ended June 30,
	2004	2003

Net income, as reported	$801,801	$396,381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,438)	(39,226)

Pro forma net income	$760,363	$357,155

Earnings per common share-adjusted for 3 for 2 stock split:
Basic - as reported	$0.46	$0.23
Basic - pro forma	$0.44	$0. 21

Diluted - as reported	$0.40	$0.21
Diluted - pro-forma	$0.38	$0.19

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 10% for 2004 and 2003, risk-free interest rate of 3.00% for 2004 and 2003 respectively, expected lives of the options 10 years, and the assumed dividend rate was zero.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders’ equity, which has continued during the first six months of 2004.

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period.  We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the Securities and Exchange Commission.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2003, as filed in our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Effect of Economic Trends

During the three years ended December 31, 2003, and the six months ended June 30, 2004, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve.

During most of 2001 and during 2002, the United States experienced an economic decline.  During this period, the economy was affected by lower returns of the stock markets.  Economic data led the Federal Reserve to begin an aggressive program of reducing rates that moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points.  During the fourth quarter of 2002 and the first six months of 2003, the Federal Reserve reduced the Federal Funds rate down an additional 75 basis points, bringing the Federal Funds rate to its lowest level in 40 years.

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak.  During all of 2003 and substantially all of the six months ended June 30, 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003.  During the first six months of 2004, many economists believed the economy began to show signs of strengthening and at the end of the second quarter the Federal Reserve increased the short-term interest rate by 25 basis points.  Many economists believe that the Federal Reserve will continue to increase rates during the remainder of 2004 and during most of 2005.  However, no assurance can be given that the Federal Reserve will take such action.

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2004 and 2003

Our net income was $413,851 and $229,455 for the three months ended June 30, 2004 and 2003, respectively, an increase of $184,396, or 80.4%.  Our income was fully taxable in both three month periods.  The $184,396 increase in net income resulted primarily from increases of $533,863 in net interest income and $116,623 in noninterest income.  These increases were partly offset by $253,067 of additional noninterest expense, a $100,000 increase in provisions for loan losses, and a $113,023 increase in income tax expense.  Our efficiency ratio continues to improve because we are earning more income without substantially increasing our overhead expenses.  Our efficiency ratio was 55.23% and 62.26% for the three months ended June 30, 2004 and 2003, respectively.

Six months ended June 30, 2004 and 2003

Our net income was $801,801 and $396,381 for the six months ended June 30, 2004 and 2003, respectively, an increase of $405,420, or 102.3%.  Our income was fully taxable in both six month periods.  The $405,420 increase in net income resulted primarily from increases of $1.1 million in net interest income and $131,793 in noninterest income.  These increases were partly offset by $455,651 of additional noninterest expense, a $150,000 increase in provisions for loan losses, and a $248,491 increase in income tax expense.  Our efficiency ratio continues to improve because we are earning more income without substantially increasing our overhead expenses.  Our efficiency ratio was 54.35% and 61.96% for the six months ended June 30, 2004 and 2003, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended June 30, 2004, our loan portfolio had increased an average of $17.2 million compared to first quarter of 2004.  The growth in the first six months of 2004 was $38.3 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At June 30, 2004, loans represented 89.4% of total assets, while investments and federal funds sold represented 8.1% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit expansion program until the end of 2004.  This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.  At June 30, 2004, retail deposits represented $106.9 million, or 39.1% of total assets, borrowings represented $81.2 million, or 29.7% of total assets, and wholesale out-of-market deposits represented $71.1 million, or 26.0% of total assets.

In anticipation of rising interest rates, we are planning to open two retail deposit offices, one in the fourth quarter of 2004 and the other in the second quarter of 2005.  We plan to focus our efforts in these two locations to obtain low cost transaction accounts that are less affected by rising rates.  Also, in anticipation of rising rates, during the first six months of 2004, we offered aggressive promotional rates on new checking accounts and new money market accounts.  The promotional rates offered are 2.00% on checking accounts and 2.25% on money market accounts and are guaranteed until January 31, 2005.  Based on prior experience, we anticipate the majority of these funds to be retained at the end of the promotion.  Our goal is to increase both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives.  We also anticipate the current deposit promotion and the opening of the two new offices will have a negative impact on earnings in the years ending 2004 and 2005.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at June 30, 2004, 68.0% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the three years ended December 31, 2003 and for first six months of 2004 has been to obtain short-term liabilities to fund our asset growth.  This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates.  At December 31, 2003, 83.4% of interest-bearing liabilities had a maturity of less than one year.

In anticipation of rising rates, in May 2004 we converted a total of $25.0 million of short-term deposits and borrowings with a term of less than three months into $25.0 million of deposits and borrowings with a weighted average life of five years.  As of June 30, 2004, 80.2% of interest-bearing liabilities had a maturity of less than one year.  We believe that we are positioned to benefit from future increases in short-term rates.  At June 30, 2004, we had $23.5 million more assets than liabilities that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a “well capitalized” bank.  To provide the additional capital needed to support our bank’s growth in assets, we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering, and we have borrowed $3.0 million under a short-term holding company line of credit.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income for the three months ended June 30, 2004 and the six months ended June 30, 2004 increased because we had more interest-earning assets than interest-bearing liabilities.  For the three and six months ended June 30, 2004, interest-earning assets exceeded interest-bearing liabilities by $6.6 million and $7.0 million, respectively.  The estimated $2.5 million cost of the two additional retail offices will reduce the amount by which interest-earning assets exceed interest-bearing liabilities.

During the three months and the six months ended June 30, 2004, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve to lower short-term rates.

The impact of the Federal Reserve’s actions resulted in a decline in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread and net interest margins also declined since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the three month and six month periods ending June 30, 2004.  Our net interest margin for the three month and six month periods were 3.07% and 3.15%, respectively.

We anticipate that the 25 basis point increase in short-term rates at the end of the second quarter of 2004 will result in an increase in loan yields, while our $25.0 million of longer-term, higher interest deposits and borrowings will result in a higher cost of funds to us.  Accordingly, we believe that our net interest margin may continue to decline until further action is taken by the Federal Reserve to increase short-term rates.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended June 30, 2004 and 2003 and the first six months of 2004 and 2003.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-

bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2004 and 2003, all investments were taxable.  During the same period, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates For the Three Months Ended June 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income Expense	Yield/ Rate(1)
	(In thousands)
Earning assets:
Federal funds sold	$1,914	$5	1.05%	$1,558	$5	1.29%
Investment securities	21,145	220	4.18%	6,815	63	3.71%
Loans	234,057	2,951	5.07%	165,143	2,219	5.39%
Total earning-assets	257,116	3,176	4.97%	173,516	2,287	5.29%
Non-earning assets	7,566			6,404
Total assets	$264,682			$179,920
Interest-bearing liabilities:
NOW accounts	$38,631	$75.78%		$28,902	$27.37%
Savings & money market	39,543	143	1.45%	20,922	29.56%
Time deposits	99,392	622	2.52%	87,040	627	2.89%
Total interest-bearing deposits	177,566	840	1.90%	136,864	683	2.00%
FHLB advances	50,131	257	2.06%	26,099	148	2.27%
Other borrowings	22,808	118	2.08%	3,807	30	3.16%
Total interest-bearing liabilities	250,505	1,215	1.95%	166,770	861	2.07%
Non-interest bearing liabilities	2,427			2,396
Shareholders’ equity	11,750			10,754
Total liabilities and shareholders’ equity	$264,682			$179,920
Net interest spread			3.02%			3.22%
Net interest income / margin		$1,961	3.07%		$1,426	3.30%

(1) Annualized for the three month period.

Our net interest spread was 3.02% for the three months ended June 30, 2004, compared to 3.22% for the three months ended June 30, 2003.

Our net interest margin for the three months ended June 30, 2004 was 3.07%, compared to 3.30% for the three months ended June 30, 2003.  During the three months ended June 30, 2004, earning assets averaged $257.1 million, compared to $173.5 million in the three months ended June 30, 2003.

The lower rate on loans for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 resulted primarily from a reduction in the prime rate of 25 basis points in the second quarter of 2003.  The deposit and borrowing cost did not decline as much as the reduction in the rates earned on interest-earning assets because of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate.  Also, we extended the maturity dates on various jumbo time deposits and FHLB advances.  These decisions were intended to compensate for anticipated higher rates in the future.

Net interest income, the largest component of our income, was $2.0 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively.  The significant increase in 2004 related to higher levels of both average earning assets and interest-bearing liabilities, offset by a slightly lower net interest margin.  Average earning assets increased $83.6 million during the three months ended June 30, 2004 compared to the same period in 2003.

As previously discussed, our net interest margin for the three months ended June 30, 2004 and 2003, was 3.07% and 3.30%, respectively.

The $533,863 increase in net interest income for the three months ended June 30, 2004 compared to the same period in 2003 resulted primarily from a $570,000 increase in net income offset by a $66,000 decrease in net interest income.  The increase in net income related to higher average earning assets and interest—bearing liabilities.  The decrease in net interest income was related to the lower net interest margin.

Interest income for the three months ended June 30, 2004 was $3.2 million, consisting of $3.0 million on loans, $220,364 on investments, and $4,703 on federal funds sold.  Interest income for the three months ended June 30, 2003 was $2.3 million, consisting of $2.2 million on loans, $62,569 on investments, and $5,179 on federal funds sold.  Interest on loans for the three months ended June 30, 2004 and 2003 represented 92.9% and 97.0%, respectively, of total interest income, while income from investments and federal funds sold represented only 7.1% and 2.7% of total interest income.  The high percentage of interest income from loans was related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 91.0% and 95.2% of average interest—earning assets for the three months ended June 30, 2004 and 2003, respectively.  Included in interest income on loans for the three months ended June 30, 2004 and 2003, was $131,810 and $95,258, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended June 30, 2004 was $1.2 million, consisting of $840,564 related to deposits and $374,606 related to borrowings.  Interest expense for the three months ended June 30, 2003 was $860,820, consisting of $682,896 related to deposits and $177,924 related to borrowings.  Interest expense on deposits for the three months ended June 30, 2004 and 2003 represented 69.2% and 79.3%, respectively, of total interest expense, while interest expense on borrowings represented 30.8% and 20.7%, respectively, of total interest expense for the three months ended June 30, 2004 and 2003.  The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers.  During the three months ended June 30, 2004, average interest—bearing deposits increased by $40.7 million over the same period in 2003, while other borrowing during the three months ended June 30, 2004 increased $43.0 million over the same period in 2003.  During the three months ended June 30, 2004, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings.  Both the short—term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates For the Six Months Ended June 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income Expense	Yield/ Rate(1)
	(In thousands)
Earning assets:
Federal funds sold	$2,032	$9	0.89%	$1,953	$12	1.24%
Investment securities	20,824	445	4.30%	10,274	199	3.91%
Loans	225,469	5,688	5.07%	159,722	4,308	5.44%
Total earning-assets	248,325	6,142	4.97%	171,949	4,519	5.30%
Non-earning assets	6,981			6,306
Total assets	$255,306			$178,255
Interest-bearing liabilities:
NOW accounts	$35,980	$122	0.68%	$28,248	$59	0.42%
Savings & money market	33,486	202	1.21%	20,712	62	0.60%
Time deposits	103,489	1,244	2.42%	85,908	1,291	3.03%
Total interest-bearing deposits	172,955	1,568	1.82%	134,868	1,412	2.11%
FHLB advances	46,988	446	1.91%	23,646	266	2.27%
Other borrowings	21,430	235	2.21%	6,739	75	2.24%
Total interest-bearing liabilities	241,373	2,249	1.87%	165,253	1,753	2.17%
Non-interest bearing liabilities	2,369			2,375
Shareholders’ equity	11,564			10,627
Total liabilities and shareholders’ Equity	$255,306			$178,255
Net interest spread			3.10%			3.13%
Net interest income / margin		$3,893	3.15%		$2,766	3.24%

(1)  Annualized for the six-month period.

Our net interest spread was 3.10% for the six months ended June 30, 2004, compared to 3.13% for the six months ended June 30, 2003.

Our net interest margin for the period ended June 30, 2004 was 3.15%, compared to 3.24% for the six months ended June 30, 2003.  During the first six months of 2004, earning assets averaged $248.3 million, compared to $171.9 million in the first six months of 2003.

The lower rate on loans for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 resulted primarily from a of 25 basis points in the second quarter of 2003.  The deposit and borrowing cost did not decline as much as the reduction in the rates earned on interest-earning assets because of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate.  Also, we extended the maturity dates on various jumbo time deposits and FHLB advances.  These decisions were intended to compensate for anticipated higher rates in the future.

Net interest income, the largest component of our income, was $3.9 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively.  The significant increase in 2004 related to higher levels of both average earning assets and interest-bearing liabilities, offset by a slightly lower net interest margin.  Average earning assets increased $76.4 million during the six months ended June 30, 2004 compared to the same period in 2003.

As previously discussed, our net interest margin for the six months ended June 30, 2004 and 2003, was 3.15% and 3.24%, respectively.

The $1.1 million increase in net interest income for the six months ended June 30, 2004 compared to the same period in 2003 resulted from a $1.2 million increase in net income offset by a $37,000 decrease in net interest income.  The increase in net income related to higher average earning assets and interest-bearing liabilities.  The decrease in net interest income was related to the lower net interest margin.

Interest income for the six months ended June 30, 2004 was $6.1 million, consisting of $5.7 million on loans, $445,178 on investments, and $9,293 on federal funds sold.  Interest income for the six months ended June 30, 2003 was $4.5 million, consisting of $4.3 million on loans, $199,113 on investments, and $11,668 on federal funds sold.  Interest on loans for the six months ended June 30, 2004 and 2003 represented 92.6% and 95.3%, respectively, of total interest income, while income from investments and federal funds sold represented only 7.4% and 4.7% of total interest income.  The high percentage of interest income from loans was related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 90.8% and 92.9% of average interest-earning assets for the six months ended June 30, 2004 and 2003, respectively.  Included in interest income on loans for the six months ended June 30, 2004 and 2003, was $232,319 and $179,933, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the six months ended June 30, 2004 was $2.2 million, consisting of $1.6 million related to deposits and $681,219 related to borrowings.  Interest expense for the six months ended June 30, 2003 was $1.8 million, consisting of $1.4 million related to deposits and $340,394 related to borrowings.  Interest expense on deposits for the six months ended June 30, 2004 and 2003 represented 69.7% and 80.6%, respectively, of total interest expense, while interest expense on borrowings represented 30.3% and 19.4%, respectively, of total interest expense for the six months ended June 30, 2004 and 2003.  The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers.  During the six months ended June 30, 2004, average deposits increased by $40.7 million over the same period in 2003, while other borrowing during the six months ended June 30, 2004 increased $43.0 million over the same period in 2003.  During the six months ended June 30, 2004, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2004 vs. 2003				June 30, 2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income
Loans	$926	(131)	(63)	732	763	(194)	(85)	484
Investment securities	132	8	16	156	(105)	(45)	25	(125)
Federal funds sold	1	(1)	—	—	(7)	(4)	2	(9)
Total interest income	1,059	(124)	(47)	888	651	(243)	(58)	350

Interest expense
Deposits	203	(34)	(12)	157	97	(230)	(26)	(159)
FHLB advances	136	(14)	(14)	108	277	(19)	(146)	112
Other borrowings	150	(10)	(51)	89	12	4	7	23
Total interest expense	489	(58)	(77)	354	386	(245)	(165)	(24)

Net interest income	$570	(66)	30	534	265	2	107	374

	Six Months Ended
	June 30, 2004 vs. 2003				June 30, 2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income
Loans	$1,783	(291)	(112)	1,380	1,515	(363)	(166)	986
Investment securities	205	20	21	246	(106)	(90)	26	(170)
Federal funds sold	—	(3)	—	(3)	(19)	(11)	6	(24)
Total interest income	1,988	(274)	(91)	1,623	1,390	(464)	(134)	792

Interest expense
Deposits	401	(194)	(51)	156	270	(402)	(67)	(199)
FHLB advances	264	(42)	(42)	180	374	(36)	(157)	181
Other borrowings	164	(1)	(3)	160	45	(2)	(2)	41
Total interest expense	829	(237)	(96)	496	689	(440)	(226)	23

Net interest income	$1,159	(37)	5	1,127	701	(24)	92	769

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review - Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Three months ended June 20, 2004 and 2003

For the three months ended June 30, 2004 and 2003, there was a noncash expense related to the provision for loan losses of $300,000 and $200,000, respectively.  The additional provisions added to our allowance for loan losses in the three months ended June 30, 2004 and 2003 resulted in a net increase in the allowance for loan losses of $132,525 in the three months ended June 30, 2004 and $194,194 in the three months ended June 30, 2003.  The allowance for loan losses did not increase by the entire amount of the provisions for loan losses because we reported net charge-offs of $167,475 and $5,806 for the three months ended June 30, 2004 and 2003, respectively.  The $167,475 net charge-offs during the second three month period of 2004, represented 0.07% of the average outstanding loans portfolio for the three months ended June 30, 2004.  The $5,806 net charge-offs during the second three month period of 2003 represented less than 0.01% of the average outstanding loan portfolio for the three months ended June 30, 2003.  The $132,525 and the $194,194 increases in the allowance for the three months ended June 30, 2004 and 2003, respectively, related to our decision to increase the allowance in response to the $18.0 million and the $15.8 million growth in loans for the three months ended June 30, 2004 and 2003, respectively.  The loan loss reserve was $3.2 million and $2.3 million as of June 30, 2004 and 2003, respectively.  The allowance for loan losses as a percentage of gross loans was 1.28% at June 30, 2004 and 1.32% at June 30, 2003, while the percentage of nonperforming loans to gross loans was 0.18% and 0.14% at June 30, 2004 and 2003, respectively

Six months ended June 20, 2004 and 2003

For the six months ended June 30, 2004 and 2003, there was a noncash expense related to the provision for loan losses of $650,000 and $500,000, respectively.  The additional provisions added to our allowance for loan losses in the six months ended June 30, 2004 and 2003 resulted in a net increase in the allowance for loan losses of $470,480 in the six months ended June 30, 2004 and $489,225 in the six months ended June 30, 2003.  The allowance for loan losses did not increase by the entire amount of the provisions for loan losses because we reported net charge-offs of $179,520 and $10,775 for the six months ended June 30, 2004 and 2003, respectively.  The $179,520 net charge-offs during the first six months of 2004, represented 0.08% of the average outstanding loans portfolio for the six months ended June 30, 2004.  The $10,775 net charge-offs during the first six months of 2003 represented 0.01% of the average outstanding loan portfolio for the six months ended June 30, 2003.  The $470,480 and the $489,225 increases in the allowance for the six months ended June 30, 2004 and 2003, respectively, related to our decision to increase the allowance in response to the $38.8 million and the $26.0 million growth in loans for the six months ended June 30, 2004 and 2003, respectively.  The loan loss reserve was $3.2 million and $2.3 million as of June 30, 2004 and 2003, respectively.  The allowance for loan losses as a percentage of gross loans was 1.28% at June 30, 2004 and 1.32% at June 30, 2003, while the percentage of nonperforming loans to gross loans was 0.18% and 0.14% at June 30, 2004 and 2003, respectively.

We expect that our net income will continue to be negatively affected by larger than normal provisions for loan losses as we continue to focus on growing our loan portfolio.  During the three months and the six months ended June 30, 2004, 44.2%, and 72.5%, respectively, of the provision for loan losses was related primarily to the growth in loans, with 55.8%, and 27.5%, respectively, related to net charge-offs.  If the quality of the loan portfolio declines or a higher percentage of the portfolio is charged-off, additional provisions may be required.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Loan fee income	$40,789	59,312	66,824	103,666
Service fees on deposits	72,978	63,567	139,728	123,296
Write-down on real estate owned…	—	(100,000)	—	(100,000)
Other income	86,810	61,075	156,348	104,145
Total noninterest income	$200,577	83,954	362,900	231,107

Three months ended June 30, 2004 and 2003

Noninterest income in the second three month period of 2004 was $200,577, an increase of 138.9% over noninterest income of $83,954 in the same period of 2003.  Noninterest income in the three months ended June 30, 2003 was reduced by a $100,000 write-down on real estate owned.  Excluding the 2003 write-down, noninterest income increased $16,623, or 9.0%, for the second three month period of 2004 compared to the same period in 2003.

Loan fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $40,789 and $59,312 for the three months ended June 30, 2004 and June 30, 2003, respectively.  The $18,523 decrease related primarily to the lower amount of mortgage origination fees that we received in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Mortgage origination fees were $2,673 and $34,178 for the three months ended June 30, 2004 and 2003, respectively.  The reduction related to the significant decline in volume of residential mortgage refinanced in the second three month period of 2004 compared to the same period in 2003.  We received $22,282 in fees on lines of credit in the second three month period of 2004 compared to $13,745 in the second three month period of 2003.  Late charge fees were $15,834 and $11,316 for the three months ended June 30, 2004 and 2003, respectively.  The increase in late charges related to our larger loan portfolio in 2004 compared to 2003.

Deposit fees were $72,978 and $63,567 for the three months ended June 30, 2004 and 2003.  The additional $9,411 of income related to both higher service charges and an increase of NSF transactions resulting from the larger number of client accounts.  NSF income was $44,575 and $39,960 for the three months ended June 30, 2004 and 2003, respectively, representing 61.1% of total service fees on deposits in the 2004 period compared to 62.9% of total service fees on deposits in the 2003 period.

Other income was $86,810 and $61,075 for the three months ended June 30, 2004 and 2003, respectively.  The $25,735 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  ATM transaction fees were $79,310 and $54,142 for the three months ended June 30, 2004 and 2003, respectively.  ATM transaction fees represented 91.4% and 88.6% of total other income for the three months ended June 30, 2004 and 2003, respectively.  Included in noninterest outside service expense is $68,852 and $31,990 related to corresponding transaction costs associated with ATM transaction fees for the three months ended June 30, 2004 and 2003, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2003 and 2002 was $10,458 and $22,152, respectively.

Six months ended June 30, 2004 and 2003

Noninterest income in the first six months of 2004 was $362,900, an increase of 57.0% over noninterest income of $231,107 in the same period of 2003.  Noninterest income in the six months ended June 30, 2003 was reduced by a $100,000 write-down on real estate owned.  Excluding the 2003 write-down, noninterest income increased $31,793, or 9.6%, for the first six months of 2004 compared to the same period in 2003.

Loan fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $66,824 and $103,666 for the six months ended June 30, 2004 and June 30, 2003, respectively.  The $36,842 decrease related primarily to the lower amount of mortgage origination fees that we received in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Mortgage origination fees were $3,423 and $63,623 for the six months ended June 30, 2004 and 2003, respectively.  The reduction related to the significant decline in volume of residential mortgage refinanced in the first six months of 2004 compared to the same period in 2003.  We received $31,721 in fees on lines of credit in the first six months of 2004 compared to $15,602 in the first six months of 2003.  Late charge fees were $31,680 and $24,442 for the six months ended June 30, 2004 and 2003, respectively.  The increase in late charges related to our larger loan portfolio in 2004 compared to 2003.

Deposit fees were $139,728 and $123,296 for the six months ended June 30, 2004 and 2003.  The additional $16,432 of income related to both higher service charges and an increase of NSF transactions resulting from the larger number of client accounts.  NSF income was $84,955 and $77,490 for the six months ended June 30, 2004 and 2003, respectively, representing 60.8% of total service fees on deposits in the 2004 period compared to 62.8% of total service fees on deposits in the 2003 period.

Other income was $156,348 and $104,145 for the six months ended June 30, 2004 and 2003, respectively.  The $52,203 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  ATM transaction fees were $140,141 and $90,336 for the six months ended June 30, 2004 and 2003, respectively.  ATM transaction fees represented 89.6% and 86.7% of total other income for the six months ended June 30, 2004 and 2003, respectively.  Included in noninterest outside service expense is $123,860 and $90,277 related to corresponding transaction costs associated with ATM transaction fees for the six months ended June 30, 2004 and 2003, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2003 and 2002 was $16,281 and $59, respectively.

Noninterest expenses

The following tables set forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Compensation and benefits	$600,877	488,564	1,199,522	967,842
Professional fees	50,882	40,958	99,815	74,559
Marketing	74,679	43,396	125,958	78,745
Insurance	31,146	26,580	61,662	53,265
Occupancy	149,129	137,965	289,899	299,362
Data processing and related costs	215,304	154,473	396,775	287,530
Telephone	6,836	5,717	13,306	11,187
Other	64,661	42,794	126,159	84,955
Total noninterest expense	$1,193,514	940,447	2,313,096	1,857,445

Three months ended June 30, 2004 and 2003

We incurred noninterest expenses of $1.2 million for the three months ended June 30, 2004 compared to $940,447 for the three months ended June 30, 2003.  Average interest earning assets increased 48.2% during this period, while general and administrative expense increased only 26.9%.

The $112,313 increase in compensation and benefits and $60,831 in additional data processing and related costs accounted for 68.4% of the $253,067 increase in noninterest expense for the three months ended June 30, 2004 compared to the same period in 2003.  The remaining $79,923 increase resulted primarily from increases of $9,924 in professional fees, $31,283 in marketing costs, and $21,867 in other expenses.  A significant portion of the increase in professional fees related to additional audit expenses.  The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

Occupancy expense, which represented 12.5% and 14.7% of total noninterest expense for the three months ended June 30, 2004 and 2003, respectively, increased $11,164.  Occupancy expense was $149,129 and $137,965 for the three months ended June 30, 2004 and 2003, respectively.

Six months ended June 30, 2004 and 2003

We incurred noninterest expenses of $2.3 million for the six months ended June 30, 2004 compared to $1.9 million for the six months ended June 30, 2003.  Average interest earning assets increased 44.4% during this period, while general and administrative expense increased only 24.5%.

The $231,680 increase in compensation and benefits and $109,245 in additional data processing and related costs accounted for 74.8% of the $455,651 increase in noninterest expense for the six months ended June 30, 2004 compared to the same period in 2003.  The remaining $114,726 increase resulted primarily from increases of $25,256 in professional fees, $47,213 in marketing costs, and $41,204 in other expenses.  A significant portion of the increase in professional fees related to additional audit expenses.  The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

Occupancy expense, which represented 12.5% and 16.1% of total noninterest expense for the six months ended June 30, 2004 and 2003, respectively, remained virtually unchanged.  Occupancy expense was $289,899 and $299,362 for the six months ended June 30, 2004 and 2003, respectively.

The following tables set forth information related to our compensation and benefits.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Base compensation	$409,918	323,902	811,087	687,313
Incentive compensation	150,000	119,500	270,000	182,000
Total compensation	559,918	443,402	1,081,087	869,313
Benefits	73,008	81,177	179,095	156,104
Capitalized loan origination costs	(32,050)	(36,015)	(60,660)	(57,575)
Total compensation and benefits	$600,877	488,564	1,199,522	967,842

Three months ended June 30, 2004 and 2003

Compensation and benefits expense was $600,877 and $488,564 for the three months ended June 30, 2004 and 2003, respectively.  Compensation and benefits represented 50.3% and 52.0% of our total noninterest expense for the three months ended June 30, 2004 and 2003, respectively.  The $112,313 increase in compensation and benefits in the first three months of 2004 compared to the same period in 2003 resulted from increases of $86,016 in base compensation, $30,500 in additional incentive compensation, and an decrease of $3,965 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.  These amounts were partly off set by $8,169 in lower benefits cost.

The $86,016 increase in base compensation expense related to the cost of two additional employees as well as annual salary increases.  Incentive compensation represented 25.0% and 24.5% of total compensation and benefits for the three months ended June 30, 2004 and 2003, respectively.  The incentive compensation expense recorded for the second three month period of 2004 and 2003 represented an accrual of the portion of the estimated incentive compensation earned during the second three month period of the respective year.  Benefits expense decreased $8,169 in the second three month period of 2004 compared to the same period in 2003.  Benefits expense represented 13.0% and 18.3% of the total compensation for the three months ended June 30, 2004 and 2003, respectively.

Six months ended June 30, 2004 and 2003

Compensation and benefits expense was $1.2 million and $967,842 for the six months ended June 30, 2004 and 2003, respectively.  Compensation and benefits represented 51.9% and 52.1% of our total noninterest expense for the six months ended June 30, 2004 and 2003, respectively.  The $231,680 increase in compensation and benefits in the first six months of 2004 compared to the same period in 2003 resulted from increases of $123,774 in base compensation, $88,000 in additional incentive compensation, and $22,991 in higher benefit costs, offset by an increase of $3,085 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $123,774 increase in base compensation expense related to the cost of two additional employees as well as annual salary increases.  Incentive compensation represented 22.5% and 18.8% of total compensation and benefits for the six months ended June 30, 2004 and 2003, respectively.  The incentive compensation expense recorded for the first six months of 2004 and 2003 represented an accrual of the portion of the estimated incentive compensation earned during the first six months of the respective year.  Benefits expenses increased $22,991 in the first six months of 2004 compared to the same period in 2003.  Benefits expense represented 16.6% and 18.0% of the total compensation for the six months ended June 30, 2004 and 2003, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Data processing costs	$108,312	88,934	204,348	134,093
ATM transaction expense	68,852	31,990	123,860	90,277
Courier expense	19,282	8,337	36,023	30,807
Other expenses	18,858	25,212	32,544	32,353
Total data processing and related costs	$215,304	154,473	396,775	287,530

Data processing and related costs were $215,304 and $154,473 for the three months ended June 30, 2004 and 2003, respectively.  During the first six months of 2004 and the same period of 2003, our data processing and related costs were $396,775 and $287,530, respectively.

During the three months ended June 30, 2004, our data processing costs for our core processing system were $108,312 compared to $88,934 for the three months ended June 30, 2004.  We have contracted with an outside computer service company to provide our core data processing services.  During the six months ended June 30, 2004 and 2003, the data processing costs were $204,348 and $134,093, respectively.

Data processing costs increased $19,378, or 21.8%, for the three months ended June 30, 2004 compared to the same period in 2003.  For the six months ended June 30, 2004, data processing costs increased $70,255, or 52.4%, compared to the same period in 2003.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive ATM transaction income from transactions performed by our clients.  Since we also outsource this service, we are charged related transaction fees from our ATM service provider.  ATM transaction expense was $68,852 and $31,990 for the three months ended June 30, 2004 and 2003, respectively.  During the first six months of 2004 and the same period of 2003, the ATM transaction expense was $123,860 and $90,277, respectively.  The increases in each period related to the higher transaction volume during the respective periods.

Income tax expense was $253,657 for the three months ended June 30, 2004 compared to $140,634 during the same period in 2003.  For the six months ended June 30, 2004, income tax expense was $491,433 compared to $242,942 during the same period of 2003.  The increase related to the higher level of income before taxes.

Balance Sheet Review

General

At December 31, 2003, we had total assets of $230.8 million, consisting principally of $206.1 million in loans, $15.8 million in investments, $2.8 million in federal funds sold, and $4.1 million in cash and due from banks.  Our liabilities at December 31, 2003 totaled $219.7 million, consisting principally of $169.0 million in deposits, $32.5 million in FHLB advances, $9.3 million of short-term borrowings, and $6.2 million of junior subordinated debentures.  At December 31, 2003, our shareholders’ equity was $11.2 million.

At June 30, 2004, we had total assets of $273.4 million, consisting principally of $244.4 million in loans, $20.9 million in investments, $1.4 million in federal funds sold, and $2.6 million in cash and due from banks.  Our liabilities at June 30, 2004 totaled $261.5 million, which consisted principally of $178.0 million in deposits, $58.4 million in FHLB advances, $16.6 million in short-term borrowings, and $6.2 million in junior subordinated debentures.  At June 30, 2004, our shareholders’ equity was $11.9 million.

Federal Funds Sold

At December 31, 2003, our $2.8 million in short-term investments in federal funds sold on an overnight basis comprised 1.2% of total assets.  At June 30, 2004, our federal funds sold were $1.4 million, or 0.5% of total assets.  As a result of the historically low yields paid for federal funds sold during the last one and one-half years, we have maintained a lower than normal level of federal funds.

Investments

At December 31, 2003, the $15.8 million in our investment securities portfolio represented approximately 6.8% of our total assets.  We held U.S. Government agency securities and mortgage-backed securities with a fair value of $15.7 million and an amortized cost of $15.6 million for an unrealized gain of $74,000.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

Contractual maturities and yields on our investments at December 31, 2003 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2003, we had no securities with a maturity of less than one year or more than 10 years.

	One to five Years		Five to Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
U.S. Government/ Government sponsored Agency	$1,098	5.34%	$—	—	$1,098	5.34%
Mortgage-backed securities	—	—	2,531	3.40%	2,531	3.40%
Total	$1,098	5.34%	$2,531	3.40%	$3,629	4.30%
Held to Maturity
Mortgage-backed securities	$—	—%	$9,834	—%	$9,834	4.70%

At December 31, 2003, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.1 million, $354,067, and $12.0 million, respectively.

Other investments at December 31, 2003 consisted of Federal Reserve Bank stock with a cost of $485,150, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $1.6 million.

At June 30, 2004, the $20.9 million in our investment securities portfolio represented approximately 7.6% of our total assets.  We held U.S. Government agency securities and mortgage-backed securities with a fair value of $16.7 million and an amortized cost of $17.2 million for an unrealized loss of $513,547.

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2004 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At June 30, 2004, we had no securities with a maturity of less than one year or more than 10 years.

	One to five Years		Five to Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Available for Sale
U.S. Government/Government sponsored Agencies	$1,062	5.40%	$—	—	$1,062	5.40%
Mortgage-backed securities	—	—	2,017	3.40%	2,017	3.40%
Total	$1,062	5.40%	$2,017	3.40%	$3,079	4.09%
Held to Maturity
Mortgage-backed securities	—	—%	$14,215	4.25%	$14,215	4.25%

At June 30, 2004, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.1 million, $5.4 million, and $10.8 million, respectively.

The amortized costs and the fair value of our investments at June 30, 2004 and December 31, 2003, are shown in the following table.

	June 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale
U.S. Government / government sponsored agencies	$1,018	$1,062	$1,022	$1,098
Mortgage-backed Securities	2,017	2,017	2,460	2,531
Total	3,035	3,079	3,482	3,629
Held to Maturity
Mortgage-backed Securities	$14,215	$13,658	$9,834	$9,761

Other investments totaled $3.6 million and $2.3 million at June 30, 2004 and December 31, 2003, respectively.  Other investments at June 30, 2004 consisted of Federal Reserve Bank stock with a cost of $485,150, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $2.9 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, was $174.3 million.  Before allowance for loan losses, total loans outstanding at December 31, 2003 were $208.8 million.  For the six months ended June 30, 2004 and 2003, average loans were $225.5 million and $159.7 million, respectively.  Before allowance for loan losses, total loans outstanding at June 30, 2004 were $247.6 million.

The principal component of our loan portfolio is loans secured by real estate mortgages.  Most of our real estate loans are secured by residential or commercial property.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the composition of our loan portfolio at June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial
Owner occupied	$39,935	16.13%	$39,301	18.82%
Non-owner occupied	64,888	26.21%	53,898	25.82%
Construction	17,817	7.20%	10,878	5.21%
Total commercial real estate	122,640	49.54%	104,077	49.85%
Consumer
Residential	41,173	16.63%	35,823	17.16%
Home equity	30,880	12.47%	24,278	11.63%
Construction	5,544	2.24%	4,365	2.09%
Total consumer real estate	77,597	31.34%	64,466	30.88%
Total real estate	200,237	80.88%	168,543	80.73%
Commercial business	42,272	17.07%	36,107	17.29%
Consumer-other	5,667	2.29%	4,662	2.23%
Deferred origination fees, net	(593)	(0.24% )	(530)	(.025% )
Total gross loans, net of deferred fees	247,583	100%	208,782	100%
Less-allowance for loan losses	(3,176)		(2,705)
Total loans, net	$244,407		$206,077

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2003.

	One year or less	After one but within five years	After five years	Total
	(In thousand)

Real estate - mortgage	$21,466	122,731	9,102	153,299
Real estate - construction	6,752	5,152	3,340	15,244
Total real estate	28,218	127,883	12,442	168,543

Commercial business	21,296	14,799	12	36,107
Consumer-other	2,103	2,007	552	4,662
Deferred origination fees, net	(95)	(397)	(38)	(530)
Total gross loans, net of deferred fees	$51,522	144,292	12,968	208,782
Loans maturing after one year with:
Fixed interest rates				$51,437
Floating interest rates				$105,823

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2004.

	One year or less	After one but within five years	After five years	Total
	(In thousands)
Real estate - mortgage	$25,510	131,354	20,012	176,876
Real estate - construction	7,973	6,720	8,668	23,361
Total real estate	33,483	138,074	28,680	200,237

Commercial business	25,087	17,143	42	42,272
Consumer - other	2,956	2,429	282	5,667
Deferred origination fees, net	(112)	(400)	(81)	(593)
Total gross loans, net of deferred fees	$61,414	157,246	28,923	247,583
Loans maturing after one year with:
Fixed interest rates				$59,016
Floating interest rates				$127,153

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2004 and 2003:

	June 30,
	2004	2003
	(In thousands)

Balance, beginning of period	$2,705	1,824

Loans charged-off	(192)	(14)

Recoveries of loans previously charged-off	13	3

Net loans charged-off	$(179)	(11)

Provision for loan losses	650	500

Balance, end of period	$3,176	2,313

Allowance for loan losses to gross loans	1.28%	1.32%

Net charge-offs to average loans	0.08%	0.01%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the six months ended June 30, 2004 and the year ended December 31, 2003.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)

Loans over 90 days past due	$229	396

Loans on nonaccrual:
Mortgage	364	150
Commercial	63	224
Consumer	7	70
Total nonaccrual loans	434	444

Troubled debt restructuring	—	—

Total of nonperforming loans	434	444

Other nonperforming assets	306	—

Total nonperforming assets	$740	444

Percentage of total assets	0.27%	0.19%

Percentage of nonperforming loans and assets to gross loans	0.30%	0.21%

Allowance for loan losses to gross loans	1.28%	1.30%

Net charge-offs to average loans	0.08%	0.10%

At June 30, 2004 and December 31, 2003, the allowance for loan losses was $3.2 million and $2.7 million, respectively, or 1.28% and 1.30%., respectively, of outstanding loans.  During the year ended December 31, 2003, we charged off loans of $172,646.  During the six months ended June 30, 2004 and 2003, our net charged-off loans were $179,520 and $10,775, respectively.

At June 30, 2004 and December 31, 2003, nonaccrual loans represented 0.18% and 0.21% of total loans, respectively.  At June 30, 2004 and December 31, 2003, we had $434,419 and $443,939 of loans, respectively, on nonaccrual status.  The increase in mortgage loans on nonaccrual status related primarily to one loan that was adequately secured by real estate.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first six months of 2004 was approximately $10,400.  The amount of interest income recorded in the first six months of 2004 for loans that were on nonaccrual at June 30, 2004 was $2,000.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will decline after we open additional retail deposit offices.  The amount of out-of-market deposits was $79.6 million at December 31, 2003 and $71.1 at June 30, 2004.  The decrease in the first six months of 2004 resulted primarily from the replacement of a portion of our out-of-market deposits with additional NOW accounts and money market funds that we obtained from a retail deposit promotion.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 139% and 124%, at June 30, 2004 and December 31, 2003, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2004 and 2003.

	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$14,948	—%	$13,771	—%
Interest bearing demand deposits	21,032	1.17%	14,477	0.82%
Money market accounts	32,068	1.25%	18,796	0.62%
Saving accounts	1,418	0.34%	1,916	0.47%
Time deposits less than $100,000	30,227	2.62%	32,258	3.29%
Time deposits greater than $100,000	73,262	2.33%	53,650	2.87%
Total deposits	$172,955	1.82%	$134,868	2.11%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $107.8 million and $89.9 million, at June 30, 2004 and December 31, 2003, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
	(In thousands)

Three months or less	$21,386	$19,272
Over three through six months	12,917	16,416
Over three through twelve months	8,017	24,983
Over twelve months	27,853	18,437
Total	$70,173	$79,108

The decrease in time deposits of $100,000 or more for the six months ended June 30, 2004 resulted from the repayment of maturing deposits that were obtained outside of our primary market with the additional NOW accounts and money market funds that we obtained from a retail deposit promotion.

Capital Resources

Total shareholders’ equity was $11.2 million at December 31, 2003.  At June 30, 2004, total shareholders’ equity was $11.9 million.  The increase during the first six months of 2004 resulted from the $801,801 of net income earned during the first six months and the additional capital of $20,010 obtained from the exercise of warrants that were outstanding.  The additions to capital were partly offset by a $68,217 reduction in unrealized gain on investment securities, net of tax.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2004 and the year ended December 31, 2003.  Since our inception, we have not paid cash dividends.

	June 30, 2004	December 31, 2003

Return on average assets	0.65%	0.52%

Return on average equity	13.95%	9.28%

Equity to assets ratio	4.53%	5.57%

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The following table sets forth the holding company’s and the bank’s various capital ratios at June 30, 2004 and at December 31, 2003.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2004		December 31, 2003
	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	9.2%	10.5%	10.2%	10.1%
Tier 1 risk-based capital	7.1%	9.2%	7.8%	8.8%
Leverage capital	6.0%	7.8%	6.1%	7.7%

Borrowings

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2004 and the year ended December 31, 2003, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average for the Period
				Balance	Rate
	(In thousands)

At or for the Six Months Ended June 30, 2004
Federal Home Loan Bank advances	$58,400	1.70%	$58,400	$46,988	1.91%
Securities sold under agreement to
repurchase	13,565	1.23%	14,637	13,798	1.11%
Federal funds purchased	—	1.79%	—	412	1.46%
Correspondent bank line of credit	3,000	3.61%	3,000	1,034	3.11%
Junior subordinated debentures	6,186	4.50%	6,186	6,186	4.55%

At or for the Year Ended December 31, 2003
Federal Home Loan Bank advances	$32,500	2.00%	$40,000	$27,569	2.14%
Securities sold under agreement to
repurchase	9,297	1.12%	9,865	5,589	1.23%
Federal funds purchased	—	1.25%	1,556	450	1.56%
Correspondent bank line of credit	—	3.12%	3,000	1,332	3.23%
Junior subordinated debentures	6,186	4.27%	6,186	3,107	4.54%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements.  Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature.  Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.  As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2003, unfunded commitments to extend credit were $51.2 million, of which $16.1 million was at fixed rates and $35.1 million was at variable rates.  At June 30, 2004, unfunded commitments to extend credit were $47.3 million, of which $6.5 million was at fixed rates and $40.9 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2003, there was a $1.7 million commitment under a letter of credit.  At June 30, 2004, there was a $2.1 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

Approximately 68.0% of our loans were variable rate loans at December 31, 2003 and June 30, 2004, and we were asset sensitive during most of the year ended December 31, 2003 and the six months ended June 30, 2004.  As of June 30, 2004, we expect to be asset sensitive for the next three months.  After September 30, 2004, we expect to be liability sensitive for the next nine months because substantially all of our variable rate loans repriced within the first three months of the year but a majority of our deposits will reprice over a 12-month period.  The ratio of cumulative gap to total earning assets after 12 months was (1.2%) because $3.2 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At June 30, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4.0 million, or 1.5% of total assets.  Our investment securities at June 30, 2004 amounted to $20.3 million, or 7.4% of total assets.  At December 31, 2003, our liquid assets amounted to $6.9 million, or 3.0% of total assets.  Our investment securities at December 31, 2003 amounted to $13.5 million or 5.8% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, substantially all of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and the net proceeds from future stock offerings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2003 and 2004, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain two federal funds purchased lines of credit with correspondent banks totaling $7.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at June 30, 2004 was $11.1 million, assuming that the bank’s $2.9 million investment in FHLB stock, as well as qualifying mortgages, would be available to secure any future borrowings.

We believe that our existing stable base of core deposits, borrowings from the FHLB, short-term repurchase agreements, and proceeds from future offerings will enable us to successfully meet our long-term liquidity needs.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2003, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(In thousands)
Interest-earning assets:
Federal funds sold	$2,843	$—	$—	$—	$2,843
Investment securities	501	1,503	8,906	2,553	13,463
Loans	148,763	10,492	42,092	7,222	208,569

Total earning assets	$152,107	$11,995	$50,998	$9,775	$224,875

Interest-bearing liabilities:
Money market and NOW	$42,253	$—	$—	$—	$42,253
Regular savings	1,589	—	—	—	1,589
Time deposits	26,088	57,463	25,269	—	108,820
Repurchase agreements	9,297	—	—	—	9,297
FHLB advances	24,500	—	8,000	—	32,500
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$109,913	$57,463	$33,269	$—	$200,645

Period gap	$42,194	$(45,468)	$17,729	$9,775
Cumulative gap	42,194	(3,274)	14,455	24,230

Ratio of cumulative gap to total earning assets	18.8%	(1.5)%	6.4%	10.8%

The following table sets forth information regarding our rate sensitivity as of June 30, 2004 for each of the time intervals indicated.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(In thousands)

Interest-earning assets:
Federal funds sold	$1,365	$—	$—	$—	$1,365
Investment securities	1,453	4,359	11,481	—	17,293
Loans	177,672	7,958	47,518	14,000	247,148

Total earning assets	$180,490	$12,317	$58,999	$14,000	$265,806

Interest-bearing liabilities:
Money market and NOW	$66,550	$—	$—	$—	$66,550
Regular savings	1,321	—	—	—	1,321
Time deposits	27,992	33,968	27,733	5,774	95,467
Repurchase agreements	13,565	—	—	—	13,565
Note payable	3,000	—	—	—	3,000
FHLB advances	38,400	5,000	5,000	10,000	58,400
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$157,014	$38,968	$32,733	$15,774	$244,489

Period gap	$23,476	$(26,651)	$26,266	$(1,774)
Cumulative gap	23,476	(3,175)	23,091	21,317

Ratio of cumulative gap to total earning assets	8.9%	(1.2)%	8.7%	8.0%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”.  The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method.  This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities.  Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued.  Retrospective application of this Statement is not permitted.  The adoption of this Statement, if approved, will not have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3.                                   Defaults Upon Senior Securities

Not applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

At the company’s annual meeting of shareholders held May 12, 2004, the election of four members of the board of directors as Class II directors for a three-year term was the only matter submitted to a vote of security holders during the three months ended June 30, 2004. The following paragraph desciibes the matter voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to the matter (except as provided below, there were no broker non-votes).

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

The previous terms of the Class II directors expired at the Annual Meeting.  Each of the four current Class II directors was nominated for election and stood for election at the Annual Meeting on May 12, 2004 for a three-year term.  The number of votes for the election of the Class II directors were as follows: For Mr. Cubbage – 1,543,383; for Mr Ellison – 1,546,683; for Mr. Orders – 1,546,683; and for Mr. Sturgis – 1,546,683.  The number of votes against the directors were as follows:  Mr. Cubbage – 3,000; Mr. Ellison – 0; Mr. Orders–0; and Mr. Sturgis –0.  No shareholders voted to abstain.

Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class II directors to serve a three-year term, expiring at the 2007 annual meeting of shareholders was recorded in our minute book from the annual meeting of shareholders.  There were no other matters voted on by the company’s shareholders at our annual meeting held on May 12, 2004.

Item 5.                                   Other Information

None

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits:  See Exhibit Index attached hereto.

Exhibit	Description

10.1	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A., Greenville First Bancshares, Inc., and James M. Austin, III

10.2	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and Frederick Gilmer, III

10.3	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and J. Edward Terrell

10.4	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated January 12, 2004

10.5	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated June 14, 2004

10.6	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(b)                                 Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended June 30, 2004.

The Company filed a Form 8-K on April 20, 2004 to disclose the issuance of a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC.

Date: August 10, 2004

/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: August 10, 2004	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A., Greenville First Bancshares, Inc., and James M. Austin, III

10.2	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and Frederick Gilmer, III

10.3	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and J. Edward Terrell

10.4	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated January 12, 2004

10.5	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated June 14, 2004

10.6	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.