Form 10-Q
period 2004-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2004-11-12
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

2,647,994 shares of common stock, $.01 par value per share, issued and outstanding as of November 8, 2004.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

GREENVILLE FIRST BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,098,173	$4,104,697
Federal funds sold	473,819	2,842,594
Investment securities available for sale	2,950,185	3,628,996
Investment securities held to maturity- (market value $13,648,242 and $9,761,305)	13,696,642	9,834,324
Other investments, at cost	3,886,150	2,296,150
Loans, net	264,258,625	206,076,833
Accrued interest	996,672	756,905
Property and equipment, net	1,736,579	824,259
Other real estate owned	305,485	—
Other assets	1,538,766	476,463

Total assets	$292,941,096	$230,841,221

Liabilities
Deposits	$183,232,228	$168,963,595
Official checks outstanding	2,045,465	1,575,357
Federal funds purchased and repurchase agreements	13,805,000	9,296,999
Federal Home Loan Bank advances	60,610,000	32,500,000
Junior subordinated debentures	6,186,000	6,186,000
Accrued interest payable	679,283	572,272
Accounts payable and accrued expenses	895,510	560,030

Total liabilities	267,453,486	219,654,253

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01 per share
Authorized, 10,000,000 shares; issued 2,527,994 and 1,724,994 at September 30, 2004 and December 31, 2003, respectively	25,280	17,250
Additional paid-in capital	23,650,354	10,629,450
Accumulated other comprehensive income	59,998	96,997
Retained earnings	1,751,978	443,271

Total shareholders’ equity	25,487,610	11,186,968

Total liabilities and shareholders’ equity	$292,941,096	$230,841,221

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$3,404,077	$2,352,898
Investment securities	224,993	139,249
Federal funds sold	6,184	2,957
Total interest income	3,635,254	2,495,104
Interest expense
Deposits	943,048	685,441
Borrowings	501,075	246,944
Total interest expense	1,444,123	932,385

Net interest income before provision for loan losses	2,191,131	1,562,719
Provision for loan losses	375,000	250,000
Net interest income after provision for loan losses	1,816,131	1,312,719

Noninterest income
Loan fee income	33,860	50,446
Service fees on deposit accounts	71,977	67,838
Write-down on real estate owned	—	(70,000)
Other income	78,584	67,034
Total noninterest income	184,421	115,318

Noninterest expenses
Compensation and benefits	612,118	494,979
Professional fees	41,711	56,947
Marketing	61,985	44,128
Insurance	33,006	28,171
Occupancy	153,580	141,899
Data processing and related costs	208,452	169,240
Telephone	6,454	5,517
Other	65,464	55,733
Total noninterest expenses	1,182,770	996,614
Income before income tax expense	817,782	431,423
Income tax expense	310,876	163,941

Net income	$506,906	$267,482

Earnings per common share:
Basic	$0.28	$0.16
Diluted	$0.25	$0.14

Weighted average common shares outstanding
Basic	1,788,864	1,724,994
Diluted	2,044,963	1,886,399

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$9,092,541	$6,660,548
Investment securities	670,171	338,362
Federal funds sold	15,477	14,625
Total interest income	9,778,189	7,013,535
Interest expense
Deposits	2,511,334	2,097,817
Borrowings	1,182,294	587,338
Total interest expense	3,693,628	2,685,155

Net interest income before provision for loan losses	6,084,561	4,328,380
Provision for loan losses	1,025,000	750,000
Net interest income after provision for loan losses	5,059,561	3,578,380

Noninterest income
Loan fee income	100,684	154,112
Service fees on deposit accounts	211,705	191,134
Write-down on real estate owned	—	(170,000)
Other income	234,932	171,178
Total noninterest income	547,321	346,424

Noninterest expenses
Compensation and benefits	1,811,640	1,462,821
Professional fees	141,526	131,506
Marketing	187,943	122,873
Insurance	94,668	81,436
Occupancy	443,479	441,261
Data processing and related costs	605,227	456,770
Telephone	19,760	16,704
Other	191,623	140,688
Total noninterest expenses	3,495,866	2,854,059
Income before income tax expense	2,111,016	1,070,745
Income tax expense	802,309	406,882

Net income	$1,308,707	$663,863

Earnings per common share:
Basic	$0.75	$0.38
Diluted	$0.65	$0.35

Weighted average common shares outstanding
Basic	1,746,617	1,724,994
Diluted	2,013,727	1,874,780

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

				Accumulated		Total
			Additional	other	Retained	share-
	Common stock		paid-in	comprehensive	earnings	holders’
	Shares	Amount	capital	income	(deficit)	equity

December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789

Net income	—	—	—	—	663,863	663,863

Comprehensive loss, net of tax -
Unrealized holding gain on securities available for sale	—	—	—	(68,408)	—	(68,408)

Comprehensive income	—	—	—	—	—	595,455

September 30, 2003	1,150,000	$11,500	$10,635,200	$79,325	$101,219	$10,827,244

December 31, 2003	1,724,994	$17,250	$10,629,450	$96,997	$443,271	$11,186,968

Net income	—	—	—	—	1,308,707	1,308,707

Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	—	—	—	(36,999)	—	(36,999)

Comprehensive income	—	—	—	—	—	1,271,708

Proceeds from sale of common stock, net	800,000	8,000	13,000,924	—	—	13,008,924

Exercise of warrants	3,000	30	19,980	—	—	20,010

September 30, 2004	2,527,994	$25,280	$23,650,3549	$59,998	$1,751,978	$25,487,6101

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,308,707	$663,863
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,025,000	750,000
Depreciation and other amortization	117,663	109,904
Accretion and amortization of securities discounts and premiums, net	58,692	77,309
Increase in other assets, net	(1,302,070)	(389,226)
Increase (decrease) in other liabilities, net	931,660	(84,229)

Net cash provided by operating activities	2,139,652	1,127,621

Investing activities
Origination of loans, net	(59,512,277)	(38,560,872)
Purchase of property and equipment	(1,029,983)	(122,082)
Purchase of investment securities:
Held to maturity	(5,585,719)	(10,158,438)
Other investments	(3,585,000)	(2,971,150)
Payments and maturity of investment securities:
Available for sale	601,689	10,484,108
Held to maturity	1,685,772	129,365
Other investments	1,995,000	1,205,000

Net cash used for investing activities	(65,430,518)	(39,994,069)

Financing activities
Increase in deposits, net	14,268,633	22,530,448
Increase (decrease) in short-term borrowings	4,508,000	(9,107,000)
Increase (decrease) in other borrowings	—	(2,500,000)
Proceeds from junior subordinate debentures	—	6,186,000
Proceeds from issuances of common stock, net	13,008,924	—
Proceeds from exercise of stock warrants, net	20,010	—
Increase in Federal Home Loan Bank advances	28,110,000	27,000,000

Net cash provided by financing activities	59,915,567	44,109,448

Net increase (decrease) in cash and cash equivalents	(3,375,299)	5,243,000

Cash and cash equivalents at beginning of the period	6,947,291	4,471,026

Cash and cash equivalents at end of the period	$3,571,992	$9,714,026

Supplemental information
Cash paid for
Interest	$3,586,617	$2,766,333

Income taxes	$1,780,005	$37,188

Schedule of non-cash transactions
Foreclosure of real estate	$305,485	$—

Unrealized loss on securities, net of income taxes	$(36,999)	$(120,119)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  As discussed in Note 7, the financial statements related to the special purpose subsidiary, Greenville First Statutory Trust I, have not been consolidated in accordance with FASB Interpretation No. 46.

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

Note 4 – Secondary Offering

On September 24, 2004, the company received $14.3 million from the sale of 800,000 shares of common stock at a price of $17.875.  On October 15, 2004, the company’s underwriter exercised its option to purchase an additional 120,000 shares at the same price.  The total gross proceeds were $16.4 million.  The net proceeds to the company after offering costs and underwriter’s discount were approximately $15.0 million.

Note 5 – Note Payable

At September 30, 2004, the company had an unused $4.5 million revolving line of credit with another bank.  This line of credit has a maturity of March 20, 2005. At December 31, 2003, the outstanding balance was $3.0 million.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at September 30, 2004 was 4.02%.  The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to earnings and asset quality.  As of September 30, 2004, the company believes it is in compliance with all covenants.

Note 6 – Earnings per Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2004 and 2003.  Dilutive common shares arise from the potentially dilutive effect of Greenville First Bancshares, Inc.’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the “treasury stock” method.  The number of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	Three months ended September 30,
	2004	2003

Basic Earnings Per Share
Average common shares	1,788,864	1,724,994
Net income	$506,906	$267,482
Earnings per share	$0.28	$0.16

Diluted Earnings Per Share
Average common shares outstanding	1,788,864	1,724,994
Average dilutive common shares	256,099	161,405
Adjusted average common shares	2,044,963	1,886,399
Net income	$506,906	$267,482
Earnings per share	$0.25	$0.14

	Nine months ended September 30,
	2004	2003

Basic Earnings Per Share
Average common shares	1,746,617	1,724,994
Net income	$1,308,707	$663,863
Earnings per share	$0.75	$0.38

Diluted Earnings Per Share
Average common shares outstanding	1,746,617	1,724,994
Average dilutive common shares	267,110	149,786
Adjusted average common shares	2,013,727	1,874,780
Net income	$1,308,707	$663,863
Earnings per share	$0.65	$0.35

Note 7 – Accounting for Variable Interest Entities

Effective January 1, 2004, the company adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities.” In accordance with FIN 46, the $186,000 investment by the parent company, Greenville First Bancshares, Inc, in the special purpose subsidiary, Greenville First Statutory Trust I, results in the special purpose subsidiary being treated as a “variable interest entity” as defined in FIN 46.  Therefore, in accordance with the revised rules, the company did not consolidate its special purpose trust subsidiary.  Prior to the January 1, 2004, the effective date on the adoption of FIN 46, the company had consolidated the special purpose subsidiary.  The 2003, consolidated financial statements have been restated, resulting in the “deconsolidation” of this wholly-owned subsidiary.  The deconsolidation of this wholly-owned subsidiary, increased both the company’s other assets by $186,000, and the debt associated with the junior subordinated debentures.  The company’s maximum exposure to loss is the $186,000 invested in the special purpose subsidiary.  In addition to the loss exposure related to the investment in the special purpose subsidiary, the company has a full and unconditional guarantee for the $6,000,000 junior subordinate debentures that were issued.  The special purpose subsidiary was formed for the sole purpose of issuing the junior subordinate debentures.

Note 8 – Stock Based Compensation

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

	For the three months ended September 30,
	2004	2003

Net income, as reported	$506,906	$267,482
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,719)	(19,613)

Pro forma net income	$486,187	$247,869

Earnings per common share-adjusted for 3 for 2 stock split:
Basic - as reported	$0.28	$0.16
Basic - pro forma	$0.27	$0.14

Diluted - as reported	$0.25	$0.14
Diluted – pro-forma	$0.24	$0.13

	For the nine months ended September 30,
	2004	2003

Net income, as reported	$1,308,707	$663,863
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62,157)	(58,839)

Pro forma net income	$1,246,550	$605,024

Earnings per common share-adjusted for 3 for 2 stock split:
Basic - as reported	$0.75	$0.38
Basic - pro forma	$0.71	$0.35

Diluted - as reported	$0.65	$0.35
Diluted – pro-forma	$0.62	$0.32

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

•                  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders’ equity, which has continued during the first nine months of 2004.

On September 24, 2004 and October 15, 2004, the company sold 800,000 and 120,000 shares, respectively, of common stock.  The net proceeds were approximately $15.0 million.

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

Effect of Economic Trends

During the three years ended December 31, 2003, and the first six months of 2004, our rates on both short-term or variable rate earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve.  Our rates on both short-term or variable earning assets and short-term or variable rate interest-bearing liabilities began to increase in the third quarter of 2004, as a result of actions taken by the Federal Reserve to increase short-term rates.

During most of 2001 and during 2002, the United States experienced an economic decline.  During this period, the economy was affected by lower returns of the stock markets.  Economic data led the Federal Reserve to begin an aggressive program of reducing rates that moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points.  During the fourth quarter of 2002 and the first nine months of 2003, the Federal Reserve reduced the Federal Funds rate down an additional 75 basis points, bringing the Federal Funds rate to its lowest level in 40 years.

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak.  During all of 2003 and substantially all of the nine months ended September 30, 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003.  During the first nine months of 2004, many economists believed the economy began to show signs of strengthening and at the end of the second quarter and near the end of the third quarter, the Federal Reserve increased the short-term interest rate each time by 25 basis points.  Many economists believe that the Federal Reserve will continue to increase rates during the remainder of 2004 and during most of 2005.  However, no assurance can be given that the Federal Reserve will take such action.

Results of Operations

Income Statement Review

Summary

Three months ended September 30, 2004 and 2003

Our net income was $506,906 and $267,482 for the three months ended September 30, 2004 and 2003, respectively, an increase of $239,424, or 89.5%.  Our income was fully taxable in both three month periods.  The $239,424 increase in net income resulted primarily from increases of $628,412 in net interest income and $69,103 in noninterest income.  These increases were partly offset by $186,156 of additional noninterest expense, a $125,000 increase in provisions for loan losses, and a $146,935 increase in income tax expense.  Our efficiency ratio has continued to improve because we have been earning more income without substantially increasing our overhead expenses.  Our efficiency ratio was 49.79% and 59.39% for the three months ended September 30, 2004 and 2003, respectively.

Nine months ended September 30, 2004 and 2003

Our net income was $1.3 million and $663,863 for the nine months ended September 30, 2004 and 2003, respectively, an increase of $644,844, or 97.1%.  Our income was fully taxable in both nine month periods.  The $644,844 increase in net income resulted primarily from increases of $1.8 million in net interest income and $200,897 in noninterest income.  These increases were partly offset by $641,807 of additional noninterest expense, a $275,000 increase in provisions for loan losses, and a $395,427 increase in income tax expense.  Our efficiency ratio has continued to improve because we have been earning more income without substantially increasing our overhead expenses.  Our efficiency ratio was 52.71% and 61.05% for the nine months ended September 30, 2004 and 2003, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended September 30, 2004, our loan portfolio had increased an average of $19.8 million compared to the second quarter of 2004.  The growth in the first nine months of 2004 was $58.2 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At September 30, 2004, loans represented 90.2% of total assets, while investments and federal funds sold represented 7.2% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.  At September 30, 2004, retail deposits represented $114.3 million, or 39.0% of total assets, borrowings represented $80.6 million, or 27.5% of total assets, and wholesale out-of-market deposits represented $70.0 million, or 23.5% of total assets.

In anticipation of rising interest rates, we are planning to open two retail deposit offices, one in the first quarter of 2005 and the other in the third quarter of 2005.  We plan to focus our efforts in these two locations to obtain low cost transaction accounts that are less affected by rising rates.  Also, in anticipation of rising rates, during the first nine months of 2004 we offered aggressive promotional rates on new checking accounts and new money market accounts.  The promotional rates offered are 2.00% on checking accounts and 2.25% on money market accounts and are guaranteed until January 31, 2005.  Based on prior experience, we anticipate the majority of these funds to be retained at the end of the promotion.  Our goal is to increase both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives.  We also anticipate the current deposit promotion and the opening of the two new offices will have a negative impact on earnings in the years ending 2004 and 2005.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at September 30, 2004, 68.1% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the three years ended December 31, 2003 and for first nine months of 2004 has been to obtain short-term liabilities to fund our asset growth.  This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates.  At December 31, 2003, 83.4% of interest-bearing liabilities had a maturity of less than one year.

In anticipation of rising rates, in May 2004 we extended the maturities on $25.0 million of short-term deposits and borrowings with a term of less than three months into $25.0 million of deposits and borrowings with a weighted average life of five years.  As of September 30, 2004, 80.0% of interest-bearing liabilities had a maturity of less than one year.  We believe that we are positioned to benefit from future increases in short-term rates.  At September 30, 2004, we had $13.9 million more assets than liabilities that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a “well capitalized” bank.  To provide the additional capital needed to support our bank’s growth in assets, we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering in June 2003, and we borrowed during 2004, $3.0 million under a short-term holding company line of credit.  This holding company line of credit was repaid on September 24, 2004, utilizing $3.0 million of the proceeds from the secondary offering that was completed on September 24, 2004.  The company utilized $9.5 million of the proceeds to provide additional capital for the bank to support assets growth.  At September 30, 2004, the additional capital reduced outstanding borrowings.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income for the three months ended September 30, 2004 and the nine months ended September 30, 2004 increased because we had more interest-earning assets than interest-bearing liabilities.  For the three and nine months ended September 30, 2004, interest-earning assets exceeded interest-bearing liabilities by $7.9 million and $7.5 million, respectively.  The estimated $2.5 million cost of the two additional retail offices will reduce the amount by which interest-earning assets exceed interest-bearing liabilities.

During the nine months ended September 30, 2004, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve in 2003 to lower short-term rates.

The impact of the Federal Reserve’s actions resulted in a decline in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread and net interest margins also declined since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the nine month periods ending September 30, 2004.  Our net interest margin for the nine month period was 3.15%.

We anticipate that the three 25 basis point increases in short-term rates will result in an increase in loan yields and deposit and borrowing costs.  Accordingly, we believe that our net interest margin may increase if further action is taken by the Federal Reserve to increase short-term rates.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended September 30, 2004 and 2003 and the first nine months of 2004 and 2003.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2004 and 2003, all investments were taxable.  During the same period, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates For the Three Months Ended September 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income Expense	Yield/ Rate(1)
	(In thousands)
Earnings
Federal funds sold	$1,760	$6	1.36%	$1,182	$3	1.01%
Investment securities	20,883	225	4.29%	13,392	139	4.12%
Loans	253,807	3,404	5.34%	181,401	2,353	5.15%
Total earning-assets	276,450	3,635	5.23%	195,975	2,495	5.05%
Non-earning assets	7,903			6,541
Total assets	$284,353			$202,516
Interest-bearing liabilities:
NOW accounts	$41,097	$97	0.94%	$31,015	$33	0.42%
Savings & money market	48,971	196	1.59%	23,608	36	0.60%
Time deposits	92,828	650	2.79%	93,464	617	2.62%
Total interest-bearing deposits	182,896	943	2.05%	148,087	686	1.84%
FHLB advances	63,071	346	2.18%	28,458	158	2.20%
Other borrowings	22,573	155	2.73%	12,814	88	2.72%
Total interest-bearing liabilities	268,540	1,444	2.14%	189,359	932	1.95%
Non-interest bearing liabilities	2,384			2,302
Shareholders’ equity	13,429			10,855
Total liabilities and shareholders’ equity	$284,353			$202,516
Net interest spread			3.09%			3.10%
Net interest income / margin		$2,191	3.15%		$1,563	3.16%

(1) Annualized for the three month period.

Our net interest spread was 3.09% for the three months ended September 30, 2004, compared to 3.10% for the three months ended September 30, 2003.

Our net interest margin for the three months ended September 30, 2004 was 3.15%, compared to 3.16% for the three months ended September 30, 2003.  During the three months ended September 30, 2004, earning assets averaged $276.5 million, compared to $196.0 million in the three months ended September 30, 2003.

The higher yields on loans for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 resulted primarily from a 75 basis point increase in the prime rate.  The deposit cost increased as a result of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate.  Also, we extended the maturity dates on various jumbo time deposits and FHLB advances.  These decisions were intended to compensate for anticipated higher rates in the future.

Net interest income, the largest component of our income, was $2.2 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively.  The significant increase in 2004 related to higher levels of both average earning assets and interest-bearing liabilities, offset by a slightly lower net interest margin.  Average earning assets increased

$80.5 million during the three months ended September 30, 2004 compared to the same period in 2003.

As previously discussed, our net interest margin for the three months ended September 30, 2004 and 2003, was 3.15% and 3.16%, respectively.

The $628,412 increase in net interest income for the three months ended September 30, 2004 compared to the same period in 2003 resulted primarily from a $597,000 increase in net income related to the impact of higher average earning assets and interest-bearing liabilities in the three months ended September 30, 2004 compared to the same period in 2003.  The higher rates in the 2004 third quarter compared to the 2003 third quarter contributed to the remaining increase in net interest income.

Interest income for the three months ended September 30, 2004 was $3.6 million, consisting of $3.4 million on loans, $224,993 on investments, and $6,184 on federal funds sold.  Interest income for the three months ended September 30, 2003 was $2.5 million, consisting of $2.4 million on loans, $139,249 on investments, and $2,957 on federal funds sold.  Interest on loans for the three months ended September 30, 2004 and 2003 represented 93.6% and 94.3%, respectively, of total interest income, while income from investments and federal funds sold represented only 6.4% and 5.7% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 91.8% and 92.6% of average interest-earning assets for the three months ended September 30, 2004 and 2003, respectively.  Included in interest income on loans for the three months ended September 30, 2004 and 2003, was $115,641 and $86,231, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2004 was $1.4 million, consisting of $943,048 related to deposits and $501,075 related to borrowings.  Interest expense for the three months ended September 30, 2003 was $932,385, consisting of $685,441 related to deposits and $246,944 related to borrowings.  Interest expense on deposits for the three months ended September 30, 2004 and 2003 represented 65.3% and 73.5%, respectively, of total interest expense, while interest expense on borrowings represented 34.7% and 26.5%, respectively, of total interest expense for the three months ended September 30, 2004 and 2003.  The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers.   During the three months ended September 30, 2004, average interest-bearing deposits increased by $34.8 million over the same period in 2003, while other borrowing during the three months ended September 30, 2004 increased $44.4 million over the same period in 2003.  During the three months ended September 30, 2004, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income Expense	Yield/ Rate(1)
	(In thousands)
Earning assets:
Federal funds sold	$1,937	$15	1.03%	$1,693	$15	1.18%
Investment securities	20,736	670	4.32%	11,325	338	3.99%
Loans	234,965	9,093	5.17%	167,028	6,660	5.33%
Total earning-assets	257,638	9,778	5.07%	180,046	7,013	5.21%
Non-earning assets	7,421			6,385
Total assets	$265,059			$186,431
Interest-bearing liabilities:
NOW accounts	$37,662	$219	0.78%	$29,180	$92	0.42%
Savings & money market	38,685	394	1.36%	21,688	98	0.60%
Time deposits	99,722	1,898	2.54%	88,454	1,908	2.88%
Total interest-bearing deposits	176,069	2,511	1.90%	139,322	2,098	2.01%
FHLB advances	52,388	792	2.02%	25,268	424	2.24%
Other borrowings	21,691	390	2.40%	8,786	163	2.48%
Total interest-bearing liabilities	250,148	3,693	1.97%	173,376	2,685	2.07%
Non-interest bearing liabilities	2,555			2,351
Shareholders’ equity	12,356			10,704
Total liabilities and shareholders’ Equity	$265,059			$186,431
Net interest spread			3.10%			3.14%
Net interest income / margin		$6,085	3.15%		$4,328	3.21%

 (1)  Annualized for the nine-month period.

Our net interest spread was 3.10% for the nine months ended September 30, 2004, compared to 3.14 for the nine months ended September 30, 2003.

Our net interest margin for the period ended September 30, 2004 was 3.15%, compared to 3.21% for the nine months ended September 30, 2003.  During the first nine months of 2004, earning assets averaged $257.6 million, compared to $180.0 million in the first nine months of 2003.

The lower yield on loans for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted primarily from a reduction of 25 basis points in the second quarter of 2003.  The rates on loans did not begin to increase until the third quarter of 2004, when the Federal Reserve increased rates 25 basis point on June 30, 2004 and then again on September 21, 2004.  The deposit rates did not decline as much as the reduction in the rates earned on interest-earning assets because of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate.  The borrowing rates declined primarily due to shorter term borrowings for most of the first six months of 2004.  We extended the maturity dates on various jumbo time deposits and FHLB advances late in the second quarter of 2004. These decisions were intended to compensate for anticipated higher rates in the future.

Net interest income, the largest component of our income, was $6.1 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The significant increase in 2004 related to higher levels of both average earning assets and interest-bearing liabilities, offset by a slightly lower net interest margin.  Average earning assets increased $77.6 million during the nine months ended September 30, 2004 compared to the same period in 2003.

As previously discussed, our net interest margin for the nine months ended September 30, 2004 and 2003, was 3.15% and 3.21%, respectively.

The $1.8 million increase in net interest income for the nine months ended September 30, 2004 compared to the same period in 2003 resulted substantially from higher average earning assets and interest-bearing liabilities.  The higher balances accounted from 99.3% of the increase.

Interest income for the nine months ended September 30, 2004 was $9.8 million, consisting of $9.1 million on loans, $670,171 on investments, and $15,477 on federal funds sold.  Interest income for the nine months ended September 30, 2003 was $7.0 million, consisting of $6.7 million on loans, $338,362 on investments, and $14,625 on federal funds sold.  Interest on loans for the nine months ended September 30, 2004 and 2003 represented 93.0% and 95.0%, respectively, of total interest income, while income from investments and federal funds sold represented only 7.0% and 5.0% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 91.2% and 92.8% of average interest-earning assets for the nine months ended September 30, 2004 and 2003, respectively.  Included in interest income on loans for the nine months ended September 30, 2004 and 2003, was $347,960 and $266,164, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the nine months ended September 30, 2004 was $3.7 million, consisting of $2.5 million related to deposits and $1.2 million related to borrowings.  Interest expense for the nine months ended September 30, 2003 was $2.7 million, consisting of $2.1 million related to deposits and $587,338 related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2004 and 2003 represented 68.0% and 78.1%, respectively, of total interest expense, while interest expense on borrowings represented 32.0% and 21.9%, respectively, of total interest expense for the nine months ended September 30, 2004 and 2003.  The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers.   During the nine months ended September 30, 2004, average deposits increased by $36.7 million over the same period in 2003, while other borrowing during the nine months ended September 30, 2004 increased $40.0 million over the same period in 2003.  During the nine months ended September 30, 2004, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2004 vs. 2003				September 30, 2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income
Loans	$938	87	26	1,051	775	(293)	(114)	368
Investment securities	78	6	2	86	(19)	(21)	2	(38)
Federal funds sold	1	1	1	3	(2)	(3)	1	(4)
Total interest income	1,017	94	29	1,140	754	(317)	(111)	326

Interest expense
Deposits	161	79	17	257	129	(201)	(33)	(105)
FHLB advances	192	(1)	(3)	188	160	(14)	(42)	104
Other borrowings	67	—	—	67	34	8	7	49
Total interest expense	420	78	14	512	323	(207)	(68)	48

Net interest income	$597	16	15	628	431	(110)	(43)	278

	Nine Months Ended
	September 30, 2004 vs. 2003				September 30, 2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income
Loans	$2,710	(202)	(74)	2,434	2,289	(653)	(282)	1,354
Investment securities	281	28	23	332	(123)	(110)	25	(208)
Federal funds sold	—	—	—	—	(22)	(15)	7	(30)
Total interest income	2,991	(174)	(51)	2,766	2,144	(778)	(250)	1,116

Interest expense
Deposits	551	(113)	(25)	413	409	(610)	(104)	(305)
FHLB advances	456	(42)	(46)	368	521	(50)	(186)	285
Other borrowings	240	(5)	(8)	227	78	6	7	91
Total interest expense	1,247	(160)	(79)	1,008	1,008	(654)	(283)	71

Net interest income	$1,744	(14)	28	1,758	1,136	(124)	33	1,045

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

Three months ended June 20, 2004 and 2003

For the three months ended September 30, 2004 and 2003, there was a noncash expense related to the provision for loan losses of $375,000 and $250,000, respectively.  The additional provisions and recoveries on charged-off loans added to our allowance for loan losses in the three months ended September 30, 2004 and 2003.  The net increase in the allowance for loan losses in the three months ended September 30, 2004 was $397,463 and was $147,936 in the three months ended September 30, 2003.  The allowance for loan losses increased $22,463 more than the provision for loan losses in the three months ended September 30, 2004 as a result of a $22,463 recovery combined with no charge-offs in the three month period.  The allowance for loan losses at September 30, 2003 did not increase by the entire amount of the provision for loan losses because we reported net charge-offs of $102,064 for the three months ended September 30, 2003.  The $102,064 net charge-offs during the third quarter 2003 represented less than 0.05% of the average outstanding loan portfolio for the three months ended September 30, 2003.  The $397,463 and the $147,936 increases in the allowance for the three months ended September 30, 2004 and 2003, respectively, related to our decision to increase the allowance in response to the $20.2 million and the $12.5 million growth in loans for the three months ended September 30, 2004 and 2003, respectively.  The loan loss reserve was $3.6 million and $2.5 million as of September 30, 2004 and 2003, respectively.  The allowance for loan losses as a percentage of gross loans was 1.33% at September 30, 2004 and 1.31% at September 30, 2003, while the percentage of nonperforming loans to gross loans was 0.07% and 0.22% at September 30, 2004 and 2003, respectively

Nine months ended June 20, 2004 and 2003

For the nine months ended September 30, 2004 and 2003, there was a noncash expense related to the provision for loan losses of $1.0 million and $750,000, respectively.  The additional provisions added to our allowance for loan losses in the nine months ended September 30, 2004 and 2003 resulted in a net increase in the allowance for loan losses of $867,943 in the nine months ended September 30, 2004 and $637,161 in the nine months ended September 30, 2003.  The allowance for loan losses did not increase by the entire amount of the provisions for loan losses because we reported net charge-offs of $157,057 and $112,839 for the nine months ended September 30, 2004 and 2003, respectively.  The $157,057 net charge-offs during the first nine months of 2004 represented 0.07% of the average outstanding loans portfolio for the nine months ended September 30, 2004.  The $112,839 net charge-offs during the first nine months of 2003 represented 0.05% of the average outstanding loan portfolio for the nine months ended September 30, 2003.  The $867,943 and the $637,161 increases in the allowance for the nine months ended September 30, 2004 and 2003, respectively, related to our decision to increase the allowance in response to the $59.0 million and the $38.8 million growth in loans for the nine months ended September 30, 2004 and 2003, respectively.  The loan loss reserve was $3.6 million and $2.5 million as of September 30, 2004 and 2003, respectively.  The allowance for loan losses as a percentage of gross loans was 1.33% at September 30, 2004 and 1.31% at September 30, 2003, while the percentage of nonperforming loans to gross loans was 0.07% and 0.22% at September 30, 2004 and 2003, respectively.

We expect that our net income will continue to be negatively affected by larger than normal provisions for loan losses as we continue to focus on growing our loan portfolio.  During the three months and the nine months ended September 30, 2004, 100.0%, and 84.7%, respectively, of the provision for loan losses was related primarily to the growth in loans, with 0.0%, and 15.3%, respectively, related to net charge-offs.  If the quality of the loan portfolio declines or a higher percentage of the portfolio is charged-off, additional provisions may be required.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Loan fee income	$33,860	50,446	100,684	154,112
Service fees on deposits	71,977	67,838	211,705	191,134
Write-down on real estate owned	—	(70,000)	—	(170,000)
Other income	78,584	67,034	234,932	171,178
Total noninterest income	$184,421	115,318	547,321	346,424

Three months ended September 30, 2004 and 2003

Noninterest income in the third three month period of 2004 was $184,421, an increase of 59.9% over noninterest income of $115,318 in the same period of 2003.  Noninterest income in the three months ended September 30, 2003 was reduced by a $70,000 write-down on real estate owned.  Excluding the 2003 write-down, noninterest income decreased $897, or 0.5%, for the third three month period of 2004 compared to the same period in 2003.

Loan fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $33,860 and $50,446 for the three months ended September 30, 2004 and September 30, 2003, respectively.  The $16,586 decrease related primarily to the lower amount of mortgage origination fees that we received in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Mortgage origination fees were $2,398 and $31,806 for the three months ended September 30, 2004 and 2003, respectively.  The reduction related to the significant decline in volume of residential mortgage refinanced in the third three month period of 2004 compared to the same period in 2003.  We received $15,770 in fees on lines of credit in the third three month period of 2004 compared to $3,228 in the third three month period of 2003.  Late charge fees were $15,692 and $15,412 for the three months ended September 30, 2004 and 2003, respectively.

Deposit fees were $71,977 and $67,838 for the three months ended September 30, 2004 and 2003.  The additional $4,139 of income related to both higher service charges and an increase of NSF transactions resulting from the larger number of client accounts.  NSF income was $45,440 and $45,420 for the three months ended September 30, 2004 and 2003, respectively, representing 63.1% of total service fees on deposits in the 2004 period compared to 67.0% of total service fees on deposits in the 2003 period.

Other income was $78,584 and $67,034 for the three months ended September 30, 2004 and 2003, respectively.  The $11,550 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  ATM transaction fees were $70,789 and $61,034 for the three months ended September 30, 2004 and 2003, respectively.  ATM transaction fees represented 90.1% and 91.0% of total other income for the three months ended September 30, 2004 and 2003, respectively.  Included in noninterest outside service expense is $65,219 and $56,496 related to corresponding transaction costs associated with ATM transaction fees for the three months ended September 30, 2004 and 2003, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2003 and 2002 was $5,570 and $4,538, respectively.

Nine months ended September 30, 2004 and 2003

Noninterest income in the first nine months of 2004 was $547,321, an increase of 58.0% over noninterest income of $346,424 in the same period of 2003.  Noninterest income in the nine months ended September 30, 2003 was reduced by a $170,000 write-down on real estate owned.  Excluding the 2003 write-down, noninterest income increased $30,897, or 6.0%, for the first nine months of 2004 compared to the same period in 2003.

Loan fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $100,684 and $154,112 for the nine months ended September 30, 2004 and September 30, 2003, respectively.  The $53,428 decrease related primarily to the lower amount of mortgage origination fees that we received in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Mortgage origination fees were $5,821 and $95,428 for the nine months ended September 30, 2004 and 2003, respectively.  The reduction related to the significant decline in volume of residential mortgage refinanced in the first nine months of 2004 compared to the same period in 2003.  We received $47,491 in fees on lines of credit in the first nine months of 2004 compared to $18,830 in the first nine months of 2003.  Late charge fees were $47,372 and $39,854 for the nine months ended September 30, 2004 and 2003, respectively.  The increase in late charges related to our larger loan portfolio in 2004 compared to 2003.

Deposit fees were $211,705 and $191,134 for the nine months ended September 30, 2004 and 2003.  The additional $20,571 of income related to both higher service charges and an increase of NSF transactions resulting from the larger number of client accounts.  NSF income was $130,395 and $122,910 for the nine months ended September 30, 2004 and 2003, respectively, representing 61.6% of total service fees on deposits in the 2004 period compared to 64.3% of total service fees on deposits in the 2003 period.

Other income was $234,932 and $171,178 for the nine months ended September 30, 2004 and 2003, respectively.  The $63,754 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  ATM transaction fees were $210,930 and $151,370 for the nine months ended September 30, 2004 and 2003, respectively.  ATM transaction fees represented 89.8% and 88.4% of total other income for the nine months ended September 30, 2004 and 2003, respectively.  Included in noninterest outside service expense is $189,079 and $146,773 related to corresponding transaction costs associated with ATM transaction fees for the nine months ended September 30, 2004 and 2003, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2003 and 2002 was $21,851 and $4,597, respectively.

Noninterest expenses

The following tables set forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Compensation and benefits	$612,118	494,979	1,811,640	1,462,821
Professional fees	41,711	56,947	141,526	131,506
Marketing	61,985	44,128	187,943	122,873
Insurance.	33,006	28,171	94,668	81,436
Occupancy	153,580	141,899	443,479	441,261
Data processing and related costs	208,452	169,240	605,227	456,770
Telephone	6,454	5,517	19,760	16,704
Other.	65,464	55,733	191,623	140,688
Total noninterest expense	$1,182,770	996,614	3,495,866	2,854,059

Three months ended September 30, 2004 and 2003

We incurred noninterest expenses of $1.2 million for the three months ended September 30, 2004 compared to $996,614 for the three months ended September 30, 2003.  Average interest-earning assets increased 41.1% during this period, while general and administrative expense increased only 18.7%.

The $117,139 increase in compensation and benefits and $39,212 in additional data processing and related costs accounted for 84.0% of the $186,156 increase in noninterest expense for the three months ended September 30, 2004 compared to the same period in 2003.  The remaining $29,805 increase resulted primarily from increases of $17,857 in marketing costs, and $9,731 in other expenses.   The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

Occupancy expense, which represented 13.0% and 14.2% of total noninterest expense for the three months ended September 30, 2004 and 2003, respectively, increased $11,681.  Occupancy expense was $153,580 and $141,899 for the three months ended September 30, 2004 and 2003, respectively.

Nine months ended September 30, 2004 and 2003

We incurred noninterest expenses of $3.5 million for the nine months ended September 30, 2004 compared to $2.9 million for the nine months ended September 30, 2003.  Average interest-earning assets increased 43.1% during this period, while general and administrative expense increased only 22.5%.

The $348,819 increase in compensation and benefits and $148,457 in additional data processing and related costs accounted for 77.5% of the $641,807 increase in noninterest expense for the nine months ended September 30, 2004 compared to the same period in 2003.  The remaining $144,531 increase resulted primarily from increases of $10,020 in professional fees, $65,070 in marketing costs, and $50,935 in other expenses.  A significant portion of the increase in professional fees related to additional audit expenses.  The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

Occupancy expense, which represented 12.7% and 15.5% of total noninterest expense for the nine months ended September 30, 2004 and 2003, respectively, remained virtually unchanged.  Occupancy expense was $443,479 and $441,261 for the nine months ended September 30, 2004 and 2003, respectively.

The following tables set forth information related to our compensation and benefits.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Base compensation	$415,303	347,435	1,226,390	1,034,748
Incentive compensation	159,000	120,000	429,000	302,000
Total compensation	574,303	467,435	1,655,390	1,336,748
Benefits	72,645	59,674	251,740	215,778
Capitalized loan origination costs	(34,830)	(32,130)	(95,490)	(89,705)
Total compensation and benefits	$612,118	494,979	1,811,640	1,462,821

Three months ended September 30, 2004 and 2003

Compensation and benefits expense was $612,118 and $494,979 for the three months ended September 30, 2004 and 2003, respectively.   Compensation and benefits represented 51.8% and 50.0% of our total noninterest expense for the three months ended September 30, 2004 and 2003, respectively.  The $117,139 increase in compensation and benefits in the third quarter of 2004 compared to the same period in 2003 resulted from increases of $67,868 in base compensation,  $39,000 in additional incentive compensation, and $12,971 higher benefits expense.  These amounts were partly offset by an increase of $2,700 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $67,868 increase in base compensation expense related to the cost of two additional employees as well as annual salary increases.  Incentive compensation represented 26.0% and 24.2% of total compensation and benefits for the three months ended September 30, 2004 and 2003, respectively.  The incentive compensation expense recorded for the third quarter of 2004 and 2003 represented an accrual of the portion of the estimated incentive compensation earned during the third quarter of the respective year.  Benefits expense increased $12,971 in the third quarter of 2004 compared to the same period in 2003.  Benefits expense represented 11.9% and 12.1% of the total compensation for the three months ended September 30, 2004 and 2003, respectively.

Nine months ended September 30, 2004 and 2003

Compensation and benefits expense was $1.8 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.   Compensation and benefits represented 51.8% and 51.3% of our total noninterest expense for the nine months ended September 30, 2004 and 2003, respectively.  The $348,819 increase in compensation and benefits in the first nine months of 2004 compared to the same period in 2003 resulted from increases of $191,642 in base compensation, $127,000 in additional incentive compensation, and $35,962 in higher benefit costs, offset by an increase of $5,785 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $191,642 increase in base compensation expense related to the cost of two additional employees as well as annual salary increases.  Incentive compensation represented 23.7% and 20.6% of total compensation and benefits for the nine months ended September 30, 2004 and 2003, respectively.  The incentive compensation expense recorded for the first nine months of 2004 and 2003 represented an accrual of the portion of the estimated incentive compensation earned during the first nine months of the respective year.  Benefits expenses increased $35,962 in the first nine months of 2004 compared to the same period in 2003.  Benefits expense represented 13.9% and 14.8% of the total compensation for the nine months ended September 30, 2004 and 2003, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Data processing costs	$108,909	79,726	313,257	213,819
ATM transaction expense	65,219	56,496	189,079	146,773
Courier expense	19,494	14,234	55,517	45,041
Other expenses	14,830	18,784	47,374	51,137
Total data processing and related costs	$208,452	169,240	605,227	456,770

Data processing and related costs were $208,452 and $169,240 for the three months ended September 30, 2004 and 2003, respectively.  During the first nine months of 2004 and the same period of 2003, our data processing and related costs were $605,227 and $456,770, respectively.

During the three months ended September 30, 2004, our data processing costs for our core processing system were $108,909 compared to $79,726 for the three months ended September 30, 2004.   We have contracted with an outside computer service company to provide our core data processing services.  During the nine months ended September 30, 2004 and 2003, the data processing costs were $313,257 and $213,819, respectively.

Data processing costs increased $29,183, or 36.6%, for the three months ended September 30, 2004 compared to the same period in 2003.  For the nine months ended September 30, 2004, data processing costs increased $99,438, or 46.5%, compared to the same period in 2003.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive ATM transaction income from transactions performed by our clients.  Since we also outsource this service, we are charged related transaction fees from our ATM service provider.  ATM transaction expense was $65,219 and $56,496 for the three months ended September 30, 2004 and 2003, respectively.  During the first nine months of 2004 and the same period of 2003, the ATM transaction expense was $189,079 and $146,773, respectively.  The increases in each period related to the higher transaction volume during the respective periods.

Income tax expense was $310,876 for the three months ended September 30, 2004 compared to $163,941 during the same period in 2003.  For the nine months ended September 30, 2004, income tax expense was $802,309 compared to $406,882 during the same period of 2003.  The increase related to the higher level of income before taxes.

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

At September 30, 2004, we had total assets of $292.9 million, consisting principally of $264.3 million in loans, $20.5 million in investments, $473,819 in federal funds sold, and $3.1 million in cash and due from banks.  Our liabilities at September 30, 2004 totaled $267.5 million, which consisted principally of $183.2 million in deposits, $60.6 million in FHLB advances, $13.8 million in short-term borrowings, and $6.2 million in junior subordinated debentures.  At September 30, 2004, our shareholders’ equity was $25.5 million.

Federal Funds Sold

At December 31, 2003, our $2.8 million in short-term investments in federal funds sold on an overnight basis comprised 1.2% of total assets.  At September 30, 2004, our federal funds sold were $473,819, or 0.2% of total assets.  As a result of the historically low yields paid for federal funds sold during the last two years, we have maintained a lower than normal level of federal funds.

Investments

At December 31, 2003, the $15.8 million in our investment securities portfolio represented approximately 6.8% of our total assets.  We held U.S. Government agency securities and mortgage-backed securities with a fair value of $13.4 million and an amortized cost of $13.3 million for an unrealized gain of $74,000.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

Contractual maturities and yields on our investments at December 31, 2003 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2003, we had no securities with a maturity of less than one year or more than 10 years.

	One to five Years		Five to Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Available for Sale
U.S. Government/ Government sponsored Agency	$1,098	5.34%	$—	—%	$1,098	5.34%
Mortgage-backed securities	—	—%	2,531	3.40%	2,531	3.40%
Total	$1,098	5.34%	$2,531	3.40%	$3,629	4.30%
Held to Maturity
Mortgage-backed securities	$—	—%	$9,834	4.70%	$9,834	4.70%

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

At September 30, 2004, the $20.5 million in our investment securities portfolio represented approximately 7.0% of our total assets.  We held U.S. Government agency securities and mortgage-backed securities with a fair value of $16.6 million and an amortized cost of $16.6 million for an unrealized gain of $42,506.

Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2004 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At September 30, 2004, we had no securities with a maturity of less than one year or more than 10 years.

	One to five Years		Five to Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Available for Sale
U.S. Government/ Government sponsored Agencies	$1,069	5.43%	$—	—	$1,069	5.43%
Mortgage-backed securities	—	—%	1,881	4.40%	1,881	4.40%
Total	$1,069	5.43%	$1,881	4.40%	$2,950	4.78%
Held to Maturity
Mortgage-backed securities	$—	—%	$13,697	4.45%	$13,697	4.45%

At September 30, 2004, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.1 million, $5.2 million, and $10.4 million, respectively.

The amortized costs and the fair value of our investments at September 30, 2004 and December 31, 2003, are shown in the following table.

	September 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for Sale
U.S. Government / government sponsored agencies	$1,016	$1,069	$1,022	$1,098
Mortgage-backed Securities	1,843	1,881	2,460	2,531
Total	2,859	2,950	3,482	3,629
Held to Maturity
Mortgage-backed Securities	$13,697	$13,648	$9,834	$9,761

Other investments totaled $3.9 million and $2.3 million, and $905,000 at September 30, 2004 and December 31, 2003, respectively.  Other investments at September 30, 2004 consisted of Federal Reserve Bank stock with a cost of $485,150, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $2.8 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, were $174.3 million.  Before allowance for loan losses, total loans outstanding at December 31, 2003 were $208.8 million.  For the nine months ended September 30, 2004 and 2003, average loans were $235.0 million and $167.0 million, respectively.  Before allowance for loan losses, total loans outstanding at September 30, 2004 were $267.8 million.

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

The following table summarizes the composition of our loan portfolio at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial
Owner occupied	$41,456	15.48%	$39,301	18.82%
Non-owner occupied	72,363	27.02%	53,898	25.82%
Construction	18,890	7.05%	10,878	5.21%
Total commercial real estate	132,709	49.55%	104,077	49.85%
Consumer
Residential	48,697	18.18%	35,823	17.16%
Home equity	32,465	12.12%	24,278	11.63%
Construction	6,445	2.41%	4,365	2.09%
Total consumer real estate	87,607	32.71%	64,466	30.88%
Total real estate	220,316	82.26%	168,543	80.73%
Commercial business	42,738	15.96%	36,107	17.29%
Consumer-other	5,444	2.03%	4,662	2.23%
Deferred origination fees, net	(666)	(0.25)%	(530)	(0.25)%
Total gross loans, net of deferred fees	267,832	100.00%	208,782	100.00%
Less—allowance for loan losses	(3,573)		(2,705)
Total loans, net	$264,259		$206,077

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2004.

	One year or less	After one but within five years	After five years	Total
	(In thousands)
Real estate – mortgage	$33,578	136,820	24,578	194,976
Real estate – construction	6,988	11,351	7,000	25,339
Total real estate	40,566	148,171	31,578	220,315

Commercial business	23,755	18,891	92	42,738
Consumer-other	2,740	2,381	323	5,444
Deferred origination fees, net	(133)	(440)	(92)	(666)
Total gross loans, net of deferred fees	$66,928	169,003	31,901	267,832
Loans maturing after one year with:
Fixed interest rates				$64,289
Floating interest rates				$136,615

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2003.

	One year or less	After one but within five years	After five years	Total
	(In thousands)
Real estate – mortgage	$21,466	122,731	9,102	153,299
Real estate – construction	6,752	5,152	3,340	15,244
Total real estate	28,218	127,883	12,442	168,543

Commercial business	21,296	14,799	12	36,107
Consumer – other	2,103	2,007	552	4,662
Deferred origination fees, net	(95)	(397)	(38)	(530)
Total gross loans, net of deferred fees	$51,522	144,292	12,968	208,782
Loans maturing after one year with:
Fixed interest rates				$51,437
Floating interest rates				$105,823

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2004 and 2003:

	September 30,
	2004	2003
	(In thousands)

Balance, beginning of period	$2,705	1,824

Loans charged-off	(192)	(116)

Recoveries of loans previously charged-off	35	3

Net loans charged-off	$(157)	(113)

Provision for loan losses	1,135	750

Balance, end of period	$3,683	2,461

Allowance for loan losses to gross loans	1.33%	1.31%

Net charge-offs to average loans	0.07%	0.05%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the nine months ended September 30, 2004 and the year ended December 31, 2003.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Loans over 90 days past due	$178	396

Loans on nonaccrual:
Mortgage	74	150
Commercial	104	224
Consumer	2	70
Total nonaccrual loans	180	444

Troubled debt restructuring	—	—

Total of nonperforming loans	180	444

Other nonperforming assets	306	—

Total nonperforming assets	$486	444

Percentage of total assets	0.17%	0.19%

Percentage of nonperforming loans and assets to gross loans	0.18%	0.21%

Allowance for loan losses to gross loans	1.33%	1.30%

Net charge-offs to average loans	0.07%	0.10%

At September 30, 2004 and December 31, 2003, the allowance for loan losses was $3.6 million and $2.7 million, respectively, or 1.33% and 1.30% respectively, of outstanding loans.  During the year ended December 31, 2003, we charged off loans of $172,646.  During the nine months ended September 30, 2004 and 2003, our net charged-off loans were $157,057 and $112,839, respectively.

At September 30, 2004 and December 31, 2003, nonaccrual loans represented 0.07% and 0.21% of total loans, respectively.  At September 30, 2004 and December 31, 2003, we had $180,432 and $443,939 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first nine months of 2004 was approximately $13,400.   The amount of interest income recorded in the first nine months of 2004 for loans that were on nonaccrual at September 30, 2004 was $2,800.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will decline after we open additional retail deposit offices.  The amount of out-of-market deposits was $79.6 million at December 31, 2003 and $69.0 at September 30, 2004.  The decrease in the first nine months of 2004 resulted primarily from the replacement of a portion of our out-of-market deposits with additional NOW accounts and money market funds that we obtained from a retail deposit promotion.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 144% and 124%, at September 30, 2004 and December 31, 2003, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2004 and 2003.

	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$14,862	—%	$14,346	—%
Interest bearing demand deposits	22,800	1.28%	14,834	0.83%
Money market accounts	37,340	1.40%	19,826	0.62%
Saving accounts	1,345	0.34%	1,862	0.43%
Time deposits less than $100,000	26,401	2.36%	31,364	3.21%
Time deposits greater than $100,000	73,321	2.61%	57,090	2.70%
Total deposits	$176,069	1.91%	$139,322	2.01%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $108.4 million and $89.9 million, at September 30, 2004 and December 31, 2003, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
	(In thousands)

Three months or less	$26,821	$19,272
Over three through six months	16,387	16,416
Over six through twelve months	1,938	24,983
Over twelve months	29,647	18,437
Total	$74,793	$79,108

The decrease in time deposits of $100,000 or more for the nine months ended September 30, 2004 resulted from the repayment of maturing deposits that were obtained outside of our primary market with the additional NOW accounts and money market funds that we obtained from a retail deposit promotion.

Capital Resources

Total shareholders’ equity was $11.2 million at December 31, 2003.  At September 30, 2004, total shareholders’ equity was $25.5 million.  The increase during the first nine months of 2004 resulted from the $1.3 million of net income earned during the first nine months, $13.0 million from proceeds from sale of common stock, and the additional capital of $20,010 obtained from the exercise of warrants that were outstanding.  The additions to capital were partly offset by a $36,999 reduction in unrealized gain on investment securities, net of tax.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2004 and the year ended December 31, 2003.  Since our inception, we have not paid cash dividends.

	September 30, 2004	December 31, 2003

Return on average assets	0.66%	0.52%

Return on average equity	14.15%	9.28%

Equity to assets ratio	4.67%	5.57%

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

The following table sets forth the holding company’s and the bank’s various capital ratios at September 30, 2004 and at December 31, 2003.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2004		December 31, 2003
	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	14.3%	14.1%	10.2%	10.1%
Tier 1 risk-based capital	13.0%	12.8%	7.8%	8.8%
Leverage capital	11.0%	10.9%	6.1%	7.7%

Borrowings

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2004 and the year ended December 31, 2003, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average for the Period
				Balance	Rate
	(In thousands)
At or for the Nine Months Ended September 30, 2004
Federal Home Loan Bank advances	$60,610	2.42%	$67,400	$52,388	2.02%
Securities sold under agreement to repurchase	13,632	1.71%	14,637	13,668	1.24%
Federal funds purchased	173	2.25%	—	346	1.70%
Correspondent bank line of credit	—	4.02%	3,000	1,617	3.39%
Junior subordinated debentures	6,186	5.05%	6,186	6,186	4.71%

At or for the Year Ended December 31, 2003
Federal Home Loan Bank advances	$32,500	2.00%	$40,000	$27,569	2.14%
Securities sold under agreement to repurchase	9,297	1.12%	9,865	5,589	1.23%
Federal funds purchased	—	1.25%	1,556	450	1.56%
Correspondent bank line of credit	—	3.12%	3,000	1,332	3.23%
Junior subordinated debentures	6,186	4.27%	6,186	3,107	4.54%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2003, unfunded commitments to extend credit were $51.2 million, of which $16.1 million was at fixed rates and $35.1 million was at variable rates.  At September 30, 2004, unfunded commitments to extend credit were $48.6 million, of which $6.5 million was at fixed rates and $42.1 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2003, there was a $1.7 million commitment under a letter of credit.  At September 30, 2004, there was a $2.7 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 68% of our loans were variable rate loans at December 31, 2003 and September 30, 2004, and we were asset sensitive during most of the year ended December 31, 2003 and the nine months ended September 30, 2004.  As of September 30, 2004, we expect to be asset sensitive for the next three months.  After December 31, 2004, we expect to be liability sensitive for the next nine months because substantially all of our variable rate loans repriced within the first three months of the year but a majority of our deposits will reprice over a 12-month period.  The ratio of cumulative gap to total earning assets after 12 months was (.7%) because $2.0 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3.6 million, or 1.2% of total assets.  Our investment securities at September 30, 2004 amounted to $21.6 million, or 7.2% of total assets.  At December 31, 2003, our liquid assets amounted to $6.9 million, or 3.0% of total assets.  Our investment securities at December 31, 2003 amounted to $13.5 million or 5.8% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, substantially all of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and the net proceeds from future stock offerings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2003 and 2004, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain three lines of credit with correspondent banks totaling $14.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at September 30, 2004 was $15.1 million, assuming that the bank’s $3.2 million investment in FHLB stock, as well as qualifying mortgages, would be available to secure any future borrowings.

Prior to September 30, 2004, the company entered into a commitment to construct two new offices for approximately $2.3 million.

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

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(In thousands)
Interest-earning assets:
Federal funds sold	$2,843	$—	$—	$—	$2,843
Investment securities	501	1,503	8,906	2,553	13,463
Loans	148,763	10,492	42,092	7,222	208,569

Total earning assets	$152,107	$11,995	$50,998	$9,775	$224,875

Interest-bearing liabilities:
Money market and NOW	$42,253	$—	$—	$—	$42,253
Regular savings	1,589	—	—	—	1,589
Time deposits	26,088	57,463	25,269	—	108,820
Repurchase agreements	9,297	—	—	—	9,297
FHLB advances	24,500	—	8,000	—	32,500
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$109,913	$57,463	$33,269	$—	$200,645

Period gap	$42,194	$(45,468)	$17,729	$9,775
Cumulative gap	42,194	(3,274)	14,455	24,230

Ratio of cumulative gap to total earning assets	18.8%	(1.5)%	6.4%	10.8%

The following table sets forth information regarding our rate sensitivity as of September 30, 2004 for each of the time intervals indicated.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(In thousands)
Interest-earning assets:
Federal funds sold	$474	$—	$—	$—	$474
Investment securities	672	2,016	10,342	3,617	16,647
Loans	182,647	11,813	55,023	18,842	268,324

Total earning assets	$183,793	$13,829	$65,365	$22,459	$285,445

Interest-bearing liabilities:
Money market and NOW	$77,531	$—	$—	$—	$77,531
Regular savings	1,132	—	—	—	1,132
Time deposits	30,606	24,789	29,278	5,824	90,497
Federal funds purchased	173
Repurchase agreements	13,632	—	—	—	13,632
FHLB advances	40,610	5,000	5,000	10,000	60,610
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$169,870	$29,789	$34,278	$15,824	$249,588

Period gap	$13,923	$(15,960)	$31,087	$6,635
Cumulative gap	13,923	(2,037)	29,050	35,685

Ratio of cumulative gap to total earning assets	4.9%	(0.7)%	10.2%	12.5%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In March 2004, the FASB issued an exposure draft on “Share-Based Payment.”  The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method.  This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities.  Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued.  Retrospective application of this Statement is not permitted.  The adoption of this Statement, if approved, will not have any impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.       Defaults Upon Senior Securities

Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

None

Item 5.       Other Information

None

Item 6.                     Exhibits

31.1             Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2             Rule 13a-14(a) Certification of the Chief Financial Officer.

32                      Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC.

Date: November 11, 2004
/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 11, 2004	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.