Form 10KSB
period 2004-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2005-03-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year December 31, 2004.

Or

Transition Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act of 1934
For the Transition Period from __________ to ________

Commission file number. 000-27719

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer
Identification No.)

112 Haywood Road
Greenville, S.C.	29607
(Address of principal executive offices)	(Zip Code)

        864-679-9000
(Telephone Number)

        Not Applicable
(Former Name, former address,
and former fiscal year,
if changed since last report

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenue for its most recent fiscal year was $14,726,163. As of March 29, 2005, 2,647,994 shares of Common Stock were issued and outstanding.

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 29, 2005 was $45,800,978. This calculation is based upon an estimate of the fair market value of the Common Stock of $20.00 per share, which was the price of the last trade of which management is aware prior to this date.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE
Company's Proxy Statement for the 2005 Annual Meeting of Shareholders                     Part III

Item 1. Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

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

        On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,724,994 after adjustment of 3 for 2 stock split). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

        On June 26, 2003, the Trust offered and sold $6,000,000 of floating rate securities. The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.

        On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split. All fractional shares were paid in cash. The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

        On September 24, 2004, the Company received $14.3 million from the sale of 800,000 common stock at a price of $17.875. On October 15, 2004, the Company’s underwriter exercised its option to purchase an additional 120,000 shares at the same price. The total gross proceeds were approximately $16.4 million. The net proceeds to the Company after offering costs and underwriter’s discount were approximately $14.9 million

Risk Factors

Our recent operating results may not be indicative of our future operating results.

        We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;
o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and
o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods may exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Greenville County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Greenville County. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 92.9% of our interest income for the year ended December 31, 2004. If an economic downturn occurs in the economy as a whole, or especially in the Greenville County area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004. We anticipate that we will benefit from a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        R. Arthur Seaver, Jr., our president and chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and he has contributed significantly to our growth. If we lose the services of Mr. Seaver, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Jim Austin, Fred Gilmer, III, Eddie Terrell, and Fred Gilmer, Jr. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

o	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

o	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

o	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

o	the risk of loss of key employees and customers.

Marketing Focus

        Greenville First Bank commenced operations in January 2000 and at that time was the first community bank organized in the city of Greenville, South Carolina in over 10 years. During the 1990s, several community banks operating in the Greenville market were acquired by larger regional financial institutions. We formed Greenville First to take advantage of market opportunities resulting from this continued consolidation of the financial services industry. Responding to this opportunity, we created a marketing plan focusing on the professional market in Greenville, including doctors, dentists, and small business owners. We serve this market with a client-focused structure called relationship teams, which provides each client with a specific banker contact and support team responsible for all of the client’s banking needs. The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage. We consider exceptional client service to be a critical part of our culture, which we refer to as “Client FIRST.” We emphasize this Client FIRST culture in the training that we provide our employees, and we strive to reflect this Client FIRST culture in all aspects of our business.

Location and Service Area

        Our primary market is Greenville County, which is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. It is South Carolina’s most populous county with over 390,000 residents. Greenville is also one of the state’s wealthiest counties, with average household income of $61,023 in 2004. In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and is now considered the “economic engine of South Carolina.” During the same period, Greenville County was rated first in the United States by Site Selection Magazine for both new and expanding international firms and, in 2002, was ranked fifth out of America’s top 50 cities for European business expansion. Greenville was also recognized by Expansion Management Magazine in December 2000 for having the best worker training program in the United States.

        Our primary service area consists of Greenville County, South Carolina. We draw a large percentage of our business from the central portion of Greenville County, within a ten mile radius of our main office. This principal service area is bounded by Rutherford Road to the north, Poinsett Highway to the west, Mauldin Road and Butler Road to the south, and Highway 14 and Batesville Road to the east. Included in this area is the highest per capita income tract in the county.

        We opened our first office located on The Parkway near Thornblade Country Club in Greenville on March 14, 2005. We anticipate opening our second office that will be located in the mature and historic Augusta Road area of Greenville in the third quarter of 2005. We believe that the demographics and growth characteristics of these locations will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Lending Activities

    General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2004, we had total loans of $276.6 million, representing 87.6% of our total assets.

        We have focused our lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2004, our average loan size was approximately $133,000. Excluding home equity lines of credit, the average loan size was approximately $184,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2004, our 10 largest client loan relationships represented approximately $16.8 million, or 6.8% of our loan portfolio.

        Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending limit or by the officers’ loan committee, which is comprised of our three most senior lenders and our chief credit officer. The officers’ loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board. We do not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

        Credit Administration and Loan Review. We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent consultant to review the loan files on a test basis to confirm the grading of each loan. The bank has a chief credit officer who has over 35 years of banking and credit management experience that reviews and has established performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Based upon the capitalization of the bank at December 31, 2004, we self-imposed a loan limit of $2.2 million per borrower, which represented approximately 47% of our legal lending limit at December 31, 2004. These limits will increase or decrease in response to increases or decreases in the bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

        Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At each of December 31, 2004, loans secured by first or second mortgages on real estate made up approximately 81% of our loan portfolio.

        These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans. Most of our real estate loans are secured by residential or commercial property. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan. Other loan fees consist primarily of late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

o	Commercial Real Estate Loans. At December 31, 2004, our individual commercial real estate loans ranged in size from $6,623 to $2.6 million, with an average loan size of approximately $308,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. At December 31, 2004, commercial real estate loans (other than construction loans) amounted to $130.6 million, or approximately 46.6% of our loan portfolio. Of our commercial real estate loan portfolio, $76.3 million in loans were not owner-occupied properties, representing 58.4% of our commercial real estate portfolio and 27.2% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $54.3 million in loans or 41.6% of the commercial loan portfolio, were owner-occupied. Owner-occupied loans represented 19.4% of our total loan portfolio.

o	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2004, our commercial construction and development real estate loans ranged in size from approximately $85,000 to $2.2 million, with an average loan size of approximately $540,000. At December 31, 2004, our individual residential construction and development real estate loans ranged in size from approximately $41,000 to $730,000, with an average loan size of approximately $312,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
o	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%. At December 31, 2004, total construction loans amounted to $18.1 million, or 6.5% of our loan portfolio. Included in the $18.1 million was $12.2 million, or 4.4% of our loan portfolio, that were commercial construction, and $5.9 million, or 2.1% of our loan portfolio, that were consumer construction loans.

o	Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2004, our individual residential real estate loans ranged in size from $8,000 to $1.2 million, with an average loan size of approximately $235,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We typically originate and retain residential real estate loans only if they have adjustable rates. We also offer home equity lines of credit. At December 31, 2004, our individual home equity lines of credit ranged in size from $800 to $948,000, with an average of approximately $92,600. Our underwriting criteria and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of five years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity. At December 31, 2004, residential real estate loans (other than construction loans) amounted to $81.3 million, or 29.0% of our loan portfolio. Included in the residential real estate loans was $46.2 million, or 16.5% of our loan portfolio, in first and second mortgages on individuals’ homes, and $35.1 million, or 12.5% of our loan portfolio, in home equity loans.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2004, our individual commercial business loans ranged in size from approximately $650 to $870,000, with an average loan size of approximately $107,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2004, commercial business loans amounted to $44.9 million, or 16.0% of our loan portfolio.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2004, we had not originated any small business loans utilizing government enhancements.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with terms negotiable. At December 31, 2004, our individual consumer loans ranged in size from $500 to $375,000, with an average loan size of approximately $14,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2004, consumer loans amounted to $6.0 million, or 2.2% of our loan portfolio.

Deposit Services

        Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local market. Our out-of-market, or wholesale, certificates of deposits represented 37.7% of total deposits at December 31, 2004. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn has allowed us to maintain our focus on growing our loan portfolio. In anticipation of rising interest rates and our continued growth, we have recently begun to focus on expanding our retail deposit program. We are planning to open two new retail deposit offices, one in the first quarter of

2005 and the other in the third quarter of 2005, which we believe will assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on customer service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

        We offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds, and banking by mail. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our clients. We are associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity Integrated Financial Solutions, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operation.

Competition

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville County and elsewhere.

        As of June 30, 2004, there were 24 financial institutions other than us in Greenville County. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

        We believe our commitment to quality and personalized banking services through our Client FIRST culture is a factor that contributes to our competitiveness.

Market Share

        As of June 30, 2004, the most recent date for which market data is available, total deposits in the bank’s primary service area were almost $7.4 billion, which represented a 11.4% deposit increase from 2003. At June 30, 2004, the bank represented 2.4% of the market. Our plan over the next five years is to grow our deposit base to $300 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which became effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Greenville First Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under  “- Greenville First Bank, N.A. - Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “- Greenville First Bank, N.A. – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Greenville First Bank, N.A.

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

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

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;
o	interest rate risk exposure; and
o	asset quality.

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance - The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. Our FDIC assessment rate is currently 1A or .000036 per million of insured deposits, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions with Affiliates and Insiders - The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

        Dividends - A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

        Branching - National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

        Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act - Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

        Other Regulations - Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to
o	enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations - The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either Greenville First Bancshares, Inc. or Greenville First Bank, N.A. is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

        The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o	submit a capital restoration plan;
o	raise additional capital;
o	restrict their growth, deposit interest rates, and other activities;
o	improve their management;
o	eliminate management fees; or
o	divest themselves of all or a part of their operations.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers - The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies - Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. - New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2. Description of Property

        Our main office facility is located at the corner of Haywood Road and Halton Road in downtown Greenville, South Carolina. The building is a full service banking facility with three drive-through banking stations and an automatic teller machine. We lease this building from Halton Properties, LLC, which is 50% owned by our director Mark A. Cothran, for approximately $342,000 per year. Rental payments are subject to increase in accordance with a formula based on the Consumer Price Index. The lease has an initial term of 20 years, expiring in 2021, with options for three additional five-year renewal periods. We have the option to purchase the building at any time at a price based on a fair market value calculation.

        On March 5, 2004, we received permission from the OCC to open two additional offices. We opened our first office on March 14, 2005, which is located in the Thornblade area of Greenville, South Carolina on The Parkway, near the intersection of I-85 and Pelham Road. We purchased the site for approximately $422,000, and as of December 31, 2004, had committed approximately $1.2 million to construct the office.

        We plan to open the second office, which will be located at 2125 Augusta Road in Greenville, South Carolina, during the third quarter of 2005. We lease the land for this office from Augusta Road Holdings, LLC, which is owned by one of our directors, Mark A. Cothran, for approximately $57,000 per year. Rental payments are subject to increase in accordance with a formula based on the Consumer Price Index. The term of the lease is 99 years. By the end of the third quarter of this year, we expect to have constructed this office for approximately $1.1 million.

        We believe that all of our properties are adequately covered by insurance.

Item 3. Legal Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

        From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol “GVBK.” On September 24, 2004, our common stock began trading on the Nasdaq National Market under the same symbol “GVBK on March 11, 2005, we had approximately 1,000 shareholders of record.

        The following table shows the reported high and low bid information (adjusted for stock splits) reported by the OTC Bulletin Board for 2003 and the first three quarter of 2004 and the high and low sales prices reported by the Nasdaq National Market for the fourth quarter of 2004. The prices listed by the OTC Bulletin Board are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2004	High	Low
First Quarter	$ 24.00	$ 17.91
Second Quarter	21.65	18.40
Third Quarter	19.75	17.00
Fourth Quarter	20.00	18.18

2003	High	Low
First Quarter	$ 9.67	$ 8.67
Second Quarter	11.47	10.83
Third Quarter	12.50	11.67
Fourth Quarter	18.00	15.75

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Greenville First Bank, to pay dividends to us. As a national bank, Greenville First Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency (the “OCC”) will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2004. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights (b)	reflected in column(a))
Equity compensation
plans approved by
security holders (1)	258,750	$7.15	6,500
Equity compensation
plans not approved
by security holders(2)	191,925	$6.67	-

Total	450,675	$6.95	6,500

(1)	The 258,750 of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan will automatically increase each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.
(2)	Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.67 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, pledged, or hypothecated in any way. The 191,925 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2004.

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

GENERAL

        We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A. Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders’ equity. We experienced our first quarterly profit in the third quarter of 2001, and we have been profitable in each subsequent quarter. We became cumulatively profitable in the third quarter of 2003.

        The following table sets forth selected measures of our financial performance for the periods indicated.

	Years Ended December 31,
	2004	2003	2002	2001	2000
			(In thousands)
Total revenues(1)	$9,410	$6,526	$5,181	$3,241	$1,683
Net income (loss)	2,013	1,006	752	(119)	(662)
Total assets	315,811	230,841	170,358	118,565	61,428
Total net loans	276,630	206,077	148,079	95,340	46,025
Total deposits	204,864	168,964	133,563	92,700	49,994

           (1) Total revenue equals net interest income plus total noninterest income.

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

        In addition to earning interest on our loans and investments, we earn income through fees and other charges to our clients. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Effect of Economic Trends

        During the three years ended December 31, 2003 and the six months ended June 30, 2004, our rates on both short-term or variable rate earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve. Beginning in July of 2004, our short-term or variable rates began to increase as the Federal Reserve begin to increase short-term rates.

        During most of 2001 and during 2002, the United States experienced an economic decline. During this period, the economy was affected by lower returns of the stock markets. Economic data led the Federal Reserve to begin an aggressive program of reducing rates that moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points. During the fourth quarter of 2002 and the first quarter of 2003, the Federal Reserve reduced the Federal Funds rate down an additional 75 basis points, bringing the Federal Funds rate to its lowest level in 40 years. During the last six months of 2004, the Federal Reserve increased rates five times for a total of 125 basis points. The Federal Reserve chose to again increase rates 25 basis points at each of their meetings in February and March of 2005.

        Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During all of 2003 and substantially all of the six months ended June 30, 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During 2004, many economists believed the economy began to show signs of strengthening and the Federal Reserve began to increase the short-term interest rates. Many economists believe that the Federal Reserve will continue to increase rates during 2005 and during most of 2006. The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

Summary

        Years ended December 31, 2004 and 2003

        Our net income was $2.0 million and $1.0 million for the years ended December 31, 2004 and 2003, respectively. Our net income in 2004 increased $1.0 million, or 100.0%, compared to our net income in 2003.

        The $1.0 million increase in net income resulted from a $2.5 million increase in net interest income, a $339,779 increase in noninterest income offset by a $260,000 additional provision for loan losses, a $1.0 million increase in noninterest expense and $617,188 higher income tax expense. Our efficiency ratio was 51.58% and 59.04% for the years ended December 31, 2004 and 2003, respectively. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue. For the year ended December 31, 2004, we spent on average $0.52 to earn each $1.00 of revenue.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The continuous growth in our loan portfolio is the primary driver of the increase in net interest income. During the three years ended December 31, 2004, our loan portfolio had increased an average of $60.4 million per year. The growth in 2004 was $70.6 million. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At December 31, 2004, loans represented 87.6% of total assets, while investments and federal funds sold represented 9.7% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market. Therefore, we decided not to begin our retail deposit expansion program until the beginning of 2005. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio. At December 31, 2004, retail deposits represented $127.6 million, or 40.5% of total assets, borrowings represented $79.9 million, or 25.3% of total assets, and wholesale out-of-market deposits represented $77.3 million, or 24.5% of total assets.

        In anticipation of rising interest rates, we opened one retail deposit office, in March of 2005 and the other is expected to open in the third quarter of 2005. We plan to focus our efforts at these two locations on obtaining low cost transaction accounts that are less affected by rising rates.

Also, in anticipation of rising rates, during 2004, we offered aggressive promotional rates on new checking accounts and new money market accounts. The promotional rates offered were 2.00% on checking accounts and 2.25% on money market accounts and were guaranteed until January 31, 2005. Based on prior experience, we anticipate the majority of these funds to be retained at the end of the promotion. Our goal is to increase both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives. We also anticipate the current deposit promotion and the opening of the two new offices will have a negative impact on earnings in the years ending 2005 and 2006. However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

        As more fully discussed in the “- Market Risk” and “- Liquidity and Interest Rate Sensitivity” sections below, at December 31, 2004, 68.0% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus during the three years ended December 31, 2004 has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates.

        Also in anticipation of rising rates, in May 2004 we converted a total of $25.0 million of short-term deposits and borrowings with a term of less than three months into $25.0 million of deposits and borrowings with a weighted average life of five years. At December 31, 2004 72.8% of interest-bearing liabilities had a maturity of less than one year. We believe that we are positioned to benefit from future increases in short-term rates. At December 31, 2004, we had $37.4 million more assets than liabilities that reprice within the next three months.

        We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a “well capitalized” bank. To provide the additional capital needed to support our bank’s growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering. During 2004, we issued 920,000 additional shares of common stock that resulted in $14.9 million of additional capital. The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of December 31, 2004, the company’s regulatory capital levels were over $11.7 million in excess of the various well capitalized requirements.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

        Our net interest income margin for the three years ended December 31, 2004, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities. For the years ended December 31, 2004 and 2003, average interest-earning assets exceeded average interest-bearing liabilities by $14.4 million and $6.9 million, respectively. The estimated $2.5 million cost of the two additional retail offices will reduce the amount by which interest-earning assets exceed interest-bearing liabilities.

        During the three years ended December 31, 2004, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve to lower short-term rates.

        The impact of the Federal Reserve’s actions during the three years ended December 31, 2004, resulted in a decline in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings. Our net interest spread and net interest margins also declined since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the three year period ending December 31, 2004. Our net interest margin for the years ended December 31, 2002, 2003, and 2004 was 3.30%, 3.24% and 3.17%, respectively.

        During the last six months of 2004, the Federal Reserve increased rates five times for a total of 125 basis points. The Federal Reserve actions resulted in our net interest margin increasing during the last six months of 2004. Our net interest margin was 3.35% for the fourth quarter of 2004.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2004, 2003, 2002,

2001, and 2000. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

        Years Ended December 31, 2004, 2003,and 2002

        The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the five years ended December 31, 2004, all investments were taxable. During the same periods, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Years Ended December 31,

	2004			2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
					(In thousands)
Earning assets:
Federal funds sold	$1,842	$23	1.25%	$1,676	$18	1.07%	$2,879	$50	1.74%
Investment securites	22,585	967	4.28%	12,498	517	4.14%	14,913	713	4.78%
Loans	248,115	12,975	5.23%	174,289	9,187	5.27%	123,261	7,390	6.00%

Total earning-assets	272,542	13,965	5.12%	188,463	9,722	5.16%	141,053	8,153	5.78%
Nonearning assets	4,534			6,295			7,112

Total assets	$277,076			$194,758			$148,165

Interest-bearing
liabilities:
NOW accounts	$39,634	$332	0.84%	$30,105	$127	0.42%	$27,367	$261	0.95%
Savings & money
market	43,188	630	1.46%	22,822	129	0.57%	22,811	316	1.39%
Time deposits	99,419	2,608	2.62%	90,585	2,511	2.77%	71,846	2,584	3.60%

Total interest-bearing
deposits	182,241	3,570	1.96%	143,512	2,767	1.93%	122,024	3,161	2.59%
FHLB advances	54,515	1,204	2.21%	27,569	591	2.14%	7,090	216	3.05%
Other borrowings	21,375	543	2.54%	10,478	260	2.48%	5,293	115	2.17%

Total interest-bearing
liabilities	258,131	5,317	2.06%	181,559	3,618	1.99%	134,407	3,492	2.60%

Noninterest bearing
liabilities	2,675			2,356			4,023
Shareholders' equity .	16,270			10,843			9,735

Total liabilities and
shareholders' equity	$277,076			$194,758			$148,165

Net interest spread			3.06%			3.17%			3.18%
Net interest income/
margin		$8,648	3.17%		$6,104	3.24%		$4,661	3.30%

        Our net interest spread was 3.06% for the year ended December 31, 2004, compared to 3.17% for the year ended December 31, 2003 and 3.18% for the year ended December 31, 2002. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        The net interest margin is calculated as net interest income divided by average interest-earning assets.

Our net interest margin for the period ended December 31, 2004 was 3.17%, compared to 3.24% for the year ended December 31, 2003 and 3.30% for the year ended December 31, 2002. During 2004, interest-earning assets averaged $272.5 million, compared to $188.5 million in 2003 and $141.1 million in 2002.

        The net interest spread and net interest margin declined during the three years ended December 31, 2004 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates declined over most of the three year period.

        Net interest income, the largest component of our income, was $8.6 million, $6.1 million, and $4.7 million, for the years ended December 31, 2004, 2003, and 2002, respectively. The significant increase in both 2004 and 2003 related to the net effect of higher levels of both average earning assets and interest-bearing liabilities, offset by a slightly lower net interest margin. In 2004 and 2003, average earning assets increased $84.1 million and $47.4 million, respectively. During the same periods, average interest-bearing liabilities increased $76.6 million and $47.2 million, respectively.

        The $2.5 million increase in net interest income for the year ended December 31, 2004 compared to the same period in 2003 resulted from a $2.7 million increase in net interest income due to higher volume offset by a $185,000 decrease in net interest income due change in rate. The $1.4 million increase in net interest income for the year ended December 31, 2003 compared to the same period in 2002 resulted from a $1.6 million increase in net interest income due to volume offset by a $151,000 decrease in net interest income due to rate. The increases in net income were caused by higher average earning assets and interest-bearing liabilities. The decreases in net interest income were caused by the lower net interest margin.

        Interest income for the year ended December 31, 2004 was $14.0 million, consisting of $13.0 million on loans, $966,653 on investments, and $22,751 on federal funds sold. Interest income for 2003 was $9.7 million, consisting of $9.2 million on loans, $517,005 on investments, and $18,171 on federal funds sold. Interest on loans for the years ended December 31, 2004 and 2003 represented 92.9% and 94.5%, respectively, of total interest income, while income from investments and federal funds sold represented 7.1% and 5.5% of total interest income for the years ended December 31, 2004 and 2003, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 91.0% and 92.5% of average interest-earning assets for the years ended December 31, 2004 and 2003, respectively. Included in interest income on loans for the years ended December 31, 2004 and 2003 was $496,119 and $349,887, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

        Interest expense for the year ended December 31, 2004 was $5.3 million, consisting of $3.6 million related to deposits and $1.7 million related to borrowings. Interest expense for the year ended December 31, 2003 was $3.6 million, consisting of $2.8 million related to deposits and $850,989 related to borrowings. Interest expense on deposits for the years ended December 31, 2004 and 2003 represented 67.2% and 76.5%, respectively, of total interest expense, while interest expense on borrowings represented 32.8% and 23.5%, respectively, of total interest expense. The smaller increase in interest expense on deposits compared to the increase in interest on borrowings during the year ended December 31, 2004 resulted from our decision to delay our retail deposit office expansion program and instead utilize additional borrowings from both the FHLB, and from the sale of securities under agreements to repurchase with brokers. During the year ended December 31, 2004, average deposits were higher by $38.7 million than for the same period 2003, while other borrowings during the year ended December 31, 2003 were $37.8 million higher than for the same period in 2003.

        During the year ended December 31, 2004, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings. Both the short-term borrowings related to the sale of securities under agreements to repurchase and the FHLB advances provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

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

	Average Balances, Income and Expenses, and Rates
	For the Years Ended December 31,
	(Dollars in thousands)
	2001			2000
	Average	Income	Yields	Average	Income	Yields
	Balance	Expense	Rate	Balance	Expense	Rate
Federal funds sold	$3,716	$160	4.31%	$6,059	$388	6.40%
Investment securities	15,456	963	6.23%	6,934	442	6.37%
Loans	67,046	5,187	7.74%	23,798	2,318	9.74%

Total earning-assets	86,218	6,310	7.32%	36,791	3,148	8.56%
Nonearnings assets	5,364			4,203

Total assets	$91,582			$40,994

NOW accounts	12,559	$164	1.31%	$7,410	$234	3.16%
Savings & money market	19,588	675	3.45%	9,267	513	5.54%
Time deposits	42,982	2,405	5.60%	11,553	777	6.72%

Total interest-bearing
deposits	75,129	3,244	4.32%	28,230	1,524	5.40%
FHLB advance	1,858	74	3.98%	-	-	-%
Other borrowings	1,333	35	2.63%	-	-	-%

Total interest-bearing
liabilities	78,320	3,353	4.28%	28,230	1,524	5.40%

Noninterest bearing liabilities	3,813			3,082
Shareholders' equity	9,449			9,682

Total liabilities and
shareholders' equity	$91,582			$40,994

Net interest spread			3.04%			3.16%
Net interest income/ margin		$2,957	3.43%		$1,624	4.41%

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

		Years Ended
	December 31, 2004 vs. 2003				December 31, 2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(In thousands)
Interest income
Loans	$3,883	(73)	(23)	3,787	3,059	(893)	(370)	1,796
Investment securities	417	18	15	450	(115)	(96)	16	(195)
Federal funds sold	2	3	--	5	(21)	(19)	8	(32)

Total interest income	4,302	(52)	(8)	4,243	2,923	(1,008)	(346)	1,569

Interest expense
Deposits	743	44	16	803	557	(808)	(142)	(393)
FHLB advances	578	18	17	613	624	(64)	(185)	375
Other borrowings	270	6	6	282	114	15	15	144

Total interest expense	1,591	68	39	1,698	1,295	(857)	(312)	126

Net interest income	$2,711	(120)	(47)	2,544	1,628	(151)	(34)	1,443

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “- Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Included in the statement of income for the years ended December 31, 2004 and 2003 is a noncash expense related to the provision for loan losses of $1.3 million and $1.1 million, respectively. The additional provision added to our allowance for loan losses in each year resulted in a net increase in the allowance for loan losses of $1.0 million for the year ended December 31, 2004 and $881,001 for the year ended December 31, 2003. The allowance for loan losses did not increase by the entire amount of each of the two provisions for loan losses because we reported net charge-offs of $298,505 and $168,999 for the years ended December 31, 2004 and 2003, respectively. The $298,505 net charge-offs during 2004 represented 0.12% of the average outstanding loans portfolio for the year ended December 31, 2004. The $168,999 net charge-offs during 2003 represented 0.10% of the average outstanding loan portfolio for the year ended December 31, 2003. The $1.0 million and the $881,001 increases in the allowance for the years ended December 31, 2004 and 2003, respectively, related to our decision to increase the allowance in response to the $71.6 million and the $58.9 million growth in loans for the years ended December 31, 2004 and 2003, respectively. The loan loss reserve was $3.7 million and $2.7 million as of December 31, 2004 and 2003, respectively. The allowance for loan losses as a percentage of gross loans was 1.33% at December 31, 2004 and 1.30% at December 31, 2003, while the percentage of nonperforming loans to gross loans was 0.30% and 0.21% at December 31, 2004 and 2003, respectively.

Noninterest Income

        The following tables set forth information related to our noninterest income.

	Years ended December 31,
	2004	2003	2002
Loan fee income	$146,986	183,932	155,401
Service fees on deposits	296,100	251,938	182,667
Write-down on real estate owned	(2,725)	(253,699)	-
Other income	321,102	239,513	182,183

Total noninterest income	$761,463	421,684	520,251

        Years ended December 31, 2004 and 2003

        Noninterest income for the year ended December 31, 2004 was $761,463, an increase of $339,779 compared to noninterest income of $421,684 during the same period in 2003. During 2003, we incurred a $253,699 write-down on real estate that was previously acquired in foreclosure and was sold in December 2003 compared to only a $2,725 write-down on real estate in 2004. Excluding the $250,974 net difference in the loss on real estate owned in 2003 compared to 2004, noninterest income from loan and service fees and other noninterest income in 2004 increased $88,805, or 21.1%, from 2003.

        Loan fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party. Loan fees were $146,986 and $183,932 for the years ended December 31, 2004 and 2003, respectively. The $36,946 decrease relates primarily to the $90,467 reduction in mortgage origination fees. We received $16,591 of mortgage origination fees in 2004 compared to $107,058 in 2003. We anticipate that the level of mortgage origination fees will remain low as the mortgage refinancing business has declined due to higher mortgage rates currently being offered. As a result of our larger loan portfolio, late fees and other related loans fees increase $53,521 in 2004 compared to 2003.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions. Deposit fees were $296,100 and $251,938 for the years ended December 31, 2004 and 2003, respectively. The additional $44,162 of income related to both higher service charges and an increase in NSF transactions which resulted from the larger number of client accounts. NSF income was $188,880 and $160,260 for the years ended December 31, 2004 and 2003, respectively, representing 63.8% of total service fees on deposits in 2004 compared to 63.6% of total service fees on deposits in 2003.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $321,102 and $239,513 for the years ended December 31, 2004 and 2003, respectively. The $81,589 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees. The ATM transaction fees were $290,143 and $213,844 for the years ended December 31, 2004 and 2003, respectively. The ATM transaction fees represented 90.4% and 89.3% of total other income for the years ended December 31, 2004 and 2003, respectively. Included in noninterest data processing and related costs was $252,581 and $201,970 related to corresponding transaction costs associated with ATM transaction fees for the years ended December 31, 2004 and 2003, respectively. The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2004 and 2003 was $37,562 and $11,874, respectively.

Noninterest expenses

        The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
	2004	2003	2002
Compensation and benefits	$2,497,445	1,983,204	1,768,878
Professional fees	213,168	175,126	153,257
Marketing	292,043	159,486	123,553
Insurance	128,978	110,219	93,282
Occupancy	603,033	587,992	587,783
Data processing and related costs	813,097	625,779	473,577
Telephone	32,216	22,097	23,674
Other	273,315	188,946	154,478

Total noninterest expense	$4,853,295	3,852,849	3,378,482

         Years ended December 31, 2004 and 2003

        We incurred noninterest expenses of $4.9 million for the year ended December 31, 2004, compared to $3.9 million for the year ended December 31, 2003. Average interest-earning assets increased 44.6% during this period, while general and administrative expense increased by only 26.0%.

        The $514,241 increase in compensation and benefits and $187,318 increase in additional data processing and related costs accounted for 70.1% of the $1.0 million increase in noninterest expense for the year ended December 31, 2004 compared to the same period in 2003. The remaining $298,887 increase resulted primarily from increases of $38,042 in professional fees, $132,557 in marketing costs, $18,759 in insurance expenses, and $84,369 in other expenses. A significant portion of the increase in professional fees related to additional audit expenses. The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

        Occupancy expense, which represented 12.4% and 15.3% of total noninterest expense for the years ended December 31, 2004 and 2003, respectively, increased only $15,041. Occupancy expense was $603,033 and $587,992 for the years ended December 31, 2004 and 2003, respectively.

        The following tables set forth information related to our compensation and benefits.

	Years ended December 31,
	2004	2003	2002
Base compensation	$1,708,492	1,396,373	1,272,785
Incentive compensation	570,049	420,000	352,000

Total compensation	2,278,541	1,816,373	1,624,785
Benefits	341,124	285,941	245,263
Capitalized loan origination costs	(122,220)	(119,110)	(101,170)

Total compensation and benefits	$2,497,445	1,983,204	1,768,878

        Compensation and benefits expense was $2.5 million and $2.0 million for the years ended December 31, 2004 and 2003, respectively. Compensation and benefits represented 51.5% of our total noninterest expense in both of the years ended December 31, 2004 and 2003. The $514,241 increase in compensation and benefits expense in 2004 compared to 2003 resulted from increases of $312,119 in base compensation, $150,049 in additional incentive compensation, and $55,183 in higher benefits costs, offset by an increase of $3,110 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loans as a reduction of loan interest income.

        The $312,119 increase in base compensation expense related to the additional employees needed to support the growth in earning assets and related deposit expenses, plus the impact of annual salary increases. Incentive compensation represented 25.0% and 23.1% of total compensation for the years ended December 31, 2004 and 2003, respectively. Approximately 33.4% of the total pay for the seven highest compensated officers was earned and accrued in the form of incentive compensation because we believe that a significant portion of the compensation for our officers should be tied to their level of performance. Benefits expense increased $55,183 in the year ended December 31, 2004 compared to the year ended December 31, 2003. Benefits expense represented 15.0% and 15.7% of the total compensation for the years ended December 31, 2004 and 2003, respectively.

        The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2004	2003	2002
Data processing costs	$420,588	292,526	208,943
ATM transaction expense	252,581	201,970	152,563
Courier expense	74,166	61,826	52,209
Other expenses	65,762	69,457	59,862

Total data processing and related costs	$813,097	625,779	473,577

        Data processing and related costs were $813,097 and $625,779 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, our data processing costs for our core processing system were $420,588 compared to $292,526 for the year ended December 31, 2003. We have contracted with an outside computer service company to provide our core data processing services.

        Data processing costs increased $128,062, or 43.8%, for the year ended December 31, 2004 compared to the same period in 2003. The increases in costs were caused by the higher number of loan and deposit accounts. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

        We receive ATM transaction income from transactions performed by our clients. Since we also outsource this service, we are charged related transaction fees from our ATM service provider. ATM transaction expense was $252,581 and $201,970 for the years ended December 31, 2004 and 2003, respectively. The increase relates to the higher transaction volume during the respective periods.

        Income tax expense was $1.2 million for the year ended December 31, 2004 compared to $616,534 for the year ended December 31, 2003. The $617,188 increase related to the higher level of income before taxes.

Balance Sheet Review

General

        At December 31, 2004, we had total assets of $315.8 million, consisting principally of $276.6 million in loans, $29.2 million in investments, $1.4 million in federal funds sold, and $3.9 million in cash and due from banks. Our liabilities at December 31, 2004 totaled $287.7 million, consisting principally of $204.9 million in deposits, $60.7 million in FHLB advances, $13.1 million of short-term borrowings, and $6.2 million of junior subordinated debentures. At December 31, 2004, our shareholders’ equity was $28.1 million.

Federal Funds Sold

        At December 31, 2004, our $1.4 million in short-term investments in federal funds sold on an overnight basis comprised .4% of total assets, compared to $2.8 million, or 1.2% of total assets, at December 31, 2003. As a result of the historically low yields paid for federal funds sold during the last three years, we have maintained a lower than normal level of federal funds.

Investments

        At December 31, 2004, the $29.2 million in our investment securities portfolio represented approximately 9.2% of our total assets. We held U.S. Government agency securities, mortgage-backed securities, Federal reserve stock and Federal Home loan bank stock with a fair value of $25.2 million and an amortized cost of $25.2 million for an unrealized gain of $75,739. As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

        Contractual maturities and yields on our investments at December 31, 2004 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
Available for Sale
U.S. Government
sponsored agency	$1,053	5.45%	$-	-	$-	-	$1,053	5.45%
Mortgage-backed
securities	-	-	1,708	4.04%	9,399	4.14%	11,107	4.14%

Total	$1,053	5.45%	$1,708	4.04%	$9,399	4.14%	$12,160	4.24%

Held to Maturity
Mortgage-backed
securities	$-	-	$758	3.77%	$12,381	4.31%	$13,139	4.28%

        At December 31, 2004, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.1 million, $4.9 million, and $19.3 million, respectively.

        Other investments at December 31, 2004 consisted of Federal Reserve Bank stock with a cost of $485,150, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $3.2 million. At December 31, 2003, we owned Federal Reserve Bank stock with a cost of $485,150, Federal Home Loan Bank stock with a cost of $1.6 million, and an investment in the Trust of $186,000.

        The amortized costs and the fair value of our investments at December 31, 2004, 2003, and 2002 are shown in the following table

	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value	Costs	Value
			(Dollars in thousands)
Available for Sale
U.S. Government sponsored agencies	$1,014	$1,053	$1,022	$1,098	$9,641	9,784
Mortgage-backed securities	11,070	11,107	2,460	2,531	4,727	4,808

Total	$12,084	$12,160	$3,482	$3,629	$14,368	14,592

Held to Maturity
Mortgage-backed securities
	$13,139	$13,089	$9,834	$9,761	$-	-

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2004 and 2003 were $248.1 million and $174.3 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2004 and 2003 were $280.3 million and $208.8 million, respectively.

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

        The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2004.

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
					(Dollars in thousands)
Real Estate:
Commercial
Owner occupied	$54,323	19.4%	$39,301	18.8%	$22,653	15.1%	$16,533	17.1%	$5,589	12.0%
Nonowner occupied	76,284	27.2%	53,898	25.8%	43,077	28.7%	22,813	23.6%	13,435	28.8%
Construction	12,212	4.4%	10,878	5.2%	4,008	2.7%	8,292	8.6%	2,422	5.2%

Total commercial
real estate	142,819	51.0%	104,077	49.8%	69,738	46.5%	47,638	49.3%	21,446	46.0%

Consumer
Residential	46,240	16.5%	35,823	17.2%	25,500	17.0%	12,899	13.4%	6,367	13.7%
Home equity	35,085	12.5%	24,278	11.6%	18,069	12.1%	8,937	9.3%	4,695	10.1%
Construction	5,938	2.1%	4,365	2.1%	4,200	2.8%	3,972	4.1%	1,971	4.2%

Total consumer
real estate	87,263	82.1%	64,466	30.9%	47,769	31.9%	25,808	26.8%	13,033	28.0%

Total real estate	230,082	31.1%	168,543	80.7%	117,507	78.4%	73,446	76.1%	34,479	74.0%
Commercial business	44,872	16.0%	36,107	17.3%	28,192	18.8%	20,529	21.3%	9,283	19.9%
Consumer - other	6,035	2.1%	4,662	2.2%	4,591	3.1%	2,813	2.9%	2,971	6.4%
Deferred origination
fees, net	(642)	(0.2)%	(530)	(0.2)%	(387)	(0.3)%	(256)	(.3)%	(108)	(0.3%

Total gross loans,
net of deferred fees	280,347	100.0%	208,782	100.0%	149,903	100.0%	96,532	100.0%	46,625	100.0%

Less - allowance
for loan losses	(3,717)		(2,705)		(1,824)		(1,192)		(600)

Total loans, net	$276,630		$206,077		$148,079		$95,340		$46,025

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2004.

		After one
	One year	but within	After five
	or less	five years	years	Total
		(In thousands)
Real estate- mortgage	$36,665	147,199	28,058	211,922
Real estate- construction	6,093	8,560	3,507	18,160

Total real estate	42,758	155,759	31,565	230,082
Commercial	27,927	16,532	413	44,872
Consumer- other	3,328	2,367	340	6,035
Deferred origination fees, net	(132)	(425)	(85)	(642)

Total gross loan, net of
deferred fees	$73,881	174,233	32,233	280,347

Loans maturing -
after one year with
Fixed interest rates				$70,356
Floating interest rates				$136,180

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

        The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2004.

	December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Balance, beginning of year	$2,705	1,824	1,192	600	-
Loans charged-off	(335)	(173)	(418)	(8)	-
Recoveries of loans
previously
charged-off	37	4	-	-	-

Net loans charged-off	$(298)	(169)	(418)	(8)	-
Provision for loan losses	1,310	1,050	1,050	600	600

Balance, end of year	$3,717	2,705	1,824	1,192	600

Allowance for loan losses to gross
loans	1.33%	1.30%	1.22%	1.24%	1.29%
Net charge-offs to average loans	0.12%	0.10%	0.34%	0.01%	-

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2004.

	2004	2003	2002	2001	2000
		(Dollars in thousands)

Loans over 90 days past due	$683	396	3	360	-

Loans on nonaccrual:
Mortgage	339	150	-	360	-
Commercial	385	224	100	-	-
Consumer	14	70	13	-	-

Total nonaccrual loans	739	444	113	360	-

Total of nonperforming loans	739	444	113	360	-
Other nonperforming assets	28	-	525	-	-

Total nonperforming assets	$767	444	638	360	-

Percentage of total assets	0.27%	0.19%	0.37%	0.30%	-
Percentage of nonperforming loans and
assets to gross loans	0.30%	0.21%	0.43%	0.37%	-
Allowance for loan losses to gross loans	1.33%	1.30%	1.22%	1.24%	1.29%
Net charge-offs to average loans	0.12%	0.10%	0.34%	0.01%	-

        At December 31, 2004 and December 31, 2003, the allowance for loan losses was $3.7 million and $2.7 million, respectively, or 1.33% and 1.30%, respectively, of outstanding loans. During the years ended December 31, 2004 and 2003, our net charged-off loans were $298,505 and $168,999, respectively.

        At December 31, 2004, nonaccrual loans represented 0.27%. At December 31, 2004 and December 31, 2003, we had $739,126 and $443,939 of loans, respectively, on nonaccrual status. The increase in mortgage loans on nonaccrual status related primarily to one loan that was adequately secured by real estate. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

        The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2004 and 2003 was approximately $9,200 and $6,100, respectively. The amount of interest income recorded in 2004 for loans that were on nonaccrual at December 31, 2004 was approximately $10,000, and was approximately $6,100 in 2003.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the amount of out-of-market deposits will decline after we open additional retail deposit offices. The amount of out-of-market deposits was $77.3 million at December 31, 2004 and $79.6 at December 31, 2003.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 135%, 122%, and 124% at, December 31, 2004, 2003, and 2002, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2004, 2003, and 2002.

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing
demand deposits	$15,081	-%	$14,852	-%	$11,001	-%
Interest bearing
demand deposits	24,552	1.35%	15,253	0.83%	16,366	1.59%
Money market accounts	41,892	1.49%	21,029	0.61%	22,019	1.39%
Savings accounts	1,296.34%		1,793	0.41%	792	1.31%
Time deposits less
than $100,000	23,611	2.48%	31,171	3.09%	32,687	3.88%
Time deposits greater
than $100,000	75,809	2.67%	59,414	2.59%	39,159	3.36%

Total Deposits	$182,241	1.96%	$143,512	1.93%	$122,024	2.59%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $107.8 million, $89.9 million, and $82.7 million at December 31, 2004, December 31, 2003, and December 31, 2002, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2004 and 2003 is as follows:

	2004	2003
	(Dollars in thousands)
Three months or less	$19,328	$19,272
Over three through six months	14,050	16,416
Over three through twelve months .	21,302	24,983
Over twelve months	29,339	18,437

Total	$84,019	$79,108

        The amount of time deposits over $100,000 or more for the years ended December 31, 2004 and 2003 resulted from the utilization of deposits that were obtained outside of our primary market.

Capital Resources

        Total shareholders’ equity was $28.1 million at December 31, 2004 and $11.2 million at December 31, 2003. The $16.9 million increase between 2004 and 2003 primarily resulted from $14.9 million net proceeds from the issuance of 920,000 shares of common stock, the $2.0 million of net income earned during 2004, less a $47,008 decrease in unrealized gain on investment securities, net of tax.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2004. Since our inception, we have not paid cash dividends.

	2004	2003	2002
Return on average assets	0.73%	0.52%	0.51%
Return on average equity	12.37%	9.28%	7.72%
Equity to assets ratio	5.87%	5.57%	6.71%

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

        The following table sets forth the holding company’s and the bank’s various capital ratios at December 31, 2004, 2003, and 2002. For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	2004		2003		2002
	Holding		Holding		Holding
	Company	Bank	Company	Bank	Company	Bank
Total risk-based capital	14.6%	13.7%	10.2%	10.1%	8.6%	10.3%
Tier 1 risk-based capital	13.4%	12.4%	7.8%	8.8%	7.4%	9.1%
Leverage capital	11.0%	10.2%	6.1%	7.7%	6.1%	7.5%

Borrowings

        The following table outlines our various sources of borrowed funds during the years ended December 31, 2004, 2003, and 2002, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period- End	Maximum Month-end	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the Year
Ended December 31, 2004
Federal Home Loan Bank advances	$60,660	2.82%	$58,400	$54,515	2.21%
Securities sold under agreement to
repurchase	13,100	2.25%	14,637	13,643	1.43%
Federal funds purchased	-	2.44%	-	332	1.46%
Correspondent bank line of credit	-	4.40%	3,000	1,214	3.38%
Junior subordinated debentures	6,186	5.65%	6,186	6,186	4.88%
At or for the Year
Ended December 31, 2003
Federal Home Loan Bank advances	$32,500	2.00%	$40,000	$27,569	2.14%
Securities sold under agreement to
repurchase	9,297	1.12%	9,865	5,689	1.23%
Federal funds purchased	-	1.40%	1,556	450	1.56%
Correspondent bank line of credit	-	3.12%	3,000	1,332	3.23%
Junior subordinated debentures	6,186	4.56%	6,186	3,107	4.54%
At or for the Year
Ended December 31, 2002
Federal Home Loan Bank advances	$13,000	2.35%	$13,000	$7,090	3.05%
Securities sold under agreement to
repurchase	7,892	1.38%	7,892	4,349	1.93%
Federal funds purchased	1,215	1.65%	1,215	411	1.95%
Correspondent bank line of credit	2,500	3.00%	2,500	702	3.42%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $51.6 million, of which $17.6 million was at fixed rates and $34.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2004, there was a $2.5 million commitment under a letter of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 66.5% of our loans were variable rate loans at December 31, 2004 and we were asset sensitive during most of the year ended December 31, 2004. As of December 31, 2004, we expect to be asset sensitive for the first three months, then we expect to be liability sensitive for the following nine months because substantially all of our variable rate loans repriced within the first three months of the year but a majority of our deposits will reprice over a 12-month period. The ratio of cumulative gap to total earning assets after 12 months was 1.5% because $4.6 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At December 31, 2004 and 2003, our liquid assets amounted to $5.3 million and $6.9 million, or 1.7% and 3.0% of total assets, respectively. Our investment securities at December 31, 2004 and 2003 amounted to $29.2 million and $15.8 million, or 9.2% and 6.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, substantially all of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2003 and 2004, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain two federal funds purchased lines of credit with correspondent banks totaling $13.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2004 was $25.0 million, assuming that the bank’s $3.2 million investment in FHLB stock, as well as qualifying mortgages, would be available to secure any future borrowings.

        We believe that our existing stable base of core deposits, borrowings from the FHLB, short-term repurchase agreements, and proceeds we received from our secondary offering will enable us to successfully meet our long-term liquidity needs.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2004, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
			(In thousands)
Interest-earning assets:
Federal funds sold	$1,394	$-	$-	$-	$1,394
Investment securities	1,572	4,716	15,511	3,500	25,299
Loans	196,066	10,374	54,704	19,105	280,249

Total earning assets	$199,032	$15,090	$70,215	$22,605	$306,942

Interest-bearing liabilities:
Money market and NOW	$87,081	$-	$-	$-	$87,081
Regular savings	1,244	-	-	-	1,244
Time deposits	23,369	39,845	29,927	5,834	98,986
Repurchase agreements	13,100	-	-	-	13,100
FHLB advances	30,660	8,000	5,000	17,000	60,660
Junior subordinated debentures	6,186	-	-	-	6,186

Total interest-bearing
liabilities	$161,640	$47,845	$34,927	$22,834	$267,246

Period gap	$37,392	$(32,755)	$35,288	$(229)
Cumulative gap	37,392	4,637	39,925	39,696
Ratio of cumulative gap total
assets total assets	12.2%	1.5%	13.0%	12.9%

   Accounting, Reporting, and Regulatory Matters

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the company beginning as of the quarter ending March 31, 2006.

The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The company is in the process of determining the effect of adoption which will be recognized in the statement of income.

        In January 2004, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2004. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2004, regardless of when the variable interest entity was established. The adoption of FIN No. 46 will not have a material effect on the Company’s financial position or results of operations. As a result of adoption of FIN No. 46, the Company deconsolidated the Trust for periods ended December 31, 2004, and has restated the periods ended December 31, 2004 to reflect the deconsolidation.

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

        In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan commitments,” to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial condition or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors
Greenville First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

        We have audited the accompanying consolidated balance sheets of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Elliott Davis, LLC
Greenville, South Carolina
February 11, 2005

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Cash and due from banks	$3,943,877	$4,104,697
Federal funds sold	1,394,459	2,842,594
Investment securities available for sale	12,159,674	3,628,996
Investment securities held to maturity-
(fair value $13,088,613 and $9,761,305)	13,138,697	9,834,324
Other investments, at cost	3,863,850	2,296,150
Loans, net	276,630,484	206,076,833
Accrued interest	1,145,810	756,905
Property and equipment, net	2,013,995	824,259
Other real estate owned	28,000	-
Other assets	1,492,352	476,463

Total assets	$315,811,198	$230,841,221

Liabilities
Deposits	$204,864,142	$168,963,595
Official checks outstanding	1,384,480	1,575,357
Federal funds purchased and repurchase agreements	13,099,999	9,296,999
Federal Home Loan Bank advances	60,660,000	32,500,000
Junior subordinate debentures	6,186,000	6,186,000
Accrued interest payable	620,014	572,272
Accounts payable and accrued expenses	917,975	560,030

Total liabilities	287,732,610	219,654,253

Commitments and contingencies - notes 13 and 16
Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares. Issued and outstanding 2,647,994 and
1,724,994 at December 31, 2004 and December 31, 2003, respectively	26,480	17,250
Additional paid-in capital	25,546,259	10,629,450
Accumulated other comprehensive income	49,989	96,997
Retained earnings	2,455,860	443,271

Total shareholders' equity	28,078,588	11,186,968

Total liabilities and shareholders' equity	$315,811,198	$230,841,221

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended
	December 31,
	2004	2003
Interest income
Loans	$12,975,296	$9,186,378
Investment securities	966,653	517,005
Federal funds sold	22,751	18,171

Total interest income	13,964,700	9,721,554

Interest expense
Deposits	3,570,263	2,766,951
Borrowings	1,746,294	850,989

Total interest expense	5,316,557	3,617,940

Net interest income	8,648,143	6,103,614
Provision for loan losses	1,310,000	1,050,000

Net interest income after provision for loan losses	7,338,143	5,053,614

Noninterest income
Loan fee income	$146,986	$183,932
Service fees on deposit accounts	296,100	251,938
Write-down of real estate owned	(2,725)	(253,699)
Other income	321,102	239,513

Total noninterest income	761,463	421,684

Noninterest expenses
Compensation and benefits	2,497,445	1,983,204
Professional fees	213,168	175,126
Marketing	292,043	159,486
Insurance	128,978	110,219
Occupancy	603,033	587,992
Data processing and related costs	813,097	625,779
Telephone	32,216	22,097
Other	273,315	188,946

Total noninterest expenses	4,853,295	3,852,849

Income before income taxes expense	3,246,311	1,622,449

Income tax expense	1,233,722	616,534

Net income	$2,012,589	$1,005,915

Earnings per common share:
Basic	$1.02	$.58

Diluted	$.90	$.53

Weighted average common shares outstanding
Basic	1,972,087	1,724,994

Diluted	2,239,702	1,881,129

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

				Accumulated
			Additional	other	Retained	Total
	Common stock		paid-in	comprehensive	earnings	shareholders'
	Shares	Amount	capital	income	(deficit)	equity
December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789
Net income	-	-	-	-	1,005,915	1,005,915
Stock split - 3 for 2	574,994	5,750	(5,750)
Comprehensive loss, net of tax -
Unrealized holding loss on
securities available for sale				(50,736)		(50,736)

Comprehensive income	-	-	-	-	-	955,179

December 31, 2003	1,724,994	17,250	10,629,450	96,997	443,271	11,186,968

Net income	-	-	-	-	2,012,589	2,012,589
Comprehensive loss, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	(47,008)	-	(47,008)

Comprehensive income	-	-	-	-	-	1,965,581
Proceeds from sale of
Common stock, net	920,000	9,200	14,896,829	-	-	14,906,029
Exercise of warrants	3,000	30	19,980	-	-	20,010

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2004	2003
Operating activities
Net income	$2,012,589	$1,005,915
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	1,310,000	1,050,000
Depreciation and other amortization	163,738	162,618
Write-down of real estate owned	2,725	253,699
Accretion and amortization of securities
discounts and premium, net	94,394	94,773
Increase in deferred taxes asset	(244,837)	(654,653)
Decrease (increase) in other assets, net	(1,162,682)	692,079
Increase in other liabilities, net	239,027	778,194

Net cash provided by operating activities	2,414,954	3,382,625

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(72,169,136)	(59,047,821)
Purchase of property and equipment	(1,353,474)	(200,935)
Purchase of investment securities:
Available for sale	(9,983,843)	-
Held to maturity	(5,585,719)	(10,158,438)
Other investments	(4,575,000)	(2,971,150)
Payments and maturity of investment securities:
Available for sale	1,340,037	10,103,883
Held to maturity	2,228,854	1,011,777
Other investments	3,007,300	1,580,000
Proceeds from sale of real estate acquired in settlement of loans	277,486	-

Net cash used for investing activities	(86,813,495)	(59,682,684)

Financing activities
Increase in deposits, net	35,900,547	35,400,325
Increase in short-term borrowings	3,803,000	189,999
Decrease in other borrowings	-	(2,500,000)
Proceeds from issuance of junior subordinate debentures	-	6,186,000
Increase in Federal Home Loan Bank advances	28,160,000	19,500,000
Proceeds from sale of common stock, net	14,906,029	-
Proceeds from the exercise of stock warrants	20,010	-

Net cash provided by financing activities	82,789,586	58,776,324

Net increase (decrease) in cash and cash equivalents	(1,608,955)	2,476,265
Cash and cash equivalents at beginning of the year	6,947,291	4,471,026

Cash and cash equivalents at end of the year	$5,338,336	$6,947,291

Supplemental information
Cash paid for
Interest	$5,268,815	$3,651,740

Income taxes	$2,148,425	$580,040

Schedule of non-cash transactions
Foreclosure of real estate	$308,210	$--

Unrealized loss on securities, net of income taxes	$47,008	$50,736

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

        On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,724,994 after adjustment of 3 for 2 stock split). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

        On June 26, 2003, the Trust offered and sold $6,000,000 of floating rate securities. The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.

        On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split. All fractional shares were paid in cash. The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

        On September 24, 2004, the Company sold 800,000 shares of its common stock and on October 15, 2004 sold 120,000 additional shares for a total of 920,000 shares. All shares were sold at $17.875 per share. The offering raised approximately $14.9 million, net of underwriting discounts, commissions and offering expenses.

        The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Greenville First Bank, N.A. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in Interpretation number 46, the operations of the Trust have not been consolidated in these financial statements.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Investment securities
The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The statement requires investments in equity and debt securities to be classified into three categories:

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

Other investments
The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stock and it has no quoted market value. However, redemption of these stocks has historically been at par value. Other investments also include an $186,000 investment in the Trust.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

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

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Income taxes
The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Stock based compensation
The Company has a stock-based employee compensation plan that is further described in Note 18. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The 2003 amounts have been restated for the 3 for 2 stock split.

	For the years ended December 31,
	2004	2003
Net income, as reported	$2,012,589	$1,005,915
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(82,876)	(78,452)

Pro forma net income	$1,929,713	$927,463
Earnings per common share:
Basic - as reported	$1.02	$.58
Basic - pro forma	$.98	$.54
Diluted - as reported	$.90	$.53
Diluted - pro forma	$.86	$.49

The fair market value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2004 and 2003, risk-free interest rate of 3.00% for 2004 and 2003, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.

Statement of cash flows
For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and Due from Banks and Federal Funds Sold.” Cash and cash equivalents have an original maturity of three months or less.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Reclassifications Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders’ equity or net income.

Earnings per common share
The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004 and 2003. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. The 2003 numbers of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	For the years ended December 31,
	2004	2003
Basic Earnings Per Share
Average common shares	1,972,087	$1,724,994
Net income	$2,012,589	$1,005,915
Earnings per share	$1.02	$.58
Diluted Earnings Per Share
Average common shares outstanding	1,972,087	1,724,994
Average dilutive common shares	267,615	156,135

Adjusted average common shares	2,239,702	1,881,129
Net income	$2,012,589	$1,005,915
Earnings per share	$.90	$.53

Recently issued accounting pronouncements

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for the company beginning as of the quarter ending March 31, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The company is in the process of determining the effect of adoption which will be recognized in the statement of income.

            In January 2004, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2004. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2004, regardless of when the variable interest entity was established. The adoption of FIN No. 46 will not have a material effect on the Company’s financial position or results of operations. As a result of adoption of FIN No. 46, the Company deconsolidated the Trust for periods ended December 31, 2004, and has restated the periods ended December 31, 2004 to reflect the deconsolidation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

        In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan commitments,” to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial condition or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2004 and 2003, the bank had $1,019,060 and $766,185, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3 – FEDERAL FUNDS SOLD

        The Bank’s cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis. At December 31, 2004 and 2003, federal funds sold amounted to $1,394,459 and $2,842,594, respectively.

NOTE 4 – INVESTMENT SECURITIES

        The amortized costs and fair value of investment securities available for sale are as follows:

	December 31, 2004
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Federal agencies	$1,013,803	$39,322	$-	$1,053,125
Mortgage-backed	11,070,132	36,417	-	11,106,549

Total investment securities	$12,083,935	$75,739	$-	$12,159,674

	December 31, 2003
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Federal agencies	$1,022,311	$76,127	$-	$1,098,438
Mortgage-backed	2,459,720	70,838	-	2,530,558

Total investment securities	$3,482,031	$146,965	$-	$3,628,996

        At December 31, 2004, each of the investment securities available for sale had individual unrealized gains.

        The amortized costs and fair values of investment securities available for sale at December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one through three years	$1,013,803	$1,053,125	$1,022,311	$1,098,438
Due after three through five years	-	-	-	-
Due after five through ten year	1,679,258	1,707,784	2,459,720	2,530,558
Due after ten years	9,390,874	9,398,765	-	-

Total investment securities	$12,083,935	$12,159,674	$3,482,031	$3,628,996

        At December 31, 2004, the Company’s held-to-maturity portfolio totaled $13,138,697 and is recorded at amortized cost. The portfolio includes two FNMA and one FHLMC mortgage-backed security. The first FNMA security has a balance of $7,602,508 with a 2023 maturity. The second FNMA security has a balance of $758,454 with a maturity of 2013. The two FNMA securities were purchased in July of 2003 and had a fair value at December 31, 2004, of $8,349,710 with a net unrealized loss totaling $11,252 at December 31, 2004. The FHLMC security has a balance of $4,777,735 with a 2018 maturity. The FHLMC security was purchased in January 2004 and had a fair value at December 31, 2004 of $4,738,903 with an unrealized loss totaling $38,832. The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. At December 31, 2003, the Company’s held-to-maturity portfolio totaled $9,834,324 and is recorded at amortized cost. The portfolio includes two FNMA mortgage-backed securities. The first security has a balance of $8,871,418 with a 2023 maturity. The second security has a balance of $962,906 with a maturity of 2013. The two securities were purchased in July of 2003 and had an unrealized loss totaling $73,019 at December 31, 2003.

        Other investments totaled $3,863,850 and $2,296,150 at December 31, 2004 and 2003, respectively. Other investments at December 31, 2004, consisted of Federal Reserve Bank stock with a cost of $485,150, Federal Home Loan Bank stock with a cost of $3,192,700, and an investment in the Trust of $186,000. At December 31, 2003, the company owned Federal Reserve Bank stock with a cost of $485,150, Federal Home Loan Bank stock with a cost of $1,625,000, and an investment in the Trust of $186,000.

        No investment securities were sold in 2004 or 2003. Accordingly, no gains or losses were recorded. Included in the investment portfolios at December 31, 2004, are mortgage-backed securities issued by the Federal National Mortgage Association totaling $17,751,836. At December 31, 2004 and 2003 $17,020,372 and $9,932,763, respectively, of securities were pledged as collateral for Advances from the Federal Home Loan Bank or repurchase agreements from brokers.

NOTE 5 – LOANS

        The composition of net loans by major loan categories is as follows:

	December 31,
	2004	2003
Real estate:
Commercial
Owner occupied	$54,323,486	$39,300,648
Non-owner occupied	76,284,002	53,898,628
Construction	12,211,605	10,878,152

	142,819,093	104,077,428

Consumer:
Residential	46,240,388	35,822,608
Home equity	35,084,921	24,278,245
Construction	5,937,489	4,365,041

	87,262,798	64,465,894

Total real estate loans	230,081,891	168,543,322
Commercial business	44,871,612	36,106,814
Consumer-other	6,034,980	4,661,929
Deferred origination fees, net	(641,354)	(530,082)

Gross loans	280,347,129	208,781,983
Less allowance for loan losses	(3,716,645)	(2,705,150)

Loans, net	$276,630,484	$206,076,833

        At December 31, 2004 and 2003, there was $739,126 and $443,939, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2004 was approximately $9,200 and was approximately $6,100 in 2003.

        At December 31, 2004, certain of the Bank’s first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 9.

        The composition of gross loans by rate type is as follows:

	December 31,
	2004	2003
Variable rate loans	$186,486,910	$143,241,945
Fixed rate loans	93,860,219	65,540,038

	$280,347,129	$208,781,983

        The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

        Activity within the allowance for loan losses account follows:

	For the years ended
	December 31,
	2004	2003
Balance beginning of year	$2,705,150	$1,824,149
Recoveries of loans previously charged-off against the allowance	36,423	3,647
Provision for loan losses	1,310,000	1,050,000
Loans charged-off against the allowance	(334,928)	(172,646)

Balance, end of year	$3,716,645	$2,705,150

NOTE 6 – PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2004	2003
Land	$422,000	$-
Leasehold improvements	450,090	428,875
Furniture and equipment	1,030,264	844,549
Software	216,255	168,163
Construction in process	663,527	-
	2,782,136	1,441,587
Accumulated depreciation	(768,141)	(617,328)

Total property and equipment	$2,013,995	$824,259

        The Company’s main office building is leased for twenty years (see note 13). The construction is process relates the cost as of December 31, 2004 of building a branch office.

        Depreciation expense for the years ended December 31, 2004 and 2003 was $163,738 and $162,618, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method
Software	3	Straight-line
Furniture and equipment	5 to 7	Straight-line
Leasehold improvements	5 to 15	Straight-line

NOTE 7 – DEPOSITS

        The following is a detail of the deposit accounts:

	December 31,
	2004	2003
Non-interest bearing	$17,553,036	$16,329,095
Interest bearing:
NOW accounts	31,433,208	17,455,460
Money market accounts	55,647,710	24,769,077
Savings	1,244,015	1,588,652
Time, less than $100,000	14,967,414	29,713,733
Time, $100,000 and over	84,018,759	79,107,578

Total deposits	$204,864,142	$168,963,595

        At December 31, 2004 and 2003, the bank had approximately $77.3 million and $79.6 million of time deposits that were obtained outside of the bank’s primary market. Interest expense on time deposits greater than $100,000 was $1,860,382 and $1,437,722 in the years ended December 31, 2004 and 2003, respectively.

        At December 31, 2004 the scheduled maturities of certificates of deposit are as follows:

2005	$65,398,890
2006	8,929,501
2007	9,988,148
2007 and after	14,669,634

$98,986,173

NOTE 8 –FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

        At December 31, 2004 the bank had sold $13,099,999 of securities under agreements to repurchase with brokers with a weighted rate of 2.25% that mature in less than 90 days. These agreements were secured with approximately $13,200,000 of investment securities. The securities, under agreement to repurchase, averaged $13,643,285 during 2004, with $14,637,000 being the maximum amount outstanding at any month-end. The average rate paid in 2004 was 1.43%.

        At December 31, 2003 the bank had sold $9,296,999 of securities under agreements to repurchase with brokers with a weighted rate of 1.12% that mature in less than 90 days. These agreements are secured with approximately $9,800,000 of investment securities. The securities, under agreement to repurchase, averaged $5,689,259 during 2003, with $9,865,000 being the maximum amount outstanding at any month-end. The average rate paid in 2003 was 1.23%.

NOTE 9 –FEDERAL HOME LOAN BANK ADVANCES

        At December 31, 2004 the bank had $60,660,000 of advances from the FHLB. These advances are secured with approximately $91,536,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$ 18,160,000	2.44%	October 1, 2005	Daily
7,500,000	2.46%	March 10, 2006	March 10, 2005
5,000,000	1.78%	May 14, 2007	May 15, 2005
10,000,000	2.84%	October 7, 2009	October 10, 2006
5,000,000	2.07%	October 15, 2007	January 15, 2005
3,000,000	4.83%	August 24, 2011	August 24, 2006
5,000,000	3.36%	January 30, 2013	January 30, 2008
7,000,000	4.21%	May 14, 2014	May 14, 2009

$ 60,660,000

        At December 31, 2003 the bank had $32,500,000 of advances from the FHLB. These advances are secured with approximately $99,800,000 of first mortgage loans and stock in the FHLB. Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$ 5,000,000	1.63%	July 16,2004	April 16, 2004
7,000,000	1.15%	October 1, 2004	Daily
7,500,000	1.21%	March 10, 2006	March 10, 2004
5,000,000	1.56%	October 15, 2007	April 15, 2004
3,000,000	4.86%	August 24, 2011	August 24, 2006
5,000,000	3.36%	January 30, 2013	January 30, 2008

$ 32,500,000

NOTE 10 – NOTE PAYABLE

        At December 31, 2004 and 2003, the Company had an unused revolving line of credit in the amount of $4,500,000 and $3,500,000, respectively, with another bank with a maturity of March 20, 2005. The Company has utilized this line of credit in the past to provide proceeds to increase the capital investment in the Company’s wholly-owned bank. The line of credit bears interest at the 30 day LIBOR rate plus 2.00%, which at December 31, 2004 was 4.40%. The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of December 31, 2004, the Company believes it was in compliance with all covenants. The Company anticipates renewing this line of credit.

NOTE 11 – JUNIOR SUBORDINATE DEBENTURES

        On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. The rate is adjusted quarterly and was 5.65% at December 31, 2004. In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6,186,000 junior subordinated debentures. The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. The debenture issuance cost, net of accumulated amortization, totaled $153,000 at December 31, 2004 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $18,000 and $9,000 for the years ended December 31, 2004 and 2003, respectively, and are included in other borrowings interest expense.

NOTE 12 – UNUSED LINES OF CREDIT

        At December 31, 2004, the Bank had two unused lines of credit to purchase federal funds that totaled $13,000,000. The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $25,000,000 in additional borrowings.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

        The Company has entered into an employment agreement with its president and chief executive officer that includes a three year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination. The Company has also entered into an employment agreement with its three executive vice presidents that includes a two year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination. The total estimated aggregate commitment is approximately $600,000.

        The Company has entered into an agreement with a data processor with a remaining term of five years to provide ATM services, item processing and general ledger processing. Components of this contract include monthly charges of approximately $23,000.

        The Bank may become party to litigation and claims in the normal course of business. As of December 31, 2004, management believes there is no material litigation pending.

        The Bank has a twenty-year lease on its main office building that began in January 2001. The monthly rent for the year 2004 is $32,339. The Bank also has a lease on land to be used for a future branch site. The monthly rent of $4,804 is expected to begin in September of 2005, at the time the branch is completed. Both leases provide for annual lease rate escalations based on cost of living adjustments.

        Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2005	$409,777
2006	418,545
2007	427,531
2008	436,741
2009	446,180
Thereafter*	6,027,184

$8,165,958

        *Amount is estimated based on an increase of 2.49 percent per year. Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.

        The bank has a commitment related to the cost of construction of two branch offices. The bank has incurred $663,527 as of December 31, 2004. The remaining unpaid commitment on the first office is approximately $50,000. The unpaid balance on the second office is approximately $650,000.

NOTE 14 – INCOME TAXES

        The components of income tax expense for the years ended December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Current income taxes:
Federal	$1,383,364	$918,080
State	106,000	53,548

Total current tax expense	1,489,364	971,628
Deferred income tax benefit and
change in valuation allowance	(255,642)	(355,094)

Income tax expense	$1,233,722	$616,534

        The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended
	December 31,
	2004	2003
	$1,103,746	$551,633
Effect of state income taxes	106,000	53,548
Change in valuation allowance	-	(16,123)
Other	23,976	27,476

Income tax expense	$1,233,722	$616,534

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,104,641	$763,514
Net deferred loan fees	218,060	180,228
Other	13,858	52,213

	1,336,559	995,955
Valuation allowance	(63,877)	(63,877)

	1,272,682	932,078

Deferred tax liabilities:
Unrealized gain on securities available for sale	$25,751	$49,968
Premise and equipment	103,939	50,886
Other	126,093	94,184
	255,783	195,038

Net deferred tax asset	$1,016,899	$737,040

                      The net of current taxes payable and net deferred tax assets are included in other assets.

NOTE 15– RELATED PARTY TRANSACTIONS

        Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

        A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
	2004	2003
Balance, beginning of year	$4,983,535	$2,828,958
New loans	12,035,257	7,485,973
Less loan payments	(9,505,536)	(5,331,396)

Balance, end of year	$7,513,256	$4,983,535

        Deposits by officers and directors and their related interests at December 31, 2004 and 2003, were $894,149 and $700,052, respectively.

        The Bank has a lease on its main office building with a director of the bank that began in 2001. The lease has a remaining term of sixteen years, with monthly payments in 2004 of $32,339. The Bank also has a land lease with a director on property to be used for a future branch site, with monthly payments of $4,804. The Bank is of the opinion that the lease payments represent market costs that could have been obtained in similar “arms length” transactions.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were approximately $51,644,000, of which $17,559,000 is at fixed rates and $34,085,000 is at variable rates. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2004, there was a $2,463,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – EMPLOYEE BENEFIT PLAN

        On January 1, 2000, the Company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2004 and 2003 amounted to $57,000 and $53,000, respectively.

NOTE 18 – STOCK OPTIONS AND WARRANTS

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

        A summary of the status of the plan and changes for the years ended December 31, are presented below:

	2004		2003
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	227,250	$6.98	186,750	$6.75
Granted	25,000	8.66	40,500	8.66
Exercised	-	-	-	-
Forfeited or	-	-	-	-

Outstanding at end of year	252,250	$7.15	227,250	$6.98

Options exercisable at year-end	165,188		133,000

Shares available for grant	6,500		31,500

        Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 194,925 shares (adjusted for 3 for 2 stock split) of common stock at $6.67 per share. These warrants vested over a three-year period, are exercisable at December 31, 2004 and expire on October 27, 2009.

NOTE 19 – COMMON STOCK AND EARNINGS PER SHARE

        SFAS No. 128, “Earnings per Share” requires that the Company present basic and diluted net earnings per common share. The assumed conversion of stock options and warrants can create a difference between basic and diluted net earnings per common share. The weighted average number of common shares outstanding for basic earnings in 2004 was 1,972,087, and the weighted average number of common shares assumed outstanding in 2004 for diluted earnings per common share was 2,239,702. The weighted average number of common shares outstanding for basic earnings in 2003 adjusted for the 3 for 2 stock split was 1,724,994, and the weighted average number of common shares assumed outstanding in 2003 for diluted earnings per common share was 1,881,129.

NOTE 20 – DIVIDENDS

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

NOTE 21 – REGULATORY MATTERS

        The Company and the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Company and Bank meet all capital adequacy requirements to which it is subject.

        As of December 31, 2004, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since that notification that management believes have changed the Bank’s category. The Company’s and Bank’s actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(amounts in $000)
As of December 31, 2004
The Company
Total Capital (to risk weighted assets)	$37,218	14.6%	$20,365	8.0%	$25,456	10.0%
Tier 1 Capital (to risk weighted assets)	34,029	13.4	10,182	4.0	15,273	6.0
Tier 1 Capital (to average assets)	34,029	11.0	12,381	4.0	15,476	5.0
The Bank
Total Capital (to risk weighted assets)	$34,832	13.7%	$20,365	8.0%	$25,456	10.0%
Tier 1 Capital (to risk weighted assets)	31,643	12.4	10,182	4.0	15,273	6.0
Tier 1 Capital (to average assets)	31,643	10.2	12,381	4.0	15,476	5.0
As of December 31, 2003
The Company
Total Capital (to risk weighted assets)	$19,470	10.2%	$15,206	8.0%	$19,008	10.0%
Tier 1 Capital (to risk weighted assets)	14,787	7.8	7,603	4.0	11,405	6.0
Tier 1 Capital (to average assets)	14,787	6.1	8,779	4.0	10,973	5.0
The Bank
Total Capital (to risk weighted assets)	$19,176	10.1%	$15,206	8.0%	$19,008	10.0%
Tier 1 Capital (to risk weighted assets)	16,796	8.8	7,603	4.0	11,405	6.0
Tier 1 Capital (to average assets)	16,796	7.7	8,779	4.0	10,973	5.0

NOTE 22 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of operations by quarter:

2004		Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$2,967,320	$3,175,615	$3,635,254	$4,186,511
Interest expense	1,034,335	1,215,170	1,444,123	1,622,929

Net interest income	1,932,985	1,960,445	2,191,131	2,563,582
Provision for loan losses	350,000	300,000	375,000	285,000
Noninterest income	162,323	200,577	184,421	214,142
Noninterest expenses	1,119,582	1,193,514	1,182,770	1,357,429

Income before provision for
income taxes	625,726	667,508	817,782	1,135,295
Income tax expense	237,776	253,657	310,876	431,413

Net income	$387,950	$413,851	$506,906	$703,882
Earnings per share
Basic	$.22	$.24	$.28	$.27
Diluted	$.19	$.21	$.25	$.24
Weighted average common shares
Basic	1,725,494	1,725,494	1,788,864	2,648,494
Diluted	2,007,634	1,988,584	2,044,963	2,915,606

2003		Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$2,231,029	$2,287,402	$2,495,104	$2,708,019
Interest expense	891,950	860,820	932,385	932,785

Net interest income	1,339,079	1,426,582	1,562,719	1,775,234
Provision for loan losses	300,000	200,000	250,000	300,000
Noninterest income	147,153	83,954	115,318	75,259
Noninterest expenses	916,998	940,447	996,614	998,790

Income before provision for
income taxes	269,234	370,089	431,423	551,703
Income tax expense	102,307	140,634	163,941	209,652

Net income	$166,927	$229,455	$267,482	$342,051

Earnings per share
Basic	$.10	$.13	$.16	$.20
Diluted	$.09	$.12	$.14	$.18
Weighted average common shares
Basic	1,724,994	1,724,994	1,724,994	1,724,994
Diluted	1,834,053	1,886,399	1,903,130	1,899,969

NOTE 23 — FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

        Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, federal funds purchased, securities sold under agreement to repurchase and official checks.

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

        The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$3,943,877	$3,943,877	$4,104,697	$4,104,697
Federal funds sold	1,394,459	1,394,459	2,842,594	2,842,594
Investment securities available for sale	12,159,674	12,159,674	3,628,996	3,628,996
Investment securities held to maturity	13,138,697	13,088,613	9,834,324	9,761,305
Other investments	3,863,850	3,863,850	2,296,150	2,296,150
Loans, net	276,630,484	278,400,000	206,076,833	208,638,000
Financial Liabilities:
Deposits	204,864,142	205,000,000	168,963,595	169,400,000
Official checks outstanding	1,384,480	1,384,480	1,575,357	1,575,357
Federal funds purchased and repurchase agreements	13,099,999	13,099,999	9,296,999	9,296,999
Junior subordinate debentures	6,186,000	6,186,000	6,186,000	6,186,000
Federal Home Loan Bank advances	60,660,000	60,916,000	32,500,000	33,000,000

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Greenville First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$2,249,411	$136,932
Investment in subsidiaries	31,878,987	17,079,756
Other assets	153,000	171,000

Total assets	$34,281,398	$17,387,688

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$16,810	$14,720
Junior Subordinate debentures	6,186,000	6,186,000
Shareholders' equity	28,078,588	11,186,968

Total liabilities and shareholders' equity	$34,281,398	$17,387,688

Condensed Statements of  Income

	For the years ended
	December 31,
	2004	2003
Revenues
Interest income	$5,150	$1,196
Expenses
Interest expense	338,801	183,666

Loss before equity in undistributed net income
of subsidiaries	(333,651)	(182,470)
Equity in undistributed net income of subsidiaries	2,346,240	1,188,385

Net income	$2,012,589	$1,005,915

NOTE 24 – PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2004	2003
Operating activities
Net income	$2,012,589	$1,005,915
Adjustments to reconcile net income to net cash
used in operating activities
Equity in undistributed net income of
subsidiaries		(1,188,385)
Decrease (Increase) in other assets	18,000	(171,000)
Increase in accounts payable and accrued expenses	2,091	13,350

Net cash used in operating activities	(313,560)	(340,120)

Investing activities
Investment in subsidiaries	(12,500,000)	(3,386,000)

Net cash used for investing activities	(12,500,000)	(3,386,000)

Financing activities
Proceeds from note payable	3,000,000	500,000
Repayment of note payable	(3,000,000)	(3,000,000)
Proceeds from junior subordinate debentures	-	6,186,000
Proceeds from sale of common stock, net	14,906,029	-
Proceeds from the exercise of stock warrants	20,010

Net cash provide by financing activities	14,926,039	3,686,000

Net increase (decrease) in cash and cash equivalents	2,112,479	(40,120)
Cash and cash equivalents, beginning of year	136,932	177,052

Cash and cash equivalents, end of year	$2,249,411	$136,932

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005 and is incorporated herein by reference.

Item 10. Executive Compensation

        In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005 and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005 and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

        The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005 is incorporated herein by reference.

Item 13. Exhibits

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

4.1	See Exhibits 3.1 and 3.2 for provisions in Greenville First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-83851).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1	Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No.333-83851).*

10.2	Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 28, 2000).

10.3	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-83851).*

10.5	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).

10.6	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A., Greenville First Bancshares, Inc., and James M. Austin, III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and Frederick Gilmer, III (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004).

10.8	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and J. Edward Terrell (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.9	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated January 12, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.10	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated June 14, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB for the period ended June 30, 2004).

10.11	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB for the period ended June 30, 2004).

21	Subsidiaries of our company

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	32 Section 1350 Certifications.

_______________________
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14 Principal Accountant Fees and Services

        In response to this item, this information is contained our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC.

Date: March 15, 2005	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ James M. Austin	Chief Financial Officer, Principal Financial and Accounting Officer	March 15, 2005
James M. Austin

	Director	March 15, 2005
Andrew B. Cajka

/s/ Mark A. Cothran	Director	March 15, 2005
Mark A. Cothran

/s/ Leighton M. Cubbage	Director	March 15, 2005
Leighton M. Cubbage

/s/ David G. Ellison	Director	March 15, 2005
David G. Ellison

/s/ Anne S. Ellefson	Director	March 15, 2005
Anne S. Ellefson

/s/ Tecumseh Hooper, Jr.	Director	March 15, 2005
Tecumseh Hooper, Jr.

/s/ Rudolph G. Johnstone, III, MD	Director	March 15, 2005
Rudolph G. Johnstone, III, MD

/s/ Keith J. Marrero	Director	March 15, 2005
Keith J. Marrero

/s/ James B. Orders	Director, Chairman	March 15, 2005
James B. Orders

/s/ William B. Sturgis	Director	March 15, 2005
William B. Sturgis

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer and President (principal executive officer)	March 15, 2005
R. Arthur Seaver, Jr.

/s/ Fred Gilmer, Jr.	Director, Senior Vice- President	March 15, 2005
Fred Gilmer, Jr.

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

4.1	See Exhibits 3.1 and 3.2 for provisions in Greenville First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-83851).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1	Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No.333-83851).*

10.2	Lease Agreement incorporated by reference between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of Form 10-K filed on March 28, 2000).

10.3	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-83851).*

10.5	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).

10.6	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A., Greenville First Bancshares, Inc., and James M. Austin, III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and Frederick Gilmer, III (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the period ended June 30, 2004).

10.8	Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and J. Edward Terrell (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.9	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated January 12, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.10	Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated June 14, 2004 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB for the period ended June 30, 2004).

10.11	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB for the period ended June 30, 2004).

21	Subsidiaries of our company

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	32 Section 1350 Certifications.