Form 10-Q
period 2005-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2005-05-13
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

864-679-9000
(Telephone Number)

Not Applicable
(Former Name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  2,647,994 shares of common stock, $.01 par value per share, issued and outstanding as of May 5, 2005.

GREENVILLE FIRST BANCSHARES, INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,364,885	$3,943,877
Federal funds sold	1,461,882	1,394,459
Investment securities available for sale	11,520,793	12,159,674
Investment securities held to maturity-
(fair value $22,188,011 and $13,088,613)	22,631,284	13,138,697
Other investments, at cost	4,999,550	3,863,850
Loans, net	291,634,299	276,630,484
Property and equipment, net	2,492,499	1,145,810
Accrued interest receivable	1,279,666	2,013,995
Other real estate owned	-	28,000
Other assets	1,492,643	1,492,352

Total assets	$341,877,501	$315,811,198

Liabilities
Deposits	$218,947,562	$204,864,142
Official checks outstanding	1,189,179	1,384,480
Federal funds purchased and repurchase agreements	18,572,179	13,099,999
Federal Home Loan Bank advances	67,030,000	60,660,000
Junior subordinated debentures	6,186,000	6,186,000
Accrued interest payable	860,506	620,014
Accounts payable and accrued expenses	432,206	917,975

Total liabilities	313,217,632	287,732,610

Commitments and contingencies
Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares. Issued and outstanding 2,652,875 and
2,647,994 at March 31, 2005 and December 31, 2004, respectively	26,529	26,480
Additional paid-in capital	25,581,119	25,546,259
Accumulated other comprehensive income (expense)	(63,787)	49,989
Retained earnings	3,116,008	2,455,860

Total shareholders' equity	28,659,869	28,078,588

Total liabilities and shareholders' equity	$341,877,501	$315,811,198

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31,
	2005	2004
Interest income
Loans	$4,171,261	$2,737,916
Investment securities	405,090	224,814
Federal funds sold	5,811	4,590

Total interest income	4,582,162	2,967,320

Interest expense
Deposits	1,154,686	727,722
Borrowings	746,886	306,613

Total interest expense	1,901,572	1,034,335

Net interest income	2,680,590	1,932,985
Provision for loan losses	345,000	350,000

Net interest income after provision for loan losses	2,335,590	1,582,985

Noninterest income
Loan fee income	46,624	26,035
Service fees on deposit accounts	73,537	66,750
Other income	93,214	69,538

Total noninterest income	213,375	162,323

Noninterest expenses
Compensation and benefits	794,793	598,645
Professional fees	78,243	48,933
Marketing	90,279	51,279
Insurance	36,823	30,516
Occupancy	165,725	140,770
Data processing and related costs	215,208	181,471
Telephone	10,952	6,470
Other	92,188	61,498

Total noninterest expenses	1,484,211	1,119,582

Income before income taxes expense	1,064,754	625,726
Income tax expense	404,606	237,776

Net income	$660,148	$387,950

Earnings per common share:
Basic	$.25	$.22

Diluted	$.23	$.19

Weighted average common shares outstanding
Basic	2,647,994	1,724,994

Diluted	2,918,272	2,007,634

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

				Accumulated		Total
			Additional	other	Retained	share-
	Common stock		paid-in	comprehensive	earnings	holders'
	Shares	Amount	capital	income	(deficit)	equity
December 31, 2003	1,724,994	$11,500	$10,635,200	$96,997	$443,271	$11,186,968

Net income	-	-	-	-	387,950	387,950
Comprehensive loss,
net of tax -
Unrealized holding gain
on securities available
for sale	-	-	-	(14,640)	-	(14,640)

Comprehensive income	-	-	-	-	-	373,310

March 31, 2004	1,724,994	$11,500	$10,635,200	$82,357	$831,221	$11,560,278

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	660,148	660,148
Comprehensive income,
net of tax -
Unrealized holding loss
on securities available
for sale	-	-	-	(113,776)	-	(113,776)

Comprehensive income	-	-	-	-	-	546,372
Proceeds from exercise of
options and warrants	4,881	49	34,860	-	-	34,909

March 31, 2005	2,652,875	$26,529	$25,581,119	$(63,787)	$3,116,008	$28,659,869

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2005	2004
Operating activities
Net income	$660,148	$387,950
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	345,000	350,000
Depreciation and other amortization	47,923	33,902
Accretion and amortization of securities
discounts and premium, net	30,268	20,506
Decrease in deferred taxes asset	86,970	66,488
Decrease (increase) in other assets, net	(221,119)	(856,666)
Increase in other liabilities, net	(381,968)	497,183

Net cash provided by operating activities	567,222	499,363

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(15,348,815)	(20,639,516)
Purchase of property and and equipment	(526,427)	(194,768)
Purchase of investment securities:
Available for sale	-	-
Held to maturity	(10,258,021)	(5,586,017)
Other investments	(1,540,700)	(1,225,000)
Payments and maturity of investment securities:
Available for sale	451,036	207,567
Held to maturity	750,627	362,903
Other investments	405,000	450,000
Proceeds from sale of real estate acquired in settlement of loans	28,000	-

Net cash used for investing activities	(26,039,300)	(26,624,831)

Financing activities
Increase in deposits, net	14,083,420	4,272,359
Increase in short-term borrowings	5,472,180	5,335,000
Decrease in other borrowings	-	2,000,000
Increase in Federal Home Loan Bank advances	6,370,000	15,500,000
Proceeds from the exercise of stock warrants	34,909	-

Net cash provided by financing activities	25,960,509	27,107,359

Net increase in cash and cash equivalents	488,431	981,891
Cash and cash equivalents at beginning of the year	5,338,336	6,947,291

Cash and cash equivalents at end of the year	$5,826,767	$7,929,182

Supplemental information
Cash paid for
Interest	$1,661,080	$973,947

Income taxes	$259,000	$580,040

Schedule of non-cash transactions
Foreclosure of real estate	$-	$-

Unrealized loss on securities, net of income taxes	$(113,776)	$(14,640)

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

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2004 (Registration Number 000-27719) as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A. As discussed in Note 3, the financial statements related to the special purpose subsidiary, Greenville First Statutory Trust I, have not been consolidated in accordance with FASB Interpretation No. 46.

Cash and Cash Equivalents

        For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.” These assets have contractual maturities of less than three months.

Note 2 – Earnings per Share

        The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004. Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. The average dilutive shares have been computed utilizing the “treasury stock” method.

	Three months ended March 31,
	2005	2004
Basic Earnings Per Share
Average common shares	2,647,994	1,724,994
Net income	$660,148	$387,950
Earnings per share	$0.25	$0.22
Diluted Earnings Per Share
Average common shares outstanding	2,647,994	1,724,994
Average dilutive common shares	270,278	282,640

Adjusted average common shares	2,918,272	2,007,634
Net income	$660,148	$387,950
Earnings per share	$0.23	$0.19

Note 3 – Accounting for Variable Interest Entities

        Effective January 1, 2004, the company adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities.” In accordance with FIN 46, the $186,000 investment by the parent company, Greenville First Bancshares, Inc, in the special purpose subsidiary, Greenville First Statutory Trust I, results in the special purpose subsidiary being treated as a “variable interest entity” as defined in FIN 46. Therefore, in accordance with the revised rules, the company did not consolidate its special purpose trust subsidiary. Prior to the January 1, 2004, the effective date on the adoption of FIN 46, the company had consolidated the special purpose subsidiary. The 2004 consolidated financial statements have been restated, resulting in the “deconsolidation” of this wholly-owned subsidiary. The deconsolidation of this wholly-owned subsidiary increased both the company’s other assets by $186,000 and the debt associated with the junior subordinated debentures. The company’s maximum exposure to loss on this debt is the $186,000 invested in the special purpose subsidiary. However, in addition to the loss exposure related to the investment in the special purpose subsidiary, the company has a full and unconditional guarantee for the $6,000,000 junior subordinated debentures that were issued. The special purpose subsidiary was formed for the sole purpose of issuing the junior subordinated debentures.

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

	For the three months ended March 31,
	2005	2004
Net income, as reported	$660,148	$387,950
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(17,992)	(20,719)

Pro forma net income	$642,156	$367,231
Earnings per common share-adjusted
for 3 for 2 stock split:
Basic - as reported	$0.25	$0.22
Basic - pro forma	$0.24	$0.21
Diluted - as reported	$0.23	$0.19
Diluted - pro-forma	$0.22	$0.18

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2004, risk-free interest rate of 3.00% for 2004, expected lives of the options 10 years, and the assumed dividend rate was zero. No options were granted during the three months ended March 31, 2005.

Note 5 – Note Payable

        The company had an unused $4.5 million revolving line of credit with another bank that matured on March 20, 2005. As of March 31, 2005, the company was in the process of renewing this line of credit. The company anticipates that this line of credit will be renewed under similar terms and conditions. The company anticipates that the line of credit will bear interest at a rate of three-month libor plus 2.00%, which at March 31, 2005 was 5.12%. The company plans to continue to pledge the stock of the bank as collateral for this line of credit. The company is not aware of any circumstances that would prevent this loan from being renewed, however no assurance can be given the renewal will be granted or be granted under similar terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;
o	changes in the interest rate environment which could reduce anticipated or actual margins;
o	changes in political conditions or the legislative or regulatory environment;
o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
o	changes occurring in business conditions and inflation;
o	changes in technology;
o	changes in monetary and tax policies;
o	the level of allowance for loan loss;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	loss of consumer confidence and economic disruptions resulting from terrorist activities;
o	changes in the securities markets; and
o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

        We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A. Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders’ equity, which has continued during the first three months of 2005.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004, as filed in our annual report on Form 10-KSB.

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

Effect of Economic Trends

        During the three years ended December 31, 2004, and the first three months of 2005, our rates on both short-term or variable rate earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve. Our rates on both short-term or variable earning assets and short-term or variable rate interest-bearing liabilities began to increase in the third quarter of 2004 as a result of actions taken by the Federal Reserve to increase short-term rates.

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

        Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak. During all of 2003 and substantially all of the first six months ended June 30, 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003. During the first six months of 2004, many economists believed the economy began to show signs of strengthening. During the last six months of 2004, the Federal Reserve increased the short-term interest rate five times for a total of 125 basis points. During the first quarter of 2005, the Federal Reserve continued to increase rates an additional 50 basis points. Many economists believe that the Federal Reserve will continue to increase rates during the remainder of 2005 and during most of 2006. However, no assurance can be given that the Federal Reserve will take such action.

Results of Operations

Income Statement Review

Summary

        Three months ended March 31, 2005 and 2004

        Our net income was $660,148 and $387,950 for the three months ended March 31, 2005 and 2004, respectively, an increase of $272,198, or 70.2%. The $272,198 increase in net income resulted primarily from increases of $747,605 in net interest income and $51,052 in noninterest income. These increases were partly offset by $364,629 of additional noninterest expense and a $166,830 increase in income tax expense. Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses. Our efficiency ratio was 51.3% and 53.4% for the three months ended March 31, 2005 and 2004, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The continuous growth in our loan portfolio is the primary driver of the increase in net interest income. During the three months ended March 31, 2005, our loan portfolio had increased an average of $71.1 million compared to the first quarter of 2004. The growth in the first three months of 2005 was $15.0 million. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At March 31, 2005, loans represented 85.3% of total assets, while investments and federal funds sold represented 11.5% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market. Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio. At March 31, 2005, retail deposits represented $136.0 million, or 39.8% of total assets, borrowings represented $91.8 million, or 26.8% of total assets, and wholesale out-of-market deposits represented $82.9 million, or 24.3% of total assets.

        In anticipation of rising interest rates, we opened one retail deposit office in March of 2005 and we plan to open a second retail deposit office in the third quarter of 2005. We plan to focus our efforts in these two locations to obtain low cost transaction accounts that are less affected by rising rates. Also, in anticipation of rising rates, during the first three months of 2005 we offered aggressive rates on certificates of deposits. In conjunction with the new retail office, we anticipate offering aggressive rates to obtain checking accounts and new money market accounts. We anticipate that the higher rates being offered will increase our overall cost of funds. Our goal is to increase both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives. We also anticipate the current deposit promotion and the opening of the two new offices will have a negative impact on earnings in the years ending 2005 and 2006. However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

        As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at March 31, 2005, 68.8% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus during the first three months of 2005 has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates. At March 31, 2005, 69.9% of interest-bearing liabilities had a maturity of less than one year.

        We believe that we are positioned to benefit from future increases in short-term rates. At March 31, 2005, we had $64.0 million more assets than liabilities that reprice within the next three months. We also intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a “well capitalized” bank.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

        Our net interest income for the three months ended March 31, 2005 and the three months ended March 31, 2004 increased because we had more interest-earning assets than interest-bearing liabilities. For the first three months of 2005 and 2004, interest-earning assets exceeded interest-bearing liabilities by $25.4 million and $7.5 million, respectively.

        During the three months ended March 31, 2005, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve in the first six months of 2004 to lower short-term rates.

        The impact of the Federal Reserve’s actions resulted in a decline in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings. Our net interest spread and net interest margins also declined since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the 12 month period ending March 31, 2005. Our net interest margin for the first three months of 2005 was 3.34%.

        We anticipate that the six 25 basis point increases in short-term rates since July 1, 2004 will result in an increase in loan yields and deposit and borrowing costs. Accordingly, we believe that our net interest margin may increase if further action is taken by the Federal Reserve to continue to increase short-term rates.

        We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended March 31, 2005 and 2004. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

        The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three months ended March 31, 2005 and 2004, all investments were taxable. During the same period, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended March 31,
		2005			2004
	Average	Income/	Yield/	Average	Income	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate
				(In thousands)
Earnings
Federal funds sold	$994	$6	2.45%	$2,150	$5	0.94%
Investment securities	36,740	405	4.47%	20,316	224	4.43%
Loans	287,928	4,171	5.87%	216,824	2,738	5.08%

Total earning-assets	325,662	4,582	5.71%	239,290	2,967	4.99%

Non-earning assets	5,331			6,640

Total assets	330,993			$245,930

Interest-bearing liabilities:
NOW accounts	$45,825	$101	0.89%	$33,770	$47	0.56%
Savings & money market	49,666	196	1.60%	27,429	59	0.87%
Time deposits	107,893	858	3.23%	106,715	622	2.34%

Total interest-bearing deposits	203,384	1,155	2.30%	167,914	728	1.74%
FHLB advances	72,170	537	3.02%	43,846	197	1.81%
Other borrowings	24,721	210	3.45%	19,866	109	2.21%

Total interest-bearing liabilities	300,275	1,902	2.57%	231,626	1,034	1.80%

Non-interest bearing liabilities	2,457			2,679
Shareholders' equity	28,261			11,625

Total liabilities and shareholders'
Equity	$330,993			$245,930

Net interest spread			3.14%			3.19%
Net interest income / margin		$2,680	3.34%		$1,933	3.25%

______________
(1) Annualized for the three month period.

        Our net interest spread was 3.14% for the three months ended March 31, 2005, compared to 3.19% for the three months ended March 31, 2004.

        Our net interest margin for the three months ended March 31, 2005 was 3.34%, compared to 3.25% for the three months ended March 31, 2004. During the three months ended March 31, 2005, earning assets averaged $325.7 million, compared to $239.3 million in the three months ended March 31, 2004. Interest earning assets exceeded interest bearing liabilities by $25.4 million and $7.7 million for the three month periods ended March 31, 2005 and 2004, respectively. The higher level of interest-earning assets compared to interest-bearing liabilities in the 2005 period resulted from the proceeds from the secondary offering that was completed in the third and fourth quarters of 2004. The impact of the additional capital resulted in the net interest margin increasing 9 basis points in the first quarter of 2005 compared to the same period in 2004, while the net interest spread in the 2005 period decreased 5 basis points compared to the first quarter of 2004. The decrease in net interest spread resulted from the cost of interest-bearing liabilities repricing at a faster rate than the repricing of interest-earning assets during the 12 months ended March 31, 2005.

        The 79 basis point increase in yields on loans for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulted primarily from a 150 basis point increase in the prime rate. The deposit cost increased as a result of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate. Also, we extended the maturity dates on various jumbo time deposits. These decisions along with the higher overall market rates resulted in the deposit costs in the first quarter of 2005 being 56 basis points higher than in the first quarter of 2004. We also extended the maturities of various FHLB advances resulting in higher borrowing cost in the first quarter of 2005 compared to 2004. The 124 basis point increase in other borrowed funds in the first quarter of 2005 compared to the same period in 2004 resulted from the 150 basis point increase in short-term market rates. All the other borrowings rates are tied to short-term market interest rates.

        Net interest income, the largest component of our income, was $2.7 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. The significant increase in the first quarter of 2005 related to higher levels of both average earning assets and interest-bearing liabilities. Average earning assets were $86.4 million higher during the three months ended March 31, 2005 compared to the same period in 2004.

        The $747,605 increase in net interest income for the three months ended March 31, 2005 compared to the same period in 2004 resulted primarily from a $750,000 increase in net income related to the impact of higher average earning assets and interest-bearing liabilities in the three months ended March 31, 2005 compared to the same period in 2004. The impact of changes in rates was not significant.

        Interest income for the three months ended March 31, 2005 was $4.6 million, consisting of $4.2 million on loans, $405,090 on investments, and $5,811 on federal funds sold. Interest income for the three months ended March 31, 2004 was $3.0 million, consisting of $2.7 million on loans, $224,814 on investments, and $4,590 on federal funds sold. Interest on loans for the three months ended March 31, 2005 and 2004 represented 91.0% and 92.3%, respectively, of total interest income, while income from investments and federal funds sold represented only 9.0% and 7.3% of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 88.4% and 90.6% of average interest-earning assets for the three months ended March 31, 2005 and 2004, respectively. Included in interest income on loans for the three months ended March 31, 2005 and 2004, was $118,797 and $99,976, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

        Interest expense for the three months ended March 31, 2005 was $1.9 million, consisting of $1.2 million related to deposits and $746,886 related to borrowings. Interest expense for the three months ended March 31, 2004 was $1.0 million, consisting of $727,722 related to deposits and $306,613 related to borrowings. Interest expense on deposits for the three months ended March 31, 2005 and 2004 represented 60.7% and 70.4%, respectively, of total interest expense, while interest expense on borrowings represented 39.3% and 29.6%, respectively, of total interest expense for the three months ended March 31, 2005 and 2004. The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers. During the three months ended March 31, 2005, average interest-bearing deposits increased by $35.5 million over the same period in 2004, while other borrowing during the three months ended March 31, 2005 increased $33.1 million over the same period in 2004. During the three months ended March 31, 2005, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings. Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

			Three Months Ended
	March 31, 2005 vs. 2004				March 31, 2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(In thousands)
Interest income
Loans	$877	419	137	1,433	857	(158)	(49)	650
Investment securities	178	2	1	181	65	15	8	88
Federal funds sold	(3)	8	(4)	1	(1)	(2)	1	(2)

Total interest income	1,052	429	134	1,615	921	(145)	(40)	736

Interest expense
Deposits	150	228	49	427	195	(160)	(36)	(1)
FHLB advances	126	130	84	340	128	(24)	(25)	79
Other borrowings	26	60	15	101	48	8	8	64

Total interest expense	302	418	148	868	371	(176)	(53)	142

Net interest income	$750	11	(14)	747	550	31	13	594

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

        Three months ended March 31, 2005 and 2004

        For the three months ended March 31, 2005 and 2004, there was a noncash expense related to the provision for loan losses of $345,000 and $350,000, respectively. The additional provisions and recoveries on charged-off loans added to our allowance for loan losses in the three months ended March 31, 2005 and 2004. The net increase in the allowance for loan losses was $356,793 and $337,955 for the three months ended March 31, 2005 and 2004, respectively. The allowance for loan losses increased $11,793 more than the provision for loan losses in the three months ended March 31, 2005 as a result of a $11,793 recovery combined with no charge-offs in the three month period. The allowance for loan losses at March 31, 2004 did not increase by the entire amount of the provision for loan losses because we reported net charge-offs of $12,045 for the three months ended March 31, 2004. The $12,045 net charge-offs during the first quarter of 2004 represented less than 0.01% of the average outstanding loan portfolio for the three months ended March 31, 2004. The $356,793 and the $337,955 increases in the allowance for the three months ended March 31, 2005 and 2004, respectively, related to our decision to increase the allowance in response to the $15.4 million and the $23.3 million growth in loans for the three months ended March 31, 2005 and 2004, respectively. The loan loss reserve was $4.1 million and $3.0 million as of March 31, 2005 and 2004, respectively. The allowance for loan losses as a percentage of gross loans was 1.38% at March 31, 2005 and 1.33% at March 31, 2004, while the percentage of nonperforming loans to gross loans was 0.34% and 0.39% at March 31, 2005 and 2004, respectively.

Noninterest Income

        The following tables set forth information related to our noninterest income.

	Three months ended
	March 31,
	2005	2004
Loan fee income	$46,624	26,035
Service fees on deposits	73,537	66,750
Other income	93,214	69,538

Total noninterest income	$213,375	162,323

        Three months ended March 31, 2005 and 2004

        Noninterest income in the first three month period of 2005 was $213,375, an increase of 31.5% over noninterest income of $162,323 in the same period of 2004.

        Loan fees income consist primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party. Loan fees were $46,624 and $26,035 for the three months ended March 31, 2005 and March 31, 2004, respectively. The $20,589 increase for the three months ended March 31, 2005 compared to the same period in 2004 related primarily to an additional $9,143 in mortgage origination fees and an additional $11,665 in fees received from the issuance of letters of credit. Mortgage origination fees were $9,893 and $750 for the three months ended March 31, 2005 and 2004, respectively, while income related to amortization of fees on letters of credit was $21,104 and $9,439 for the first quarter of 2005 and 2004, respectively. Late charge fees were $15,626 and $15,846 for the three months ended March 31, 2005 and 2004, respectively.

        Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts. Service fees on deposits were $73,537 and $66,750 for the three months ended March 31, 2005 and 2004, respectively. The additional $6,787 of income related to both higher service charges and an increase of NSF transactions resulting from the larger number of client accounts. NSF income was $45,123 and $40,380 for the three months ended March 31, 2005 and 2004, respectively, representing 63.4% of total service fees on deposits in the 2005 period compared to 60.5% of total service fees on deposits in the 2004 period.

        Other income consisted primarily of fees received on ATM transactions and sale of customer checks. Other income was $93,214 and $69,538 for the three months ended March 31, 2005 and 2004, respectively. The $23,676 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees. ATM transaction fees were $79,125 and $60,831 for the three months ended March 31, 2005 and 2004, respectively. ATM transaction fees represented 84.9% and 87.5% of total other income for the three months ended March 31, 2005 and 2004, respectively. Included in noninterest outside service expense is $64,642 and $55,008 related to corresponding transaction costs associated with ATM transaction fees for the three months ended March 31, 2005 and 2004, respectively. The net impact of the fees received and the related cost of the ATM transactions on earnings for the three months ended March 31, 2005 and 2004 was $14,483 and $5,823, respectively.

Noninterest expenses

         The following tables set forth information related to our noninterest expenses.

	Three months ended
	March 31,
	2005	2004
Compensation and benefits	$794,793	598,645
Professional fees	78,243	48,933
Marketing	90,279	51,279
Insurance	36,823	30,516
Occupancy	165,725	140,770
Data processing and related costs	215,208	181,471
Telephone	10,952	6,470
Other	92,188	61,498

Total noninterest expense	$1,484,211	1,119,582

        We incurred noninterest expenses of $1.5 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004. Average interest-earning assets increased 36.1% during this period, while general and administrative expense increased only 32.6%.

        For the three months ended March 31, 2005, compensation and benefits, occupancy, and data processing and related costs represented 79.2% of the total noninterest expense compared to 82.3% for the same period in 2004.

        The following tables set forth information related to our compensation and benefits.

	Three months ended
	March 31,
	2005	2004
Base compensation	$537,564	401,168
Incentive compensation	130,500	120,000

Total compensation	668,064	521,168
Benefits	158,239	106,087
Capitalized loan origination costs	(31,510)	(28,610)

Total compensation and benefits	$794,793	598,645

        Compensation and benefits expense was $794,793 and $598,645 for the three months ended March 31, 2005 and 2004, respectively. Compensation and benefits represented 53.5% of our total noninterest expense for both of the three months ended March 31, 2005 and 2004. The $196,148 increase in compensation and benefits in the first quarter of 2005 compared to the same period in 2004 resulted from increases of $136,396 in base compensation, $10,500 in additional incentive compensation, and $52,152 higher benefits expense. These amounts were partly offset by an increase of $2,900 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

        The $136,396 increase in base compensation expense related to the cost of 11 additional employees as well as annual salary increases. Five of the new employees relate to the staff that was hired for the new retail office that was opened in the first quarter of 2005. The remaining six employees were hired to support the growth in both loans and deposit operations. Incentive compensation represented 16.4% and 20.0% of total compensation and benefits for the three months ended March 31, 2005 and 2004, respectively. The incentive compensation expense recorded for the first quarter of 2005 and 2004 represented an accrual of the portion of the estimated incentive compensation earned during the first quarter of the respective year. Benefits expense increased $52,152 in the first quarter of 2005 compared to the same period in 2004. Benefits expense represented 23.7% and 20.4% of the total compensation for the three months ended March 31, 2005 and 2004, respectively.

        The following tables set forth information related to our data processing and related costs.

	Three months ended
	March 31,
	2005	2004
Data processing costs	$112,373	96,036
ATM transaction expense	64,642	55,008
Courier expense	18,957	16,741
Other expenses	19,236	13,686

Total data processing
and related costs	$215,208	181,471

        Data processing and related costs were $215,208 and $181,471 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, our data processing costs for our core processing system were $112,373 compared to $96,036 for the three months ended March 31, 2005. We have contracted with an outside computer service company to provide our core data processing services.

        Data processing costs increased $16,337, or 17.0%, for the three months ended March 31, 2005 compared to the same period in 2004. The increases in costs were caused by the higher number of loan and deposit accounts. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

        We receive ATM transaction income from transactions performed by our clients. Since we also outsource this service, we are charged related transaction fees from our ATM service provider. ATM transaction expense was $64,642 and $55,008 for the three months ended March 31, 2005 and 2004, respectively. The increase relates to the higher transaction volume during the respective periods.

        Occupancy expense, which represented 11.2% and 16.2% of total noninterest expense for the three months ended March 31, 2005 and 2004, respectively, increased $24,955. Occupancy expense was $165,725 and $140,770 for the three months ended March 31, 2005 and 2004, respectively. The $24,955 increase resulted primarily from the annual increase rent expense on the Haywood Road office and the increase depreciation expense related to additional computer equipment.

        The remaining $95,744 increase in noninterest expense resulted primarily from $39,000 increase in marketing expenses, an additional $29,310 in professional fees, and $30,690 in other expenses. The $39,000 increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the $30,690 increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs. The additional professional fees relates primarily to additional legal and accounting fees related to the new SEC reporting requirements.

        Income tax expense was $404,606 for the three months ended March 31, 2005 compared to $237,776 during the same period in 2004. The increase related to the higher level of income before taxes.

Balance Sheet Review

General

        At March 31, 2005, we had total assets of $341.9 million, consisting principally of $291.6 million in loans, $39.2 million in investments, $1.5 million in federal funds sold, and $4.4 million in cash and due from banks. Our liabilities at March 31, 2005 totaled $313.2 million, which consisted principally of $218.9 million in deposits, $67.0 million in FHLB advances, $18.6 million in short-term borrowings, and $6.2 million in junior subordinated debentures. At March 31, 2005, our shareholders’ equity was $28.7 million.

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

Federal Funds Sold

        At March 31, 2005, our federal funds sold were $1.5 million, or 0.4% of total assets. At December 31, 2004, our $1.4 million in short-term investments in federal funds sold on an overnight basis comprised 0.4% of total assets. As a result of the historically low yields paid for federal funds sold during the last two years, we have maintained a lower than normal level of federal funds.

Investments

        Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2005 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2005, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
Available for Sale
U.S. Government
sponsored agency	$1,036	5.46%	$-	-	$-	-	$1,036	5.46%
Mortgage-backed
securities	-	-	1,567	4.41%	8,918	4.57%	10,485	4.55%

Total	$1,036	5.46%	$1,567	4.41%	$8,918	4.57%	$11,521	4.63%

Held to Maturity
Mortgage-backed
securities	$-	-	$711	3.71%	$21,920	4.57%	$22,631	4.55%

        At March 31, 2005, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.0 million, $4.8 million, and $28.3 million, respectively.

        The amortized costs and the fair value of our investments at March 31, 2005 and December 31, 2004 are shown in the following table.

	March 31, 2005		December 31, 2004
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(In thousands)
Available for Sale
U.S. Government /
government sponsored
agencies	$1,012	$1,036	$1,014	$1,053
Mortgage-backed
Securities	10,606	10,485	11,070	11,107

Total	$11,618	$11,521	$12,084	$12,160

Held to Maturity
Mortgage-backed
Securities	$22,631	$22,188	$13,139	$13,089

        Other investments totaled $5.0 million at March 31, 2005. Other investments at March 31, 2005 consisted of Federal Reserve Bank stock with a cost of $485,150, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $4.3 million.

        At December 31, 2004, the $29.2 million in our investment securities portfolio represented approximately 9.2% of our total assets. We held U.S. Government agency securities and mortgage-backed securities with a fair value of $25.2 million and an amortized cost of $25.2 million for an unrealized gain of $75,739. As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

        Contractual maturities and yields on our available for sale and held to maturity investments at December 31, 2004 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
Available for Sale
U.S. Government
sponsored agency	$1,053	5.45%	$-	-	$-	-	$1,053	5.45%
Mortgage-backed
securities	-	-	1,708	4.04%	9,399	4.14%	11,107	4.14%

Total	$1,053	5.45%	$1,708	4.04	$9,399	4.14%	$12,160	4.24%

Held to Maturity
Mortgage-backed
securities	$-	-	$758	3.77%	$12,381	4.31%	$13,139	4.28%

        At December 31, 2004, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.1 million, $4.9 million, and $19.3 million, respectively.

        Other investments totaled $3.9 million at December 31, 2004. Other investments at December 31, 2004 consisted of Federal Reserve Bank stock with a cost of $485,150, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $3.2 million.

Loans

        Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2004 were $248.1 million. Before allowance for loan losses, total loans outstanding at December 31, 2004 were $280.3 million. For the three months ended March 31, 2005 and 2004, average loans were $287.9 million and $216.8 million, respectively. Before allowance for loan losses, total loans outstanding at March 31, 2005 were $292.5 million.

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

        The following table summarizes the composition of our loan portfolio at March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial:
Owner occupied	$56,575	19.1%	$54,323	19.4%
Non-owner occupied	78,106	26.4%	76,284	27.2%
Construction	15,840	5.4%	12,212	4.4%

Total commercial real estate	150,521	50.9%	142,819	51.0%

Consumer:
Residential	46,622	15.8%	46,240	16.5%
Home equity	36,417	12.3%	35,085	12.5%
Construction	7,983	2.7%	5,938	2.1%

Total consumer real estate	91,022	30.8%	87,263	31.1%

Total real estate	241,543	81.7%	230,082	82.1%
Commercial business	48,383	16.4%	44,872	16.0%
Consumer-other	6,490	2.2%	6,035	2.1%
Deferred origination fees, net	(709)	(0.3)%	(642)	(0.2)%

Total gross loans, net of
deferred fees	295,707	100.0%	280,347	100.0%

Less--allowance for loan losses	(4,073)		(3,717)

Total loans, net	$291,634		$276,630

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2005.

		After one
	One year	but within	After five
	or less	five years	years	Total
		(In thousands)
Real estate - mortgage	$40,710	148,223	28,787	217,720
Real estate - construction	7,896	9,982	5,945	23,823

Total real estate	48,606	158,205	34,732	241,543
Commercial business	32,203	16,026	154	48,383
Consumer-other	4,562	1,590	338	6,490
Deferred origination fees, net	(163)	(450)	(96)	(709)

Total gross loans, net of deferred fees	$85,208	175,371	35,128	295,707

Loans maturing after one
year with:
Fixed interest rates				$68,748
Floating interest rates				$141,751

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2004.

		After one
	One year	but within	After five
	or less	five years	years	Total
		(In thousands)
Real estate - mortgage	$36,665	147,199	28,058	211,922
Real estate - construction	6,093	8,560	3,507	18,160

Total real estate	42,758	155,759	31,565	230,082
Commercial business	27,927	16,532	413	44,872
Consumer - other	3,328	2,367	340	6,035
Deferred origination fees, net	(132)	(425)	(85)	(642)

Total gross loans, net of
deferred fees	$73,881	174,233	32,233	280,347

Loans maturing after one
year with:
Fixed interest rates				$70,356
Floating interest rates				$136,110

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
	(In thousands)
Balance, beginning of period	$3,717	2,705

Loans charged-off	-	(12)
Recoveries of loans previously charged-off	11	-

Net loans (charged-off) recovery	$11	(12)
Provision for loan losses	345	350

Balance, end of period	$4,073	3,043

Allowance for loan losses to gross loans	1.38%	1.33%

Net charge-offs to average loans	0.00%	0.01%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2005 and the year ended December 31, 2004.

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Loans over 90 days past due	$1,138	683

Loans on nonaccrual:
Mortgage	477	339
Commercial	661	385
Consumer	1	15

Total nonaccrual loans	1,139	739
Troubled debt restructuring	-	-

Total of nonperforming loans	1,139	739
Other nonperforming assets	6	28

Total nonperforming assets	$1,145	767

Percentage of total assets	0.33%	0.27%
Percentage of nonperforming loans and
assets to gross loans	0.39%	0.30%
Allowance for loan losses to gross loans	1.38%	1.33%
Net charge-offs to average loans	0.00%	0.12%

        At March 31, 2005 and December 31, 2004, the allowance for loan losses was $4.1 million and $3.0 million, respectively, or 1.38% and 1.33% of outstanding loans, respectively. During the year ended December 31, 2004, we had net charged off loans of $298,505. During the three months ended March 31, 2005 we had a net recovery of $11,793. During the first three months of 2004, our net charged-off loans were $12,045.

        At March 31, 2005 and December 31, 2004, nonaccrual loans represented 0.33% and 0.27% of total loans, respectively. At March 31, 2005 and December 31, 2004, we had $1.1 million and $739,126 of loans, respectively, on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

        The amount of foregone interest income on the nonaccrual loans in the first three months of 2005 was approximately $14,000. The amount of interest income recorded in the first three months of 2005 for loans that were on nonaccrual at March 31, 2005 was $0.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the amount of out-of-market deposits will decline after our new retail deposit offices become established. The amount of out-of-market deposits was $77.3 million at December 31, 2004 and $82.9 at March 31, 2005.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 133% and 135% at March 31, 2005 and December 31, 2004, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2005 and 2004.

	2005		2004
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Noninterest bearing demand deposits	$15,978	-%	$14,469	-%
Interest bearing demand deposits	29,750	1.38%	18,802	1.02%
Money market accounts	48,367	1.63%	25,947	0.91%
Saving accounts	1,298	0.35%	1,482	0.35%
Time deposits less than $100,000	22,867	3.23%	31,355	2.61%
Time deposits greater than $100,000	85,124	3.22%	75,859	2.24%

Total deposits	$203,384	2.30%	$167,914	1.76%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $116.0 million and $107.8 million at March 31, 2005 and December 31, 2004, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2005 (in thousands) is as follows:

March 31,
2005
Three months or less	$13,919
Over three through six months	16,865
Over six through twelve months	29,543
Over twelve months	43,120

Total	$103,447

        The increase in time deposits of $100,000 or more for the three months ended March 31, 2005 resulted from both additional wholesale deposits and from an 18 month retail CD promotion that raised approximately $14.0 million.

Capital Resources

        Total shareholders’ equity was $28.1 million at December 31, 2004. At March 31, 2005, total shareholders’ equity was $28.7 million. The increase during the first three months of 2005 resulted primarily from the $660,148 of net income earned.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2005 and the year ended December 31, 2004. Since our inception, we have not paid cash dividends.

	March 31, 2005	December 31, 2004
Return on average assets	0.81%	0.73%

Return on average equity	9.47%	12.37%

Equity to assets ratio	8.54%	5.87%

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

        The following table sets forth the holding company’s and the bank’s various capital ratios at March 31, 2005 and at December 31, 2004. For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2005		December 31, 2004
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital	14.1%	13.2%	14.6%	13.7%
Tier 1 risk-based capital	12.9%	12.0%	13.4%	12.4%
Leverage capital	10.5%	9.8%	11.0%	10.2%

Borrowings

        The following table outlines our various sources of borrowed funds during the three months ended March 31, 2005 and the year ended December 31, 2004, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
			(In thousands)
At or for the Three months
Ended March 31, 2005
Federal Home Loan Bank advances	$67,030	3.14%	$75,150	$72,170	3.02%
Securities sold under agreement to
repurchase	18,572	2.81%	18,947	17,172	2.65%
Federal funds purchased	-	3.00%	433	1,364	2.25%
Junior subordinated debentures	6,186	6.19%	6,186	6,186	4.71%
At or for the Year
Ended December 31, 2004
Federal Home Loan Bank advances	$60,660	2.82%	$58,400	$54,515	2.21%
Securities sold under agreement to
repurchase	13,100	2.25%	14,637	13,643	1.43%
Federal funds purchased	-	2.44%	-	332	1.46%
Correspondent bank line of credit	-	4.40%	3,000	1,214	3.38%
Junior subordinated debentures	6,186	5.65%	6,186	6,186	4.88%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $51.6 million, of which $17.6 million was at fixed rates and $34.0 million was at variable rates. At March 31, 2005, unfunded commitments to extend credit were $59.2 million, of which $20.1 million was at fixed rates and $39.1 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2004, there was a $2.5 million commitment under a letter of credit. At March 31, 2005, there was a $2.6 million commitment under a letter of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 68% of our loans were variable rate loans at December 31, 2004 and March 31, 2005, and we were asset sensitive during most of the year ended December 31, 2004 and the three months ended March 31, 2005. As of March 31, 2005, we expect to be asset sensitive for the next 12 months. The ratio of cumulative gap to total earning assets after 12 months was 5.0% because $17.2 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At March 31, 2005, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5.8 million, or 1.7% of total assets. Our investment securities at March 31, 2005 amounted to $34.2 million, or 10.0% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, $22.7 million of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. At December 31, 2004, our liquid assets amounted to $5.3 million, or 1.7% of total assets. Our investment securities at December 31, 2004 amounted to $29.2 million, or 9.2% of total assets. However, $17.0 million of these securities are pledged against outstanding debt.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investment, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2004 and the first three months of 2005, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain three lines of credit with correspondent banks totaling $14.5 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2005 was $21.7 million, assuming that the bank’s $4.3 million investment in FHLB stock, as well as qualifying mortgages, would be available to secure any future borrowings.

        Prior to March 31, 2005, the company entered into a commitment to construct a new office for approximately $900,000. As of March 31, 2005, approximately $62,000 has been paid. The office is expected to be completed in the late third quarter or early fourth quarter of 2005.

        We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs.

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

        The following table sets forth information regarding our rate sensitivity as of March 31, 2005 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
			(In thousands)
Interest-earning assets:
Federal funds sold	$1,462	$-	$-	$-	$1,462
Investment securities	1,338	3,829	18,261	10,725	34,153
Loans	206,479	9,079	57,324	22,409	295,291

Total earning assets	$209,279	$12,908	$75,585	$33,134	$330,906

Interest-bearing liabilities:
Money market and NOW	$75,281	$-	$-	$-	$75,281
Regular savings	1,372	-	-	-	1,372
Time deposits	16,812	52,188	49,973	5,834	124,807
Repurchase agreements	18,572	-	-	-	18,572
FHLB advances	27,030	7,500	29,500	3,000	67,030
Junior subordinated debentures	6,186	-	-	-	6,186

Total interest-bearing
liabilities	$145,253	$59,688	$79,473	$8,834	$293,248

Period gap	$64,026	$(46,780)	$(3,888)	$24,300
Cumulative gap	64,026	17,246	13,358	37,658
Ratio of cumulative gap total
assets total earning assets	19.3%	5.2%	4.0%	11.4%

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2004, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
			(In thousands)
Interest-earning assets:
Federal funds sold	$1,394	$-	$-	$-	$1,394
Investment securities	1,572	4,716	15,511	3,500	25,299
Loans	196,066	10,374	54,704	19,105	280,249

Total earning assets	$199,032	$15,090	$70,215	$22,605	$306,942

Interest-bearing liabilities:
Money market and NOW	$87,081	$-	$-	$-	$87,081
Regular savings	1,244	-	-	-	1,244
Time deposits	23,369	39,845	29,927	5,834	98,975
Repurchase agreements	13,100	-	-	-	13,100
FHLB advances	30,660	8,000	5,000	17,000	60,660
Junior subordinated debentures	6,186	-	-	-	6,186

Total interest-bearing
liabilities	$161,640	$47,845	$34,927	$22,834	$267,246

Period gap	$37,392	$(32,755)	$35,288	$(229)
Cumulative gap	37,392	4,637	39,925	39,696
Ratio of cumulative gap total
assets total earning assets	12.2%	1.5%	13.0%	12.9%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

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

        In January 2004, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2004. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2004, regardless of when the variable interest entity was established. The adoption of FIN No. 46 will not have a material effect on the Company's financial position or results of operations. As a result of adoption of FIN No. 46, the Company deconsolidated the Trust for periods ended December 31, 2004. In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk” and “Liquidity and Interest Rate Sensitivity” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable

Item 3. Defaults Upon Senior Securities.

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable

Item 5. Other Information.

        Not applicable

Item 6. Exhibits.

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENVILLE FIRST BANCSHARES, INC Registrant

Date: May 12, 2005	/s/ R. Arther Seaver, Jr.
R. Arther Seaver, Jr.
Chief Executive Officer

Date: May 12, 2005	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number      Description

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.