Form 10-Q
period 2005-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2005-08-15
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  2,659,475 shares of common stock, $.01 par value per share, were issued and outstanding as of July 27, 2005.

GREENVILLE FIRST BANCSHARES, INC.
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,049,415	$3,943,877
Federal funds sold	2,523,954	1,394,459
Investment securities available for sale	11,040,654	12,159,674
Investment securities held to maturity-
(fair value $21,635,915 and $13,088,613)	21,861,614	13,138,697
Other investments, at cost	4,943,400	3,863,850
Loans, net	306,843,498	276,630,484
Property and equipment, net	2,655,730	2,013,995
Accrued interest receivable	1,386,614	1,145,810
Other real estate owned	-	28,000
Other assets	1,853,863	1,492,352

Total assets	$357,158,742	$315,811,198

Liabilities
Deposits	$228,875,672	$204,864,142
Official checks outstanding	1,425,818	1,384,480
Federal funds purchased and repurchase agreements	17,029,000	13,099,999
Federal Home Loan Bank advances	72,500,000	60,660,000
Junior subordinated debentures	6,186,000	6,186,000
Accrued interest payable	1,057,543	620,014
Accounts payable and accrued expenses	529,331	917,975

Total liabilities	327,603,364	287,732,610

Commitments and contingencies
Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares. Issued and outstanding 2,659,475 and
2,647,994 at June 30, 2005 and December 31, 2004, respectively	26,595	26,480
Additional paid-in capital	25,625,075	25,546,259
Accumulated other comprehensive income (loss)	(33,959)	49,989

Retained earnings	3,937,667	2,455,860

Total shareholders' equity	29,555,378	28,078,588

Total liabilities and shareholders' equity	$357,158,742	$315,811,198

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	June 30,
	2005	2004
	(Unaudited)
Interest income
Loans	$4,771,012	$2,950,548
Investment securities	429,775	220,364
Federal funds sold	27,509	4,703

Total interest income	5,228,296	3,175,615

Interest expense
Deposits	1,453,248	840,564
Borrowings	853,709	374,606

Total interest expense	2,306,957	1,215,170

Net interest income	2,921,339	1,960,445
Provision for loan losses	265,000	300,000

Net interest income after provision for loan losses	2,656,339	1,660,445

Noninterest income
Loan fee income	49,745	40,789
Service fees on deposit accounts	62,600	72,978
Other income	105,149	86,810

Total noninterest income	217,494	200,577

Noninterest expenses
Compensation and benefits	795,855	600,877
Professional fees	85,683	50,882
Marketing	118,029	74,679
Insurance	36,738	31,146
Occupancy	204,585	149,129
Data processing and related costs	232,597	215,304
Telephone	12,082	6,836
Other	63,008	64,661

Total noninterest expenses	1,548,577	1,193,514

Income before income taxes expense	1,325,256	667,508
Income tax expense	503,598	253,657

Net income	$821,658	$413,851

Earnings per common share
Basic	$.31	$.24

Diluted	$.28	$.21

Weighted average common shares outstanding
Basic	2,659,475	1,725,494

Diluted	2,937,315	1,988,584

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended
	June 30,
	2005	2004
	(Unaudited)
Interest income
Loans	$8,942,273	$5,688,464
Investment securities	834,865	445,178
Federal funds sold	33,320	9,293

Total interest income	9,810,458	6,142,935

Interest expense
Deposits	2,607,934	1,568,286
Borrowings	1,600,595	681,219

Total interest expense	4,208,529	2,249,505

Net interest income	5,601,929	3,893,430
Provision for loan losses	610,000	650,000

Net interest income after provision for loan losses	4,991,929	3,243,430

Noninterest income
Loan fee income	96,369	66,824
Service fees on deposit accounts	136,137	139,728
Other income	198,364	156,348

Total noninterest income	430,870	362,900

Noninterest expenses
Compensation and benefits	1,590,648	1,199,522
Professional fees	163,926	99,815
Marketing	208,308	125,958
Insurance	73,561	61,662
Occupancy	370,310	289,899
Data processing and related costs	447,805	396,775
Telephone	23,034	13,306
Other	155,196	126,159

Total noninterest expenses	3,032,788	2,313,096

Income before income taxes expense	2,390,011	1,293,234
Income tax expense	908,204	491,433

Net income	$1,481,807	$801,801

Earnings per common share
Basic	$.56	$.46

Diluted	$.51	$.40

Weighted average common shares outstanding
Basic	2,653,735	1,725,294

Diluted	2,927,794	1,998,109

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

				Accumulated		Total
			Additional	other		share-
	Common stock		paid in	comprehensive	Retained	holders
	Shares	Amount	capital	income	earnings	equity
December 31, 2003	1,724,994	$17,250	$10,629,450	$96,997	$443,271	$11,186,968

Net income	-	-	-	-	801,801	801,801
Comprehensive loss,
net of tax -
Unrealized holding gain
on securities available
for sale	-	-	-	(68,217)	-	(68,217)

Comprehensive income	-	-	-	-	-	733,584
Proceeds from exercise of
warrants	3,000	20	19,990	-	-	20,010

June 30, 2004	1,727,994	$17,270	$10,649,440	$28,780	$1,245,072	$11,940,562

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	1,481,807	1,481,807
Comprehensive income,
net of tax -
Unrealized holding loss
on securities available
for sale	-	-	-	(83,948)	-	(83,948)

Comprehensive income	-	-	-	-	-	1,397,859
Proceeds from exercise of
options and warrants	11,481	115	78,816	-	-	78,931

June 30, 2005	2,659,475	$26,595	$25,625,075	$(33,959)	$3,937,667	$29,555,378

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2005	2004
Operating activities
Net income	$1,481,807	$801,801
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	610,000	650,000
Depreciation and other amortization	116,465	73,553
Accretion and amortization of securities discounts and premium, net	62,717	50,756
Decrease (increase) in deferred taxes asset	(253,067)	320,145
Increase in other assets, net	(349,248)	(1,344,889)
Increase (decrease) in other liabilities, net	133,467	(358,699)

Net cash provided by operating activities	1,802,141	192,667

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(30,823,014)	(39,285,674)
Purchase of property and equipment	(758,200)	(807,209)
Purchase of investment securities:
Available for sale	-	-
Held to maturity	(10,258,021)	(5,585,942)
Other investments	(3,224,250)	(2,510,000)
Payments and maturity of investment securities:
Available for sale	960,230	429,286
Held to maturity	1,503,985	1,171,657
Other investments	2,144,700	1,215,000
Proceeds from sale of real estate acquired in settlement of loans	28,000	-

Net cash used for investing activities	(40,426,570)	(45,372,882)

Financing activities
Increase in deposits, net	24,011,530	9,023,726
Increase in short-term borrowings	3,929,001	4,268,001
Decrease in other borrowings	-	3,000,000
Proceeds from the exercise of stock options	78,931	-
Proceeds from the exercise of stock warrants	-	20,010
Increase in Federal Home Loan Bank advances	11,840,000	25,900,000

Net cash provided by financing activities	39,859,462	42,211,737

Net increase (decrease) in cash and cash equivalents	1,235,033	(2,968,478)
Cash and cash equivalents at beginning of the period	5,338,336	6,947,291

Cash and cash equivalents at end of the period	$6,573,369	$3,978,813
Supplemental information
Cash paid for
Interest	$3,771,000	$2,097,244

Income taxes	$1,118,000	$1,266,585

Schedule of non-cash transactions
Foreclosure of real estate	$-	$305,485

Unrealized loss on securities, net of income taxes	$(83,948)	$(68,217)

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

Basis of Presentation

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-KSB for the year ended December 31, 2004 (Registration Number 000-27719) as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A. As discussed in Note 3, the financial statements related to the special purpose subsidiary, Greenville First Statutory Trust I, have not been consolidated in accordance with FASB Interpretation No. 46.

Cash and Cash Equivalents

        For purposes of the Consolidated Statement of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.” These assets have contractual maturities of less than three months.

Note 2 - Accounting for Variable Interest Entities

        Effective January 1, 2004, the company adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities.” In accordance with FIN 46, the $186,000 investment by the parent company, Greenville First Bancshares, Inc, in the special purpose subsidiary, Greenville First Statutory Trust I, results in the special purpose subsidiary being treated as a “variable interest entity” as defined in FIN 46. Therefore, in accordance with the revised rules, the company did not consolidate its special purpose trust subsidiary. Prior to January 1, 2004, the effective date on the adoption of FIN 46, the company had consolidated the special purpose subsidiary. The 2004 consolidated financial statements have been restated, resulting in the “deconsolidation” of this wholly-owned subsidiary. The deconsolidation of this wholly-owned subsidiary increased both the company’s other assets by $186,000 and the debt associated with the junior subordinated debentures. The company’s maximum exposure to loss on this debt is the $186,000 invested in the special purpose subsidiary. However, in addition to the loss exposure related to the investment in the special purpose subsidiary, the company has a full and unconditional guarantee for the $6,000,000 junior subordinated debentures that were issued. The special purpose subsidiary was formed for the sole purpose of issuing the junior subordinated debentures.

Note 3 - Note Payable

        The company had an unused $4.5 million revolving line of credit with another bank that mature on March 20, 2006. The line of credit bears interest at a rate of three-month libor plus 2.00%, which at June 30, 2005 was 5.52%. The company has pledged the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of June 30, 2005, the company believes it is in compliance with all covenants.

Note 4 - Earnings per Share

        The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2005 and 2004. Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. The average dilutive shares have been computed utilizing the “treasury stock” method.

	Three months ended June 30,
	2005	2004
Basic Earnings Per Share
Average common shares	2,659,475	1,725,494
Net income	$821,658	$413,851
Earnings per share	$0.31	$0.24
Diluted Earnings Per Share
Average common shares	2,659,475	1,725,494
Average dilutive common shares	277,840	263,090

Adjusted average common shares	2,937,315	1,988,584
Net income	$821,658	$413,851
Earnings per share	$0.28	$0.21

	Six months ended June 30,
	2005	2004
Basic Earnings Per Share
Average common shares	2,653,735	1,725,294
Net income	$1,481,807	$801,801
Earnings per share	$0.56	$0.46

Diluted Earnings Per Share
Average common shares	2,653,735	1,725,294
Average dilutive common shares	274,059	272,815

Adjusted average common shares	2,927,794	1,998,109
Net income	$1,481,807	$801,801
Earnings per share	$0.51	$0.40

Note 5 - Stock Based Compensation

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

	For the three months ended June 30,
	2005	2004
Net income, as reported	$821,658	$413,851
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(17,992)	(20,719)

Pro forma net income	$803,666	$393,132
Earnings per common share
Basic - as reported	$0.31	$0.24
Basic - pro forma	$0.30	$0.23
Diluted - as reported	$0.28	$0.21
Diluted - pro-forma	$0.27	$0.20

	For the six months ended June 30,
	2005	2004
Net income, as reported	$1,481,807	$801,801
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(35,984)	(41,438)

Pro forma net income	$1,445,823	$760,363
Earnings per common share
Basic - as reported	$0.56	$0.46
Basic - pro forma	$0.54	$0.44
Diluted - as reported	$0.51	$0.40
Diluted - pro-forma	$0.49	$0.38

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 10% for 2004, risk-free interest rate of 3.00% for 2004, expected lives of the options 10 years, and the assumed dividend rate was zero. No options were granted during the six months ended June 30, 2005.

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

Overview

        We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A. Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders’ equity, which has continued during the first six months of 2005.

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

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Effect of Economic Trends

        During the year ended December 31, 2004, our rates on both short-term or variable rate earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the previous actions taken by the Federal Reserve to lower short-term rates. Our rates on both short-term or variable earning assets and short-term or variable rate interest-bearing liabilities began to increase in the third quarter of 2004 as a result of actions taken by the Federal Reserve to increase short-term rates.

        During the first six months of 2004, many economists believed the economy began to show signs of strengthening. After operating under historically low interest rates during the first half of 2004, the Federal Reserve increased the short-term interest rate five times for a total of 125 basis points. During the first six months of 2005, the Federal Reserve continued to increase rates an additional 100 basis points. Many economists believe that the Federal Reserve will continue to increase rates during the remainder of 2005. However, no assurance can be given that the Federal Reserve will take such action.

Results of Operations

Income Statement Review

Summary

        Three months ended June 30, 2005 and 2004

        Our net income was $821,658 and $413,851 for the three months ended June 30, 2005 and 2004, respectively, an increase of $407,807, or 98.5%. The $407,807 increase in net income resulted primarily from an increase of $960,894 in net interest income, partly offset by $355,063 of additional noninterest expense and a $249,941 increase in income tax expense. Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses. Our efficiency ratio was 49.3% and 55.2% for the three months ended June 30, 2005 and 2004, respectively.

        Six months ended June 30, 2005 and 2004

        Our net income was $1,481,807 and $801,801for the six months ended June 30, 2005 and 2004, respectively, an increase of $680,006, or 84.8%. The $680,006 increase in net income resulted primarily from an increase of $1,708,499 in net interest income, partly offset by $719,692 of additional noninterest expense and a $416,771 increase in income tax expense. Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses. Our efficiency ratio was 50.3% and 54.3% for the six months ended June 30, 2005 and 2004, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The continuous growth in our loan portfolio is the primary driver of the increase in net interest income. During the six months ended June 30, 2005, our average loan portfolio increased $71.9 million compared to the average for the six months ended June 30, 2004. The growth in the first six months of 2005 was $30.9 million. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At June 30, 2005, loans represented 85.9% of total assets, while investments and federal funds sold represented 11.3% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio. We also intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a “well capitalized” bank.

        The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market. Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio. At June 30, 2005, retail deposits represented $137.7 million, or 38.6% of total assets, borrowings represented $95.7 million, or 26.8% of total assets, and wholesale out-of-market deposits represented $91.2 million, or 25.5% of total assets.

        In anticipation of rising interest rates, we opened one retail deposit office in March of 2005 and we plan to open a second retail deposit office in October 2005. We plan to focus our efforts in these two locations to obtain low cost transaction accounts that are less affected by rising rates. Also, in anticipation of rising rates, during the first three months of 2005 we offered aggressive rates on retail certificates of deposits. In conjunction with the new retail office, we anticipate offering aggressive rates to obtain checking accounts and new money market accounts. We anticipate that the higher rates being offered may increase our overall cost of funds. Our goal is to increase both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives. We also anticipate the current deposit promotion and the opening of the two new offices will have a negative impact on earnings in the years ending 2005 and 2006. However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

        As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at June 30, 2005, 66.1% of our loans had variable rates. In anticipation of rising rates, during the first six months ending June 30, 2005, we extended the maturities on various FHLB advances and wholesale certificates of deposit. This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates. At June 30, 2005, 68.1% of interest-bearing liabilities had a maturity of less than one year. Therefore, we believe that we are positioned to benefit from future increases in short-term rates. At June 30, 2005, we had $91.3 million more assets than liabilities that reprice within the next three months. Accordingly, we believe that our net interest spread may continue to increase if further action is taken by the Federal Reserve to continue to increase short-term rates.

        During the three months and six months ended June 30, 2005, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities began to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates. The impact of the Federal Reserve’s actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings. Our net interest spread increased since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the 12 month period ending June 30, 2005. Our net interest spread for the three month and six month periods ended June 30, 2005 was 3.15% and 3.14%, respectively. Because we had more interest-earning assets than interest-bearing liabilities that repriced, our net interest spread increased 13 basis points in the three months ended June 30, 2005 and by 4 basis points in the six months ended June 30, 2005, compared to the same respective periods in 2004.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities.

        For the three months and six months ended June 30, 2005, our net interest margin was 3.36% and 3.35%, respectively. The change in our net interest margin was 16 basis points higher than the change in net interest spread for both the three month and six month periods ended June 30, 2005 when compared to the same periods in 2004. The additional 16 basis points resulted primarily because our interest-earning assets exceeded interest-bearing liabilities by over $26.0 million compared to approximately $7.0 million in the same period in 2004. This change resulted primarily from the impact of the secondary offering that was completed in the last half of 2004.

        We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended June 30, 2005 and 2004 and the first six months of 2005 and 2004. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. A review of these tables shows the significant poriton of the increase in net interest income results from the changes in volume. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

        The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the six months ended June 30, 2005 and 2004, all investments were taxable. During the same periods, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, and Rates For
the Three Months Ended June 30,

	2005			2004
	Average	Income/	Yield/	Average	Income	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
			(Dollars in thousands)
Earnings
Federal funds sold	$3,533	$27	3.07%	$1,914	$5	1.05%
Investment securities	38,318	430	4.50%	21,145	220	4.18%
Loans	306,669	4,771	6.24%	234,057	2,951	5.07%

Total earning-assets	348,520	5,228	6.02%	257,116	3,176	4.97%

Non-earning assets	6,113			7,566

Total assets	$354,633			$264,682

Interest-bearing liabilities:
NOW accounts	$46,705	$98	$0.84%	$38,631	$75	0.78%
Savings & money market	45,809	202	1.77%	39,543	143	1.45%
Time deposits	131,325	1,153	3.52%	99,392	622	2.52%

Total interest-bearing deposits	223,839	1,453	2.60%	177,566	840	1.90%
FHLB advances	73,016	609	3.35%	50,131	257	2.06%
Other borrowings	25,036	245	3.93%	22,808	118	2.08%
Total interest-bearing liabilities	321,891	2,307	2.87%	250,505	1,215	1.95%

Non-interest bearing liabilities .	3,384			2,427
Shareholders’ equity	29,358			11,750

Total liabilities and
shareholders’ equity	$354,633			$264,682

Net interest spread			3.15%			3.02%
Net interest income / margin		$2,921	3.36%		$1,961	3.07%

     (1) Annualized for the three month period.

        Our net interest spread was 3.15% for the three months ended June 30, 2005, compared to 3.02% for the three months ended June 30, 2004.

        Our net interest margin for the three months ended June 30, 2005 was 3.36%, compared to 3.07% for the three months ended June 30, 2004. During the three months ended June 30, 2005, earning assets averaged $348.5 million, compared to $257.1 million in the three months ended June 30, 2004. Interest earning assets exceeded interest bearing liabilities by $26.6 million and $6.6 million for the three month periods ended June 30, 2005 and 2004, respectively. Our higher level of interest-earning assets compared to interest-bearing liabilities in the 2005 period resulted from the proceeds from the secondary offering that was completed in the third and fourth quarters of 2004. Our net interest spread increased 13 basis points in the second quarter of 2005 while the net interest margin increased 29 basis points. Our net margin increased more than the net interest spread primarily as a result of additional capital raised during the second half of 2004.

        Our loan yield increased 117 basis points for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 as a result of approximately two thirds of the loan portfolio having variable rates, combined with the 225 basis point increase in prime rates over the twelve months ended June 30, 2005. Our deposit cost also increased as a result of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate. Also, we extended the maturity dates on various jumbo time deposits. These decisions along with the higher overall market rates resulted in the deposit costs in the second quarter of 2005 being 70 basis points higher than in the second quarter of 2004.

        We also extended the maturities of various FHLB advances resulting in higher borrowing costs in the second quarter of 2005 compared to 2004. The 185 basis point increase in other borrowed funds in the second quarter of 2005 compared to the same period in 2004 resulted from the 225 basis point increase in short-term market rates. All the other borrowings rates are tied to short-term market interest rates.

        Net interest income, the largest component of our income, was $2.9 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively. The significant increase in the second quarter of 2005 related to higher levels of both average earning assets and interest-bearing liabilities. Average earning assets were $91.4 million higher during the three months ended June 30, 2005 compared to the same period in 2004.

        The $960,894 increase in net interest income for the three months ended June 30, 2005 compared to the same period in 2004 resulted primarily from a $755,000 increase in net income related to the impact of higher average earning assets and interest-bearing liabilities in the three months ended June 30, 2005 compared to the same period in 2004. The remaining increase is largely a result of higher interest rates.

        Interest income for the three months ended June 30, 2005 was $5.2 million, consisting of $4.8 million on loans, $429,775 on investments, and $27,509 on federal funds sold. Interest income for the three months ended June 30, 2004 was $3.2 million, consisting of $3.0 million on loans, $220,364 on investments, and $4,703 on federal funds sold. Interest on loans for the three months ended June 30, 2005 and 2004 represented 91.3% and 92.9%, respectively, of total interest income, while income from investments and federal funds sold represented only 8.7% and 7.1% of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 88.0% and 91.0% of average interest-earning assets for the three months ended June 30, 2005 and 2004, respectively. Included in interest income on loans for the three months ended June 30, 2005 and 2004, was $158,042 and $131,810, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

        Interest expense for the three months ended June 30, 2005 was $2.3 million, consisting of $1.5 million related to deposits and $853,709 related to borrowings. Interest expense for the three months ended June 30, 2004 was $1.2 million, consisting of $840,564 related to deposits and $374,606 related to borrowings. Interest expense on deposits for the three months ended June 30, 2005 and 2004 represented 63.0% and 69.2%, respectively, of total interest expense, while interest expense on borrowings represented 37.0% and 30.8%, respectively, of total interest expense for the same three month periods. The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers. During the three months ended June 30, 2005, average interest-bearing deposits increased by $46.3 million over the same period in 2004, while FHLB and other borrowing during the three months ended June 30, 2005 increased $25.1 million over the same period in 2004. During the three months ended June 30, 2005, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings. Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Average Balances, Income and Expenses, and Rates
For the Six Months Ended June 30,

	2005			2004
	Average	Income/	Yield/	Average	Income	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
			(Dollars in thousands)
Earnings
Federal funds sold	$2,270	$33	2.93%	$2,032	$9	0.89%
Investment securities	37,534	835	4.49%	20,824	445	4.30%
Loans	297,350	8,942	6.06%	225,469	5,688	5.07%

Total earning-assets	337,154	9,810	5.87%	248,325	6,142	4.97%

Non-earning assets	5,724			6,981

Total assets	$342,878			$255,306

Interest-bearing liabilities:
NOW accounts	$46,267	$199	0.87%	$35,980	$122	0.68%
Savings & money market	47,726	398	1.68%	33,486	202	1.21%
Time deposits	119,675	2,011	3.39%	103,489	1,244	2.42%

Total interest-bearing deposits	213,668	2,608	2.46%	172,955	1,568	1.82%
FHLB advances	72,595	1,146	3.18%	46,988	446	1.91%
Other borrowings	24,880	454	3.68%	21,430	235	2.21%

Total interest-bearing liabilities	311,143	4,208	2.73%	241,373	2,249	1.87%

Non-interest bearing liabilities .	2,922			2,369
Shareholders’ equity	28,813			11,564

Total liabilities and
shareholders’ equity	$342,878			$255,306

Net interest spread			3.14%			3.10%
Net interest income / margin		$5,602	3.35%		$3,893	3.15%

     (1) Annualized for the six month period.

        Our net interest spread was 3.14% for the six months ended June 30, 2005, compared to 3.10% for the six months ended June 30, 2004.

        Our net interest margin for the six months ended June 30, 2005 was 3.35%, compared to 3.15% for the six months ended June 30, 2004. During the six months ended June 30, 2005, earning assets averaged $337.2 million, compared to $248.3 million in the six months ended June 30, 2004. Interest earning assets exceeded interest bearing liabilities by $26.0 million and $7.0 million for the six month periods ended June 30, 2005 and 2004, respectively. Our higher level of interest-earning assets compared to interest-bearing liabilities in the 2005 period resulted from the proceeds from the secondary offering that was completed in the third and fourth quarters of 2004. The impact of the additional capital contributed to our net interest spread increasing 4 basis points in the first six months of 2005 while the net interest margin increased 20 basis points. Our net margin increased more than the net interest spread primarily as a result of additional capital raised during the second half of 2004.

        Our loan yield increased 99 basis points for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of approximately two thirds of the loan portfolio having variable rates, combined with the 225 basis point increase in prime rates over the twelve months ending June 30, 2005. Our deposit cost increased as a result of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate. Also, we extended the maturity dates on various jumbo time deposits. These decisions along with the higher overall market rates resulted in the deposit costs in the first and second quarters of 2005 being 64 basis points higher than in the first and second quarters of 2004. We also extended the maturities of various FHLB advances resulting in higher borrowing costs in the first six months of 2005 compared to 2004. The 147 basis point increase in other borrowed funds in the first six months of 2005 compared to the same period in 2004 resulted from the 225 basis point increase in short-term market rates. All the other borrowings rates are tied to short-term market interest rates.

        Net interest income, the largest component of our income, was $5.6 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively. The significant increase in the first and second quarters of 2005 related to higher levels of both average earning assets and interest-bearing liabilities. Average earning assets were $88.8 million higher during the six months ended June 30, 2005 compared to the same period in 2004.

        The $1.7 million increase in net interest income for the six months ended June 30, 2005 compared to the same period in 2004 resulted primarily from a $1.5 million increase in net income related to the impact of higher average earning assets and interest-bearing liabilities in the six months ended June 30, 2005 compared to the same period in 2004. The remaining increase is largely a result of higher interest rates.

        Interest income for the six months ended June 30, 2005 was $9.8 million, consisting of $8.9 million on loans, $834,865 on investments, and $33,320 on federal funds sold. Interest income for the six months ended June 30, 2004 was $6.1 million, consisting of $5.7 million on loans, $445,178 on investments, and $9,293 on federal funds sold. Interest on loans for the six months ended June 30, 2005 and 2004 represented 91.1% and 92.6%, respectively, of total interest income, while income from investments and federal funds sold represented only 8.9% and 7.4% of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 88.2% and 90.8% of average interest-earning assets for the six months ended June 30, 2005 and 2004, respectively. Included in interest income on loans for the six months ended June 30, 2005 and 2004, was $276,839 and $232,319, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

        Interest expense for the six months ended June 30, 2005 was $4.2 million, consisting of $2.6 million related to deposits and $1.6 million related to borrowings. Interest expense for the six months ended June 30, 2004 was $2.2 million, consisting of $1.6 million related to deposits and $681,219 related to borrowings. Interest expense on deposits for the six months ended June 30, 2005 and 2004 represented 62.0% and 69.7%, respectively, of total interest expense, while interest expense on borrowings represented 38.0% and 30.3%, respectively, of total interest expense for the same periods. The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers. During the six months ended June 30, 2005, average interest-bearing deposits increased by $40.7 million over the same period in 2004, while FHLB and other borrowings during the six months ended June 30, 2005 increased $29.1 million over the same period in 2004. During the six months ended June 30, 2005, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings. Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

		Three Months Ended
	June 30, 2005 vs. 2004				June 30, 2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(Dollars in Thousands)
Interest income
Loans	$922	$685	$213	$1,820	$926	$(131)	$(63)	$732
Investment securities	179	17	14	210	132	8	16	156
Federal funds sold	4	10	8	22	1	(1)	-	-

Total interest income	1,105	712	235	2,052	1,059	(124)	(47)	888

Interest expense
Deposits	220	311	82	613	203	(34)	(12)	157
FHLB advances	118	161	73	352	136	(14)	(14)	108
Other borrowings	12	105	10	127	150	(10)	(51)	89

Total interest expense	350	577	165	1,092	489	(58)	(77)	354

Net interest income	$755	$135	$70	$960	$570	$(66)	$30	$534

		Six Months Ended
	June 30, 2005 vs. 2004				June 30, 2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(Dollars in Thousands)
Interest income
Loans	$1,800	$1,103	$352	$3,255	$1,783	$(291)	$(112)	$1,380
Investment securities	355	19	16	390	205	20	21	246
Federal funds sold	1	21	2	24	-	(3)	-	(3)

Total interest income	2,156	1,143	370	3,669	1,988	(274)	(91)	1,623

Interest expense
Deposits	367	545	129	1,041	401	(194)	(51)	156
FHLB advances	242	296	162	700	264	(42)	(42)	180
Other borrowings	38	156	25	219	164	(1)	(3)	160

Total interest expense	647	997	316	1,960	829	(237)	(96)	496

Net interest income	$1,509	$146	$54	$1,709	$1,159	$(37)	$5	$1,127

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

         Three months ended June 30, 2005 and 2004

        For the three months ended June 30, 2005 and 2004, there was a noncash expense related to the provision for loan losses of $265,000 and $300,000, respectively. The additional provisions and net recoveries on charged-off loans added to our allowance for loan losses in the three months ended June 30, 2005 and 2004. The net increase in the allowance for loan losses was $303,176 and $132,525 for the three months ended June 30, 2005 and 2004, respectively. The allowance for loan losses increased $38,176 more than the provision for loan losses in the three months ended June 30, 2005 as a result of a $50,220 recovery combined with charge-offs of $12,044 in the three month period. The allowance for loan losses at June 30, 2004 did not increase by the entire amount of the provision for loan losses because we reported net charge-offs of $167,475 for the three months ended June 30, 2004. The $167,475 net charge-offs during the second quarter of 2004 represented 0.07% of the average outstanding loan portfolio for the three months ended June 30, 2004. The $303,176 and the $132,525 increases in the allowance for the three months ended June 30, 2005 and 2004, respectively, related to our decision to increase the allowance in response to the $15.5 million and the $18.0 million growth in loans for the three months ended June 30, 2005 and 2004, respectively. The loan loss reserve was $4.4 million and $3.2 million as of June 30, 2005 and 2004, respectively. The allowance for loan losses as a percentage of gross loans was 1.41% at June 30, 2005 and 1.28% at June 30, 2004, while the percentage of nonperforming loans to gross loans was 0.21% and 0.18% at June 30, 2005 and 2004, respectively.

         Six months ended June 30, 2005 and 2004

        For the six months ended June 30, 2005 and 2004, there was a noncash expense related to the provision for loan losses of $610,000 and $650,000, respectively. The additional provisions and net recoveries on charged-off loans added to our allowance for loan losses in the six months ended June 30, 2005 and 2004. The net increase in the allowance for loan losses was $659,969 and $470,480 for the six months ended June 30, 2005 and 2004, respectively. The allowance for loan losses increased $49,969 more than the provision for loan losses in the six months ended June 30, 2005 as a result of $62,013 in recoveries combined with charge-offs of $12,044 in the six month period. The allowance for loan losses at June 30, 2004 did not increase by the entire amount of the provision for loan losses because we reported net charge-offs of $179,520 for the six months ended June 30, 2004. The $179,520 net charge-offs during the second quarter of 2004 represented 0.08% of the average outstanding loan portfolio for the six months ended June 30, 2004. The $659,969 and the $470,480 increases in the allowance for the six months ended June 30, 2005 and 2004, respectively, related to our decision to increase the allowance in response to the $30.9 million and the $38.8 million growth in loans for the six months ended June 30, 2005 and 2004, respectively. The loan loss reserve was $4.4 million and $3.2 million as of June 30, 2005 and 2004, respectively. The allowance for loan losses as a percentage of gross loans was 1.41% at June 30, 2005 and 1.28% at June 30, 2004, while the percentage of nonperforming loans to gross loans was 0.21% and 0.18% at June 30, 2005 and 2004, respectively.

Noninterest Income

        The following tables set forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Loan fee income	$49,745	$40,789	$96,369	$66,824
Service fees on deposits	62,600	72,978	136,137	139,728
Other income	105,149	86,810	198,364	156,348

Total noninterest income	$217,494	$200,577	$430,870	$362,900

         Three months ended June 30, 2005 and 2004

        Noninterest income in the three month period ended June 30, 2005 was $217,494, an increase of 8.4% over noninterest income of $200,577 in the same period of 2004.

        Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party. Loan fees were $49,745 and $40,789 for the three months ended June 30, 2005 and June 30, 2004, respectively. The $8,956 increase for the three months ended June 30, 2005 compared to the same period in 2004 related primarily to an additional $5,641 in mortgage origination fees and an additional $6,179 in high late charge fees which was offset by a $2,864 decrease in fees received from the issuance of letters of credit. Mortgage origination fees were $8,314 and $2,673 for the three months ended June 30, 2005 and 2004, respectively, while income related to amortization of fees on letters of credit was $19,418 and $22,282 for the second quarter of 2005 and 2004, respectively. Late charge fees were $22,013 and $15,834 for the three months ended June 30, 2005 and 2004, respectively.

        Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts. Service fees on deposits were $62,600 and $72,978 for the three months ended June 30, 2005 and 2004, respectively. While the number of client accounts continues to grow, the $10,378 decrease is primarily related to a significant amount of NSF fees incurred by and charged to one individual customer in the prior year. NSF income was $37,825 and $44,575 for the three months ended June 30, 2005 and 2004, respectively, representing 60.4% of total service fees on deposits in the 2005 period compared to 61.1% of total service fees on deposits in the 2004 period.

        Other income consisted primarily of fees received on ATM transactions and sale of customer checks. Other income was $105,149 and $86,810 for the three months ended June 30, 2005 and 2004, respectively. The $18,339 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees. ATM transaction fees were $93,647 and $79,310 for the three months ended June 30, 2005 and 2004, respectively. ATM transaction fees represented 89.1% and 91.4% of total other income for the three months ended June 30, 2005 and 2004, respectively. Included in noninterest outside service expense is $77,589 and $68,852 related to corresponding transaction costs associated with ATM transaction fees for the three months ended June 30, 2005 and 2004, respectively. The net impact of the fees received and the related cost of the ATM transactions on earnings for the three months ended June 30, 2005 and 2004 was $16,058 and $10,458, respectively.

        Six months ended June 30, 2005 and 2004

        Noninterest income in the six month period ended June 30, 2005 was $430,870, an increase of 18.7% over noninterest income of $362,900 in the same period of 2004.

        Loan fees income consist primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party. Loan fees were $96,369 and $66,824 for the six months ended June 30, 2005 and June 30, 2004, respectively. The $29,545 increase for the six months ended June 30, 2005 compared to the same period in 2004 related primarily to an additional $14,784 in mortgage origination fees and an $8,801 increase in fees received from the issuance of letters of credit. Mortgage origination fees were $18,207 and $3,423 for the six months ended June 30, 2005 and 2004, respectively, while income related to amortization of fees on letters of credit was $40,522 and $31,721 for the second quarter of 2005 and 2004, respectively. Late charge fees were $37,640 and $31,680 for the six months ended June 30, 2005 and 2004, respectively.

        Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts. Service fees on deposits were $136,137 and $139,728 for the six months ended June 30, 2005 and 2004, respectively. While the number of client accounts continues to grow, the $3,591 decrease is primarily related to a significant amount of NSF fees incurred by and charged to one individual customer in the prior year. NSF income was $82,948 and $84,955 for the six months ended June 30, 2005 and 2004, respectively, representing 60.9% of total service fees on deposits in the 2005 period compared to 60.8% of total service fees on deposits in the 2004 period.

        Other income consisted primarily of fees received on ATM transactions and sale of customer checks. Other income was $198,364 and $156,348 for the six months ended June 30, 2005 and 2004, respectively. The $42,016 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees. ATM transaction fees were $172,772 and $140,141 for the six months ended June 30, 2005 and 2004, respectively. ATM transaction fees represented 87.1% and 89.6% of total other income for the six months ended June 30, 2005 and 2004, respectively. Included in noninterest outside service expense is $142,231 and $123,860 related to corresponding transaction costs associated with ATM transaction fees for the six months ended June 30, 2005 and 2004, respectively. The net impact of the fees received and the related cost of the ATM transactions on earnings for the six months ended June 30, 2005 and 2004 was $30,541 and $16,281, respectively.

Noninterest expenses

         The following tables set forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Compensation and benefits	$795,855	$600,877	$1,590,648	$1,199,522
Professional fees	85,683	50,882	163,926	99,815
Marketing	118,029	74,679	208,308	125,958
Insurance	36,738	31,146	73,561	61,662
Occupancy	204,585	149,129	370,310	289,899
Data processing and related costs	232,597	215,304	447,805	396,775
Telephone	12,082	6,836	23,034	13,306
Other	63,008	64,661	155,196	126,159

Total noninterest expense	$1,548,577	$1,193,514	$3,032,788	$2,313,096

        Three months ended June 30, 2005 and 2004

        We incurred noninterest expenses of $1.5 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004. Average interest-earning assets increased 35.5% during this period, while general and administrative expense increased only 29.7%.

        For the three months ended June 30, 2005, compensation and benefits, occupancy, and data processing and related costs represented 79.6% of the total noninterest expense compared to 80.9% for the same period in 2004.

        Six months ended June 30, 2005 and 2004

        We incurred noninterest expenses of $3.0 million for the six months ended June 30, 2005 compared to $2.3 million for the six months ended June 30, 2004. Average interest-earning assets increased 35.8% during this period, while general and administrative expense increased only 31.1%.

        For the six months ended June 30, 2005, compensation and benefits, occupancy, and data processing and related costs represented 79.4% of the total noninterest expense compared to 81.5% for the same period in 2004.

        The following tables set forth information related to our compensation and benefits.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Base compensation	$554,544	$409,918	$1,092,107	$811,087
Incentive compensation	165,000	150,000	295,500	270,000

Total compensation	719,544	559,918	1,387,607	1,081,087
Benefits	110,526	73,009	268,766	179,095
Capitalized loan origination costs .	(34,215)	(32,050)	(65,725)	(60,660)

Total compensation and benefits	$795,855	$600,877	$1,590,648	$1,199,522

        Three months ended June 30, 2005 and 2004

        Compensation and benefits expense was $795,855 and $600,877 for the three months ended June 30, 2005 and 2004, respectively. Compensation and benefits represented 51.4% and 50.3% of our total noninterest expense for the three months ended June 30, 2005 and 2004, respectively. The $194,978 increase in compensation and benefits in the second quarter of 2005 compared to the same period in 2004 resulted from increases of $144,626 in base compensation, $15,000 in additional incentive compensation, and $37,517 higher benefits expense. These amounts were partly offset by an increase of $2,165 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

        The $144,626 increase in base compensation expense related to the cost of 12 additional employees as well as annual salary increases. Five of the new employees relate to the staff that was hired for the new retail office that was opened in the first quarter of 2005. The remaining seven employees were hired primarily to support the growth in both loans and deposit operations. Incentive compensation represented 20.7% and 25.0% of total compensation and benefits for the three months ended June 30, 2005 and 2004, respectively. The incentive compensation expense recorded for the second quarter of 2005 and 2004 represented an accrual of the portion of the estimated incentive compensation earned during the second quarter of the respective year. Benefits expense increased $37,517 in the second quarter of 2005 compared to the same period in 2004. Benefits expense represented 15.4% and 13.0% of the total compensation for the three months ended June 30, 2005 and 2004, respectively.

        Six months ended June 30, 2005 and 2004

        Compensation and benefits expense was $1,590,648 and $1,199,522 for the six months ended June 30, 2005 and 2004, respectively. Compensation and benefits represented 52.4% and 51.9% of our total noninterest expense for the six months ended June 30, 2005 and 2004, respectively. The $391,126 increase in compensation and benefits in the first six months of 2005 compared to the same period in 2004 resulted from increases of $281,020 in base compensation, $25,500 in additional incentive compensation, and $89,671 higher benefits expense. These amounts were partly offset by an increase of $5,065 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

        The $391,126 increase in base compensation expense related to the cost of 12 additional employees as well as annual salary increases. Five of the new employees relate to the staff that was hired for the new retail office that was opened in the first quarter of 2005. The remaining seven employees were hired primarily to support the growth in both loans and deposit operations. Incentive compensation represented 18.6% and 22.5% of total compensation and benefits for the six months ended June 30, 2005 and 2004, respectively. The incentive compensation expense recorded for the first six months of 2005 and 2004 represented an accrual of the portion of the estimated incentive compensation earned during the first six months of the respective year. Benefits expense increased $89,671 in the six months ended June 30, 2005 compared to the same period in 2004. Benefits expense represented 19.4% and 16.6% of the total compensation for the six months ended June 30, 2005 and 2004, respectively.

        The following tables set forth information related to our data processing and related costs.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Data processing costs	$111,811	$108,312	$224,184	$204,348
ATM transaction expense	77,589	68,852	142,231	123,860
Courier expense	21,055	19,282	40,012	36,023
Other expenses	22,142	18,858	41,378	32,544

Total data processing
and related costs	$232,597	$215,304	$447,805	$396,775

        Data processing and related costs were $232,597 and $215,304 for the three months ended June 30, 2005 and 2004, respectively. During the first six months of 2005 and the same period of 2004, our data processing and related costs were $447,805 and $396,775, respectively.

        During the three months ended June 30, 2005, our data processing costs for our core processing system were $111,811 compared to $108,312 for the three months ended June 30, 2005. We have contracted with an outside computer service company to provide our core data processing services. During the six months ended June 30, 2005 and 2004, data processing costs were $224,184 and $204,348.

        Data processing costs increased $3,499, or 3.2%, for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, data processing costs increased $19,836, or 9.7%, compared to the same period in 2004. The increases in costs were caused by the higher number of loan and deposit accounts. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

        We receive ATM transaction income from transactions performed by our clients. Since we also outsource this service, we are charged related transaction fees from our ATM service provider. ATM transaction expense was $77,589 and $68,852 for the three months ended June 30, 2005 and 2004, respectively. During the first six months of 2005 and 2004, ATM transaction expense was $142,231 and $123,860, respectively. The increase relates to the higher transaction volume during the respective periods.

        Occupancy expense, which represented 13.2% and 12.5% of total noninterest expense for the three months ended June 30, 2005 and 2004, respectively, increased $55,456. Occupancy expense was $204,585 and $149,129 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, occupancy expense increased $80,411 and represented 12.2% and 12.5% of total noninterest expense for the first six months of 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, occupancy expense was $370,310 and $289,899. The increases resulted primarily from the annual increase in rent expense on the Haywood Road office and the increased depreciation expense related to additional computer equipment.

        The remaining $87,336 increase in noninterest expense for the three month period June 30, 2005 compared to the same period in 2004, resulted primarily from a $43,350 increase in marketing expenses and an additional $34,801 in professional fees. For the six month period ended June 30, 2005, remaining noninterest expenses increased $197,125 from the same period in 2004. Of this amount, marketing expenses represented $82,350 of the increase, professional fees represented $64,111, and other expenses increased $29,037. The increase in marketing expenses relates to expanding our market awareness in the Greenville market, while the additional professional fees relates primarily to additional legal and accounting fees related to the new SEC reporting requirements. A significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

        Income tax expense was $503,598 for the three months ended June 30, 2005 compared to $253,657 during the same period in 2004. For the six months ended June 30, 2005, income tax expense was $908,204 compared to $491,433 for the same period in 2004. The increase related to the higher level of income before taxes.

Balance Sheet Review

General

        At June 30, 2005, we had total assets of $357.2 million, consisting principally of $306.8 million in loans, $37.8 million in investments, $2.5 million in federal funds sold, and $4.0 million in cash and due from banks. Our liabilities at June 30, 2005 totaled $327.6 million, which consisted principally of $228.9 million in deposits, $72.5 million in FHLB advances, $17.0 million in short-term borrowings, and $6.2 million in junior subordinated debentures. At June 30, 2005, our shareholders’ equity was $29.6 million.

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

Federal Funds Sold

        At June 30, 2005, our federal funds sold were $2.5 million, or 0.7% of total assets. At December 31, 2004, our $1.4 million in short-term investments in federal funds sold on an overnight basis comprised 0.4% of total assets. As a result of the historically low yields paid for federal funds sold during the last two years, we have maintained a lower than normal level of federal funds.

Investments

        Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2005 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2005, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
Available for Sale
U.S. Government
sponsored agency	$1,028	5.47%	$-	-	$-	-	$1,028	5.47%
Mortgage-backed
securities	-	-	1,437	4.45%	8,576	4.32%	10,013	4.34%

Total	$1,028	5.47%	$1,437	4.45%	$8,576	4.32%	$11,041	4.44%

Held to Maturity
Mortgage-backed
securities	$-	-	$664	3.69%	$21,198	4.54%	$21,862	4.52%

        At June 30, 2005, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.0 million, $4.6 million, and $27.3 million, respectively.

        The amortized costs and the fair value of our investments at June 30, 2005 and December 31, 2004 are shown in the following table.

	June 30, 2005		December 31, 2004
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(Dollars in thousands)
Available for Sale
U.S. Government /
government sponsored
agencies	$1,010	$1,028	$1,014	$1,053
Mortgage-backed
Securities	10,083	10,013	11,070	11,107

Total	$11,093	$11,041	$12,084	$12,160

Held to Maturity
Mortgage-backed
Securities	$21,862	$21,636	$13,139	$13,089

        Other investments totaled $5.0 million at June 30, 2005. Other investments at June 30, 2005 consisted of Federal Reserve Bank stock with a cost of $863,700, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $3.9 million.

        At June 30, 2005, we had $37.8 million in our investment securities portfolio which represented approximately 10.6% of our total assets. Included in our investment securities portfolio were U.S. Government agency securities and mortgage-backed securities with a fair value of $32.7 million and an amortized cost of $33.0 million for an unrealized loss of $278,000. At December 31, 2004, the $29.2 million in our investment securities portfolio represented approximately 9.2% of our total assets. We held U.S. Government agency securities and mortgage-backed securities with a fair value of $25.2 million and an amortized cost of $25.2 million for an unrealized gain of $75,739. As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate increasing the size of the investment portfolio.

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

Loans

        Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. For the six months ended June 30, 2005 and 2004, average loans were $297.4 million and $225.5 million, respectively. Before allowance for loan losses, total loans outstanding at June 30, 2005 were $311.2 million. Average loans for the year ended December 31, 2004 were $248.1 million. Before allowance for loan losses, total loans outstanding at December 31, 2004 were $280.3 million.

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

        The following table summarizes the composition of our loan portfolio at June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Real estate:
Commercial:
Owner occupied	$56,798	18.3%	$54,323	19.4%
Non-owner occupied	89,817	28.9%	76,284	27.2%
Construction	15,725	5.0%	12,212	4.4%

Total commercial real estate	162,340	52.2%	142,819	51.0%

Residential	50,091	16.1%	46,240	16.5%
Home equity	36,822	11.8%	35,085	12.5%
Construction	7,090	2.3%	5,938	2.1%

Total consumer real estate	94,003	30.2%	87,263	31.1%

Total real estate	256,343	82.4%	230,082	82.1%
Commercial business	48,884	15.7%	44,872	16.0%
Consumer-other	6,739	2.1%	6,035	2.1%
Deferred origination fees, net	(746)	(0.2)%	(642)	(0.2)%

Total gross loans, net of
deferred fees	311,220	100.0%	280,347	100.0%

Less--allowance for loan losses	(4,377)		(3,717)

Total loans, net	$306,843		$276,630

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2005.

		After one
	One year	but within	After five
	or less	five years	years	Total
		(Dollars in thousands)
Real estate - mortgage	$48,476	$152,246	$32,681	$233,403
Real estate - construction	7,460	12,629	2,851	22,940

Total real estate	55,936	164,875	35,532	256,343
Commercial business	34,241	14,288	355	48,884
Consumer-other	4,690	1,639	410	6,739
Deferred origination fees, net .	(192)	(457)	(97)	(746)

Total gross loans, net of
deferred fees	$94,675	$180,345	$36,200	$311,220

Loans maturing after one
year with:
Fixed interest rates				$73,344
Floating interest rates				$143,201

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2004.

		After one
	One year	but within	After five
	or less	five years	years	Total
		(Dollars in thousands)
Real estate - mortgage	$36,665	$147,199	$28,058	$211,922
Real estate - construction	6,093	8,560	3,507	18,160

Total real estate	42,758	155,759	31,565	230,082
Commercial business	27,927	16,532	413	44,872
Consumer - other	3,328	2,367	340	6,035
Deferred origination fees, net	(132)	(425)	(85)	(642)

Total gross loans, net of
deferred fees	$73,881	$174,233	$32,233	$280,347

Loans maturing after one
year with:
Fixed interest rates				$70,356
Floating interest rates				$136,110

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

        The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2005 and 2004:

	June 30,
	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$3,717	$2,705

Loans charged-off	(12)	(192)
Recoveries of loans previously charged-off	62	13

Net loans (charged-off) recovery	$50	$(179)
Provision for loan losses	610	650

Balance, end of period	$4,377	$3,176

Allowance for loan losses to gross loans	1.41%	1.28%

Net charge-offs to average loans	0.00%	0.08%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the six months ended June 30, 2005 and the year ended December 31, 2004. All loans over 90 days past due are on and included in loans on nonaccrual.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Loans over 90 days past due	$581	$683

Loans on nonaccrual:
Mortgage	195	339
Commercial	465	385
Consumer	1	15

Total nonaccrual loans	661	739
Troubled debt restructuring	-	-

Total of nonperforming loans	661	739
Other nonperforming assets	6	28

Total nonperforming assets	$667	$767

Percentage of total assets	0.19%	0.27%

Percentage of nonperforming loans
and assets to gross loans	0.21%	0.30%

Allowance for loan losses to gross loans	1.41%	1.33%

Net charge-offs to average loans	0.00%	0.12%

        At June 30, 2005 and December 31, 2004, the allowance for loan losses was $4.4 million and $3.0 million, respectively, or 1.41% and 1.33% of outstanding loans, respectively. During the year ended December 31, 2004, we had net charged off loans of $298,505. During the six months ended June 30, 2005 we had a net recovery of $49,969. During the first six months of 2004, our net charged-off loans were $179,520.

        At June 30, 2005 and December 31, 2004, nonaccrual loans represented 0.22% and 0.27% of total loans, respectively. At June 30, 2005 and December 31, 2004, we had $660,857and $739,126 of loans, respectively, on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

        The amount of foregone interest income on the nonaccrual loans in the first six months of 2005 was approximately $18,000. The amount of interest income recorded in the first six months of 2005 for loans that were on nonaccrual at June 30, 2005 was $0.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the amount of out-of-market deposits will decline after our new retail deposit offices become established. The amount of out-of-market deposits was $77.3 million at December 31, 2004 and $91.2 at June 30, 2005.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 134% and 135% at June 30, 2005 and December 31, 2004, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2005 and 2004.

	2005		2004
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Noninterest bearing demand deposits	$17,150	-%	$14,948	-%
Interest bearing demand deposits	29,013	1.38%	21,032	1.17%
Money market accounts	46,389	1.72%	32,068	1.25%
Saving accounts	1,337	0.34%	1,418	0.34%
Time deposits less than $100,000	23,967	3.11%	30,227	2.62%
Time deposits greater than $100,000	95,812	3.45%	73,262	2.33%

Total deposits	$213,668	2.46%	$172,955	1.82%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $113.1 million and $107.8 million at June 30, 2005 and December 31, 2004, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2005 (in thousands) is as follows:

June 30, 2005
Three months or less	$17,091
Over three through six months	26,765
Over six through twelve months	23,545
Over twelve months	48,367

Total	$115,768

        The increase in time deposits of $100,000 or more for the six months ended June 30, 2005 resulted from both additional wholesale deposits and from an 18 month retail CD promotion that raised approximately $14.0 million.

Capital Resources

        Total shareholders’ equity was $28.1 million at December 31, 2004. At June 30, 2005, total shareholders’ equity was $29.6 million. The increase during the first six months of 2005 resulted primarily from the $1.5 million of net income earned.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2005 and the year ended December 31, 2004. Since our inception, we have not paid cash dividends.

	June 30, 2005	December 31, 2004
Return on average assets	0.87%	0.73%
Return on average equity	10.36%	12.37%
Equity to assets ratio	8.40%	5.87%

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

        The following table sets forth the holding company’s and the bank’s various capital ratios at June 30, 2005 and at December 31, 2004. For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2005		December 31, 2004
	Holding		Holding
	Company	Bank	Company	Bank
Total risk-based capital	13.7%	13.0%	14.6%	13.7%
Tier 1 risk-based capital .	12.5%	11.7%	13.4%	12.4%
Leverage capital	10.0%	9.4%	11.0%	10.2%

Borrowings

        The following table outlines our various sources of borrowed funds during the six months ended June 30, 2005 and the year ended December 31, 2004, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
		(Dollars in thousands)
At or for the Six Months
ended June 30, 2005
Federal Home Loan Bank advances	$72,500	3.49%	$77,030	$72,595	3.18%
Securities sold under agreement to
repurchase	17,029	3.25%	18,947	17,562	2.88%
Federal funds purchased	-	-%	433	1,132	1.66%
Junior subordinated debentures	6,186	6.57%	6,186	6,186	6.14%
At or for the Year
ended December 31, 2004
Federal Home Loan Bank advances	$60,660	2.82%	$58,400	$54,515	2.21%
Securities sold under agreement to
repurchase	13,100	2.25%	14,637	13,643	1.43%
Federal funds purchased	-	2.44%	-	332	1.46%
Correspondent bank line of credit	-	4.40%	3,000	1,214	3.38%
Junior subordinated debentures	6,186	5.65%	6,186	6,186	4.88%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $51.6 million, of which $17.6 million was at fixed rates and $34.0 million was at variable rates. At June 30, 2005, unfunded commitments to extend credit were $69.8 million, of which $23.6 million was at fixed rates and $46.2 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2004, there was a $2.5 million commitment under a letter of credit. At June 30, 2005, there was a $3.4 million commitment under a letter of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 68% and 66% of our loans were variable rate loans at December 31, 2004 and June 30, 2005, respectively, and we were asset sensitive during most of the year ended December 31, 2004 and the six months ended June 30, 2005. As of June 30, 2005, we expect to be asset sensitive for the next 12 months. The ratio of cumulative gap to total earning assets after 12 months was 7.0% because $24.1 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At June 30, 2005, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $6.6 million, or 1.8% of total assets. Our investment securities at June 30, 2005 amounted to $37.8 million, or 10.6% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, $20.9 million of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. At December 31, 2004, our liquid assets amounted to $5.3 million, or 1.7% of total assets. Our investment securities at December 31, 2004 amounted to $29.2 million, or 9.2% of total assets. However, $17.0 million of these securities are pledged against outstanding debt.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2004 and the first six months of 2005, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain three lines of credit with correspondent banks totaling $17.5 million for which there were no borrowings against the lines at June 30, 2005. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2005 was $21.6 million, based on the bank’s $4.3 million investment in FHLB stock, as well as qualifying pledged mortgages.

        Prior to June 30, 2005, the company entered into a commitment to construct a new office for approximately $700,000. As of June 30, 2005, approximately $208,000 has been paid. The office is expected to be completed in the late third quarter or early fourth quarter of 2005.

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

        The following table sets forth information regarding our rate sensitivity as of June 30, 2005 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
			(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$2,524	$-	$-	$-	$2,524
Investment securities	1,257	3,771	19,819	8,055	32,902
Loans	213,044	11,420	61,028	25,821	311,313

Total earning assets	$216,825	$15,191	$80,847	$33,876	$346,739

Interest-bearing liabilities:
Money market and NOW	$69,008	$-	$-	$-	$69,008
Regular savings	1,237	-	-	-	1,237
Time deposits	19,597	64,818	51,912	3,122	139,449
Repurchase agreements	17,029	-	-	-	17,029
FHLB advances	12,500	17,500	29,500	13,000	72,500
Junior subordinated
debentures	6,186	-	-	-	6,186

Total interest-bearing
liabilities	$125,557	$82,318	$91,412	$6,122	$305,409

Period gap	$91,268	$(67,127)	$(10,565)	$27,754
Cumulative gap	91,268	24,141	13,576	41,330
Ratio of cumulative gap total
assets
total earning assets	26.3%	7.0%	3.9%	11.9%

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2004, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
		(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$1,394	$-	$-	$-	$1,394
Investment securities	1,572	4,716	15,511	3,500	25,299
Loans	196,066	10,374	54,704	19,105	280,249

Total earning assets	$199,032	$15,090	$70,215	$22,605	$306,942

Interest-bearing liabilities:
Money market and NOW	$87,081	$-	$-	$-	$87,081
Regular savings	1,244	-	-	-	1,244
Time deposits	23,369	39,845	29,927	5,834	98,975
Repurchase agreements	13,100	-	-	-	13,100
FHLB advances	30,660	8,000	5,000	17,000	60,660
Junior subordinated
debentures	6,186	-	-	-	6,186

Total interest-bearing
liabilities	$161,640	$47,845	$34,927	$22,834	$267,246

Period gap	$37,392	$(32,755)	$35,288	$(229)
Cumulative gap	37,392	4,637	39,925	39,696
Ratio of cumulative gap total
assets
total earning assets	12.2%	1.5%	13.0%	12.9%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123 (R) is effective beginning with the first interim or annual reporting period of a company’s first fiscal year beginning on or after June 15, 2005.

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

Item 4. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Not applicable

Item 3. Defaults Upon Senior Securities.

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        At the company’s annual meeting of shareholders held May 17, 2005, the election of four members of the board of directors as Class III directors for a three-year term was the only matter submitted to a vote of secuiry holders during the three months ended June 30, 2005. The following paragraph describes the matter voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to the matter (except as provided below, there were no broker non-votes).

        Our board of directors is divided into three classes with each class to be nearly equal in number as possible. The tree classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Mark A. Cothran, Rudolph G. Johnstone, III, M.D., Keith J. Marrero, and R. Arthur Seaver, Jr. The current Class II directors are Leighton M. Cubbage, David G. Ellison, James B. Orders, and Willam B. Sturgis. The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr.

        The previous terms of the Class III directors expired at the annualmMeeting. Each of the four current Class III directors was nominated for election and stood for election at the annualmeeting on May 17, 2005 for a three-year term. The number of votes for the election of the Class III directors were as follows: For Mr. Cajka – 2,390,466; for Ms. Ellefson – 2,390,466; for Mr. Gilmer – 2,390,466; and for Mr. Hooper – 2,390,466. The number of votes against the directors were as follows: Mr. Cajka – 0; Ms. Ellefson – 0; Mr. Gilmer – 0; and Mr. Hooper – 0. No shareholders voted to abstain.

        Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class III directors to serve a three-year term, expiring at the 2007 annual meeting of sharehlders was recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by the company’s shareholders at our annual meeting held on May 17, 2005.

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

GREENVILLE FIRST BANCSHARES, INC Registrant

Date: August 15, 2005	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: August 15, 2005	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number      Description

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.