Form 10-Q
period 2005-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2005-11-14
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 000-27719

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

112 Haywood Road
Greenville, S.C.	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,659,725 shares of common stock, $.01 par value per share, were issued and outstanding as of November 9, 2005.

GREENVILLE FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

   GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,140,135	$3,943,877
Federal funds sold	7,333,626	1,394,459
Investment securities available for sale	10,526,843	12,159,674
Investment securities held to maturity-
(fair value $20,085,855 and $13,088,613)	20,425,261	13,138,697
Other investments, at cost	5,348,400	3,863,850
Loans, net	319,727,816	276,630,484
Property and equipment, net	3,736,815	2,013,995
Accrued interest receivable	1,387,329	1,145,810
Other real estate owned	-	28,000
Other assets	1,662,071	1,492,352

Total assets	$375,288,296	$315,811,198

Liabilities
Deposits	$236,883,932	$204,864,142
Official checks outstanding	1,969,881	1,384,480
Federal funds purchased and repurchase agreements	16,232,000	13,099,999
Federal Home Loan Bank advances	81,500,000	60,660,000
Junior subordinated debentures	6,186,000	6,186,000
Accrued interest payable	1,304,510	620,014
Accounts payable and accrued expenses	750,391	917,975

Total liabilities	344,826,714	287,732,610

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares, issued and outstanding 2,659,725 and
2,647,994 at September 30, 2005 and December 31, 2004, respectively	26,597	26,480
Additional paid-in capital	25,626,740	25,546,259
Accumulated other comprehensive income (loss)	(56,742)	49,989
Retained earnings	4,864,987	2,455,860

Total shareholders' equity	30,461,582	28,078,588

Total liabilities and shareholders' equity	$375,288,296	$315,811,198

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	September 30,
	2005	2004
	(Unaudited)
Interest income
Loans	$5,234,626	$3,404,077
Investment securities	416,249	224,993
Federal funds sold	18,436	6,184

Total interest income	5,669,311	3,635,254
Interest expense
Deposits	1,629,321	943,048
Borrowings	935,121	501,075
Total interest expense	2,564,442	1,444,123

Net interest income	3,104,869	2,191,131
Provision for loan losses	225,000	375,000

Net interest income after provision for loan losses	2,879,869	1,816,131

Noninterest income
Loan fee income	42,000	33,860
Service fees on deposit accounts	58,446	71,977
Other income	101,405	78,584

Total noninterest income	201,851	184,421

Noninterest expenses
Compensation and benefits	837,851	612,118
Professional fees	67,895	41,711
Marketing	104,834	61,985
Insurance	39,188	33,006
Occupancy	211,813	153,580
Data processing and related costs	229,167	208,452
Telephone	11,391	6,454
Other	83,903	65,464

Total noninterest expenses	1,586,042	1,182,770

Income before income taxes expense	1,495,678	817,782

Income tax expense	568,357	310,876

Net income	$927,321	$506,906

Earnings per common share
Basic	$.35	$.28
Diluted	$.32	$.25

Weighted average common shares outstanding
Basic	2,659,725	1,788,864
Diluted	2,931,363	2,044,963

 See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended
	September 30,
	2005	2004
	(Unaudited)
Interest income
Loans	$14,176,899	$9,092,541
Investment securities	1,251,114	670,171
Federal funds sold	51,756	15,477

Total interest income	15,479,769	9,778,189
Interest expense
Deposits	4,237,255	2,511,334
Borrowings	2,535,716	1,182,294
Total interest expense	6,772,971	3,693,628

Net interest income	8,706,798	6,084,561
Provision for loan losses	835,000	1,025,000

Net interest income after provision for loan losses	7,871,798	5,059,561

Noninterest income
Loan fee income	138,369	100,684
Service fees on deposit accounts	194,583	211,705
Other income	299,768	234,932

Total noninterest income	632,720	547,321

Noninterest expenses
Compensation and benefits	2,428,499	1,811,640
Professional fees	231,821	141,526
Marketing	313,142	187,943
Insurance	112,749	94,668
Occupancy	582,123	443,479
Data processing and related costs	676,972	605,227
Telephone	34,425	19,760
Other	239,099	191,623

Total noninterest expenses	4,618,830	3,495,866

Income before income taxes expense	3,885,688	2,111,016

Income tax expense	1,476,561	802,309

Net income	$2,409,127	$1,308,707

Earnings per common share
Basic	$.91	$.75
Diluted	$.82	$.65

Weighted average common shares outstanding
Basic	2,655,731	1,746,617
Diluted	2,925,325	2,013,727

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

				Accumulated		Total
			Additional	other		share-
	Common stock		paid-in	comprehensive	Retained	holders'
	Shares	Amount	capital	income	earnings	equity

December 31, 2003	1,724,994	$17,250	$10,629,450	$96,997	$443,271	$11,186,968

Net income	-	-	-	-	1,308,707	1,308,707

Comprehensive loss, net of tax -
Unrealized holding gain on securities
available for sale	-	-	-	(36,999)	-	(36,999)

Comprehensive income	-	-	-	-	-	1,271,708

Proceeds from sale of common stock, net	800,000	8,000	13,000,924	-	-	13,008,924

Proceeds from exercise of warrants	3,000	30	19,980	-	-	20,010

September 30, 2004	2,527,994	$25,280	$23,650,354	$59,998	$1,751,978	$25,487,610

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	2,409,127	2,409,127

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(106,731)	-	(106,731)

Comprehensive income	-	-	-	-	-	2,302,396

Proceeds from exercise of
options and warrants	11,731	117	80,481	-	-	80,598

September 30, 2005	2,659,725	$26,597	$25,626,740	$(56,742)	$4,864,987	$30,461,582

 See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2005	2004

Operating activities
Net income	$2,409,127	$1,308,707
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	835,000	1,025,000
Depreciation and other amortization	187,569	117,663
Accretion and amortization of securities discounts and premium, net	96,280	58,692
Increase in deferred tax asset	(124,447)	(996,874)
Increase in other assets, net	(286,791)	(305,196)
Increase in other liabilities, net	1,157,295	931,660

Net cash provided by operating activities	4,274,033	2,139,652

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(43,932,332)	(59,512,277)
Purchase of property and equipment	(1,910,389)	(1,029,983)
Purchase of investment securities:
Held to maturity	(10,258,021)	(5,585,719)
Other investments	(3,944,250)	(3,585,000)
Payments and maturity of investment securities:
Available for sale	1,424,652	601,689
Held to maturity	2,921,643	1,685,772
Other investments	2,459,700	1,995,000
Proceeds from sale of real estate acquired in settlement of loans	28,000	-

Net cash used for investing activities	(53,210,997)	(65,430,518)

Financing activities
Increase in deposits, net	32,019,790	14,268,633
Increase in short-term borrowings	3,132,001	4,508,000
Proceeds from the issuances of common stock, net	-	13,008,924
Proceeds from the exercise of stock options	80,598	-
Proceeds from the exercise of stock warrants	-	20,010
Increase in Federal Home Loan Bank advances	20,840,000	28,110,000

Net cash provided by financing activities	56,072,389	59,915,567

Net increase (decrease) in cash and cash equivalents	7,135,425	(3,375,299)

Cash and cash equivalents at beginning of the period	5,338,336	6,947,291

Cash and cash equivalents at end of the period	$12,473,761	$3,571,992

Supplemental information
Cash paid for
Interest	$6,088,475	$3,586,617

Income taxes	$1,982,000	$1,780,005

Schedule of non-cash transactions
Foreclosure of real estate	$-	$305,485

Unrealized loss on securities, net of income taxes	$(106,731)	$(36,999)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation
Business activity

           Greenville First Bancshares, Inc. is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. and all of the stock of Greenville First Statutory Trust I (the "Trust").  The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The Trust is a special purpose subsidiary for the sole purpose of issuing trust preferred securities.

Basis of Presentation
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended December 31, 2004 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  As discussed in Note 2, the financial statements related to the special purpose subsidiary, Greenville First Statutory Trust I, have not been consolidated in accordance with FASB Interpretation No. 46.

 Cash and Cash Equivalents

          For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Accounting for Variable Interest Entities

          Effective January 1, 2004, the company adopted FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities." In accordance with FIN 46, the $186,000 investment by the parent company, Greenville First Bancshares, Inc,  in the special purpose subsidiary, Greenville First Statutory Trust I,  results in the special purpose subsidiary being treated as a "variable interest entity" as defined in FIN 46.  Therefore, in accordance with the revised rules, the company did not consolidate its special purpose trust subsidiary.  Prior to January 1, 2004, the effective date of the adoption of FIN 46, the company had consolidated the special purpose subsidiary.  The 2003 consolidated financial statements have been restated, resulting in the "deconsolidation" of this wholly-owned subsidiary.  The deconsolidation of this wholly-owned subsidiary increased both the company's other assets by $186,000 and the debt associated with the junior subordinated debentures.  The company's maximum exposure to loss on this debt is the $186,000 invested in the special purpose subsidiary.  However, in addition to the loss exposure related to the investment in the special purpose subsidiary, the company has a full and unconditional guarantee for the $6,000,000 junior subordinated debentures that were issued.  The special purpose subsidiary was formed for the sole purpose of issuing the junior subordinated debentures.

Note 3 - Note Payable

         The company has an unused $4.5 million revolving line of credit with another bank that matures on March 20, 2006.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at September 30, 2005 was 6.07%.  The company has pledged the stock of the bank as collateral for this line of credit.  The line of credit agreement contains various covenants related to net income and asset quality.  As of September 30, 2005, the company believes it is in compliance with all covenants.

Note 4 - Earnings per Share
          The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2005 and 2004.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the "treasury stock" method.

	Three months ended September 30,
	2005	2004

Basic Earnings Per Share
Average common shares	2,659,725	1,788,864
Net income	$927,321	$506,906
Earnings per share	$0.35	$0.28

Diluted Earnings Per Share
Average common shares	2,659,725	1,788,864
Average dilutive common shares	271,638	256,099
Adjusted average common shares	2,931,363	2,044,963
Net income	$927,321	$506,906
Earnings per share	$0.32	$0.25

	Nine months ended September 30,
	2005	2004

Basic Earnings Per Share
Average common shares	2,655,731	1,746,617
Net income	$2,409,127	$1,308,707
Earnings per share	$0.91	$0.75

Diluted Earnings Per Share
Average common shares	2,655,731	1,746,617
Average dilutive common shares	269,594	267,110
Adjusted average common shares	2,925,325	2,013,727
Net income	$2,409,127	$1,308,707
Earnings per share	$0.82	$0.65

Note 5 - Stock Based Compensation

             The company has a stock-based employee compensation plan.  The company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the three months ended
	September 30,
	2005	2004

Net income, as reported	$927,321	$506,906
Deduct: Total stock-based employee
compensation expense determined under fair value based method
for all awards, net of related tax effects	(17,992)	(20,719)

Pro forma net income	$909,329	$486,187

Earnings per common share
Basic - as reported	$0.35	$0.28
Basic - pro forma	$0.34	$0.27

Diluted - as reported	$0.32	$0.25
Diluted - pro-forma	$0.31	$0.24

	For the nine months ended
	September 30,
	2005	2004

Net income, as reported	$2,409,127	$1,308,707
Deduct: Total stock-based employee
compensation expense determined under fair value based method
for all awards, net of related tax effects	(53,976)	(62,157)

Pro forma net income	$2,355,151	$1,246,550

Earnings per common share
Basic - as reported	$0.91	$.75
Basic - pro forma	$0.89	$.71

Diluted - as reported	$0.82	$.65
Diluted - pro-forma	$0.81	$.62

                The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 10% for 2004, risk-free interest rate of 3.00% for 2004, expected lives of the options 10 years, and the assumed dividend rate was zero.  No options were granted during the nine months ended September 30, 2005.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

          This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

•         the rates of loan growth and the lack of seasoning of our loan portfolio;

•         adverse changes in asset quality and resulting credit risk-related losses and expenses;

•         loss of consumer confidence and economic disruptions resulting from terrorist activities;

•         changes in the securities markets; and

•         other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission

Overview

  We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first nine months of 2005.  To support this growth, we conducted an underwritten public offering of our common stock in September and October 2004.  On September 24, 2004 and October 15, 2004, we sold 800,000 and 120,000 shares, respectively, of common stock.  The net proceeds from this offering were approximately $15.0 million.

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

            We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

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

              During the first six months of 2004, many economists believed the economy began to show signs of strengthening.  After operating under historically low interest rates during the first half of 2004, the Federal Reserve increased the short-term interest rate five times for a total of 125 basis points in the second half of 2004. During the first nine months of 2005, the Federal Reserve continued to increase rates an additional 150 basis points.  Many economists believe that the Federal Reserve will continue to increase rates during the remainder of 2005. However, no assurance can be given that the Federal Reserve will take such action.

Results of Operations

Income Statement Review

 Summary

 Three months ended September 30, 2005 and 2004

            Our net income was $927,321 and $506,906 for the three months ended September 30, 2005 and 2004, respectively, an increase of $420,415, or 82.9%.  The $420,415 increase in net income resulted primarily from an increase of $913,738 in net interest income and a decrease of $150,000 in the provision for loan losses which was partially offset by $403,272 of additional noninterest expense and a $257,481 increase in income tax expense.  Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses.  Our efficiency ratio was 48.0% and 49.8% for the three months ended September 30, 2005 and 2004, respectively.

 Nine months ended September 30, 2005 and 2004

            Our net income was $2,409,127 and $1,308,707 for the nine months ended September 30, 2005 and 2004, respectively, an increase of $1,100,420, or 84.1%.  The $1,100,420 increase in net income resulted primarily from an increase of $2,622,237 in net interest income and a decrease of $190,000 in the provision for loan losses which was partially offset by $1,122,964 of additional noninterest expense and a $674,252 increase in income tax expense.  Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses.  Our efficiency ratio was 49.5% and 52.7% for the nine months ended September 30, 2005 and 2004, respectively.

Net Interest Income

             Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2005, our average loan portfolio increased $69.2 million compared to the average for the nine months ended September 30, 2004.  The growth in the first nine months of 2005 was $69.6 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

               Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At September 30, 2005, loans represented 85.2% of total assets, while investments and federal funds sold represented 11.6% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.  We also intend to maintain a capital level for the bank that exceeds the Office of the Comptroller of the Currency (OCC) requirements to be classified as a "well capitalized" bank.

                The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.  At September 30, 2005, retail deposits represented $153.7 million, or 41.0% of total assets, borrowings represented $103.9 million, or 27.7% of total assets, and wholesale out-of-market deposits represented $83.2 million, or 22.2% of total assets.

In anticipation of rising interest rates, we opened one retail deposit office in March of 2005 and a second retail deposit office in the beginning of November 2005.  We plan to focus our efforts in these two locations to obtain low cost transaction accounts that are less affected by rising rates.  Also, in anticipation of rising rates, during the first three months of 2005 we offered aggressive rates on retail certificates of deposits.  In conjunction with the new retail office, we anticipate offering aggressive rates to obtain checking accounts and new money market accounts.  We anticipate that the higher rates being offered may increase our overall cost of funds.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives.  We also anticipate the current deposit promotion and the opening of the two new offices will have a negative impact on earnings in the years ending 2005 and 2006.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at September 30, 2005, 65.7% of our loans had variable rates.  In anticipation of rising rates, during the first six months in 2005, we extended the maturities on various FHLB advances and wholesale certificates of deposit.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates.  At September 30, 2005, 70.0% of interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future increases in short-term rates.  At September 30, 2005, we had $79.3 million more assets than liabilities that reprice within the next three months.  Accordingly, we believe that our net interest spread may continue to increase if further action is taken by the Federal Reserve to continue to increase short-term rates.

During the three months and nine months ended September 30, 2005, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities began to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.   The impact of the Federal Reserve's actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread increased slightly since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the 12 month period ending September 30, 2005.  We have chosen to limit the exposure to changes in short-term rates by targeting to have the majority of our assets reprice within one year.  We are also targeting to have approximately the same level of liabilities to reprice within the same twelve month period.  Our net interest spread for the three month and nine month periods ended September 30, 2005 was 3.02% and 2.99%, respectively.  Because we had more interest-earning assets than interest-bearing liabilities that repriced, our net interest spread increased 5 basis points in the three months ended September 30, 2005 and by 2 basis points in the nine months ended September 30, 2005, compared to the same respective periods in 2004.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities.

For the three months and nine months ended September 30, 2005, our net interest margin was 3.45% and 3.39%, respectively.  The change in our net interest margin was 25 basis points higher than the change in net interest spread for the three month period ended September 30, 2005 and 22 basis points higher for the nine month period ended September 30, 2005 when compared to the same periods in 2004.  The additional 25 and 22 basis points resulted primarily because our interest-earning assets exceeded interest-bearing liabilities by $47.1 million and $44.6 million for the three and nine month periods ended September 30, 2005, respectively, compared to $22.7 million and $22.4 million for the same periods in 2004.  These changes are primarily a result from the impact of the secondary offering that was completed in the last half of 2004.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during both the three months ended September 30, 2005 and 2004 and the first nine months of 2005 and 2004.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows the significant poriton of the increase in net interest income results from the changes in volume.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2005 and 2004, all investments were taxable.  During the same periods, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Fed funds sold	$2,284	$18	3.13%	$1,760	$6	1.36%
Investment securities	37,174	416	4.44%	20,883	225	4.29%
Loans	317,680	5,235	6.54%	253,807	3,404	5.34%
Total earning-assets	357,138	5,669	6.30%	276,450	3,635	5.23%
Non-earning assets	7,034			7,903
Total assets	364,172			284,353
Interest-bearing liabilities
NOW accounts	27,049	97	1.42%	26,339	97	1.47%
Savings & money market	44,305	208	1.86%	48,971	196	1.59%
Time deposits	140,273	1,324	3.74%	92,827	650	2.79%
Total interest-bearing deposits	211,627	1,629	3.05%	168,137	943	2.23%
FHLB advances	75,185	676	3.57%	63,071	346	2.18%
Other borrowings	23,224	259	4.42%	22,573	155	2.73%
Total interest-bearing liabilities	310,036	2,564	3.28%	253,781	1,444	2.26%
Non-interest bearing liabilities	23,648			17,143
Shareholders' equity	30,488			13,429
Total liabilities and shareholders' equity	$364,172			$284,353
Net interest spread			3.02%			2.97%
Net interest income / margin		$3,105	3.45%		$2,191	3.15%

(1) Annualized for the three month period.

Our net interest spread was 3.02% for the three months ended September 30, 2005, compared to 2.97% for the three months ended September 30, 2004.

Our net interest margin for the three months ended September 30, 2005 was 3.45%, compared to 3.15% for the three months ended September 30, 2004.  During the three months ended September 30, 2005, earning assets averaged $357.1 million, compared to $276.5 million in the three months ended September 30, 2004.  Interest earning assets exceeded interest bearing liabilities by $47.1 million and $22.7 million for the three month periods ended September 30, 2005 and 2004, respectively.  Our higher level of interest-earning assets compared to interest-bearing liabilities in the 2005 period resulted from the proceeds from the secondary offering that was completed in the third and fourth quarters of 2004.  Our net interest spread increased 5 basis points in the third quarter of 2005 while the net interest margin increased 30 basis points.  Our net margin increased more than the net interest spread primarily as a result of additional capital raised during the second half of 2004.

Our loan yield increased 120 basis points for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 as a result of approximately two thirds of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended September 30, 2005.  Our deposit cost also increased as a result of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate.  Also, we extended the maturity dates on various jumbo time deposits.  These decisions along with the higher overall market rates resulted in the deposit costs in the third quarter of 2005 being 82 basis points higher than in the third quarter of 2004.  In addition to the impact of the increase in short-term borrowing rates on variable FHLB advances, we also extended the maturities of various FHLB advances resulting in higher borrowing costs in the third quarter of 2005 compared to 2004.  The 169 basis point increase in other borrowed funds in the third quarter of 2005 compared to the same period in 2004 resulted from the impact of the 200 basis point increase in short-term market rates.  All the other borrowings rates are tied to short-term market interest rates.

Net interest income, the largest component of our income, was $3.1 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively.  The significant increase in the third quarter of 2005 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $80.7 million higher during the three months ended September 30, 2005 compared to the same period in 2004.

The $913,738 increase in net interest income for the three months ended September 30, 2005 compared to the same period in 2004 resulted primarily from a $717,000 increase in net interest income related to the impact of higher average earning assets and interest-bearing liabilities in the three months ended September 30, 2005 compared to the same period in 2004.  The remaining increase is largely a result of the impact of higher interest rates on both interest-earning assets and interest-bearing liabilities.

Interest income for the three months ended September 30, 2005 was $5.7 million, consisting of $5.2 million on loans, $416,249 on investments, and $18,436 on federal funds sold.  Interest income for the three months ended September 30, 2004 was $3.6 million, consisting of $3.4 million on loans, $224,993 on investments, and $6,184 on federal funds sold.  Interest on loans for the three months ended September 30, 2005 and 2004 represented 92.3% and 93.6%, respectively, of total interest income, while income from investments and federal funds sold represented only 7.7% and 6.4% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 89.0% and 91.8% of average interest-earning assets for the three months ended September 30, 2005 and 2004, respectively.  Included in interest income on loans for the three months ended September 30, 2005 and 2004, was $164,185 and $115,641, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2005 was $2.6 million, consisting of $1.6 million related to deposits and $935,121 related to borrowings.  Interest expense for the three months ended September 30, 2004 was $1.4 million, consisting of $943,048 related to deposits and $501,075 related to borrowings.  Interest expense on deposits for the three months ended September 30, 2005 and 2004 represented 63.5% and 65.3%, respectively, of total interest expense, while interest expense on borrowings represented 36.5% and 34.7%, respectively, of total interest expense for the same three month periods.  The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers.   During the three months ended September 30, 2005, average interest-bearing deposits increased by $43.5 million over the same period in 2004, while FHLB and other borrowing during the three months ended September 30, 2005 increased $12.8 million over the same period in 2004.  During the three months ended September 30, 2005, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended September 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Fed funds sold	$2,275	$52	3.06%	$1,937	$15	1.03%
Investment securities	37,412	1,251	4.47%	20,736	670	4.32%
Loans	304,201	14,177	6.23%	234,965	9,093	5.17%
Total earning-assets	343,888	15,480	6.02%	257,638	9,778	5.07%
Non-earning assets	6,166			7,421
Total assets	$350,054			$265,059
Interest-bearing liabilities
NOW accounts	28,383	296	1.39%	22,741	219	1.29%
Savings & money market	46,573	606	1.74%	38,685	394	1.36%
Time deposits	126,687	3,335	3.52%	99,722	1,898	2.54%
Total interest-bearing deposits	201,643	4,237	2.81%	161,148	2,511	2.08%
FHLB advances	73,468	1,822	3.32%	52,388	792	2.02%
Other borrowings	24,322	714	3.92%	21,691	390	2.40%
Total interest-bearing liabilities	299,433	6,773	3.03%	235,227	3,693	2.10%
Non-interest bearing liabilities	21,244			17,476
Shareholders' equity	29,377			12,356
Total liabilities and shareholders' equity	$350,054			$265,059
Net interest spread			2.99%			2.97%
Net interest income / margin		$8,707	3.39%		$6,085	3.15%

(1) Annualized for the nine month period.

Our net interest spread was 2.99% for the nine months ended September 30, 2005, compared to 2.97% for the nine months ended September 30, 2004.

Our net interest margin for the nine months ended September 30, 2005 was 3.39%, compared to 3.15% for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, earning assets averaged $343.9 million, compared to $257.6 million in the nine months ended September 30, 2004.  Interest earning assets exceeded interest bearing liabilities by $44.5 million and $22.4 million for the nine month periods ended September 30, 2005 and 2004, respectively.  Our higher level of interest-earning assets compared to interest-bearing liabilities in the 2005 period resulted from the proceeds from the secondary offering that was completed in the third and fourth quarters of 2004.  Our net interest spread increased 2 basis points in the first nine months of 2005 while the net interest margin increased 24 basis points.  Our net margin increased more than the net interest spread primarily as a result of additional capital raised during the second half of 2004.

Our loan yield increased 106 basis points for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as a result of approximately two thirds of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended September 30, 2005.  Our deposit cost increased as a result of our decision to aggressively market interest-bearing transaction accounts by paying an above market rate.  Also, we extended the maturity dates on various jumbo time deposits.  These decisions along with the higher overall market rates resulted in the deposit costs in the first nine months of 2005 being 73 basis points higher than in the first nine months of 2004.  In addition to the impact of the increase in short-term borrowing rates on variable FHLB advances, we also extended the maturities of various FHLB advances resulting in higher borrowing costs in the first nine months of 2005 compared to 2004.  The 152 basis point increase in other borrowed funds in the first nine months of 2005 compared to the same period in 2004 resulted from the impact of the 200 basis point increase in short-term market rates.  All the other borrowings rates are tied to short-term market interest rates.

                Net interest income, the largest component of our income, was $8.7 million and $6.1 million for the nine months ended September 30, 2005 and 2004, respectively.  The significant increase in the nine months of 2005 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $86.3 million higher during the nine months ended September 30, 2005 compared to the same period in 2004.

The $2.6 million increase in net interest income for the nine months ended September 30, 2005 compared to the same period in 2004 resulted primarily from a $2.2 million increase in net interest income related to the impact of higher average earning assets and interest-bearing liabilities in the nine months ended September 30, 2005 compared to the same period in 2004.  The remaining increase is largely a result of the impact of higher interest rates on both interest-earning and interest-bearing liabilities.

Interest income for the nine months ended September 30, 2005 was $15.5 million, consisting of $14.2 million on loans, $1.3 million on investments, and $51,756 on federal funds sold.  Interest income for the nine months ended September 30, 2004 was $9.8 million, consisting of $9.1 million on loans, $670,171 on investments, and $15,477 on federal funds sold.  Interest on loans for the nine months ended September 30, 2005 and 2004 represented 91.6% and 93.0%, respectively, of total interest income, while income from investments and federal funds sold represented only 8.4% and 7.0% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.5% and 91.2% of average interest-earning assets for the nine months ended September 30, 2005 and 2004, respectively.  Included in interest income on loans for the nine months ended September 30, 2005 and 2004, was $441,024 and $347,960, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the nine months ended September 30, 2005 was $6.8 million, consisting of $4.2 million related to deposits and $2.6 million related to borrowings.  Interest expense for the nine months ended September 30, 2004 was $3.7 million, consisting of $2.5 million related to deposits and $1.2 million related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2005 and 2004 represented 62.6% and 68.0%, respectively, of total interest expense, while interest expense on borrowings represented 37.4% and 32.0%, respectively, of total interest expense for the same periods.  The lower percentage of interest expense on deposits and the higher percentage of interest on borrowings for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted from our decisions to delay our retail deposit office expansion program and instead utilize additional borrowings from the FHLB and from the sale of securities under agreements to repurchase with brokers.   During the nine months ended September 30, 2005, average interest-bearing deposits increased by $40.5 million over the same period in 2004, while FHLB and other borrowings during the nine months ended September 30, 2005 increased $23.7 million over the same period in 2004.  During the nine months ended September 30, 2005, we were able to pledge additional collateral to the FHLB, allowing us the ability to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

             Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2005 vs. 2004				September 30, 2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$863	$773	$195	$1,831	$938	$87	$26	$1,051
Investment securities	177	8	6	191	78	6	2	86
Federal funds sold	2	8	2	12	1	1	1	3
Total interest income	1,042	789	203	2,034	1,017	94	29	1,140

Interest expense
Deposits	253	341	91	685	161	79	17	257
FHLB advances	67	221	42	330	192	(1)	(3)	188
Other borrowings	5	97	3	105	67	-	-	67
Total interest expense	325	659	136	1,120	420	78	14	512

Net interest income	$717	$130	$67	$914	$597	$16	$15	$628

	Nine Months Ended
	September 30, 2005 vs. 2004				September 30, 2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income	(Dollars in thousands)
Loans
Investment securities	$2,673	$1,863	$549	$5,085	$2,710	$(202)	$(74)	$2,434
Federal funds sold	538	24	19	581	281	28	23	332
Total interest income	3	29	5	37	-	-	-	-
	3,214	1,916	573	5,703	2,991	(174)	(51)	2,766
Interest expense
Deposits	622	885	220	1,727	551	(113)	(25)	413
FHLB advances	318	508	204	1,030	456	(42)	(46)	368
Other borrowings	47	247	30	324	240	(5)	(8)	227
Total interest expense	987	1,640	454	3,081	1,247	(160)	(79)	1,008

Net interest income	$2,227	$276	$119	$2,622	$1,744	$(14)	$28	$1,758

Provision for Loan Losses

          We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under "Balance Sheet Review - Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

           Three months ended September 30, 2005 and 2004

           For the three months ended September 30, 2005 and 2004, there was a noncash expense related to the provision for loan losses of $225,000 and $375,000, respectively.  The additional provisions and net recoveries on charged-off loans added to our allowance for loan losses in the three months ended September 30, 2005 and 2004.  The net increase in the allowance for loan losses was $207,656 and $397,463 for the three months ended September 30, 2005 and 2004, respectively.  The allowance for loan losses increased $17,344 less than the provision for loan losses in the three months ended September 30, 2005 because we reported net charge-offs of $17,344 in the three month period. The $17,344 net charge-offs during the third quarter 2005 represented less than 0.01% of the average outstanding loan portfolio for the three months ended September 30, 2005. The allowance for loan losses at September 30, 2004 increased more than the amount of the provision for loan losses as a result of a $22,463 recovery combined with no charge-offs in the three month period.  The $207,656 and the $397,463 increases in the allowance for the three months ended September 30, 2005 and 2004, respectively, related to our decision to increase the allowance in response to the $13.1 million and the $20.2 million growth in loans for the three months ended September 30, 2005 and 2004, respectively.  The loan loss reserve was $4.6 million and $3.6 million as of September 30, 2005 and 2004, respectively.  The allowance for loan losses as a percentage of gross loans was 1.41% at September 30, 2005 and 1.33% at September 30, 2004, while the percentage of nonperforming loans to gross loans was 0.38% and 0.07% at September 30, 2005 and 2004, respectively.

           Nine months ended September 30, 2005 and 2004

            For the nine months ended September 30, 2005 and 2004, there was a noncash expense related to the provision for loan losses of $835,000 and $1,025,000, respectively.  The additional provisions and net recoveries on charged-off loans added to our allowance for loan losses in the nine months ended September 30, 2005 and 2004.  The net increase in the allowance for loan losses was $867,625 and $867,943 for the nine months ended September 30, 2005 and 2004, respectively.  The allowance for loan losses increased $32,625 more than the provision for loan losses in the nine months ended September 30, 2005 as a result of $62,286 in recoveries combined with charge-offs of $29,661 in the nine month period.  The allowance for loan losses at September 30, 2004 did not increase by the entire amount of the provision for loan losses because we reported net charge-offs of $157,057 for the nine months ended September 30, 2004.  The $157,057 net charge-offs during the first nine months of 2004 represented 0.07% of the average outstanding loan portfolio for the nine months ended September 30, 2004.  The $867,625 and the $867,943 increases in the allowance for the nine months ended September 30, 2005 and 2004, respectively, related to our decision to increase the allowance in response to the $44.0 million and the $59.0 million growth in loans for the nine months ended September 30, 2005 and 2004, respectively.  The loan loss reserve was $4.6 million and $3.6 million as of September 30, 2005 and 2004, respectively.  The allowance for loan losses as a percentage of gross loans was 1.41% at September 30, 2005 and 1.33% at September 30, 2004, while the percentage of nonperforming loans to gross loans was 0.38% and 0.07% at September 30, 2005 and 2004, respectively.

Noninterest Income

          The following tables set forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Loan fee income	$42,000	$33,860	$138,369	$100,684
Service fees on deposits	58,446	71,977	194,583	211,705
Other income	101,405	78,584	299,768	234,932
Total noninterest income	$201,851	$184,421	$632,720	$547,321

Three months ended September 30, 2005 and 2004

Noninterest income in the three month period ended September 30, 2005 was $201,851, an increase of 9.5% over noninterest income of $184,421 in the same period of 2004.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $42,000 and $33,860 for the three months ended September 30, 2005 and September 30, 2004, respectively.  The $8,140 increase for the three months ended September 30, 2005 compared to the same period in 2004 related primarily to an additional $7,389 in mortgage origination fees and an additional $3,439 in high late charge fees which was offset by a $2,688 decrease in fees received from the issuance of letters of credit.  Mortgage origination fees were $9,787 and $2,398 for the three months ended September 30, 2005 and 2004, respectively, while income related to amortization of fees on letters of credit was $13,082 and $15,770 for the third quarter of 2005 and 2004, respectively.  Late charge fees were $19,131 and $15,692 for the three months ended September 30, 2005 and 2004, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $58,446 and $71,977 for the three months ended September 30, 2005 and 2004, respectively.  While the number of client accounts continues to grow, the $13,531 decrease is primarily related to a significant amount of NSF fees incurred by and charged to one individual customer in the prior year.  NSF income was $33,267 and $45,440 for the three months ended September 30, 2005 and 2004, respectively, representing 56.9% of total service fees on deposits in the 2005 period compared to 63.1% of total service fees on deposits in the 2004 period.   In addition, service charges on deposit accounts decreased to $20,267 from $23,227 for the three months ended September 30, 2005 and 2004, respectively.  The lower service charges are a result of an increase in the earnings credit paid on business checking accounts which offsets the service fees charged on these accounts.

Other income consisted primarily of fees received on ATM transactions and sale of customer checks.  Other income was $101,405 and $78,584 for the three months ended September 30, 2005 and 2004, respectively.  The $22,821 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  ATM transaction fees were $90,038 and $70,789 for the three months ended September 30, 2005 and 2004, respectively.  ATM transaction fees represented 88.8% and 90.1% of total other income for the three months ended September 30, 2005 and 2004, respectively.  Included in noninterest outside service expense is $75,790 and $65,219 related to corresponding transaction costs associated with ATM transaction fees for the three months ended September 30, 2005 and 2004, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the three months ended September 30, 2005 and 2004 was $14,248 and $5,570, respectively.

Nine months ended September 30, 2005 and 2004

                 Noninterest income in the nine month period ended September 30, 2005 was $632,720, an increase of 15.6% over noninterest income of $547,321 in the same period of 2004.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $138,369 and $100,684 for the nine months ended September 30, 2005 and September 30, 2004, respectively.  The $37,685 increase for the nine months ended September 30, 2005 compared to the same period in 2004 related primarily to an additional $22,173 in mortgage origination fees, a $6,113 increase in fees related to the issuance of letters of credit and a $9,399 increase in late charge fees.  Mortgage origination fees were $27,994 and $5,821 for the nine months ended September 30, 2005 and 2004, respectively, while income related to amortization of fees on letters of credit was $53,604 and $47,491 for the third quarter of 2005 and 2004, respectively.  Late charge fees were $56,771 and $47,372 for the nine months ended September 30, 2005 and 2004, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $194,583 and $211,705 for the nine months ended September 30, 2005 and 2004, respectively.  While the number of client accounts continues to grow, the $17,122 decrease is primarily related to a significant amount of NSF fees incurred by and charged to one individual customer in the prior year.  NSF income was $116,215 and $130,395 for the nine months ended September 30, 2005 and 2004, respectively, representing 59.7% of total service fees on deposits in the 2005 period compared to 61.6% of total service fees on deposits in the 2004 period.  In addition, service charges on deposit accounts decreased to $64,814 from $70,875 for the nine months ended September 30, 2005 and 2004, respectively.  The lower service charges are a result of an increase in the earnings credit paid on business checking accounts which offsets the service fees that would have been charged on these accounts.

                Other income consisted primarily of fees received on ATM transactions and sale of customer checks.  Other income was $299,768 and $234,932 for the nine months ended September 30, 2005 and 2004, respectively.  The $64,836 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  ATM transaction fees were $262,810 and $210,930 for the nine months ended September 30, 2005 and 2004, respectively.  ATM transaction fees represented 87.7% and 89.8% of total other income for the nine months ended September 30, 2005 and 2004, respectively.  Included in noninterest outside service expense is $218,021 and $189,079 related to corresponding transaction costs associated with ATM transaction fees for the nine months ended September 30, 2005 and 2004, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the nine months ended September 30, 2005 and 2004 was $44,789 and $21,851, respectively.

Noninterest expenses

              The following tables set forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Compensation and benefits	$837,851	$612,118	$2,428,499	$1,811,640
Professional fees	67,895	41,711	231,821	141,526
Marketing	104,834	61,985	313,142	187,943
Insurance	39,188	33,006	112,749	94,668
Occupancy	211,813	153,580	582,123	443,479
Data processing and related costs	229,167	208,452	676,972	605,227
Telephone	11,391	6,454	34,425	19,760
Other	83,903	65,464	239,099	191,623
Total noninterest expense	$1,586,042	$1,182,770	$4,618,830	$3,495,866

 Three months ended September 30, 2005 and 2004

We incurred noninterest expenses of $1.6 million for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004.  Average interest-earning assets increased 29.2% during this period, while general and administrative expense increased 34.1%.

For the three months ended September 30, 2005, compensation and benefits, occupancy, and data processing and related costs represented 80.6% of the total noninterest expense compared to 82.4% for the same period in 2004.

Nine months ended September 30, 2005 and 2004

We incurred noninterest expenses of $4.6 million for the nine months ended September 30, 2005 compared to $3.5 million for the nine months ended September 30, 2004.  Average interest-earning assets increased 33.5% during this period, while general and administrative expense increased 32.1%.

For the nine months ended September 30, 2005, compensation and benefits, occupancy, and data processing and related costs represented 79.8% of the total noninterest expense compared to 81.8% for the same period in 2004.

The following tables set forth information related to our compensation and benefits.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Base compensation	$595,485	$415,303	$1,687,593	$1,226,390
Incentive compensation	162,000	159,000	457,500	429,000
Total compensation	757,485	574,303	2,145,093	1,655,390
Benefits	113,731	72,645	382,496	251,740
Capitalized loan origination costs	(33,365)	(34,830)	(99,090)	(95,490)
Total compensation and benefits	$837,851	$612,118	$2,428,499	$1,811,640

 Three months ended September 30, 2005 and 2004

Compensation and benefits expense was $837,851 and $612,118 for the three months ended September 30, 2005 and 2004, respectively.   Compensation and benefits represented 52.8% and 51.8% of our total noninterest expense for the three months ended September 30, 2005 and 2004, respectively.  The $225,733 increase in compensation and benefits in the third quarter of 2005 compared to the same period in 2004 resulted from increases of $180,182 in base compensation,  $3,000 in additional incentive compensation, and $41,086 higher benefits expense.

The $180,182 increase in base compensation expense related to the cost of 17 additional employees as well as annual salary increases. Seven of the new employees relate to the staff that was hired for the new retail offices that opened in the first quarter of 2005 and early November 2005.  The remaining ten employees were hired primarily to support the growth in both loans and deposit operations.   Incentive compensation represented 19.3% and 26.0 % of total compensation and benefits for the three months ended September 30, 2005 and 2004, respectively.  The incentive compensation expense recorded for the third quarter of 2005 and 2004 represented an accrual of the portion of the estimated incentive compensation earned during the third quarter of the respective year.  Benefits expense increased $41,086 in the third quarter of 2005 compared to the same period in 2004.  Benefits expense represented 13.6% and 11.9% of the total compensation for the three months ended September 30, 2005 and 2004, respectively.

Nine months ended September 30, 2005 and 2004

                Compensation and benefits expense was $2,428,499 and $1,811,640 for the nine months ended September 30, 2005 and 2004, respectively.   Compensation and benefits represented 52.6% and 51.8% of our total noninterest expense for the nine months ended September 30, 2005 and 2004, respectively.  The $616,859 increase in compensation and benefits in the first nine months of 2005 compared to the same period in 2004 resulted from increases of $461,203 in base compensation,  $28,500 in additional incentive compensation, and $130,756 higher benefits expense.  These amounts were partly offset by an increase of $3,600 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $461,203 increase in base compensation expense related to the cost of 17 additional employees as well as annual salary increases. Seven of the new employees relate to the staff that was hired for the new retail offices that opened in the first quarter of 2005 and in early November 2005.  The remaining ten employees were hired primarily to support the growth in both loans and deposit operations.   Incentive compensation represented 18.8% and 23.7% of total compensation and benefits for the nine months ended September 30, 2005 and 2004, respectively.  The incentive compensation expense recorded for the first nine months of 2005 and 2004 represented an accrual of the portion of the estimated incentive compensation earned during the first nine months of the respective year.  Benefits expense increased $130,756 in the nine months ended September 30, 2005 compared to the same period in 2004.  Benefits expense represented 15.8% and 13.9% of the total compensation for the nine months ended September 30, 2005 and 2004, respectively.

                The following tables set forth information related to our data processing and related costs.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Data processing costs	$111,527	$108,909	$335,711	$313,257
ATM transaction expense	75,790	65,219	218,021	189,079
Courier expense	20,509	19,494	60,521	55,517
Other expenses	21,341	14,830	62,719	47,374
Total data processing and related costs	$229,167	$208,452	$676,972	$605,227

 Data processing and related costs were $229,167 and $208,452 for the three months ended September 30, 2005 and 2004, respectively.   During the first nine months of 2005 and the same period of 2004, our data processing and related costs were $676,972 and $605,227, respectively.

During the three months ended September 30, 2005, our data processing costs for our core processing system were $111,527 compared to $108,909 for the three months ended September 30, 2004.   We have contracted with an outside computer service company to provide our core data processing services.  During the nine months ended September 30, 2005 and 2004, data processing costs were $335,711 and $313,257, respectively.

Data processing costs increased $2,618, or 2.4%, for the three months ended September 30, 2005 compared to the same period in 2004.   For the nine months ended September 30, 2005, data processing costs increased $22,454, or 7.2%, compared to the same period in 2004.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

               We receive ATM transaction income from transactions performed by our clients.  Since we also outsource this service, we are charged related transaction fees from our ATM service provider.  ATM transaction expense was $75,790 and $65,219 for the three months ended September 30, 2005 and 2004, respectively.    During the first nine months of 2005 and 2004, ATM transaction expense was $218,021 and $189,079, respectively.  The increase relates to the higher transaction volume during the respective periods.

Occupancy expense, which represented 13.4% and 13.0% of total noninterest expense for the three months ended September 30, 2005 and 2004, respectively, increased $58,233.  Occupancy expense was $211,813 and $153,580 for the three months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005, occupancy expense increased $138,644 and represented 12.6% and 12.7% of total noninterest expense for the first nine months of 2005 and 2004, respectively.  During the nine months ended September 30, 2005 and 2004, occupancy expense was $582,123 and $443,479.  The increases resulted primarily from the annual increase in rent expense on the Haywood Road office and the increased depreciation expense related to opening our Parkway office in March of 2005.

The remaining $98,591 increase in noninterest expense for the three month period September 30, 2005 compared to the same period in 2004, resulted primarily from a $39,849 increase in marketing expenses and an additional $26,184 in professional fees.   For the nine month period ended September 30, 2005, remaining noninterest expenses increased $295,716 from the same period in 2004.  Of this amount, marketing expenses represented $125,199 of the increase, professional fees represented $90,295, and other expenses increased $47,476.  The increase in marketing expenses relates to expanding our market awareness in the Greenville market, while the additional professional fees relates primarily to additional legal and accounting fees related to the new SEC reporting requirements.  A significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

  Income tax expense was $568,357 for the three months ended September 30, 2005 compared to $310,876 during the same period in 2004.   For the nine months ended September 30, 2005, income tax expense was $1,476,561 compared to $802,309 for the same period in 2004.  The increase related to the higher level of income before taxes.

As described below in Accounting, Reporting and Regulatory Matters, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all our employee stock-based  compensation awards using a fair value method and record this expense in our financial statements.  Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted.  If we had been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $53,976.

Balance Sheet Review

 General

                At September 30, 2005, we had total assets of $375.3 million, consisting principally of $319.7 million in loans, $36.3 million in investments, $7.3 million in federal funds sold, and $5.1 million in cash and due from banks.  Our liabilities at September 30, 2005 totaled $344.8 million, which consisted principally of $236.9 million in deposits, $81.5 million in FHLB advances, $16.2 million in short-term borrowings, and $6.2 million in junior subordinated debentures.  At September 30, 2005, our shareholders' equity was $30.5 million.

At December 31, 2004, we had total assets of $315.8 million, consisting principally of $276.6 million in loans, $29.2 million in investments, $1.4 million in federal funds sold, and $3.9 million in cash and due from banks.  Our liabilities at December 31, 2004 totaled $287.7 million, consisting principally of $204.9 million in deposits, $60.7 million in FHLB advances, $13.1 million of short-term borrowings, and $6.2 million of junior subordinated debentures.  At December 31, 2004, our shareholders' equity was $28.1 million.

Federal Funds Sold

                  At September 30, 2005, our federal funds sold were $7.3 million, or 2.0% of total assets.  At December 31, 2004, our $1.4 million in short-term investments in federal funds sold on an overnight basis comprised 0.4% of total assets.    As a result of the historically low yields paid for federal funds sold during 2004, we maintained a lower than normal level of federal funds at December 31, 2004.

Investments

            Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2005 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At September 30, 2005, we had no securities with a maturity of one to five years.

	Less than One Year		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Yield	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
U.S. Government
sponsored agency	$1,021	5.48%	$-	-	$-	-	$1,021	5.48%
Mortgage-backed securities	-	-	1,302	4.36%	8,204	4.42%	9,506	4.41%
Total	$1,021	5.48%	$1,302	4.36%	$8,204	4.42%	$10,527	4.51%
Held to Maturity
Mortgage-backed securities	$-	-	$613	3.58%	$19,812	4.37%	$20,425	4.35%

                At September 30, 2005, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.0 million, $4.3 million, and $25.6 million, respectively.

The amortized costs and the fair value of our investments at September 30, 2005 and December 31, 2004 are shown in the following table.

	September 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
U.S. Government
sponsored agency	$1,007	$1,021	$1,014	$1,053
Mortgage-backed securities	9,605	9,506	11,070	11,107
Total	$10,612	$10,527	$12,084	$12,160
Held to Maturity
Mortgage-backed securities	$20,425	$20,086	$13,139	$13,089

                Other investments totaled $5.3 million at September 30, 2005.  Other investments at September 30, 2005 consisted of Federal Reserve Bank stock with a cost of $863,700, an investment in Greenville First Statutory Trust I of $186,000, and Federal Home Loan Bank stock with a cost of $4.3 million.

At September 30, 2005, we had $36.3 million in our investment securities portfolio which represented approximately 9.7% of our total assets.  Included in our investment securities portfolio were U.S. Government agency securities and mortgage-backed securities with a fair value of $30.6 million and an amortized cost of $31.0 million for an unrealized loss of $425,000.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Loans

           Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2005 and 2004, average loans were $304.2 million and $235.0 million, respectively.  Before allowance for loan losses, total loans outstanding at September 30, 2005 were $324.3 million.  Average loans for the year ended December 31, 2004 were $248.1 million.  Before allowance for loan losses, total loans outstanding at December 31, 2004 were $280.3 million.

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

           The following table summarizes the composition of our loan portfolio at September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$62,608	19.3%	$54,323	19.4%
Non-owner occupied	90,875	28.0%	76,284	27.2%
Construction	17,935	5.5%	12,212	4.4%
Total commercial real estate	171,418	52.8%	142,819	51.0%
Consumer:
Residential	50,711	15.7%	46,240	16.5%
Home equity	38,258	11.8%	35,085	12.5%
Construction	6,939	2.1%	5,938	2.1%
Total consumer real estate	95,908	29.6%	87,263	31.1%
Total real estate	267,326	82.4%	230,082	82.1%
Commercial business	50,168	15.5%	44,872	16.0%
Consumer-other	7,523	2.3%	6,035	2.1%
Deferred origination fees, net	(705)	(0.2)%	(642)	(0.2)%
Total gross loans, net of
deferred fees	324,312	100.0%	280,347	100.0%
Less-allowance for loan losses	(4,584)		(3,717)
Total loans, net	$319,728		$276,630

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2005.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$46,576	$161,753	$34,123	$242,452
Real estate - construction	7,561	13,870	3,443	24,874
Total real estate	54,137	175,623	37,566	267,326

Commercial business	33,508	16,371	289	50,168
Consumer-other	5,113	2,038	372	7,523
Deferred origination fees, net	(168)	(442)	(95)	(705)
Total gross loans, net of deferred fees	$92,590	$193,590	$38,132	$324,312
Loans maturing after one year with:
Fixed interest rates				$79,458
Floating interest rates				$152,264

                The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2004.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$36,665	$147,199	$28,058	$211,922
Real estate - construction	6,093	8,560	3,507	18,160
Total real estate	42,758	155,759	31,565	230,082

Commercial business	27,927	16,532	413	44,872
Consumer - other	3,328	2,367	340	6,035
Deferred origination fees, net	(132)	(425)	(85)	(642)
Total gross loans, net of deferred fees	$73,881	$174,233	$32,233	$280,347
Loans maturing after one year with:
Fixed interest rates				$70,356
Floating interest rates				$136,110

 Provision and Allowance for Loan Losses

            We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

               The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2005 and 2004:

	September 30,
	2005	2004
	(Dollars in thousands)

Balance, beginning of period	$3,717	$2,705

Loans charged-off	(30)	(192)

Recoveries of loans previously charged-off	62	35

Net loans (charged-off) recovery	$32	$(157)

Provision for loan losses	835	1,025

Balance, end of period	$4,584	$3,573

Allowance for loan losses to gross loans	1.41%	1.33%

Net charge-offs to average loans	0.00%	0.07%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

            The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the nine months ended September 30, 2005 and the year ended December 31, 2004.  All loans over 90 days past due are on and included in loans on nonaccrual.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)

Loans over 90 days past due	$1,161	$683

Loans on nonaccrual:
Mortgage	719	339
Commercial	498	385
Consumer	1	15
Total nonaccrual loans	1,218	739

Troubled debt restructuring	-	-

Total of nonperforming loans	1,218	739

Other nonperforming assets	-	28

Total nonperforming assets	$1,218	$767

Percentage of total assets	0.32%	0.27%

Percentage of nonperforming loans
and assets to gross loans	0.38%	0.30%

Allowance for loan losses to gross loans	1.41%	1.33%

Net charge-offs to average loans	0.00%	0.12%

                At September 30, 2005 and December 31, 2004, the allowance for loan losses was $4.6 million and $3.7 million, respectively, or 1.41% and 1.33% of outstanding loans, respectively.  During the year ended December 31, 2004, we had net charged off loans of $298,505.  During the nine months ended September 30, 2005 we had a net recovery of $32,625. During the first nine months of 2004, our net charged-off loans were $157,057.

At September 30, 2005 and December 31, 2004, nonaccrual loans represented 0.38% and 0.27% of total loans, respectively.  At September 30, 2005 and December 31, 2004, we had $1.2 million and $739,126 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first nine months of 2005 was approximately $37,000.   The amount of interest income recorded in the first nine months of 2005 for loans that were on nonaccrual at September 30, 2005 was $15,368.

Deposits and Other Interest-Bearing Liabilities

            Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will decline after our new retail deposit offices become established.  The amount of out-of-market deposits was $77.3 million at December 31, 2004 and $83.2 at September 30, 2005.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 137% and 135% at September 30, 2005 and December 31, 2004, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2005 and 2004.

	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$18,115	- %	$14,862	- %
Interest bearing demand deposits	28,383	1.39%	22,800	1.28%
Money market accounts	45,275	1.78%	37,340	1.40%
Saving accounts	1,298	0.36%	1,345	0.34%
Time deposits less than $100,000	24,612	3.27%	26,401	2.36%
Time deposits greater than $100,000	102,075	3.58%	73,321	2.61%
Total deposits	$219,758	2.58%	$176,069	1.91%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $122.1 million and $107.8 million at September 30, 2005 and December 31, 2004, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2005 (in thousands) was as follows:

September 30, 2005

Three months or less	$26,704
Over three through six months	18,713
Over six through twelve months	20,306
Over twelve months	48,033
Total	$113,756

             The increase in time deposits of $100,000 or more for the nine months ended September 30, 2005 resulted from both additional wholesale deposits and from an 18 month retail CD promotion that raised approximately $14.0 million.

Capital Resources

            Total shareholders' equity at September 30, 2005 was $30.5 million.  At December 31, 2004, total shareholders' equity was $28.1million.  The increase during the first nine months of 2005 resulted primarily from the $2.4 million of net income earned.

                The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2005 and the year ended December 31, 2004.  Since our inception, we have not paid cash dividends.

	September 30, 2005	December 31, 2004

Return on average assets	0.92%	0.73%
Return on average equity	10.93%	12.37%
Equity to assets ratio	8.39%	5.87%

            The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.

            Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

            At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered "adequately capitalized" under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

The following table sets forth the holding company's and the bank's various capital ratios at September 30, 2005 and at December 31, 2004.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2005		December 31, 2004
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.5%	12.7%	14.6%	13.7%
Tier 1 risk-based capital	12.2%	11.5%	13.4%	12.4%
Leverage capital	10.0%	9.4%	11.0%	10.2%

Borrowings

                The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2005 and the year ended December 31, 2004, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the Nine Months
ended September 30, 2005
Federal Home Loan Bank advances	$81,500	3.66%	$81,500	$73,468	3.32%
Securities sold under agreement to
repurchase	16,232	3.76%	18,947	17,221	3.11%
Federal funds purchased	-	4.31%	1,538	915	1.99%
Junior subordinated debentures	6,186	7.06%	6,186	6,186	6.36%

At or for the Year
ended December 31, 2004
Federal Home Loan Bank advances	$60,660	2.82%	$58,400	$54,515	2.21%
Securities sold under agreement to
repurchase	13,100	2.25%	14,637	13,643	1.43%
Federal funds purchased	-	2.44%	-	332	1.46%
Correspondent bank line of credit	-	4.40%	3,000	1,214	3.38%
Junior subordinated debentures	6,186	5.65%	6,186	6,186	4.88%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2004, unfunded commitments to extend credit were $51.6 million, of which $17.6 million was at fixed rates and $34.0 million was at variable rates.  At September 30, 2005, unfunded commitments to extend credit were $67.9 million, of which $23.3 million was at fixed rates and $44.6 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

            At December 31, 2004, there was a $2.5 million commitment under a letter of credit.  At September 30, 2005, there was a $4.0 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

            Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our asset/liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk.  We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

We were asset sensitive during most of the year ended December 31, 2004 and the nine months ended September 30, 2005.  As of September 30, 2005, we expect to be asset sensitive for the next 12 months.  The ratio of cumulative gap to total earning assets after 12 months was 5.4% because $19.4 million more assets will reprice in a 12 month period than liabilities.  This situation resulted in part due to the fact that approximately 68% and 66% of our loans were variable rate loans at December 31, 2004 and September 30, 2005, respectively.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

               At September 30, 2005, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $12.5 million, or 3.3% of total assets.  Our investment securities at September 30, 2005 amounted to $36.3 million, or 9.7% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $21.3 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2004, our liquid assets amounted to $5.3 million, or 1.7% of total assets.  Our investment securities at December 31, 2004 amounted to $29.2 million, or 9.2% of total assets.  However, $17.0 million of these securities are pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2004 and the first nine months of 2005, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain three lines of credit with correspondent banks totaling $22.6 million for which there were no borrowings against the lines at September 30, 2005.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at September 30, 2005 was $14.9 million, based on the bank's $4.3 million investment in FHLB stock, as well as qualifying pledged mortgages.

Prior to September 30, 2005, the company entered into a commitment to construct a new office for approximately $845,000.  As of September 30, 2005, approximately $916,000 has been paid for construction and equipment costs.  The office opened in early November.

The company entered into a 10-year operating lease that begins in mid-2006 in conjunction with the relocation of its main office building.  The monthly rent for the first five months of the lease is approximately $13,000 per month and increases to approximately $42,000 per month following the initial five month period.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2005 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)

Interest-earning assets:
Federal funds sold	$7,334	$-	$-	$-	$7,334
Investment securities	1,878	5,841	19,250	3,983	30,952
Loan	218,148	11,055	67,933	26,677	323,812

Total earning assets	$227,360	$16,896	$87,183	$30,660	$362,098

Interest-bearing liabilities:
Money market and NOW	$73,958	$-	$-	$-	$73,958
Regular savings	1,271	-	-	-	1,271
Time deposits	28,960	59,228	50,381	3,439	142,008
Repurchase agreements	16,232	-	-	-	16,232
FHLB advances	21,500	17,500	39,500	3,000	81,500
Junior subordinated debentures	6,186	-	-	-	6,186

Total interest-bearing liabilities	$148,107	$76,728	$89,881	$6,439	$321,155

Period gap	$79,253	$(59,832)	$(2,698)	$24,221
Cumulative gap	79,253	19,421	16,723	40,944

Ratio of cumulative gap total assets to earning assets	21.9%	5.4%	4.6%	11.3%

 The following table sets forth information regarding our rate sensitivity, as of December 31, 2004, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$1,394	$-	$-	$-	$1,394
Investment securities	1,572	4,716	15,511	3,500	25,299
Loans	196,066	10,374	54,704	19,105	280,249

Total earning assets	$199,032	$15,090	$70,215	$22,605	$306,942

Interest-bearing liabilities:
Money market and NOW	$87,081	$-	$-	$-	$87,081
Regular savings	1,244	-	-	-	1,244
Time deposits	23,369	39,845	29,927	5,834	98,975
Repurchase agreements	13,100	-	-	-	13,100
FHLB advances	30,660	8,000	5,000	17,000	60,660
Junior subordinated debentures	6,186	-	-	-	6,186

Total interest-bearing liabilities	$161,640	$47,845	$34,927	$22,834	$267,246

Period gap	$37,392	$(32,755)	$35,288	$(229)
Cumulative gap	37,392	4,637	39,925	39,696

Ratio of cumulative gap total assets total earning assets	12.2%	1.5%	13.0%	12.9%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

            The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)").  SFAS No.123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No, 123 (R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the annual reporting period beginning after December 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.  The cumulative effect of adoption, if any, will be measured and recognized in the statement of  operations on the date of adoption.

In April 2005, the Securities and exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No. 107 to provide guidance regarding the application of SFAS No. 123 (revised 2004), "Share-Based Payment."  SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.  SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transitions to SFAS No. 123(R).

The FASB has isued proposed FASB Staff Positions ("FSP") No. SOP 94-6-a, "Nontraditional Loan Products," to address the application of certain existing accounting principles to nontraditional loan products.  For the purposes of this proposed FSP, "nontraditional loan products" are those that expose the originator, holder, investor, guarantor, or service to higher risk than traditional products.  Products that meet this definition include, but are not limited to:

  Loans with the contractual ability to negatively amortize;

  Loans with a high loan-to-value ratio;

  Home equity lines of credit, second mortgages, or other products that result in a high loan-to-value ratio when combined with other mortgages on the same collateral:

  Option adjustable-rate mortgages (ARMs) or similar products that may expose the borrower to future increases in repayments in excess of changes that result solely from increases in the market interest;

  Loans with below market or teaser interest rates; and

  Interest-only loans.

               The proposed FSP discusses required disclosures and other accounting considerations for entities that originate, hold, guarantee, service, or invest in nontraditional loan products.

              The proposed FSP also discusses whether nontraditional loan products represent a concentration of credit risk as that term is used in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."  The FSP concludes that certain nontraditional loan products, which expose a reporting entity to greater credit risk than traditional mortgage products, may result in concentration of credit risk, and therefore disclosures about each significant concentration, including information about the (shared) activity, region, or economic characteristic that identifies the concentration, would be required.  The proposed FSP No. SOP 94-6-a is available for comment until November 11, 2005.

       Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                   Not applicable

Item 3.     Defaults Upon Senior Securities.

                    Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

                    Not applicable

Item 5.     Other Information.

                    Not applicable

Item 6.     Exhibits.

10.1          Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005

10.2          First Amendment to Office Lease Agreement with Greenville First Bank, N.A. dated September 20, 2005

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

GREENVILLE FIRST BANCSHARES, INC.
Registrant

Date: November 14, 2005	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 14, 2005	/s/ James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

 Exhibit
Number                  Description

10.1       Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005

10.2       First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005

31.1       Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2       Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.