Form 10-K
period 2005-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2006-03-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year December 31, 2005.
Or

[ ] Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities Exchange Act Of 1934
For the Transition Period from ___________ to ________________

Commission file number 000-27719

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer Identification No.)

112 Haywood Road, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of class	Name of each exchange on which registered
Common Stock	The NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $47,628,098 as of the last business day of the registrant's most recently completed second fiscal quarter.

2,663,719 shares of the registrant's common stock were outstanding as of March 27, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders Part III (Portions of Items 10-14)
to be held on May 17, 2006.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

                This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words "may,"  "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under Item 1A- Risk Factors and the following:

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

                We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.  Business

General

                 Greenville First Bancshares, Inc.  (the "company") is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. (the "bank") and all of the stock of Greenville First Statutory Trust I and II (collectively (the "Trusts")).  The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

                On October 26, 1999, the company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,724,994 after adjustment of 3 for 2 stock split). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

                On June 26, 2003, the Trust offered and sold $6.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The company invested $186,000 in the Trust.

                On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  The earnings per share amounts for all periods shown have been adjusted to reflect the 3 for 2 split.

On September 24, 2004, the company received $14.3 million from the sale of 800,000 common stock at a price of $17.875.  On October 15, 2004, the company's underwriter exercised its option to purchase an additional 120,000 shares at the same price.  The total gross proceeds were approximately $16.4 million.  The net proceeds to the company after offering costs and underwriter's discount were approximately $14.9 million

                On December 22, 2005, the Trust offered and sold $7.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The company invested $217,000 in the Trust.

Non-GAAP Financial Information

This Report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP").  Management uses these non-GAAP measures to analyze the Company's performance in comparison to prior years.   The Company incurred a one-time impairment charge of $1.5 million during 2005 which is discussed further in "Income Statement Review - Noninterest expenses."  Management uses operating measures, which exclude the impairment charge, in the calculation of certain of the Company's ratios to analyze on a consistent basis and over a longer period of time, the performance of which it considers to be its core banking operations.   These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.  (See Item 6. Selected Financial Data.)

Marketing Focus

                Greenville First Bank commenced operations in January 2000 and at that time was the first community bank organized in the of Greenville, South Carolina in over 10 years.  During the 1990s, several community banks operating in the Greenville market were acquired by larger regional financial institutions.  We formed Greenville First to take advantage of market opportunities resulting from this continued consolidation of the financial services industry.  Responding to this opportunity, we created a marketing plan focusing on the professional market in Greenville, including doctors, dentists, and small business owners.  We serve this market with a client-focused structure called relationship teams, which provides each client with a specific banker contact and support team responsible for all of the client's banking needs.  The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage.  We consider exceptional client service to be a critical part of our culture, which we refer to as "Client FIRST."  We emphasize this Client FIRST culture in the training that we provide our employees, and we strive to reflect this Client FIRST culture in all aspects of our business.

Location and Service Area

Our primary market is Greenville County, which is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor.  It is South Carolina's most populous county with over 390,000 residents.  Greenville is also one of the state's wealthiest counties, with average household income of $61,023 in 2004.  In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and is now considered the "economic engine of South Carolina."  During the same period, Greenville County was rated first in the United States by Site Selection Magazine for both new and expanding international firms and, in 2002, was ranked fifth out of America's top 50 cities for European business expansion.  Greenville was also recognized by Expansion Management Magazine in December 2000 for having the best worker training program in the United States.

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

We opened our first branch office, located on The Parkway near Thornblade Country Club in Greenville, on March 14, 2005 and our second branch office, located in the mature and historic Augusta Road area of Greenville, on November 4, 2005.  We believe that the demographics and growth characteristics of these locations will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Lending Activities

General.  We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below.  Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At December 31, 2005, we had loans of $334.0 million, representing 82.4% of our total assets.

We have focused our lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners.  By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank.  As of December 31, 2005, our average loan size was approximately $147,000.  Excluding home equity lines of credit, the average loan size was approximately $205,000.  At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client.  As of December 31, 2005, our 10 largest client loan relationships represented approximately $37.5 million, or 11.1% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered by an officer with a higher lending limit or by the officers' loan committee, which is comprised of our three most senior lenders and our chief credit officer.  The officers' loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board.  We do not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

                Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2005, approximately $44.5 million, or 13.1% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which fifty-five loans totaling approximately $11.0 million had loan-to-value ratios of 100% or more.  These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio.  In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans.  Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus.   Based upon the capitalization of the bank at December 31, 2005, we self-imposed a loan limit of $5.0 million per borrower, which represented approximately 85% of our legal lending limit at December 31, 2005.  These limits will increase or decrease in response to increases or decreases in the bank's level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2005, loans secured by first or second mortgages on real estate made up approximately 82% of our loan portfolio.

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

       Commercial Real Estate Loans.  At December 31, 2005, our individual commercial real estate loans ranged in size from approximately $9,000 to $2.7 million, with an average loan size of approximately $359,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower's cash flow exceeds 115% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  At December 31, 2005, commercial real estate loans (other than construction loans) amounted to $169.2 million, or approximately 49.9% of our loan portfolio.  Of our commercial real estate loan portfolio, $97.0 million in loans were not owner-occupied properties, representing 57.3% of our commercial real estate portfolio and 28.6% of our total loan portfolio.  The remainder of our commercial real estate loan portfolio, $72.2 million in loans or 42.7% of the commercial loan portfolio, were owner-occupied.  Owner-occupied loans represented 21.3% of our total loan portfolio.

       Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2005, our commercial construction and development real estate loans ranged in size from approximately $38,000 to $2.9 million, with an average loan size of approximately $523,000.  At December 31, 2005, our individual residential construction and development real estate loans ranged in size from approximately $50,000 to $1.4 million, with an average loan size of approximately $258,000.  The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

•         cost overruns;

•         mismanaged construction;

•         inferior or improper construction techniques;

•         economic changes or downturns during construction;

•         a downturn in the real estate market;

•         rising interest rates which may prevent sale of the property; and

•         failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.  At December 31, 2005, total construction loans amounted to $20.1 million, or 5.9% of our loan portfolio.  Included in the $20.1 million was $14.7 million, or 4.3% of our loan portfolio, that were commercial construction, and $5.4 million, or 1.6% of our loan portfolio, that were consumer construction loans.

•     Residential Real Estate Loans and Home Equity Loans.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2005, our individual residential real estate loans ranged in size from $8,000 to $1.5 million, with an average loan size of approximately $236,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%.  We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years.  We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves.  We typically originate and retain residential real estate loans only if they have adjustable rates.  We also offer home equity lines of credit.  At December 31, 2005, our individual home equity lines of credit ranged in size from $1,400 to $952,000, with an average of approximately $91,000.  Our underwriting criteria and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of five years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.  At December 31, 2005, residential real estate loans (other than construction loans) amounted to $88.0 million, or 26.0% of our loan portfolio.  Included in the residential real estate loans was $50.8 million, or 15.0% of our loan portfolio, in first and second mortgages on individuals' homes, and $37.3 million, or 11.0% of our loan portfolio, in home equity loans.

Commercial Business Loans.  We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas.  At December 31, 2005, our individual commercial business loans ranged in size from approximately $500 to $2.2 million, with an average loan size of approximately $113,000.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2005, commercial business loans amounted to $53.8 million, or 15.9% of our loan portfolio.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2005, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with terms negotiable.  At December 31, 2005, our individual consumer loans ranged in size from $500 to $1.2 million, with an average loan size of approximately $18,000.  Our installment loans typically amortize over periods up to 60 months.  We will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2005, consumer loans amounted to $8.2 million, or 2.4% of our loan portfolio.

Deposit Services

Our principal source of funds is core deposits.  We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit.  Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local market.  Our out-of-market, or wholesale, certificates of deposits represented 32.0% of total deposits at December 31, 2005.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  This funding strategy allowed us to operate in only three locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn has allowed us to maintain our focus on growing our loan portfolio.  In anticipation of rising interest rates and our continued growth, we have recently begun to focus on expanding our retail deposit program.  We opened two new retail deposit offices, one in the first quarter of 2005 and the other in the third quarter of 2005, which we believe will assist us in obtaining low cost transaction accounts that are less affected by rising rates.  Deposit rates are reviewed regularly by senior management of the bank.  We believe that the rates we offer are competitive with those offered by other financial institutions in our area.  We focus on customer service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

We offer other bank services including safe deposit boxes, traveler's checks, direct deposit, United States Savings Bonds, and banking by mail.  We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers.  We also receive ATM transaction fees from transactions performed by our clients.  We are associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to our clients throughout the country.  Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider.  We have contracted with Fidelity Integrated Financial Solutions, an outside computer service company, to provide our core data processing services and our ATM processing.  By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period.  We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success.  We also offer Internet banking services, bill payment services, and cash management services.  We do not expect to exercise trust powers during our next few years of operation.

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

As of June 30, 2005, there were 23 financial institutions other than us in Greenville County.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe our commitment to quality and personalized banking services through our Client FIRST culture is a factor that contributes to our competitiveness.

Market Share

As of June 30, 2005, the most recent date for which market data is available, total deposits in the bank's primary service area were over $7.6 billion, which represented a 3.4% deposit increase from 2004.  At June 30, 2005,the bank represented 3.0% of the market.

Employees

                At March 28, 2006, we employed a total of 55 full-time and 3 part-time employees.  We believe that our relations with our employees are good.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which became effective October 28, 2004, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•      allowing check truncation without making it mandatory;

•      demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•       legalizing substitutions for and replacements of paper checks without agreement from consumers;

•       retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•       requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•       requiring recrediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

The Bank Holding Company Act.  Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require.  Our activities at the bank and holding company levels are limited to:

•         banking and managing or controlling banks;

•         furnishing services to or performing services for our subsidiaries; and

•         engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities.  With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•         acquiring substantially all the assets of any bank;

•         acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•         merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•         making or servicing loans and certain types of leases;

•         engaging in certain insurance and discount brokerage activities;

•         performing certain data processing services;

•         acting in certain circumstances as a fiduciary or investment or financial adviser;

•         owning savings associations; and

•         making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets.  These requirements are described below under "- Greenville First Bank, N.A. - Capital Regulations."  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends will be subject to regulatory restrictions as described below in "- Greenville First Bank, N.A. - Dividends."  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition.

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

Greenville First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank's operations, including

•                      security devices and procedures;

•                      adequacy of capitalization and loss reserves;

•                      loans;

•                      investments;

•                      borrowings;

•                      deposits;

•                      mergers;

•                      issuances of securities;

•                      payment of dividends;

•                      interest rates payable on deposits;

•                      interest rates or fees chargeable on loans;

•                      establishment of branches;

•                      corporate reorganizations;

•                      maintenance of books and records; and

•                      adequacy of staff training to carry on safe lending and deposit gathering practices.

The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures.  The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•         internal controls;

•         information systems and audit systems;

•         loan documentation;

•         credit underwriting;

•         interest rate risk exposure; and

•         asset quality.

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

The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

•         a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•         covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•         with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation limits the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

The Gramm-Leach-Bliley Act - Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy.  In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Other Regulations - Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

•         the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•         the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•         the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•         the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•         the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•         the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•         the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•         the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  Currently, we qualify as "well capitalized."

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.  Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•                     submit a capital restoration plan;

•                     raise additional capital;

•                     restrict their growth, deposit interest rates, and other activities;

•                     improve their management;

•                     eliminate management fees; or

•                     divest themselves of all or a part of their operations.

These capital guidelines can affect us in several ways.  If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends.  Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.  If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements.  In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.  A bank that is not "well capitalized" is also subject to certain limitations relating to so-called "brokered" deposits.  Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

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

Item 1A.     Risk Factors.

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

Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•      the duration of the credit;

•      credit risks of a particular customer;

•      changes in economic and industry conditions; and

•      in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

•      an ongoing review of the quality, mix, and size of our overall loan portfolio;

•      our historical loan loss experience;

•      evaluation of economic conditions;

•      regular reviews of loan delinquencies and loan portfolio quality; and

•      the amount and quality of collateral, including guarantees, securing the loans.

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

                Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning."  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

 An economic downturn, especially one affecting the Greenville County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Greenville County.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 92.0% of our interest income for the year ended December 31, 2005.  If an economic downturn occurs in the economy as a whole, or especially in the Greenville County area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

                Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Jim Austin, Fred Gilmer, III, and Eddie Terrell.  Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ended December 31, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•         the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•         the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•         the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•         the risk of loss of key employees and customers.

Item 1B.     Unresolved Staff Comments.

None

Item 2.        Properties.

Our main office facility is located at the corner of Haywood Road and Halton Road in downtown Greenville, South Carolina.  The building is a full service banking facility with three drive-through banking stations and an automatic teller machine.  We leased this building from Halton Properties, LLC, which is 100% owned by our director Mark A. Cothran, through the end of 2005 for approximately $351,000.  On December 30, 2005, we purchased the main office building for $3.1 million.  We anticipate that we will continue to operate in this location until the third quarter of 2006, when we plans to relocate the Haywood Road branch facility and our corporate office.  We plan to aggressively market either the leasing or the sale of the Haywood Road office building.

                The bank has signed a 10 year, five-month lease on a new site for its headquarters and main office that are to be relocated in 2006.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease in order to induce the bank into the agreement.  The discounted rent will be amortized over the initial lease term.  Beginning in mid-2006, the monthly rent expense will be approximately $41,000.  The lease provides for annual lease rate escalations based on cost of living adjustments and renewal options for three additional five-year periods and will be analyzed and accounted for in accordance with FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases."

On March 5, 2004, we received permission from the OCC to open two additional offices.  We opened our first office on March 14, 2005, which is located in the Thornblade area of Greenville, South Carolina on The Parkway, near the intersection of I-85 and Pelham Road.

We opened our second office, which is located at 2125 Augusta Road in Greenville, South Carolina, on November 4, 2005.  We lease the land for this office from Augusta Road Holdings, LLC, which is owned by one of our directors, Mark A. Cothran, for approximately $58,000 per year.  Rental payments are subject to increase in accordance with a formula based on the Consumer Price Index.  The initial term of the lease is 20 years.

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

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

  From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol "GVBK."  On September 24, 2004, our common stock began trading on the Nasdaq National Market under the same symbol "GVBK.  On March 15, 2006, we had approximately 1,000 shareholders of record.

                  The following table shows the reported high and low bid information reported by the OTC Bulletin Board for the first three quarters of 2004 and the high and low sales prices reported by the Nasdaq National Market for the fourth quarter of 2004 and for 2005.  The prices listed by the OTC Bulletin Board are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2005	High	Low
First Quarter	$21.19	$18.85
Second Quarter	21.00	19.00
Third Quarter	21.90	19.77
Fourth Quarter	25.00	21.16

2004	High	Low
First Quarter	$24.00	$17.91
Second Quarter	21.65	18.40
Third Quarter	19.75	17.00
Fourth Quarter	20.00	18.18
18

                We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Greenville First Bank, to pay dividends to us.  As a national bank, Greenville First Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency (the "OCC") will be required if the total of all dividends declared in any calendar year by the bank exceeds the bank's net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

                The following table sets forth equity compensation plan information at December 31, 2005.  The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation
plans approved by
security holders (1)	258,750	$8.81	4,000

Equity compensation
plans not approved
by security holders(2)	194,175	$6.67	-

Total	452,925	$7.89	4,000

(1)          The number of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan automatically increases each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.  Our board of directors has approved 258,750 shares of common stock to be issued as stock options.

(2)           Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.67 per share for each share purchased during our initial public offering.  The warrants are represented by separate warrant agreements.  One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date.  The warrants may not be assigned, pledged, or hypothecated in any way.  The 194,175 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets	$405,313	$315,811	$230,841	$170,358	$118,565
Federal funds sold	19,381	1,394	2,843	42	101
Investment securities	36,131	29,162	15,759	15,497	18,468
Loans (net)(1)	334,041	276,630	206,077	148,079	95,340
Allowance for loan losses	4,490	3,717	2,705	1,824	1,192
Deposits	254,148	204,864	168,964	133,563	92,700
Securities sold under agreement to repurchase
and federal funds purchased	14,680	13,100	9,297	9,107	8,483
Other borrowed funds	79,500	60,660	32,500	15,500	6,000
Junior subordinated debentures	13,403	6,186	6,186	-	-
Shareholders' equity	30,473	28,079	11,187	10,232	9,459
Summary Results of Operations Data:
Interest income	$21,670	$13,965	$9,722	$8,153	$6,310
Interest expense	9,585	5,317	3,618	3,492	3,353
Net interest income	12,085	8,648	6,104	4,661	2,957
Provision for loan losses	1,000	1,310	1,050	1,050	600
Net interest income after provision for loan losses	11,085	7,338	5,054	3,611	2,357
Noninterest income	826	761	422	520	284
Noninterest expense	7,856	4,852	3,853	3,379	2,782
Income (loss) before taxes	4,055	3,247	1,623	752	(141)
Income tax expense (benefit)	1,541	1,234	617	-	(22)
Net income (loss)	$2,514	$2,013	$1,006	$752	$(119)
Net operating income (loss) (4)	$3,444	$2,013	$1,006	$752	$(119)
Per Share Data(2):
Net income (loss), basic	$.95	$1.02	$.58	$.44	$(.07)
Net income (loss), diluted	$.86	$.90	$.53	$.43	$(.07)
Book value	$11.46	$10.60	$6.49	$5.93	$5.48
Weighted average number of shares outstanding:
Basic	2,657	1,972	1,725	1,725	1,725
Diluted	2,930	2,240	1,881	1,754	1,725
Performance Ratios:
Return (loss) on average assets:
GAAP	0.70%	0.73%	0.52%	0.51%	(0.13)%
Operating(4)	0.96%	0.73%	0.52%	0.51%	(0.13)%
Return (loss) on average equity:
GAAP	8.44%	12.37%	9.28%	7.72%	(1.26)%
Operating(4)	11.56%	12.37%	9.28%	7.72%	(1.26)%
Net interest margin	3.45%	3.17%	3.24%	3.30%	3.43%
Loan to deposit ratio(1)	133.20%	136.85%	123.57%	112.23%	104.13%
Efficiency ratio(3):
GAAP	60.85%	51.58%	59.04%	65.21%	85.84%
Operating(4)	49.23%	51.58%	59.04%	65.21%	85.84%
Asset Quality Ratios:
Nonperforming assets, past due and restructured
loans to total loans(1)	0.14%	0.27%	0.21%	0.43%	0.37%
Nonperforming assets, past due and restructured
loans to total assets	0.12%	0.24%	0.19%	0.37%	0.30%
Net charge-offs to average total loans(1)	0.07%	0.12%	0.10%	0.34%	0.01%
Allowance for loan losses to nonperforming loans	962.74%	502.84%	609.35%	1612.79%	331.19%
Allowance for loan losses to total loans(1)	1.33%	1.33%	1.30%	1.22%	1.24%

Item 6.  Selected Financial Data, Continued

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Capital Ratios:
Average equity to average assets	8.36%	5.87%	5.57%	6.71%	10.32%
Leverage ratio	11.60%	11.00%	6.09%	6.08%	8.24%
Tier 1 risk-based capital ratio	13.60%	13.40%	7.78%	7.38%	9.25%
Total risk-based capital ratio	14.90%	14.60%	10.24%	8.63%	10.43%
Growth Ratios and Other Data:
Percentage change in net income	24.89%	100.10%	33.78%	n/m	n/m
Percentage change in diluted net income per share	(4.44)%	69.81%	23.26%	n/m	n/m
Percentage change in assets	28.34%	36.81%	35.50%	43.68%	93.01%
Percentage change in loans(1)	20.75%	34.24%	39.17%	55.32%	107.15%
Percentage change in deposits	24.06%	21.25%	26.51%	44.08%	85.42%
Percentage change in equity	8.53%	151.00%	9.33%	8.17%	(0.17)%

Reconciliation of GAAP to Non-GAAP Measures:
Net income (loss), as reported (GAAP)	$2,514	2,013	1,006	752	(119)
Non-operating items:
Impariment on long lived assets, net of income tax	930	-	-	-	-
Net operating income (net income (loss), excluding
non-operating items)	$3,444	2,013	1,006	752	(119)

Noninterest expense, as reported (GAAP)	$7,856	4,852	3,853	3,379	2,782
Non-operating items:
Impairment on long lived assets	1,500	-	-	-	-
Operating noninterest expense (noninterest expense,
excluding non-operating items)	$6,356	4,852	3,853	3,379	2,782

(1) Includes nonperforming loans.

(2) Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003.

(3) Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses.

(4) Return on average assets, return on average equity and the efficiency ratio, on an operating basis, are calculated using operating earnings and operating noninterest expense and are non-GAAP measures which are further explained in "General - Non-GAAP Financial Measures."

As used in the table above, "n/m" means not a meaningful measurement.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

CRITICAL ACCOUNTING POLICIES

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2005.

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

 GENERAL

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity.  We experienced our first quarterly profit in the third quarter of 2001, and we have been profitable in each subsequent quarter.  We became cumulatively profitable in the third quarter of 2003.

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

The operating efficiency ratio represents the percentage of one dollar of operating expense required to be incurred to earn a full dollar of revenue.  We compute our operating efficiency ratio by dividing noninterest expense, excluding the impairment on long-lived assets, by the sum of net interest income and noninterest income.  For the year ended December 31, 2005, we spent on average $0.49 to earn each $1.00 of revenue.

              The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Effect of Economic Trends

During the three years ended December 31, 2003 and the six months ended June 30, 2004, our rates on  both short-term or variable rate earning assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve to lower short-term rates.  Beginning in July of 2004 and through 2005, our short-term or variable rate interest-bearing liabilities began to increase as the Federal Reserve began to increase short-term rates.

During most of 2001 and during 2002, the United States experienced an economic decline.  During this period, the economy was affected by lower returns of the stock markets.  Economic data led the Federal Reserve to begin an aggressive program of reducing rates that moved the Federal Funds rate down 11 times during 2001 for a total reduction of 475 basis points.  During the fourth quarter of 2002 and the first quarter of 2003, the Federal Reserve reduced the Federal Funds rate down an additional 75 basis points, bringing the Federal Funds rate to its lowest level in 40 years.  During the last six months of 2004 and through 2005, the Federal Reserve increased rates 13 times for a total of 325 basis points.  The Federal Reserve chose to again increase rates 25 basis points at their meeting in January of 2006.

Despite sharply lower short-term rates, stimulus to the economy during 2003 was muted and consumer demand and business investment activity remained weak.  During all of 2003 and substantially all of the six months ended June 30, 2004, the financial markets operated under historically low interest rates. As a result of these unusual conditions, Congress passed an economic stimulus plan in 2003.  During 2004, many economists believed the economy began to show signs of strengthening and the Federal Reserve began to increase the short-term interest rates.  Many economists believe that the Federal Reserve will continue to increase rates during 2006.  The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

Results of Operations

 Income Statement Review

 Summary

               Net income for the year ended December 31, 2005 was $2.5 million, a 24.9% increase from $2.0 million for the year ended December 31, 2004.  Included in net income for the year ended December 31, 2005 is a non-operating expense of $930,000, net of taxes, from an impairment charge on long lived assets.  Excluding the $930,000 non-operating expense, net operating income was $3.4 million, an increase of $1.4 million, or 71.1%, from the previous year ended December 31, 2004.

The $1.4 million increase in net operating income resulted from a $3.4 million increase in net interest income, a $64,318 increase in noninterest income, a $310,000 reduction in the provision for loan losses offset by a $1.5 million increase, excluding the impairment charge, in noninterest expense and $307,209 additional income tax expense.  Our operating efficiency ratio was 49.23% and 51.58% for the years ended December 31, 2005 and 2004, respectively.

            Our net income in 2004 increased $1.0 million, or 100.1%, compared to our net income in 2003 of $1.0 million.  The $1.0 million increase in net income resulted from a $2.5 million increase in net interest income, a $339,779 increase in noninterest income offset by a $260,000 additional provision for loan losses, a $1.0 million increase  in noninterest expense and $617,188 higher income tax expense.  Our efficiency ratio was 51.58% and 59.04% for the years ended December 31, 2004 and 2003, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three years ended December 31, 2005, our loan portfolio had increased an average of $62.0 million per year.  The growth in 2005 was $57.4 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At December 31, 2005, loans represented 82.4% of total assets, while investments and federal funds sold represented 13.7% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional  deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit expansion program until the beginning of 2005.  This funding strategy allowed us to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.  At December 31, 2005, retail deposits represented $172.7 million, or 42.6% of total assets, borrowings represented $107.6 million, or 26.5% of total assets, and wholesale out-of-market deposits represented $81.4 million, or 20.1% of total assets.

In anticipation of rising interest rates, we opened one retail deposit office in March and a second in November of 2005.  We plan to focus our efforts at these two locations on obtaining low cost transaction accounts that are less affected by rising rates.  Also, in anticipation of rising rates, during 2005, we offered aggressive promotional rates on new checking accounts and new money market accounts.  Based on prior experience, we anticipate the majority of these funds to be retained at the end of the promotion.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives.  We also anticipate the current deposit promotion and the opening of the two new offices will continue to have a negative impact on earnings in the year ending 2006.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

As more fully discussed in the "- Market Risk" and "- Liquidity and Interest Rate Sensitivity" sections below, at December 31, 2005, 61.0% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the three years ended December 31, 2005 has been to obtain short-term liabilities to fund our asset growth.  This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates.

Also in anticipation of rising rates, in May 2004 we converted a total of $25.0 million of short-term deposits and borrowings with a term of less than three months into $25.0 million of deposits and borrowings with a weighted average life of five years.  At December 31, 2005,  72.2% of interest-bearing liabilities had a maturity of less than one year.  We believe that we are positioned to benefit from future increases in short-term rates.  At December 31, 2005, we had $62.1 million more assets than liabilities that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of December 31, 2005, the company's regulatory capital levels were over $15.5 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the three years ended December 31, 2005, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $45.8 million, $29.5 million, and $21.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The cost of the two additional retail offices is expected to reduce the amount by which interest-earning assets exceed interest-bearing liabilities.

During the two years ended December 31, 2004, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities declined primarily as a result of the actions taken by the Federal Reserve in 2002 and 2003 to lower short-term rates.

The impact of the Federal Reserve's actions during the two years ended December 31, 2004, resulted in a decline in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread and net interest margins also declined since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the two year period ending December 31, 2004.  Our net interest margin for the years ended December 31, 2004, and 2003 was 3.17% and 3.24%, respectively.

During the last six months of 2004 and the twelve months in 2005, the Federal Reserve increased rates thirteen times for a total of 325 basis points. The Federal Reserve actions resulted in our net interest margin increasing during both the second half of 2004 and the 2005 year.  As a result of the Federal Reserve's actions to increase the interest rate thirteen times during the eighteen months ending December 31, 2005, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities increased during 2005.  Our net interest margin was 3.45% for the year ending 2005 compared to 3.17% for the 2004 year.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2005, 2004, and 2003.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the same periods, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in earning assets in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, and Rates

For the Years Ended December 31,

	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$3,129	$105	3.32%	$1,842	$23	1.25%	$1,676	$18	1.07%
Investment securities	36,873	1,634	4.43%	22,585	967	4.28%	12,498	517	4.14%
Loans	310,317	19,931	6.42%	248,115	12,975	5.23%	174,289	9,187	5.27%
Total earning-assets	350,319	21,670	6.19%	272,542	13,965	5.12%	188,463	9,722	5.16%
Nonearning assets	6,695			4,534			6,295
Total assets	$357,014			$277,076			$194,758

Interest-bearing liabilities:
NOW accounts	$28,153	$390	1.39%	$24,552	$332	1.35%	$15,253	$127	0.83%
Savings & money
market	48,815	931	1.91%	43,188	630	1.46%	22,822	129	0.57%
Time deposits	129,735	4,715	3.63%	99,420	2,608	2.62%	90,585	2,511	2.77%
Total interest-bearing
deposits	206,703	6,036	2.92%	167,160	3,570	2.14%	128,660	2,767	2.15%
FHLB advances	74,013	2,548	3.44%	54,515	1,204	2.21%	27,569	591	2.14%
Other borrowings	23,849	1,001	4.20%	21,375	543	2.54%	10,478	260	2.48%
Total interest-bearing
liabilities	304,565	9,585	3.15%	243,050	5,317	2.19%	166,707	3,618	2.17%
Noninterest bearing
liabilities	22,608			17,756			17,208
Shareholders' equity	29,841			16,270			10,843
Total liabilities and
shareholders' equity	$357,014			$277,076			$194,758
Net interest spread			3.04%			2.93%			2.99%
Net interest income/
margin		$12,085	3.45%		$8,648	3.17%		$6,104	3.24%

Our net interest spread was 3.04% for the year ended December 31, 2005, compared to 2.93% for the year ended December 31, 2004 and 2.99% for the year ended December 31, 2003.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the period ended December 31, 2005 was 3.45%, compared to 3.17% for the year ended December 31, 2004 and 3.24% for the year ended December 31, 2003.  During 2005, interest-earning assets averaged $350.3 million, compared to $272.5 million in 2004 and $188.5 million in 2003.

The net interest spread and net interest margin declined during the two years ended December 31, 2004 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates declined over most of the two year period.  The net interest spread and net interest margin began to increase during 2005 as the bank had more interest-earning assets than interest-bearing liabilities that repriced as market rates increased during the second half of 2004 and the twelve months of 2005.

 Net interest income, the largest component of our income, was $12.1 million, $8.6 million, and $6.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively.  The significant increase in both 2005 and 2004 related primarily to the net effect of higher levels of both average earning assets and interest-bearing liabilities.  In 2005 and 2004, average earning assets increased $77.8 million and $84.1 million, respectively.  During the same periods, average interest-bearing liabilities increased $61.5 million and $76.3 million, respectively.

The $3.4 million increase in net interest income for the year ended December 31, 2005 compared to the same period in 2004 resulted primarily from a $2.5 million increase related to the impact of higher average earning assets and interest-bearing liabilities during the year ended December 31, 2005 compared to the same period in 2004.  The remaining increase is largely a result of the impact of higher interest rates on both interest-earning and interest-bearing liabilities.  The $2.5 million increase in net interest income for the year ended December 31, 2004 compared to the same period in 2003 resulted from a $2.7 million increase in net interest income due to volume offset by a $120,000 decrease in net interest income due to rate.  The increase in net income was caused by higher average earning assets and interest-bearing liabilities, while the decrease in net interest income was related to lower net interest margin.

                Interest income for the year ended December 31, 2005 was $21.7 million, consisting of $19.9 million on loans, $1.6 million on investments, and $104,414 on federal funds sold.  Interest income for the same period ended December 31, 2004 was $14.0 million, consisting of $13.0 million on loans, $966,653 on investments, and $22,751 on federal funds sold.  Interest income for 2003 was $9.7 million, consisting of $9.2 million on loans, $517,005 on investments, and $18,171 on federal funds sold.  Interest on loans for the years ended December 31, 2005, 2004 and 2003 represented 92.0%, 92.9% and 94.5%, respectively, of total interest income, while income from investments and federal funds sold represented 8.0%, 7.1% and 5.5% of total interest income for the years ended December 31, 2005, 2004 and 2003, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.6%, 91.0% and 92.5% of average interest-earning assets for the years ended December 31, 2005, 2004 and 2003, respectively.  Included in interest income on loans for the years ended December 31, 2005, 2004 and 2003 was $604,564, $496,119 and $349,887, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the year ended December 31, 2005 was $9.6 million, a 80.3% increase compared to $5.3 million for the year ended December 31, 2004.  For the years ended December 31, 2005 and 2004, interest expense consisted of $6.0 million and $3.6 million, respectively, related to deposits and $3.5 million and $1.7 million, respectively, related to borrowings.  Interest expense for the year ended December 31, 2003 was $3.6 million, consisting of $2.8 million related to deposits and $850,989 related to borrowings.  Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 represented 63.0%, 67.2% and 76.5%, respectively, of total interest expense, while interest expense on borrowings represented 37.0%, 32.8% and 23.5%, respectively, of total interest expense.  The smaller increase in interest expense on deposits compared to the increase in interest on borrowings during the year ended December 31, 2004 resulted from our decision to delay our retail deposit office expansion program and instead utilize additional borrowings from both the FHLB, and from the sale of securities under agreements to repurchase with brokers.  During the year ended December 31, 2005, average interest-bearing deposits were higher by $39.5 million than for the same period in 2004, while FHLB advances and other borrowings $22.0 million higher than for the same period in 2004.  Average interest-bearing deposits were higher by $38.5 million during the year ended December 31, 2004 than for the same period 2003, while FHLB advances and other borrowings during 2004 were $37.8 million higher than for the same period in 2003.

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

	Years Ended
	December 31, 2005 vs. 2004				December 31, 2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income
Loans	$3,199	2,998	759	6,956	3,883	(73)	(23)	3,787
Investment securities	603	39	25	667	417	18	15	450
Federal funds sold	16	38	27	81	2	3	-	5
Total interest income	3,818	3,075	811	7,704	4,302	(52)	(8)	4,242

Interest expense
Deposits	840	1,309	317	2,466	743	44	16	803
FHLB advances	426	676	242	1,344	578	18	17	613
Other borrowings	62	355	41	458	270	6	6	282
Total interest expense	1,328	2,340	600	4,268	1,591	68	39	1,698

Net interest income	$2,490	735	211	3,436	2,711	(120)	(47)	2,544

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

                 Included in the statement of income for the years ended December 31, 2005, 2004 and 2003 is a noncash expense related to the provision for loan losses of $1.0 million, $1.3 million and $1.1 million, respectively.  The additional provision added to our allowance for loan losses in each year resulted in a net increase in the allowance for loan losses of $772,952, $1.0 million, and $881,001 for the years ended December 31, 2005, 2004 and 2003, respectively.  The allowance for loan losses did not increase by the entire amount of each of the provisions for loan losses because we reported net charge-offs of $227,048, $298,505 and $168,999 for the years ended December 31, 2005, 2004 and 2003, respectively.  The net charge-offs during 2005 represented 0.07% of the average outstanding loan portfolio for the year ended December 31, 2005.  Net charge-offs during 2004 and 2003 represented 0.12% and 0.10%, respectively, of the average outstanding loan portfolio for the years ended December 31, 2004 and 2003.  The increases in the allowance for each of the years ended December 31, 2005, 2004 and 2003, related to our decision to increase the allowance in response to the $58.2 million, $71.6 million and $58.9 million growth in loans for the years ended December 31, 2005, 2004 and 2003, respectively.  The loan loss reserve was $4.5 million, $3.7 million and $2.7 million as of December 31, 2005, 2004 and 2003, respectively.  The allowance for loan losses as a percentage of gross loans was 1.33% at both December 31, 2005 and 2004 and 1.30% at December 31, 2003, while the percentage of nonperforming loans and assets to gross loans was 0.14%, 0.27% and 0.21% at December 31, 2005, 2004 and 2003, respectively.

Noninterest Income

                 The following tables set forth information related to our noninterest income.

	Years ended December 31,
	2005	2004	2003

Loan fee income	$169,876	146,986	183,932
Service fees on deposit accounts	251,644	296,100	251,938
Write-down of real estate owned	-	(2,725)	(253,699)
Other income	404,261	321,102	239,513
Total noninterest income	$825,781	761,463	421,684

 Noninterest income for the year ended December 31, 2005 was $825,781, an increase of $64,318 or 8.4% compared to noninterest income of $761,463 during the same period in 2004.  Noninterest income for the year ended December 31, 2003 was $421,684.  The $339,779 increase in 2004 was primarily related to a $253,699 write-down on real estate that was previously acquired in foreclosure.

Loan fee income consists primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $169,876 and $146,986 for the years ended December 31, 2005 and 2004, respectively.  The $22,890 increase relates primarily to a $18,971 increase in mortgage origination fees.  We received $35,562 of mortgage origination fees in 2005 compared to $16,591 in 2004.  We anticipate that the level of mortgage origination fees will remain stable as the mortgage refinancing business has declined due to higher mortgage rates currently being offered.   The remaining increase is due to a net increase of $3,919 in late fees and other related loan fees 2005 compared to 2004.

Income from loan fees decreased by $36,946 to $146,986 for the year ended December 31, 2004 from $183,932 for the same period in 2003.  The decrease relates primarily to the $90,467 reduction in mortgage origination fees.  We received $16,591 of mortgage origination fees in 2004 compared to $107,058 in 2003.  As a result of our larger loan portfolio, late fees and other related loan fees increased $53,521 in 2004 compared to 2003.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.  Deposit fees were $251,644 and $296,100 for the years ended December 31, 2005 and 2004, respectively.  While the number of client accounts continues to grow, the $44,456 decrease is primarily related to a significant amount of NSF fees incurred by and charged to one individual customer in the prior year.  NSF income was $151,459 and $188,880 for the years ended December 31, 2005 and 2004, respectively, representing 60.2% of total service fees on deposits in 2005 compared to 63.8% of total service fees on deposits in 2004.   In addition, service charges on deposit accounts decreased to $82,950 from $93,024 for the years ended December 31, 2005 and 2004, respectively.  The lower service charges are a result of an increase in the earnings credit paid on business checking accounts which offsets the service fees that would have been charged on these accounts.

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

Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  Other income was $404,261 and $321,102 for the years ended December 31, 2005 and 2004, respectively.  The $83,159 increase resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  The ATM transaction fees were $350,429 and $290,143 for the years ended December 31, 2005 and 2004, respectively.  The ATM transaction fees represented 86.7% and 90.4% of total other income for the years ended December 31, 2005 and 2004, respectively.  Included in noninterest data processing and related costs was $278,936 and $252,581 related to corresponding transaction costs associated with ATM transaction fees for the years ended December 31, 2005 and 2004, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2005 and 2004 was $71,493 and $37,562, respectively.

Other income was $239,513 for the year ended December 31, 2003.  The $81,589 increase in 2004 from 2003  resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  The ATM transaction fees were $290,143 and $213,844 for the years ended December 31, 2004 and 2003, respectively.  The ATM transaction fees represented 90.4% and 89.3% of total other income for the years ended December 31, 2004 and 2003, respectively.  Included in noninterest data processing and related costs was $252,581 and $201,970 related to corresponding transaction costs associated with ATM transaction fees for the years ended December 31, 2004 and 2003, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2004 and 2003 was $37,562 and $11,874, respectively.

Noninterest Expenses

                 The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
	2005	2004	2003

Compensation and benefits	$3,340,402	2,497,445	1,983,204
Professional fees	303,986	213,168	175,126
Marketing	439,946	292,043	159,486
Insurance	152,761	128,978	110,219
Occupancy	799,267	603,033	587,992
Data processing and related costs	919,379	813,097	625,779
Telephone	55,972	32,216	22,097
Impairment of long lived assets	1,500,000	-	-
Other	343,667	273,315	188,946
Total noninterest expense	$7,855,380	4,853,295	3,852,849

 We incurred noninterest expenses of $7.9 million for the year ended December 31, 2005 compared to $4.9 million for the year ended December 31, 2004. Of the $3.0 million increase, 50% or $1.5 million was related to the impairment of long lived assets. Noninterest expenses for the year ended December 31, 2003 were $3.9 million.  Average interest-earning assets increased 28.5% and 44.6% during the years ended December 31, 2005 and 2004, respectively, while general and administrative expense, excluding the one-time $1.5 million impairment charge, increased by 30.9% and 26.0%, respectively, for the same periods.

The $1.5 million impairment charge relates to our decision to exercise our option to purchase our main office and headquarters building in December of 2005.  We paid approximately $3.1 million for the building, a price which was calculated based on a pre-determined formula.  Purchasing the building as compared to continuing to lease the building will provide a cost benefit to the Company of approximately $90,000 per year.  We also engaged an outside appraiser to evaluate the market value of our building.  This analysis concluded that the building's market value, including leasehold improvements, was approximately $2.2 million, whereas the purchase price and leasehold improvements totaled approximately $3.7 million, providing for an impairment charge of $1.5 million.  In addition, we have decided to move our current main office and headquarters to a new location approximately one mile away to provide us with additional space.  The cost to continue to operate a branch facility at the existing location would be approximately $300,000, annually.  Our move to the new building will provide an additional savings of approximately $100,000, annually, primarily due to a reduction in rent from $25.50 per square foot to $18.00 per square foot.  We are in the process of actively marketing our building for sale.

For the year ended December 31, 2005, compensation and benefits, occupancy, data processing and related costs, and the impairment of long lived assets accounted for 83.5% of the total noninterest expense compared to 80.6% in 2004 and 83.0% in 2003.

 The following tables set forth information related to our compensation and benefits.

	Years ended December 31,
	2005	2004	2003

Base compensation	$2,353,952	1,708,492	1,396,373
Incentive compensation	594,925	570,049	420,000
Total compensation	2,948,877	2,278,541	1,816,373
Benefits	525,715	341,124	285,941
Capitalized loan origination costs	(134,190)	(122,220)	(119,110)
Total compensation and benefits	$3,340,402	2,497,445	1,983,204

Compensation and benefits expense was $3.3 million, $2.5 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Compensation and benefits represented 42.5% of our total noninterest expense for the year ended December 31, 2005, and 51.5% of our total noninterest expense for the same period in both 2004 and 2003.  The $842,957 increase in compensation and benefits expense in 2005 compared to 2004 is primarily related to a $645,460 increase in base compensation and $184,591 of additional benefits cost.  In addition, incentive compensation expense increased by $24,876, offset by an increase of $11,970 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loans as a reduction of loan interest income.  Compensation and benefits expense increased by $514,241 in 2004 compared to 2003.  The increase is a result of $312,119 additional base compensation, $150,049 in additional incentive compensation, and $55,183 in higher benefits costs, offset by an increase of $3,110 in loan origination compensation expense.

The $645,460 increase in base compensation expense for the year ended December 31, 2005 compared to the same period in 2004, related to the cost of 14 additional employees as well as annual salary increases.  Seven of the new employees relate to the staff that was hired for the new retail offices that opened in the first and fourth quarters of 2005.  The remaining seven employees were hired primarily to support the growth in both loans and deposit operations.  The $312,119 increase in base compensation expense in 2004, related to the addition of 10 employees who were needed to support the growth in earning assets and related deposit expenses, plus the impact of annual salary increases.

Incentive compensation represented 20.2%, 25.0%, and 23.1% of total compensation for the years ended December 31, 2005, 2004, and 2003, respectively.  The incentive compensation expense recorded for the years 2005, 2004 and 2003 represented an accrual of the portion of the estimated incentive compensation earned during the respective year.

Benefits expense increased $184,591 in the year ended December 31, 2005 compared to the year ended December 31, 2004 and $55,183 in 2004 compared to the year ended December 31, 2003.  Benefits expense represented 17.8%, 15.0%, and 15.7% of the total compensation for the years ended December 31, 2005, 2004, and 2003, respectively.

The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2005	2004	2003

Data processing costs	$473,013	420,588	292,526
ATM transaction expense	278,936	252,581	201,970
Courier expense	81,214	74,166	61,826
Other expenses	86,216	65,762	69,457
Total data processing and related costs	$919,379	813,097	625,779

Data processing and related costs were $919,379, $813,097 and $625,779 for the years ended December 31, 2005, 2004 and 2003, respectively.  During the year ended December 31, 2005, our data processing costs for our core processing system increased by $52,425 to $473,013 compared to $420,588 for the same period in 2004.  Data processing costs for our core processing system were $292,526 for the year ended December 31, 2003.  We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $52,425, or 12.5%, for the year ended December 31, 2005 and $128,062, or 43.8%, for the year ended December 31, 2004 when compared to the same periods in 2004 and 2003, respectively.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive ATM transaction income from transactions performed by our clients.  Since we also outsource this service, we are charged related transaction fees from our ATM service provider.  ATM transaction expense was $278,936, $252,581 and $201,970 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase relates to the higher transaction volume during the respective periods.

Occupancy expense represented 10.2%, 12.4% and 15.3% of total noninterest expenses for the years ended December 31, 2005, 2004 and 2003, respectively.  Occupancy expense increased $196,234 to $799,267 for the year ended December 31, 2005 from $603,033 for the same period in 2004.  The increase resulted primarily from increased rent expense and the increased depreciation expenses related to opening our Parkway and Augusta Road offices.  During 2004, occupancy expense increased only $15,041 from $587,992 for the year ended December 31, 2003.

The $1.5 million impairment on long lived assets charge for the year ended December 31, 2005 is related to the purchase of our Haywood Road office building.  On December 30, 2005, we purchased the main office building for $3.1 million and immediately thereafter recorded a $1.5 million write-down on the valuation of the purchased building in accordance with SFAS No. 121, "Impairment of Long-Lived Assets."  The $1.5 million impairment is based on various assumptions related to our ability to either sell or lease the building at various lease rates.  The actual results of our ability to either sell or lease the building could significantly differ from the assumption used in the impairment calculation.

                The remaining $356,612 increase in noninterest expenses for the year ended December 31, 2005 compared to the same period in 2004, resulted primarily from increases of $90,818 in professional fees, $147,903 in marketing costs, $23,783 in insurance expenses, and $94,108 in telephone and other expenses.  A significant portion of the increase in professional fees related to additional legal and accounting fees related to new SEC reporting requirements.  The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs

Contributing to the increase in noninterest expenses for the year ended December 31, 2004 compared to the same period in 2003 were increases of $38,042 in professional fees, $132,557 in marketing costs, $18,759 in insurance expenses, and $84,369 in other expenses.  A significant portion of the increase in professional fees related to additional audit expenses.  The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

                Income tax expense was $1.5 million, $1.2 million and $616,534 for the years ended December 31, 2005, 2004 and 2003.  Our effective tax rate was 38% for each of the years ended December 31, 2005, 2004, and 2003.

Balance Sheet Review

General

                At December 31, 2005, we had total assets of $405.3 million, consisting principally of $334.0 million in loans, $36.1 million in investments, $19.4 million in federal funds sold, and $6.2 million in cash and due from banks.  Our liabilities at December 31, 2005 totaled $374.8 million, consisting principally of $254.1 million in deposits, $79.5 million in FHLB advances, $14.7 million of short-term borrowings, $7.8 million of official checks outstanding, and $13.4 million of junior subordinated debentures.  At December 31, 2005, our shareholders' equity was $30.5 million.

Federal Funds Sold

                 At December 31, 2005, our $19.4 million in short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets, compared to $1.4 million, or 0.4% of total assets, at December 31, 2004.  As a result of the historically low yields paid for federal funds sold during 2004, we maintained a lower than normal level of federal funds during 2004.  In addition, the $6.4 million increase in official checks outstanding caused our federal funds sold to be higher than normal at December 31, 2005.

Investments

At December 31, 2005, the $36.1 million in our investment securities portfolio represented approximately 8.9% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $30.0 million and an amortized cost of $30.9 million for an unrealized loss of $864,088.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, we have maintained a lower than normal level of investments.  As rates on investment securities rise and additional deposits are obtained, we anticipate increasing the size of the investment portfolio.

Contractual maturities and yields on our investments at December 31, 2005 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2005, we had no securities with a maturity of one to five years.

	Less than One Year		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Federal agencies	$1,012	5.49%	$-	-	$-	-	$1,012	5.49%
State and political subdivisions	-	-	-	-	1,292	4.00%	1,292	4.00%
Mortgage-backed securities	-	-	1,186	4.64%	7,821	4.42%	9,007	4.44%
Total	$1,012	5.49%	$1,186	4.64%	$9,113	4.36%	$11,311	4.49%

Held to Maturity
Mortgage-backed securities	$-	-	$576	3.78%	$18,769	4.55%	$19,345	4.53%

At December 31, 2005, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.1 million, $4.1 million, and $24.3 million, respectively.

Other investments at December 31, 2005 consisted of Federal Reserve Bank stock with a cost of $863,700, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $4.2 million.  At December 31, 2004, we owned Federal Reserve Bank stock with a cost of $485,150, Federal Home Loan Bank stock with a cost of $3.2 million, and an investment in Greenville First Statutory Trust I of $186,000.

The amortized costs and the fair value of our investments at December 31, 2005, 2004, and 2003 are shown in the following table.

	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Available for Sale
Federal agencies	$1,005	1,012	1,014	1,053	1,022	1,098
State and political subdivisions	1,292	1,292	-	-	-	-
Mortgage-backed securities	9,242	9,007	11,070	11,107	2,460	2,531
Total	$11,539	11,311	12,084	12,160	3,482	3,629

Held to Maturity
Mortgage-backed securities	$19,345	18,709	13,139	13,089	9,834	9,761

Loans

                 Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2005 and 2004 were $310.3 million and $248.1 million, respectively.  Before allowance for loan losses, total loans outstanding at December 31, 2005 and 2004 were $338.5 million and $280.3 million, respectively.

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

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2005.

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real Estate:
Commercial
Owner Occupied	$72,222	21.3%	$54,323	19.4%	$39,301	18.8%	$22,653	15.1%	$16,533	17.1%
Nonowner occupied	96,950	28.7%	76,284	27.2%	53,898	25.8%	43,077	28.7%	22,813	23.6%
Construction	14,661	4.3%	12,212	4.4%	10,878	5.2%	4,008	2.7%	8,292	8.6%
Total commercial
real estate	183,833	54.3%	142,819	51.0%	104,077	49.8%	69,738	46.5%	47,638	49.3%

Consumer
Residential	50,756	15.0%	46,240	16.5%	35,823	17.2%	25,500	17.0%	12,899	13.4%
Home equity	37,254	11.0%	35,085	12.5%	24,278	11.6%	18,069	12.1%	8,937	9.3%
Construction	5,409	1.6%	5,938	2.1%	4,365	2.1%	4,200	2.8%	3,972	4.1%
Total consumer
real estate	93,419	27.6%	87,263	31.1%	64,466	30.9%	47,769	31.9%	25,808	26.8%

Total real estate	277,252	81.9%	230,082	82.1%	168,543	80.7%	117,507	78.4%	73,446	76.1%

Commercial business	53,753	15.9%	44,872	16.0%	36,107	17.3%	28,192	18.8%	20,529	21.3%
Consumer - other	8,211	2.4%	6,035	2.1%	4,662	2.2%	4,591	3.1%	2,813	2.9%
Deferred origination
fees, net	(685)	(0.2)%	(642)	(0.2)%	(530)	(0.2)%	(387)	(0.3)%	(256)	(0.3)%
Total gross loans, net
of deferred fees	338,531	100.0%	280,347	100.0%	208,782	100.0%	149,903	100.0%	96,532	100.0%
Less - allowance for
loan losses	(4,490)		(3,717)		(2,705)		(1,824)		(1,192)

Total loans, net	$334,041		$276,630		$206,077		$148,079		$95,340

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

                   The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2005.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate- mortgage	$48,762	173,373	35,047	257,182
Real estate- construction	9,359	6,708	4,003	20,070
Total real estate	58,121	180,081	39,050	277,252
Commercial.	31,849	21,564	340	53,753
Consumer- other	4,210	3,689	312	8,211
Deferred origination fees, net	(188)	(399)	(98)	(685)
Total gross loan, net of
deferred fees	$93,992	204,935	39,604	338,531

Loans maturing - after one year with
Fixed interest rates				$95,346
Floating interest rates				$149,193

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

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2005.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance, beginning of year	$3,717	2,705	1,824	1,192	600

Charge-offs
Commercial	(27)	(70)	(18)	(410)	-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	(229)	(225)	(118)	-	-
Consumer	(34)	(40)	(37)	8	8

Total charge-offs	(290)	(335)	(173)	(418)	(8)

Recoveries
Commercial	1	13	-	-	-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	60	2	-	-	-
Consumer	2	22	4	-	-

Total recoveries	63	37	4	-	-

Net loans charged-off	$(227)	(298)	(169)	(418)	(8)

Provision for loan losses	1,000	1,310	1,050	1,050	600

Balance, end of year	$4,490	3,717	2,705	1,824	1,192

Net charge-offs to average loans	0.07%	0.12%	0.10%	0.34%	0.01%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2005.  All loans over 90 days past due are on and included in loans on nonaccrual.

	2005	2004	2003	2002	2001
		(Dollars in thousands)

Loans over 90 days past due	$351	683	396	3	360

Loans on nonaccrual:
Mortgage	419	339	150	-	360
Commercial	41	386	224	100	-
Consumer	6	14	70	13	-
Total nonaccrual loans	466	739	444	113	360

Total of nonperforming loans	466	739	444	113	360

Other nonperforming assets	-	28	-	525	-

Total nonperforming assets	$466	767	444	638	360

Percentage of total assets	0.12%	0.24%	0.19%	0.37%	0.30%

Percentage of nonperforming loans and
assets to gross loans	0.14%	0.27%	0.21%	0.43%	0.37%

Allowance for loan losses to gross loans	1.33%	1.33%	1.30%	1.22%	1.24%

Net charge-offs to average loans	0.07%	0.12%	0.10%	0.34%	0.01%

                At December 31, 2005 and December 31, 2004, the allowance for loan losses was $4.5 million and $3.7 million, respectively, or 1.33% of outstanding loans.  During the years ended December 31, 2005 and 2004, our net charged-off loans were $227,048 and $298,505, respectively.

At December 31, 2005, nonaccrual loans represented 0.11% of total assets.  At December 31, 2005 and December 31, 2004, we had $466,333 and $739,126 of loans, respectively, on nonaccrual status.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

While our nonperforming assets, including loans on nonaccrual, and loans over 90 days past due have decreased from 2004, we have allowed our allowance for loan losses as a percentage of gross loans to remain at a higher level in order to provide for certain risks associated with loans with high loan-to-value ratios, loan concentrations, and large credits which are in our current loan portfolio.

The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2005 and 2004 was approximately $23,000 and $9,200, respectively.    The amount of interest income recorded in 2005 for loans that were on nonaccrual at December 31, 2005 was approximately $6,000, and was approximately $10,000 in 2004.

 As of December 31, 2005, we were not aware of any potential problem loans that were not already categorized as nonaccrual, past due, or restructured, that had borrower credit problems causing us to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will decline after the additional retail deposit offices opened in 2005 mature.  The amount of out-of-market deposits was $81.4 million at December 31, 2005 and $77.3 at December 31, 2004.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 133%, 137%, and 124% at, December 31, 2005, 2004, and 2003, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$19,083	- %	$15,081	- %	$14,852	- %
Interest bearing demand deposits	28,153	1.39%	24,552	1.35%	15,253	0.83%
Money market accounts	47,527	1.95%	41,892	1.49%	21,029	0.61%
Savings accounts	1,288.37%		1,296	0.34%	1,793	0.41%
Time deposits less than $100,000	25,291	3.36%	23,611	2.48%	31,171	3.09%
Time deposits greater than $100,000	104,444	3.70%	75,809	2.67%	59,414	2.59%
Total deposits	$225,786	2.67%	$182,241	1.96%	$143,512	1.93%

Core deposits, which exclude time deposits of $100,000 or more and wholesale time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $125.9 million, $107.8 million, and $89.9 million at December 31, 2005, December 31, 2004, and December 31, 2003, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2005 and 2004 is as follows:

	2005	2004
	(Dollars in thousands)
Three months or less	$15,680	$19,328
Over three through six months	23,965	14,050
Over six through twelve months	27,132	21,302
Over twelve months	49,878	29,339
Total	$116,655	$84,019

             The increase in the amount of time deposits over $100,000 or more for the year ended December 31, 2005 compared to the year ended December 31, 2004 resulted primarily from the utilization of deposits that were obtained outside of our primary market.

Capital Resources

Total shareholders' equity was $30.5 million at December 31, 2005 and $28.1 million at December 31, 2004.  The $2.4 million increase between 2005 and 2004 primarily resulted from $2.5 million of net income earned during 2005.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2005.  Since our inception, we have not paid cash dividends.

	2005	2004	2003
Return on average assets	0.70%	0.73%	0.52%
Return on average equity	8.44%	12.37%	9.28%
Equity to assets ratio	8.36%	5.87%	5.57%

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies."  On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a "small bank holding company."  The new definition will include bank holding companies with less than $500 million in total assets.  Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  The new rule will be effective on March 30, 2006.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a "small bank holding company."  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a "material" amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

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

The following table sets forth the holding company's and the bank's various capital ratios at December 31, 2005, 2004, and 2003.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	2005		2004		2003
	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	14.9%	13.7%	14.6%	13.7%	10.2%	10.1%
Tier 1 risk-based capital	13.6%	12.4%	13.4%	12.4%	7.8%	8.8%
Leverage capital	11.6%	10.5%	11.0%	10.2%	6.1%	7.7%
38

Borrowings

                 The following table outlines our various sources of borrowed funds during the years ended December 31, 2005, 2004, and 2003, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

		Period-	Maximum
	Ending	End	Month-end	Average for the Period
	Balance	Rate	Balance	Balance	Rate
At or for the Year	(Dollars in thousands)
Ended December 31, 2005
Federal Home Loan Bank advances	$79,500	3.84%	$81,500	$74,013	3.44%
Securities sold under agreement to
repurchase	14,680	4.32%	18,947	16,710	3.35%
Federal funds purchased	-	4.60%	-	755	2.93%
Junior subordinated debentures	13,403	6.74%	13,403	6,384	6.57%

At or for the Year
Ended December 31, 2004
Federal Home Loan Bank advances	$60,660	2.82%	$58,400	$54,515	2.21%
Securities sold under agreement to
repurchase	13,100	2.25%	14,637	13,643	1.43%
Federal funds purchased	-	2.44%	-	332	1.46%
Correspondent bank line of credit	-	4.40%	3,000	1,214	3.38%
Junior subordinated debentures	6,186	5.65%	6,186	6,186	4.88%

At or for the Year
Ended December 31, 2003
Federal Home Loan Bank advances	$32,500	2.00%	$40,000	$27,569	2.14%
Securities sold under agreement to
repurchase	9,297	1.12%	9,865	5,689	1.23%
Federal funds purchased	-	1.40%	1,556	450	1.56%
Correspondent bank line of credit	-	3.12%	3,000	1,332	3.23%
Junior subordinated debentures	6,186	4.56%	6,186	3,107	4.54%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2005, unfunded commitments to extend credit were $70.8 million, of which approximately $27.6 million was at fixed rates and $43.2 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2005, there was a $3.8 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 61.0% of our loans were variable rate loans at December 31, 2005 and we were asset sensitive during most of the year ended December 31, 2005.  As of December 31, 2005, we expect to be asset sensitive for the first three months, then we expect to be liability sensitive for the following nine months because substantially all of our variable rate loans repriced within the first three months of the year but a majority of our deposits will reprice over a 12-month period.  The ratio of cumulative gap to total earning assets after 12 months was 2.7% because $10.4 million more assets will reprice in a 12 month period than liabilities.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

                  At December 31, 2005 and 2004, our liquid assets amounted to $25.6 million and $5.3 million, or 6.3% and 1.7% of total assets, respectively.  Our investment securities at December 31, 2005 and 2004 amounted to $36.1 million and $29.2 million, or 8.9% and 9.2% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, substantially all of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2004 and 2005, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain two federal funds purchased lines of credit with correspondent banks totaling $18.1 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2005 was $20.0 million, based on the bank's $4.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$19,381	$-	$-	$-	$19,381
Investment securities	1,414	5,255	16,322	7,664	30,655
Loans	213,020	14,672	80,434	30,601	338,727

Total earning assets	$233,815	$19,927	$96,756	$38,265	$388,763

Interest-bearing liabilities:
Money market and NOW	$85,738	$-	$-	$-	$85,738
Regular savings	1,319	-	-	-	1,319
Time deposits	19,468	71,692	50,749	3,469	145,378
Repurchase agreements	14,680	-	-	-	14,680
FHLB advances	27,000	10,000	39,500	3,000	79,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$161,608	$81,692	$90,249	$6,469	$340,018

Period gap	$72,207	$(61,765)	$6,507	$31,796
Cumulative gap	72,207	10,442	16,949	48,745

Ratio of cumulative gap to total
earning assets	18.6%	2.7%	4.4%	12.5%

 Contractual Obligations

We utilize a variety of short-term and long-term borrowings to supplement our supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Certificates of deposit, repurchase agreements, FHLB advances, and junior subordinate debentures serve as our primary sources of such funds.

     Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2025. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact the Company's financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

                The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2005.

	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
	One Year	Years	Years	Years	Years	Total
	(Dollars in thousands)

Certificate of deposits	$91,160	$16,060	$20,570	$14,119	$3,469	$145,378
Repurchase agreements	14,680					14,680
FHLB advances	14,500	5,000	20,000	18,000	22,000	79,500
Junior subordinate debentures	-	-	-	-	13,403	13,403
Operating lease obligations	364	1,836	1,529	1,869	2,514	8,112

Total	$120,704	$22,896	$42,099	$33,988	$41,386	$261,073

 Accounting, Reporting, and Regulatory Matters

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)").  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005.  SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods.  The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006.  The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on financial position or results of operations upon adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123(R).  SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.  SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

During the last half of 2005, the FASB issued four FASB Staff Positions ("FSP") related to the implementation of SFAS No. 123(R).  These FSP's related to (1) the classification and measurement of freestanding financial instruments originally issued in exchange for employee services, (2) the application of grant date as defined in SFAS No. 123(R), (3) the transition election related to accounting for the tax effects of share-based payment awards, and (4) the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The issuance of these FSP's by the FASB is intended to clarify the interpretation of the guidance related to these specific issues when implementing SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29."  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented.  SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005 the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143."  This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company adopted FIN No. 47 in 2005 and its adoption had no material effect on financial position or results of operations.

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures.  The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue.  In July 2005, the FASB issued FSP FAS 115-1 and FSP FAS 124-1-"The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."  This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FSP FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk."  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005.  The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features.  SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration."  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to:

a.        Borrowers subject to significant payment increases

b.        Loans with terms that permit negative amortization

c.        Loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented.  The Company adopted this disclosure standard effective December 31, 2005.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Liquidity and Interest Rate Sensitivity.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

            GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Cash and due from banks	$6,223,397	$3,943,877
Federal funds sold	19,380,755	1,394,459
Investment securities available for sale	11,310,956	12,159,674
Investment securities held to maturity-
(fair value $18,709,112 and $13,088,613)	19,345,016	13,138,697
Other investments, at cost	5,475,400	3,863,850
Loans, net	334,040,776	276,630,484
Property and equipment, net	5,576,882	2,013,995
Accrued interest receivable	1,694,648	1,145,810
Other real estate owned	-	28,000
Other assets	2,264,713	1,492,352

Total assets	$405,312,543	$315,811,198

Liabilities
Deposits	$254,148,041	$204,864,142
Official checks outstanding	7,786,468	1,384,480
Federal funds purchased and repurchase agreements	14,680,000	13,099,999
Federal Home Loan Bank advances	79,500,000	60,660,000
Junior subordinated debentures	13,403,000	6,186,000
Accrued interest payable	1,510,635	620,014
Accounts payable and accrued expenses	3,811,652	917,975

Total liabilities	374,839,796	287,732,610

Commitments and contingencies - Note 13

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share,
authorized, 10,000,000 shares, issued and outstanding 2,659,719 and
2,647,994 at December 31, 2005 and December 31, 2004, respectively	26,597	26,480
Additional paid-capital	25,626,740	25,546,259
Accumulated other comprehensive income (loss	(150,602)	49,989
Retained earnings	4,970,012	2,455,860

Total shareholders' equity	30,472,747	28,078,588

Total liabilities and shareholders' equity	$405,312,543	$315,811,198

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2005	2004	2003

Interest income
Loans	$19,930,728	$12,975,296	$9,186,378
Investment securities	1,634,403	966,653	517,005
Federal funds sold	104,414	22,751	18,171

Total interest income	21,669,545	13,964,700	9,721,554
Interest expense
Deposits	6,036,043	3,570,263	2,766,951
Borrowings	3,548,820	1,746,294	850,989

Total interest expense	9,584,863	5,316,557	3,617,940

Net interest income	12,084,682	8,648,143	6,103,614
Provision for loan losses	1,000,000	1,310,000	1,050,000

Net interest income after provision for loan losses	11,084,682	7,338,143	5,053,614

Noninterest income
Loan fee income	169,876	146,986	183,932
Service fees on deposit accounts	251,644	296,100	251,938
Write-down of real estate owned	-	(2,725)	(253,699)
Other income	404,261	321,102	239,513

Total noninterest income	825,781	761,463	421,684

Noninterest expenses
Compensation and benefits	3,340,402	2,497,445	1,983,204
Professional fees	303,986	213,168	175,126
Marketing	439,946	292,043	159,486
Insurance	152,761	128,978	110,219
Occupancy	799,267	603,033	587,992
Data processing and related costs	919,379	813,097	625,779
Telephone	55,972	32,216	22,097
Impairment of long lived assets	1,500,000	-	-
Other	343,667	273,315	188,946

Total noninterest expenses	7,855,380	4,853,295	3,852,849

Income before income tax expense	4,055,083	3,246,311	1,622,449

Income tax expense	1,540,931	1,233,722	616,534

Net income	$2,514,152	$2,012,589	$1,005,915

Earnings per common share
Basic	$.95	$1.02	$.58
Diluted	$.86	$.90	$.53

Weighted average common shares outstanding
Basic	2,656,730	1,972,087	1,724,994
Diluted	2,930,368	2,239,702	1,881,129

See notes to consolidated financial statements that are an integral part of these consolidated statements. 46

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

				Accumulated		Total
			Additional	other	Retained	share-
	Common stock		paid-in	comprehensive	earnings	holders'
	Shares	Amount	capital	income (loss)	(deficit)	equity

December 31, 2002	1,150,000	$11,500	$10,635,200	$147,733	$(562,644)	$10,231,789

Net income	-	-	-	-	1,005,915	1,005,915

Stock split - 3 for 2	574,994	5,750	(5,750)	-	-	-

Comprehensive income, net of tax
Unrealized holding loss on securities
available for sale	-	-	-	(50,736)	-	(50,736)

Comprehensive income	-	-	-	-	-	955,179

December 31, 2003	1,724,994	$17,250	$10,629,450	$96,997	$443,271	$11,186,968

Net income	-	-	-	-	2,012,589	2,012,589

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(47,008)	-	(47,008)

Comprehensive income	-	-	-	-	-	1,965,581

Proceeds from sale of common stock, net	920,000	9,200	14,896,829	-	-	14,906,029

Proceeds from exercise of
warrants	3,000	30	19,980	-	-	20,010

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	2,514,152	2,514,152

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(200,591)	-	(200,591)

Comprehensive income	-	-	-	-	-	2,313,561

Proceeds from exercise of stock
options and warrants	11,725	117	80,481	-	-	80,598

December 31, 2005	2,659,719	$26,597	$25,626,740	$(150,602)	$4,970,012	$30,472,747

See notes to consolidated financial statements that are an integral part of these consolidated statements. 47

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003

Operating activities
Net income	$2,514,152	$2,012,589	$1,005,915
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	1,000,000	1,310,000	1,050,000
Depreciation and other amortization	260,009	163,738	162,618
Impairment of long lived assets	1,500,000	-	-
Write-down of real estate owned	-	2,725	253,699
Accretion and amortization of securities discounts and premium, net	127,724	94,394	94,773
Increase in deferred tax asset	(754,428)	(244,837)	(654,653)
Decrease (increase) in other assets, net	(566,771)	(1,162,682)	692,079
Increase in other liabilities, net	10,289,618	239,027	778,194

Net cash provided by operating activities	14,370,304	2,414,954	3,382,625

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(58,410,292)	(72,169,136)	(59,047,821)
Purchase of property and equipment	(5,322,896)	(1,353,474)	(200,935)
Purchase of investment securities:
Available for sale	(1,292,018)	(9,983,843)	-
Held to maturity	(10,258,021)	(5,585,719)	(10,158,438)
Other investments	(5,241,250)	(4,575,000)	(2,971,150)
Payments and maturity of investment securities:
Available for sale	1,777,884	1,340,037	10,103,883
Held to maturity	3,982,907	2,228,854	1,011,777
Other investments	3,629,700	3,007,300	1,580,000
Proceeds from sale of real estate acquired in settlement of loans	28,000	277,486	-

Net cash used for investing activities	(71,105,986)	(86,813,495)	(59,682,684)

Financing activities
Increase in deposits, net	49,283,899	35,900,547	35,400,325
Increase in federal funds purchased and repurchase agreements	1,580,001	3,803,000	189,999
Decrease in other borrowings	-	-	(2,500,000)
Proceeds from the issuance of junior subordinated debentures	7,217,000	-	6,186,000
Increase in Federal Home Loan Bank advances	18,840,000	28,160,000	19,500,000
Proceeds from the issuances of common stock, net	-	14,906,029	-
Proceeds from the exercise of stock options and warrants	80,598	20,010	-

Net cash provided by financing activities	77,001,498	82,789,586	58,776,324

Net increase (decrease) in cash and cash equivalents	20,265,816	(1,608,955)	2,476,265

Cash and cash equivalents at beginning of the period	5,338,336	6,947,291	4,471,026

Cash and cash equivalents at end of the period	$25,604,152	$5,338,336	$6,947,291

Supplemental information
Cash paid for
Interest	$8,694,242	$5,268,815	$3,651,740

Income taxes	$2,192,025	$2,148,425	$580,040

Schedule of non-cash transactions
Foreclosure of real estate	$-	$308,210	$-

Unrealized loss on securities, net of income taxes	$200,591	$47,008	$50,736

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        Greenville First Bancshares, Inc.  (the "Company") is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively (the "Trusts")).  The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

        On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,724,994 after adjustment of 3 for 2 stock split). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

        On June 26, 2003, the Trust offered and sold $6.0 million of floating rate securities.  The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The Company invested $186,000 in the Trust.

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

        On December 22, 2005, the Trust offered and sold $7.0 million of floating rate securities.  The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The Company invested $217,000 in the Trust.

        The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Greenville First Bank, N.A.  In consolidation, all significant intercompany transactions have been eliminated.  The accounting and reporting policies conform to accounting principles generally accepted in the United States of America.  In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") in Interpretation number 46, the operations of the Trusts have not been consolidated in these financial statements.

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

Risks and uncertainties

In the normal course of its business the Company encounters two significant types of risks: economic and regulatory.  There are three     main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets.  Credit risk is the risk of default within the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loss allowance and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.  The bank makes loans to individuals and businesses in and around "Upstate" South Carolina for various personal and commercial purposes.  The Bank has a diversified loan portfolio. Borrowers' ability to repay their loans is not dependent upon any specific economic sector.

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  The statement requires investments in equity and debt securities to be classified into three categories:

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

Other investments

The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  The stock is generally pledged against any borrowings from these institutions.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  Other investments also include a $403,000 investment in the Trusts.

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

 Allowance for loan losses

 The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio.  Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions.  Loans that are determined to be uncollectible are charged against the allowance.  Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

 Impaired loans

 The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".  This statement requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  Expected cash flows are required to be discounted at the loan's effective interest rate.  SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

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

Non-performing assets

 Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status.  Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is questionable.  Thereafter no interest is taken into income until such time as the borrower demonstrates the ability to pay both principal and interest.

Real estate acquired in settlement of loans

 Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value.  Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs.  Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell.  Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

Property held for sale

Property held for sale is included in property and equipment on the consolidated balance sheets and is stated at the lower of cost or market.

 Property and equipment

 Assets held for sale are stated at the lower of cost or market.  Property and equipment are stated at cost.  Major repairs are charged to operations, while major improvements are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

  Stock based compensation

The Company has a stock-based employee compensation plan that is further described in Note 18.  The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) on January 1, 2006 by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009..  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.  The 2003 amounts have been restated for the 3 for 2 stock split.

	For the years ended December 31,
	2005	2004	2003

Net income, as reported	$2,514,152	$2,012,589	$1,005,915
Deduct: Total stock-based employee
compensation expense determined under fair value
based method for all awards, net of related tax effects	(199,934)	(82,876)	(78,452)

Pro forma net income	$2,314,218	$1,929,713	$927,463

Earnings per common share:
Basic - as reported	$.95	$1.02	$.58
Basic - pro forma	$.87	$.98	$.54

Diluted - as reported	$.86	$.90	$.53
Diluted - pro forma	$.79	$.86	$.49

The fair market value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 6.76 % for 2005 and 10.00% for 2004 and 2003, risk-free interest rate of 4.02% for 2005 and 3.00% for 2004 and 2003, respectively, and expected lives of the options 10 years and the assumed dividend rate was zero.

 Statement of cash flows

 For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold."  Cash and cash equivalents have an original maturity of three months or less.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders' equity or net income.

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

 Earnings per common share

                     The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003.  Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The 2003 numbers of shares and the earnings per share have been adjusted for the 3 for 2 stock split.

	2005	2004	2003
Basic Earnings Per Share
Average common shares	2,656,730	1,972,087	1,724,994
Net income	$2,514,152	$2,012,589	$1,005,915
Earnings per share	$.95	$1.02	$.58

Diluted Earnings Per Share
Average common shares outstanding	2,656,730	1,972,087	1,724,994
Average dilutive common shares	273,638	267,615	156,135
Adjusted average common shares	2,930,368	2,239,702	1,881,129
Net income	$2,514,152	$2,012,589	$1,005,915
Earnings per share	$.86	$.90	$.53

 Recently issued accounting pronouncements

                    The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

                    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)").  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005.  SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods.  The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006.  The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on financial position or results of operations upon adoption.

                    In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123(R).  SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.  SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

                    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29."  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

                In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented.  SFAS No. 154 also requires that a correction of an error be reported as a

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

prior period adjustment by restating prior period financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                    In March 2005 the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143."  This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company adopted FIN No. 47 in 2005 and its adoption had no material effect on financial position or results of operations.

                    In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures.  The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

                    The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue.  In July 2005, the FASB issued FSP FAS 115-1 and FSP FAS 124-1-"The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments."  This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FSP FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

                    In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk."  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005.  The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features.  SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration."  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to:

                        a.        Borrowers subject to significant payment increases

                        b.         Loans with terms that permit negative amortization

                        c.         Loans with high loan-to-value ratios.

                      This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented.  The Company adopted this disclosure standard effective December 31, 2005.

                       During the last half of 2005, the FASB issued four FSP's related to the implementation of SFAS No. 123(R).  These FSP's related to (1) the classification and measurement of freestanding financial instruments originally issued in

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

exchange for employee services, (2) the application of grant date as defined in SFAS No. 123(R), (3) the transition election related to accounting for the tax effects of share-based payment awards, and (4) the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The issuance of these FSP's by the FASB is intended to clarify the interpretation of the guidance related to these specific issues when implementing SFAS No. 123(R).

                    Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

                    The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank.  At December 31, 2005 and 2004, the bank had $1.3 million and $1.0 million, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3 - FEDERAL FUNDS SOLD

                    The Bank's cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis.  At December 31, 2005 and 2004, federal funds sold amounted to $19.4 million and $1.4 million, respectively.  Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

 NOTE 4 - INVESTMENT SECURITIES

                    The amortized costs and fair value of investment securities available for sale and held to maturity are as follows:

	December 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Federal agencies	$1,005,294	$6,269	$-	$1,011,563
State and political subdivisions	1,292,007	-	-	1,292,007
Mortgage-backed securities	9,241,839	1,110	235,563	9,007,386

	$11,539,140	$7,379	$235,563	$11,310,956

Held to maturity
Mortgage-backed securities	$19,345,016	$-	$635,904	$18,709,112

	December 31, 2004
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Federal agencies	$1,013,803	$39,322	$-	$1,053,125
Mortgage-backed securities	11,070,132	36,417	-	11,106,549

	$12,083,935	$75,739	$-	$12,159,674

Held to maturity
Mortgage-backed securities	$13,138,697	$-	$50,084	$13,088,613

NOTE 4 - INVESTMENT SECURITIES, Continued

                    The amortized costs and fair values of investment securities available for sale at December 31, 2005 and 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Due within one year	$1,005,294	$1,011,563	$-	$-
Due after one through three years	-	-	1,013,803	1,053,125
Due after five through ten year	1,195,265	1,185,621	1,679,258	1,707,784
Due after ten years	9,338,581	9,113,772	9,390,874	9,398,765

	$11,539,140	$11,310,956	$12,083,935	$12,159,674

Held to maturity
Due after five through ten year	$576,195	$559,081	$758,454	$759,485
Due after ten years	18,768,821	18,150,031	12,380,243	12,329,128

	$19,345,016	$18,709,112	$13,138,697	$13,088,613

                   The table below summarizes gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Available for sale
Mortgage-backed	$8,846,732	$235,563	$-	$-	$8,846,732	$235,563

Held to maturity
Mortgage-backed	$8,831,207	$274,614	$9,877,905	$361,290	$18,709,112	$635,904

                    At December 31, 2005, the Company had nine mortgage-backed securities in an unrealized loss position.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

                    Other investments totaled approximately $5.5 million and $3.9 million at December 31, 2005 and 2004, respectively.  Other investments at December 31, 2005, consisted of Federal Reserve Bank stock with a cost of $863,700, Federal Home Loan Bank ("FHLB") stock with a cost of $4.2 million, and investments in the Trusts of $403,000.  At December 31, 2004, the company owned Federal Reserve Bank stock with a cost of $485,150, Federal Home Loan Bank stock with a cost of $3.2 million, and an investment in the Trust of $186,000.  All of the FHLB stock is used to collateralize advances with the FHLB.

                    No investment securities were sold in 2005, 2004 or 2003.  Accordingly, no gains or losses were recorded.  At December 31, 2005 and 2004, $16.4 million, and $17.0 million, respectively, of securities were pledged as collateral for repurchase agreements from brokers.

                    Management limits its credit risk by investing its portfolio principally in obligations of the United States, its agencies or its corporations and general obligation municipal securities.  Included in the investment portfolio at December 31, 2005, are mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation totaling $24.3 million and $4.1 million, respectively.

NOTE 5 - LOANS

                    The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.   The Company focuses its lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners.  The principal component of the loan portfolio is loans secured by real estate mortgages which account for 81.9% of total loans at December 31, 2005.  Commercial loans comprise 66.3% of total real estate loans and consumer loans account for 33.7%.  Commercial loans are further categorized into owner occupied which represents 21.3% of total loans and non-owner occupied of 28.6%.  Construction loans represent only 5.9% of the total loan portfolio.

                    In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2005, approximately $44.5 million, or 13.1% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which fifty-five loans totaling approximately $11.0 million had loan-to-value ratios of 100% or more.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

                    The composition of net loans by major loan categories is as follows:

	December 31,
	2005	2004
Real estate:
Commercial
Owner occupied	$72,222,318	$54,323,486
Non-owner occupied	96,950,130	76,284,002
Construction	14,660,536	12,211,605
	183,832,984	142,819,093
Consumer:
Residential	50,756,108	46,240,388
Home equity	37,253,869	35,084,921
Construction	5,408,551	5,937,489
	93,418,528	87,262,798
Total real estate loans	277,251,512	230,081,891

Commercial business	53,752,732	44,871,612
Consumer-other	8,211,323	6,034,980
Deferred origination fees, net	(685,194)	(641,354)

Gross loans	338,530,373	280,347,129
Less allowance for loan losses	(4,489,597)	(3,716,645)

Loans, net	$334,040,776	$276,630,484

                    At December 31, 2005 and 2004, there was $466,333 and $739,126, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2005 was approximately $23,000 and was approximately $9,200 in 2004.

                    At December 31, 2005, certain of the Bank's first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 9.

                    The composition of gross loans by rate type is as follows:

	December 31,
	2005	2004
Variable rate loans	$206,537,381	$186,486,910
Fixed rate loans	131,992,992	93,860,219
	$338,530,373	$280,347,129

NOTE 5 - LOANS, Continued

                    The allowance for loan losses is available to absorb future loan charge-offs.  The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off.  The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

                    Activity within the allowance for loan losses account follows:

	For the years ended December 31,
	2005	2004	2003
Balance, beginning of year	$3,716,645	$2,705,150	$1,824,149
Recoveries of loans previously charged-off against the allowance	63,206	36,423	3,647
Provision for loan losses	1,000,000	1,310,000	1,050,000
Loans charged-off against the allowance	(290,254)	(334,928)	(172,646)

Balance, end of year	$4,489,597	$3,716,645	$2,705,150

 NOTE 6 - PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2005	2004

Land	$1,099,459	$422,000
Buildings	3,634,323	-
Leasehold improvements	-	450,090
Furniture and equipment	1,316,290	1,030,264
Software	256,012	216,255
Construction in process	17,204	663,527
	6,323,288	2,782,136
Accumulated depreciation	(746,406)	(768,141)

Total property and equipment	$5,576,882	$2,013,995

                    The Company leased its main office building through the end of 2005 (see Note 13).  On December 30, 2005, the Company purchased the main office building for $3.1 million.  Immediately thereafter, the Company recorded a $1.5 million write-down on the valuation of the purchased building in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  The $1.5 million write-down is based on various assumptions related to the Company's ability to either sell or lease the building at various lease rates.  The actual results of the Company's ability to either sell or lease the building could significantly differ from the assumptions used in the impairment calculation.

                    The Company anticipates that it will continue to operate in this location until the third quarter of 2006, when it plans to relocate the Haywood Road branch facility and its corporate office. The Company plans to aggressively market either the leasing or the sale of the Haywood Road office building.  No assurance can be given that the Company will be able to lease or sell the current building.

                    At December 31, 2005, construction in process is related to costs incurred on property for a future branch office site.  At December 31, 2004, construction in process is related to building a branch office.

NOTE 6 - PROPERTY AND EQUIPMENT, Continued

                    Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $260,009, $163,738 and $162,618, respectively.  Depreciation is charged to operations over the estimated useful lives of the assets.  The estimated useful lives and methods of depreciation for the principal items follow:

	Life in	Depreciation/Amortization
Type of Asset	Years	Method

Software	3	Straight-line
Furniture and equipment	5 to 7	Straight-line
Leasehold improvements	5 to 15	Straight-line
Buildings	40	Straight-line

NOTE 7 - DEPOSITS

                       The following is a detail of the deposit accounts:

	December 31,
	2005	2004

Non-interest bearing	$21,712,665	$17,553,036
Interest bearing:
NOW accounts	29,466,156	31,433,208
Money market accounts	56,272,124	55,647,710
Savings	1,318,732	1,244,015
Time, less than $100,000	28,722,911	14,967,414
Time, $100,000 and over	116,655,453	84,018,759

Total deposits	$254,148,041	$204,864,142

                     At December 31, 2005 and 2004, the bank had approximately $81.4 million and $77.3 million of time deposits that were obtained outside of the bank's primary market.  Interest expense on time deposits greater than $100,000 was $3.7 million and $1.9 million in the years ended December 31, 2005 and 2004, respectively.

                    At December 31, 2005 the scheduled maturities of certificates of deposit are as follows:

2006	$91,159,537
2007	16,060,265
2008	20,570,467
2009	9,484,953
2010 and after	8,103,142

$145,378,364

 NOTE 8 -FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

                    At December 31, 2005 the bank had sold $14.7 million of securities under agreements to repurchase with brokers with a weighted rate of 4.32% that mature in less than 90 days.  These agreements were secured with approximately $15.5 million of investment securities.  The securities, under agreement to repurchase, averaged $16.7 million during 2005, with $18.9 million being the maximum amount outstanding at any month-end.  The average rate paid in 2005 was 3.35%.

                    At December 31, 2004 the bank had sold $13.1 million of securities under agreements to repurchase with brokers with a weighted rate of 2.25% that mature in less than 90 days.  These agreements were secured with approximately $13.2 million of investment securities.  The securities, under agreement to repurchase, averaged $13.6 million during 2004, with $14.6 million being the maximum amount outstanding at any month-end.  The average rate paid in 2004 was 1.43%.

NOTE 9 -FEDERAL HOME LOAN BANK ADVANCES

                At December 31, 2005 the bank had $79.5 million of advances from the FHLB.  These advances are secured with approximately $101.6 million of first mortgage loans and stock in the FHLB.  The Company also has an option whereby it may, on May 5, 2006, increase the size of a $10 million advance which matures on May 5, 2010, by an additional $10 million at the same rate and maturity date.  Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$7,000,000	4.45%	January 6, 2006	Daily
5,000,000	4.15%	October 15, 2007	January 15, 2006
10,000,000	3.88%	April 25, 2012	January 25, 2006
7,500,000	2.93%	February 10, 2015	February 10, 2006
7,500,000	4.48%	March 10, 2006	March 10, 2006
3,000,000	4.83%	August 24, 2011	August 24, 2006
10,000,000	2.84%	October 7, 2009	October 10, 2006
7,500,000	3.22%	February 10, 2015	February 12, 2007
7,000,000	4.21%	May 14, 2014	May 14, 2009
5,000,000	3.36%	January 30, 2013	January 30, 2008
10,000,000	4.58%	May 5, 2010	-
$79,500,000

                    December 31, 2004 the bank had $60.7 million of advances from the FHLB.  These advances are secured with approximately $91.5 million of first mortgage loans and stock in the FHLB.  Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$18,160,000	2.44%	October 1, 2005	Daily
5,000,000	2.07%	October 15, 2007	January 15, 2005
7,500,000	2.46%	March 10, 2006	March 10, 2005
5,000,000	1.78%	May 14, 2007	May 15, 2005
3,000,000	4.83%	August 24, 2011	August 24, 2006
10,000,000	2.84%	October 7, 2009	October 10, 2006
5,000,000	3.36%	January 30, 2013	January 30, 2008
7,000,000	4.21%	May 14, 2014	May 14, 2009
$60,660,000

NOTE 10 - NOTE PAYABLE

                    At December 31, 2005 and 2004, the Company had an unused revolving line of credit in the amount of $4.5 million, with another bank maturing on March 20, 2006.   The Company has utilized this line of credit in the past to provide proceeds to increase the capital investment in the Company's wholly-owned bank.  The line of credit bears interest at the 30 day LIBOR rate plus 2.00%, which at December 31, 2005 was 6.39%.  The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality.  As of December 31, 2005, the Company believes it was in compliance with all covenants.  The Company anticipates renewing this line of credit.

 NOTE 11 - JUNIOR SUBORDINATED DEBENTURES

               On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033.  The rate is adjusted quarterly and was 7.64% at December 31, 2005.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.  The debenture issuance cost, net of accumulated amortization, totaled $135,000 at December 31, 2005 and is included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs totaled $18,000 for the years ended December 31, 2005 and 2004, respectively, and are included in other borrowings interest expense.

NOTE 11 - JUNIOR SUBORDINATE DEBENTURES, Continued

                    On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035.  The rate is adjusted quarterly and was 5.98% at December 31, 2005.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

                    The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

 NOTE 12 - UNUSED LINES OF CREDIT

                    At December 31, 2005, the Bank had two unused lines of credit to purchase federal funds that totaled $18.1 million.  The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  The lender has reserved the right to withdraw the line at their option.  The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  The Bank has collateral that would support approximately $20.0 million in additional borrowings.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

                    The Company has entered into a three year employment agreement with its president and chief executive officer and a two year employment agreement with each of its three executive vice presidents.  These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and d) a severance payment equal to one year of compensation.  The total estimated aggregate commitment is approximately $600,000.

                    The Company has entered into an agreement with a data processor with a remaining term of four years to provide ATM services, item processing and general ledger processing.  Components of this contract include monthly charges of approximately $23,000.

                    The Bank may become party to litigation and claims in the normal course of business.  As of December 31, 2005, management believes there is no material litigation pending.

                    The Bank has signed a ten-year, five-month lease on a new site for its headquarters and main office that are to be relocated in 2006.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease in order to induce the Bank into the agreement.  In accordance with SFAS No. 13, "Accounting for Leases," the discounted rent will be amortized over the initial lease term.  Beginning in mid-2006, the monthly rent expense will be approximately $41,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

                    The Bank also has a land lease on property used for a branch office.  Beginning in May of 2005, the monthly rent was $4,804. The lease provides for annual lease rate escalations based on cost of living adjustments.

                     Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2006	$363,732
2007	896,088
2008	939,808
2009	930,876
2010	598,079
Thereafter*	4,383,199

$8,111,782

                    *Amount is estimated based on an increase of 2.49 percent per year.  Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.

NOTE 14 - INCOME TAXES

                        The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

	For the years ended December 31,
	2005	2004	2003

Current income taxes:
Federal	$2,356,411	$1,383,364	$918,080
State	199,000	106,000	53,548
Total current tax expense	2,555,411	1,489,364	971,628
Deferred income tax benefit and change in
valuation allowance	(1,014,480)	(255,642)	(355,094)
Income tax expense	$1,540,931	$1,233,722	$616,534

                    The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
	2005	2004	2003

Tax expense at statutory rate	$1,378,728	$1,103,746	$551,633
Effect of state income taxes	131,340	69,960	35,342
Change in valuation allowance	-	-	(16,123)
Other	30,863	60,016	45,682

Income tax expense	$1,540,931	$1,233,722	$616,534

                       The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,383,285	$1,104,641
Net deferred loan fees	232,966	218,060
Real estate impairment charge	510,000	-
Property and equipment	8,133	-
Unrealized loss on securities available for sale	77,583	-
Other	24,653	13,858
	2,236,620	1,336,559
Valuation allowance	(63,877)	(63,877)
	2,172,743	1,272,682
Deferred tax liabilities:
Unrealized gain on securities available for sale	$-	$25,751
Premise and equipment	-	103,939
Other	38,031	126,093
	38,031	255,783
Net deferred tax asset	$2,134,712	$1,016,899

                    The net of current taxes payable and net deferred tax assets is included in other assets.

NOTE 15- RELATED PARTY TRANSACTIONS

                    Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

                    A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
	2005	2004

Balance, beginning of year	$7,513,256	$4,983,535

New loans	17,488,496	12,035,257
Less loan payments	(11,141,916)	(9,505,536)

Balance, end of year	$13,859,836	$7,513,256

                 Deposits by officers and directors and their related interests at December 31, 2005 and 2004, were   $959,939 and $894,149, respectively.

                    The Bank purchased signage for its two new branch offices during 2005 from the same vendor used in the past for such signage.  During 2005, one of the Bank's directors became chairman of the board for the respective company.  The Bank paid $16,568 to the company for the year ended December 31, 2005.  The Bank is of the opinion that the cost of signage represents market costs that could have been obtained in similar "arms length" transactions.

One of the Bank's executive officers is a shareholder of a company which owns a local newspaper.  During the year ended December 31, 2005, the Bank paid $29,376 to the company for advertising expenses.  The Bank is of the opinion that the advertising costs represent market costs that could have been obtained in similar "arms length" transactions.

In 1999, the Bank entered into a 20 year lease on the Haywood Road office building.  Monthly payments on the lease were $33,343 in 2005.  On December 30, 2005, the Company exercised its option to purchase the building for $3.1 million from Halton Properties LLC, a company owned by director Mark Cothran who is a real estate developer.  The $3.1 million purchase price was based on an agreed upon formula that was included in the original lease agreement.  See Note 6 for further discussion.

                    On September 20, 2005, the Bank entered into a ten year lease with various renewal options.  The Company plans to move the corporate office and branch operation, to the new leased space in the third quarter of 2006.  Mr. Cothran, a director of the bank and real estate developer by occupation, assisted the bank in the negotiation of the lease.  The lessor paid Mr. Cothran a leasing agency fee of $164,414, of which $ 82,207 was paid in 2005.  The remainder of the agency fee will be paid to Mr. Cothran at the time the Bank occupies the building.

                    The Bank also has a land lease with Mr. Cothran on the property for a branch office, with monthly payments of $4,804.  In addition, the Bank had various consulting agreements with a director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites.  During 2005, the Bank paid the director $40,000 under these agreements.

                    The Bank is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar "arms length" transactions.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK, Continued

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

                     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2005, unfunded commitments to extend credit were approximately $70.8 million, of which $27.6 million is at fixed rates and $43.2 million is at variable rates.  The Company evaluates each customer's credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                    At December 31, 2005, there was a $3.8 million commitment under letters of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.  The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing.  The total fair value of such instruments is not material.

NOTE 17 - EMPLOYEE BENEFIT PLAN

                    On January 1, 2000, the Company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees.  The Company contributes to the Plan annually upon approval by the Board of Directors.  Contributions made to the Plan in 2005, 2004 and 2003 amounted to approximately $75,000, $57,000 and $53,000, respectively.

NOTE 18 - STOCK OPTIONS AND WARRANTS

                    On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees.  The Board may grant up to 258,750 options (adjusted for 3 for 2 stock split) at an option price per share not less than the fair market value on the date of grant. On December 20, 2005, the Company's Board of Directors approved accelerating all unvested options granted to officers and employees effective December 28, 2005.  The options expire 10 years from the grant date.

                      A summary of the status of the plan and changes for the years ended December 31, are presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	252,250	$8.60	227,250	$7.55	186,750	$6.75
Granted	2,500	21.21	25,000	18.18	40,500	11.23
Exercised	10,725	6.90	-	-	-	-
Forfeited or expired	-	-	-	-	-	-

Outstanding at end of year	244,025	$8.81	252,250	$8.60	227,250	$7.55

Options exercisable at year-end	244,025		165,188		133,000

Shares available for grant	4,000		6,500		31,500

                        Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 194,175 shares (adjusted for 3 for 2 stock split) of common stock at $6.67 per share.  These warrants vested over a three-year period, are currently exercisable, and expire on October 27, 2009.  There were 193,175 warrants outstanding at December 31, 2005 and 194,175 warrants outstanding at December 31, 2004 and 2003.

NOTE 19 - COMMON STOCK AND EARNINGS PER SHARE

                    SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net earnings per common share.  The assumed conversion of stock options and warrants can create a difference between basic and diluted net earnings per common share. The weighted average number of common shares outstanding for basic earnings in 2005 was 2,656,730, and the weighted average number of common shares assumed outstanding in 2005 for diluted earnings per common share was 2,930,368. The weighted average number of common shares outstanding for basic earnings in 2004 was 1,972,087, and the weighted average number of common shares assumed outstanding in 2004 for diluted earnings per common share was 2,239,702.

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

NOTE 21 - REGULATORY MATTERS

                    The Company and the Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                    Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2005, that the Company and Bank meet all capital adequacy requirements to which it is subject.

NOTE 21 - REGULATORY MATTERS, Continued

                    As of December 31, 2005, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events, since that notification that management believes have changed the Bank's category.  The Company's and Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2005
The Company
Total Capital (to risk weighted assets)	$47,610	14.9%	$25,651	8.0%	$32,064	10.0%
Tier 1 Capital (to risk weighted assets)	43,623	13.6	12,826	4.0	19,239	6.0
Tier 1 Capital (to average assets)	43,623	11.6	15,093	4.0	18,866	5.0

The Bank
Total Capital (to risk weighted assets)	$43,552	13.7%	$25,478	8.0%	$31,848	10.0%
Tier 1 Capital (to risk weighted assets)	39,565	12.4	12,739	4.0	19,109	6.0
Tier 1 Capital (to average assets)	39,565	10.5	15,093	4.0	18,866	5.0

As of December 31, 2004
The Company
Total Capital (to risk weighted assets)	$37,218	14.6%	$20,365	8.0%	$25,456	10.0%
Tier 1 Capital (to risk weighted assets)	34,029	13.4	10,182	4.0	15,273	6.0
Tier 1 Capital (to average assets)	34,029	11.0	12,381	4.0	15,476	5.0

The Bank
Total Capital (to risk weighted assets)	$34,832	13.7%	$20,365	8.0%	$25,456	10.0%
Tier 1 Capital (to risk weighted assets)	31,643	12.4	10,182	4.0	15,273	6.0
Tier 1 Capital (to average assets)	31,643	10.2	12,381	4.0	15,476	5.0

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                     Following is a summary of operations by quarter:

2005	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$4,582,162	$5,228,296	$5,669,311	$6,189,776
Interest expense	1,901,572	2,306,957	2,564,442	2,811,892

Net interest income	2,680,590	2,921,339	3,104,869	3,377,884
Provision for loan losses	345,000	265,000	225,000	165,000
Noninterest income	213,375	217,494	201,851	193,061
Noninterest expenses	1,484,211	1,548,577	1,586,042	3,236,550
Income before provision for
income taxes	1,064,754	1,325,256	1,495,678	169,395
Income tax expense	404,606	503,598	568,357	64,370

Net income	$660,148	$821,658	$927,321	$105,025

Earnings per share
Basic	$.25	$.31	$.35	$.04
Diluted	$.23	$.28	$.32	$.04

Weighted average common shares
Basic	2,647,994	2,659,475	2,659,725	2,659,719
Diluted	2,918,272	2,937,315	2,931,363	2,945,497

2004	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$2,967,320	$3,175,615	$3,635,254	$4,186,511
Interest expense	1,034,335	1,215,170	1,444,123	1,622,929

Net interest income	1,932,985	1,960,445	2,191,131	2,563,582
Provision for loan losses	350,000	300,000	375,000	285,000
Noninterest income	162,323	200,577	184,421	214,142
Noninterest expenses	1,119,582	1,193,514	1,182,770	1,357,429
Income before provision for
income taxes	625,726	667,508	817,782	1,135,295
Income tax expense	237,776	253,657	310,876	431,413

Net income	$387,950	$413,851	$506,906	$703,882

Earnings per share
Basic	$.22	$.24	$.28	$.27
Diluted	$.19	$.21	$.25	$.24

Weighted average common shares
Basic	1,725,494	1,725,494	1,788,864	2,648,494
Diluted	2,007,634	1,988,584	2,044,963	2,915,606

NOTE 23 -FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                    The estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$6,223,397	$6,223,397	$3,943,877	$3,943,877
Federal funds sold	19,380,755	19,380,755	1,394,459	1,394,459
Investment securities available for sale	11,310,956	11,310,956	12,159,674	12,159,674
Investment securities held to maturity	19,345,016	18,709,112	13,138,697	13,088,613
Other investments	5,475,400	5,475,400	3,863,850	3,863,850
Loans, net	334,040,776	330,057,600	276,630,484	278,400,000

Financial Liabilities:
Deposits	254,148,041	246,595,200	204,864,142	205,000,000
Official checks outstanding	7,786,468	7,786,468	1,384,480	1,384,480
Federal funds purchased and repurchase agreements	14,680,000	14,680,000	13,099,999	13,099,999
Federal Home Loan Bank advances	79,500,000	78,463,500	60,660,000	60,916,000
Junior subordinate debentures	13,403,000	13,403,000	6,186,000	6,186,000

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION

                    Following is condensed financial information of Greenville First Bancshares, Inc. (parent company only):

Condensed Balance Sheets
	December 31,
	2005	2004
Assets
Cash and cash equivalents	$4,938,484	$2,249,411
Investment in subsidiaries	39,816,507	31,878,987
Property and equipment	2,030,384	-
Other assets	135,000	153,000

Total assets	$46,920,375	$34,281,398

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$3,044,628	$16,810
Junior subordinate debentures	13,403,000	6,186,000
Shareholders' equity	30,472,747	28,078,588

Total liabilities and shareholders' equity	$46,920,375	$34,281,398

Condensed Statements of Income

	For the years ended December 31,
	2005	2004	2003
Revenues

Interest income	$17,393	$5,150	$1,196

Expenses

Interest expense	419,362	338,801	183,666
Depreciation	4,988	-	-
Impairment of long lived assets	1,500,000	-	-

Loss before equity in undistributed net income of subsidiaries	(1,906,957)	(333,651)	(182,470)

Equity in undistributed net income of subsidiaries	4,421,109	2,346,240	1,188,385

Net income	$2,514,152	$2,012,589	$1,005,915

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	For the years ended December 31,
	2005	2004	2003
Operating activities
Net income	$2,514,152	$2,012,589	$1,005,915
Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Equity in undistributed net income of subsidiaries	(4,421,109)	(2,346,240)	(1,188,385)
Depreciation	4,988	-	-
Impairment of long lived assets	1,500,000	-	-
Decrease in other assets	18,000	18,000	(171,000)
Increase in accounts payable and accrued expenses	3,027,818	2,091	13,350

Net cash provided by (used for) operating activities	2,643,849	(313,560)	(340,120)

Investing activities
Purchase of property and equipment	(3,535,374)	-	-
Investment in subsidiaries	(3,717,000)	(12,500,000)	(3,386,000)
Net cash used for investing activities	(7,252,374)	(12,500,000)	(3,386,000)

Financing activities
Proceeds from note payable	-	3,000,000	500,000
Repayment of note payable	-	(3,000,000)	(3,000,000)
Proceeds from junior subordinate debentures	7,217,000	-	6,186,000
Proceeds from sale of common stock, net	-	14,906,029	-
Proceeds from the exercise of stock options and warrants	80,598	20,010	-

Net cash provided by financing activities	7,297,598	14,926,039	3,686,000

Net increase (decrease) in cash and cash equivalents	2,689,073	2,112,479	(40,120)

Cash and cash equivalents, beginning of year	2,249,411	136,932	177,052

Cash and cash equivalents, end of year	$4,938,484	$2,249,411	$136,932

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenville First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

                    We have audited the accompanying consolidated balance sheets of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

February 17, 2006

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.   There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

                There was no information required to be disclosed by the company in a report on Form 8-K during the fourth quarter of 2005 that was not so disclosed.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 11.  Executive Compensation.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report.   The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

                    In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006 and is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules

       (a)(1)  Financial Statements

                    The following consolidated financial statements are located in Item 8 of this report.

                    Report of Independent Registered Public Accounting Firm

                    Consolidated Balance Sheets as of December 31, 2005 and 2004

                    Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

                    Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

                    Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

                    Notes to the Consolidated Financial Statements

         (2)      Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

        (3)       Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

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

                     333-83851).

    4.2.           Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File

                     No. 333-83851).

    10.1.         Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to

                     Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).*

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

                    (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-83851).

    10.4         Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File

                    No. 333-83851).*

    10.5         2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to

                    Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*

    10.6        Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A., Greenville First Bancshares, Inc., and James M.

                   Austin, III (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 2004).*

    10.7        Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and Frederick Gilmer, III (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the period ended June 30, 2004).*

    10.8         Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and J. Edward Terrell (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the period ended June 30, 2004).*

    10.9        Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated January 12, 2004

                   (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the period ended June 30, 2004).

    10.10       Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated June 14, 2004

                    (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the period ended June 30, 2004).

    10.11       Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004

                    (incorporated by reference to Exhibit 10.6 to the Company's Form 10-QSB for the period ended June 30, 2004).

    10.12       Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to

                    Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2005).

    10.13      First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2005).

    21           Subsidiaries.

    24           Power of Attorney (contained herein as part of the signature pages).

    31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

    31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

    32           Section 1350 Certifications.

*      Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                GREENVILLE FIRST BANCSHARES, INC.

Date:   March 21, 2006                                         By:          /s/ R. Arthur Seaver, Jr.

                                                                                                President and Chief Executive Officer

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Arthur Seaver, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Austin	Chief Financial Officer,	March 21, 2006
James M. Austin, III	Principal Financial and
Accounting Officer

/s/ Andrew B. Cajka, Jr.	Director	March 21, 2006
Andrew B. Cajka, Jr.

/s/ Mark A. Cothran	Director	March 21, 2006
Mark A. Cothran

	Director	March 21, 2006
Leighton M. Cubbage

/s/ David G. Ellison	Director	March 21, 2006
David G. Ellison

/s/ Anne S. Ellefson	Director	March 21, 2006
Anne S. Ellefson

/s/Tecumseh Hooper, Jr.	Director	March 21, 2006
Tecumseh Hooper, Jr.

	Director	March 21, 2006
Rudolph G. Johnstone, III, M.D.

/s/ James B. Orders	Director, Chairman	March 21, 2006
James B. Orders, III

	Director	March 21, 2006
William B. Sturgis

/s/ R. Arthur Seaver	Director, Chief Executive	March 21, 2006
R. Arthur Seaver, Jr.	Officer and President
(principal executive officer)

/s/ Fred Gilmer, Jr.	Director, Senior Vice-	March 21, 2006
Fred Gilmer, Jr.	President

EXHIBIT INDEX

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

4.2.          Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-83851).

10.1.       Employment Agreement dated July 27, 1999 between Greenville First Bancshares and Art Seaver (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-83851).*

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

10.4         Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-83851).*

10.5         2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*

10.6         Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A., Greenville First Bancshares, Inc., and James M. Austin, III (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 2004).*

10.7        Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and Frederick Gilmer, III (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the period ended June 30, 2004).*

10.8        Employment Agreement dated April 1, 2004 between Greenville First Bank, N.A. and J. Edward Terrell (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the period ended June 30, 2004).*

10.9        Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated January 12, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.10      Consulting Services Agreement between Greenville First Bank, N.A. and Cothran Properties, LLC dated June 14, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.11       Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-QSB for the period ended June 30, 2004).

10.12       Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2005).

10.13       First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2005).

21            Subsidiaries.

24            Power of Attorney (contained herein as part of the signature pages).

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.

