Form 10-Q
period 2006-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2006-05-15
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,663,719 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2006.

GREENVILLE FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,548,030	$6,223,397
Federal funds sold	2,784,642	19,380,755
Investment securities available for sale	12,879,929	11,310,956
Investment securities held to maturity-
(fair value $18,191,500 and $18,709,112)	18,823,977	19,345,016
Other investments, at cost	5,732,600	5,475,400
Loans, net	359,876,851	334,040,776
Property and equipment, net	5,616,404	5,576,882
Accrued interest receivable	1,820,811	1,694,648
Other real estate owned	1,837,849	-
Other assets	2,860,422	2,264,713

Total assets	$417,781,515	$405,312,543

Liabilities
Deposits	$275,806,843	$254,148,041
Official checks outstanding	2,086,886	7,786,468
Federal funds purchased and repurchase agreements	14,232,000	14,680,000
Federal Home Loan Bank advances	79,000,000	79,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	1,523,915	1,510,635
Accounts payable and accrued expenses	418,975	3,811,652

Total liabilities	386,471,619	374,839,796

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares, issued and outstanding 2,663,719 and
2,659,719 at March 31, 2006 and December 31, 2005, respectively	26,637	26,597
Additional paid-in capital	25,653,380	25,626,740
Accumulated other comprehensive loss	(182,037)	(150,602)
Retained earnings	5,811,916	4,970,012

Total shareholders' equity	31,309,896	30,472,747

Total liabilities and shareholders' equity	$417,781,515	$405,312,543

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31,
	2006	2005
	(Unaudited)
Interest income
Loans	$6,146,049	$4,171,261
Investment securities	431,690	405,090
Federal funds sold	48,391	5,811

Total interest income	6,626,130	4,582,162
Interest expense
Deposits	2,112,958	1,154,686
Borrowings	1,153,369	746,886
Total interest expense	3,266,327	1,901,572

Net interest income	3,359,803	2,680,590
Provision for loan losses	400,000	345,000

Net interest income after provision for loan losses	2,959,803	2,335,590

Noninterest income
Loan fee income	30,801	46,624
Service fees on deposit accounts	62,071	73,537
Other income	62,703	93,214

Total noninterest income	155,575	213,375

Noninterest expenses
Compensation and benefits	1,033,741	794,793
Professional fees	90,437	78,243
Marketing	138,569	90,279
Insurance	43,034	36,823
Occupancy	174,777	165,725
Data processing and related costs	197,870	215,208
Telephone	15,882	10,952
Other	95,234	92,188

Total noninterest expenses	1,789,544	1,484,211

Income before income taxes expense	1,325,834	1,064,754

Income tax expense	483,930	404,606

Net income	$841,904	$660,148

Earnings per common share
Basic	$.32	$.25
Diluted	$.29	$.23

Weighted average common shares outstanding
Basic	2,661,136	2,647,994
Diluted	2,950,761	2,918,272

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006  AND 2005
(Unaudited)

				Accumulated		Total
			Additional	other		share-
	Common stock		paid-in	comprehensive	Retained	holders'
	Shares	Amount	capital	income (loss)	earnings	equity

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	660,148	660,148

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(113,776)	-	(113,776)

Comprehensive income	-	-	-	-	-	546,372

Proceeds from exercise of stock
options and warrants	4,875	49	34,860	-	-	34,909

March 31, 2005	2,652,869	$26,529	$25,581,119	$(63,787)	$3,116,008	$28,659,869

December 31, 2005	2,659,719	$26,597	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	841,904	841,904

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(31,435)	-	(31,435)

Comprehensive income	-	-	-	-	-	810,469

Proceeds from exercise of stock
options and warrants	4,000	40	26,640	-	-	26,680

March 31, 2006	2,663,719	$26,637	$25,653,380	$(182,037)	$5,811,916	$31,309,896

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2006	2005
	(Unaudited)
Operating activities
Net income	$841,904	$660,148
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	400,000	345,000
Depreciation and other amortization	87,447	47,923
Accretion and amortization of securities discounts and premium, net	24,412	30,268
(Increase) decrease in deferred tax asset	(510,288)	86,970
Increase in other assets, net	(211,584)	(221,119)
Decrease in other liabilities, net	(9,062,785)	(381,968)

Net cash provided by (used for) operating activities	(8,430,894)	567,222

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(28,073,924)	(15,348,815)
Purchase of property and equipment	(126,969)	(526,427)
Purchase of investment securities:
Available for sale	(1,995,000)	-
Held to maturity	-	(10,258,021)
Other investments	(1,472,200)	(1,540,700)
Payments and maturity of investment securities:
Available for sale	365,501	451,036
Held to maturity	509,524	750,627
Other investments	1,215,000	405,000
Proceeds from sale of real estate acquired in settlement of loans	-	28,000

Net cash used for investing activities	(29,578,068)	(26,039,300)

Financing activities
Increase in deposits, net	21,658,802	14,083,420
Increase (decrease) in short-term borrowings	(448,000)	5,472,180
Proceeds from the exercise of stock options	26,680	34,909
Increase (decrease) in Federal Home Loan Bank advances	(500,000)	6,370,000

Net cash provided by financing activities	20,737,482	25,960,509

Net increase (decrease) in cash and cash equivalents	(17,271,480)	488,431

Cash and cash equivalents at beginning of the period	25,604,152	5,338,336

Cash and cash equivalents at end of the period	$8,332,672	$5,826,767

Supplemental information
Cash paid for
Interest	$3,253,046	$1,661,080

Income taxes	$978,000	$259,000

Schedule of non-cash transactions
Foreclosure of real estate	$1,837,849	$-

Unrealized loss on securities, net of income taxes	$(31,435)	$(113,776)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation
Business activity

             Greenville First Bancshares, Inc. is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. and all of the stock of Greenville First Statutory Trust I and Trust II (collectively the "Trusts").  The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The Trusts are special purpose subsidiaries for the sole purpose of issuing trust preferred securities.

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2005 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  As discussed in Note 2, the financial statements related to the special purpose subsidiary, Greenville First Statutory Trust I and Trust II, have not been consolidated in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46.

Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Note Payable

The company has an unused $4.5 million revolving line of credit with another bank that matures on March 20, 2007.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at March 31, 2006 was 7.00%.  The company has pledged the stock of the bank as collateral for this line of credit.  The line of credit agreement contains various covenants related to net income and asset quality.  As of March 31, 2006, the company believes it is in compliance with all covenants.

Note 3 - Earnings per Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the "treasury stock" method.

	Three months ended March 31,
	2006	2005

Basic Earnings Per Share
Average common shares	2,661,136	2,647,994
Net income	$841,904	$660,148
Earnings per share	$0.32	$0.25

Diluted Earnings Per Share
Average common shares	2,661,136	2,647,994
Average dilutive common shares	289,625	270,278
Adjusted average common shares	2,950,761	2,918,272
Net income	$841,904	$660,148
Earnings per share	$0.29	$0.23

Note 4 - Stock Based Compensation

The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of (R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan.  The company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25").  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the company's stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized. On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

                In adopting SFAS No. 123, the company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  All stock options were fully vested at March 31, 2006.

	Three Months Ended March 31,
	2006	2005
Net income as reported	$841,904	$660,148
Add: Stock-based employee compensation expense included in reported net
income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	-	(17,992)

Pro forma net income including stock-based compensation cost based on fair-
value method	$841,904	$642,156

Earnings per share:
Basic-as reported	$0.32	$0.25
Basic-pro forma	$0.32	$0.24

Diluted-as reported	$0.29	$0.23
Diluted-pro forma	$0.29	$0.22

               The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 6.76% for 2006 and 2005, risk-free interest rate of 4.02% for 2006 and 2005, expected lives of the options 10 years, and the assumed dividend rate was zero.  No options were granted during the three months ended March 31, 2006.

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first three months of 2006.  To support this growth, we conducted an underwritten public offering of our common stock in September and October 2004.  On September 24, 2004 and October 15, 2004, we sold 800,000 and 120,000 shares, respectively, of common stock.  The net proceeds from this offering were approximately $15.0 million.

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

Critical Accounting Policies

             We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-K.

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

Effect of Economic Trends

Beginning in July of 2004 and through the first three months of 2006, our short-term or variable rate interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 15 times for a total of 375 basis points.  Two of these rate increases occurred during the first quarter of 2006 for a total of 50 basis points.  Many economists believe that the Federal Reserve will continue to increase rates during 2006.  The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

 Summary

                Our net income was $841,904 and $660,148 for the three months ended March 31, 2006 and 2005, respectively, an increase of $181,756, or 27.5%.  The $181,756 increase in net income resulted primarily from an increase of $679,213 in net interest income which was partially offset by an increase of $55,000 in the provision for loan losses, a decrease of $57,800 in noninterest income, $305,333 of additional noninterest expense and a $79,324 increase in income tax expense.  Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses.  Our efficiency ratio was 50.9% and 51.3% for the three months ended March 31, 2006 and 2005, respectively.

Net Interest Income

             Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended March 31, 2006, our average loan portfolio increased $63.8 million compared to the average for the three months ended March 31, 2005.  The growth in the first three months of 2006 was $25.9 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At March 31, 2006, net loans represented 86.1% of total assets, while investments and federal funds sold represented 9.6% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last three years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.  At March 31, 2006, retail deposits represented $206.4 million, or 49.4% of total assets, borrowings represented $106.6 million, or 25.5% of total assets, and wholesale out-of-market deposits represented $69.4 million, or 16.6% of total assets.

In anticipation of rising interest rates, we opened one retail deposit office in March of 2005 and a second in November of 2005.  We plan to focus our efforts in these two locations to obtain low cost transaction accounts that are less affected by rising rates.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives.  We also anticipate the deposit promotions and the opening of the two new offices will continue to have a negative impact on earnings in the year 2006.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at March 31, 2006, 56.7% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated increases in market interest rates.

At March 31, 2006, 76.7% of interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future increases in short-term rates.  At March 31, 2006, we had $12.9 million more assets than liabilities that reprice within the next three months.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of March 31, 2006, the company's regulatory capital levels were over $14.4 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the three months ended March 31, 2006, exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $46.5 million, and $41.4 million for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve's actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread increased slightly since more of our rate sensitive assets repriced sooner than our rate sensitive liabilities during the 12 month period ending March 31, 2006.  We have chosen to limit our exposure to changes in short-term rates by increasing the amount of fixed rate loans in our loan portfolio and targeting to have a significant portion of our liabilities to reprice within a twelve month period.

Our net interest spread for the three months ended March 31, 2006 was 3.03%.  Because we had more interest-earning assets than interest-bearing liabilities that repriced, our net interest spread increased 3 basis points in the three months ended March 31, 2006, compared to the same period in 2005.

For the three months ended March 31, 2006, our net interest margin was 3.48%.  The change in our net interest margin was 11 basis points higher than the change in net interest spread for the three month period ended March 31, 2006 when compared to the same period in 2005.  The additional 11 basis points resulted primarily because our interest-earning assets exceeded interest-bearing liabilities by $46.5 million for the three month period ended March 31, 2006, compared to $41.4 million for the same period in 2005.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2006 and 2005.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month periods ended March 31, 2006 and 2005, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended March 31,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Fed funds sold	$3,888	$48	5,01%	$994	$6	2.45%
Investment securities	35,781	432	4.90%	36,740	405	4.47%
Loans	351,727	6,146	7.09%	287,928	4,171	5.87%
Total earning-assets	391,396	6,626	6.87%	325,662	4,582	5.71%
Non-earning assets	10,745			5,331
Total assets	402,141			330,993
Interest-bearing liabilities
NOW accounts	32,983	147	1.81%	29,750	101	1.38%
Savings & money market	60,071	428	2.89%	49,666	196	1.60%
Time deposits	147,761	1,538	4.22%	107,991	858	3.22%
Total interest-bearing deposits	240,815	2,113	3.56%	187,407	1,155	2.50%
FHLB advances	75,594	753	4.04%	72,170	537	3.02%
Other borrowings	28,465	400	5.70%	24,721	210	3.45%
Total interest-bearing liabilities	344,874	3,266	3.84%	284,298	1,902	2.71%
Non-interest bearing liabilities	26,007			18,434
Shareholders' equity	31,260			28,261
Total liabilities and shareholders' equity	$402,141			$330,993
Net interest spread			3.03%			3.00%
Net interest income / margin		$3,360	3.48%		$2,680	3.34%

(1) Annualized for the three month period.

Our net interest spread was 3.03% for the three months ended March 31, 2006, compared to 3.00% for the three months ended March 31, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended March 31, 2006 was 3.48%, compared to 3.34% for the three months ended March 31, 2006.  During the three months ended March 31, 2006, interest-earning assets averaged $391.4 million, compared to $325.7 million in the three months ended March 31, 2005.  Interest earning assets exceeded interest bearing liabilities by $46.5 million and $41.4 million for the three month periods ended March 31, 2006 and 2005, respectively.

Our loan yield increased 122 basis points for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of approximately 57% of the loan portfolio having variable rates, combined with the increase in prime rates over the twelve months ended March 31, 2006.  Offsetting the increase in our loan yield is a 106 basis point increase in the cost of our interest-bearing deposits for the first quarter of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the prime rate in the past twenty-one months.  In addition, the cost of our savings and money market accounts has increased by 129 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.  The 102 basis point increase in FHLB advances and the 225 basis point increase in other borrowed funds in the first quarter of 2006 compared to the same period in 2005 resulted primarily from the impact of the 200 basis point increase in short-term market rates over the past twelve months.  As of March 31, 2006, approximately 46% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $3.4 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.  The significant increase in the first quarter of 2006 related to higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $65.7 million higher during the three months ended March 31, 2006 compared to the same period in 2005.

The $679,213 increase in net interest income for the three months ended March 31, 2006 compared to the same period in 2005 resulted primarily from a $534,000 increase in net interest income related to the impact of higher average earning assets and interest-bearing liabilities in the three months ended March 31, 2006 compared to the same period in 2005.  The remaining increase is largely a result of the impact of higher interest rates on both interest-earning assets and interest-bearing liabilities.

Interest income for the three months ended March 31, 2006 was $6.6 million, consisting of $6.1 million on loans, $431,690 on investments, and $48,391 on federal funds sold.  Interest income for the three months ended March 31, 2005 was $4.6 million, consisting of $4.2 million on loans, $405,090 on investments, and $5,811on federal funds sold.  Interest on loans for the three months ended March 31, 2006 and 2005 represented 92.8% and 91.0%, respectively, of total interest income, while income from investments and federal funds sold represented only 7.2% and 9.0% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 89.9% and 88.4% of average interest-earning assets for the three months ended March 31, 2006 and 2005, respectively.  Included in interest income on loans for the three months ended March 31, 2006 and 2005 was $140,197 and $118,797, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended March 31, 2006 was $3.3 million, consisting of $2.1 million related to deposits and $1.2 million related to borrowings.  Interest expense for the three months ended March 31, 2005 was $1.9 million, consisting of $1.2 million related to deposits and $746,886 related to borrowings.  Interest expense on deposits for the three months ended March 31, 2006 and 2005 represented 64.7% and 60.7%, respectively, of total interest expense, while interest expense on borrowings represented 35.3% and 39.3%, respectively, of total interest expense for the same three month periods.  During the three months ended March 31, 2006, average interest-bearing deposits increased by $53.4 million over the same period in 2005, while FHLB and other borrowing during the three months ended March 31, 2006 increased $7.2 million over the same period in 2005.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2006 vs. 2005				March 31, 2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$920	$857	$198	$1,975	$877	$419	$137	$1,433
Investment securities	(11)	39	(1)	27	178	2	1	181
Federal funds sold	17	6	19	42	(3)	8	(4)	1
Total interest income	926	902	216	2,044	1,052	429	134	1,615

Interest expense
Deposits	335	479	144	958	150	228	49	427
FHLB advances	25	183	9	217	126	130	84	340
Other borrowings	32	137	21	190	26	60	15	101
Total interest expense	392	799	174	1,365	302	418	148	868

Net interest income	$534	$103	$42	$679	$750	$11	$(14)	$747

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

For the three months ended March 31, 2006 and 2005, there was a noncash expense related to the provision for loan losses of $400,000 and $345,000, respectively.  The additional provision which was partially offset by net loans charged-off added to our allowance for loan losses in the three months ended March 31, 2006and 2005.  The net increase in the allowance for loan losses was $25,616 and $356,793 for the three months ended March 31, 2006 and 2005, respectively.  The allowance for loan losses increased less than the provision for loan losses in the three months ended March 31, 2006 because we reported net charge-offs of $374,384 in the three month period. The $374,384 net charge-offs during the first quarter of 2006 represented 0.11% of the average outstanding loan portfolio for the three months ended March 31, 2006. The allowance for loan losses at March 31, 2005 increased more than the amount of the provision for loan losses as a result of a $11,793 recovery combined with no charge-offs in the three month period.  The $25,616 and the $356,793 increases in the allowance for the three months ended March 31, 2006 and 2005, respectively, related to our decision to increase the allowance in response to the $25.9 million and the $15.4 million growth in loans for the three months ended March 31, 2006 and 2005, respectively.

During the first quarter of 2006, the decision was made not to increase the reserve at the same level as loan growth due to the amount of coverage we had against non-performing and charged-off loans.  At March 31, 2006, the allowance represented 4.2 times the amount of non-performing loans compared to 3.6 times at March 31, 2005.  In addition, the allowance represented 3.0 times the annualized charge-off amount at March 31, 2006, while there were no charge-offs at March 31, 2005.  Also, late in the quarter, we charged-off $340,000 related to a group of loans with a common interest.  This group of loans is secured by diversified real estate or vehicles.  The loan loss reserve was $4.5 million and $4.1 million as of March 31, 2006 and 2005, respectively.  The allowance for loan losses as a percentage of gross loans was 1.24% at March 31, 2006 and 1.38% at March 31, 2005, while the percentage of nonperforming loans to gross loans was 0.80% and 0.34% at March 31, 2006 and 2005, respectively.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
	2006	2005

Loan fee income	$30,801	$46,624
Service fees on deposit accounts	62,071	73,537
Other income	62,703	93,214
Total noninterest income	$155,575	$213,375

Noninterest income in the three month period ended March 31, 2006 was $155,575, a decrease of 27.1% over noninterest income of $213,375 in the same period of 2005.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $30,801 and $46,624 for the three months ended March 31, 2006 and 2005, respectively.  The $15,823 decrease for the three months ended March 31, 2006 compared to the same period in 2005 related primarily to a $7,009 reduction in mortgage origination fees and a $12,513 decrease in fees received from the issuance of letters of credit which were offset by a $3,699 increase in late charge fees.  Mortgage origination fees were $2,885 and $9,893 for the three months ended March 31, 2006 and 2005, respectively, while income related to amortization of fees on letters of credit was $8,591 and $21,104 for the first quarter of 2006 and 2005, respectively.  Late charge fees were $19,325 and $15,626 for the three months ended March 31, 2006 and 2005, respectively.

Service fees on deposits consist primarily of income from NSF fees and service charges on transaction accounts.  Service fees on deposits were $62,071 and $73,537 for the three months ended March 31, 2006 and 2005, respectively.  While the number of client accounts continues to grow, the $11,466 decrease is primarily related to the amount of NSF fees collected in the first quarter of 2006 compared to the same period in 2005.  NSF income was $36,925 and $45,123 for the three months ended March 31, 2006 and 2005, respectively, representing 59.5% of total service fees on deposits in the 2006 period compared to 61.4% of total service fees on deposits in the 2005 period.   In addition, service charges on deposit accounts decreased to $21,736 for the three months ended March 31, 2006 compared to $24,698 for the same period ended March 31, 2005.  The lower service charges are a result of an increase in the earnings credit paid on business checking accounts which offsets the service fees that would have been charged on these accounts.

Other income consisted primarily of fees received on debit card transactions and sale of customer checks.  Other income was $62,703 and $93,214 for the three months ended March 31, 2006 and 2005, respectively.  A significant portion of the $30,511 decrease is related to a change in merchant service providers whereby we now receive a net fee related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred transaction costs.  Debit card transaction fees were $31,607 and $79,125 for the three months ended March 31, 2006 and 2005, respectively and represented 50.4% and 84.9% of total other income for the first quarters of 2006 and 2005, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest outside service expense.  The debit card transaction costs were $23,198 and $64,642 for the three months ended March 31, 2006 and 2005, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended March 31, 2006 and 2006 was $8,409 and $14,483, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
	2006	2005

Compensation and benefits	$1,033,741	$794,793
Professional fees	90,437	78,243
Marketing	138,569	90,279
Insurance	43,034	36,823
Occupancy	174,777	165,725
Data processing and related costs	197,870	215,208
Telephone	15,882	10,952
Other	95,234	92,188
Total noninterest expense	$1,789,544	$1,484,211

We incurred noninterest expenses of $1.8 million for the three months ended March 31, 2006 compared to $1.5 million for the three months ended March 31, 2005.  Average interest-earning assets increased 20.2% during this period, while general and administrative expense increased 20.6%.

For the three months ended March 31, 2006 compensation and benefits, occupancy, and data processing and related costs represented 78.6% of the total noninterest expense compared to 79.2% for the same period in 2005.

The following table sets forth information related to our compensation and benefits.

	Three months ended
	March 31,
	2006	2005

Base compensation	$725,831	$537,564
Incentive compensation	142,000	130,500
Total compensation	867,831	668,064
Benefits	206,230	158,239
Capitalized loan origination costs	(40,320)	(31,510)
Total compensation and benefits	$1,033,741	$794,793

Compensation and benefits expense was $1,033,741 and $794,793 for the three months ended March 31, 2006 and 2005, respectively.   Compensation and benefits represented 57.8% and 53.5% of our total noninterest expense for the three months March 31, 2006 and 2005, respectively.  The $238,948 increase in compensation and benefits in the first quarter of 2006 compared to the same period in 2005 resulted from increases of $188,267 in base compensation,  $11,500 in additional incentive compensation, and $47,991 higher benefits expense.  These amounts were partly offset by an increase of $8,810 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $188,267 increase in base compensation expense related to the cost of 16 additional employees as well as annual salary increases. Ten of the new employees relate to the staff that was hired for the new retail offices that opened in the first and third quarters of 2005.  The remaining six employees were hired primarily to support the growth in both loans and deposit operations.   Incentive compensation represented 13.7% and 16.4 % of total compensation and benefits for the three months ended March 31, 2006 and 2005, respectively.  The incentive compensation expense recorded for the first quarter of 2006 and 2005 represented an accrual of the portion of the estimated incentive compensation earned during the first quarter of the respective year.  Benefits expense increased $47,991 in the first quarter of 2006 compared to the same period in 2005.  Benefits expense represented 23.8% and 23.7% of the total compensation for the three months ended March 31, 2006 and 2005, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended
	March 31,
	2006	2005

Data processing costs	$127,086	$112,373
Debit card transaction expense	23,198	64,642
Courier expense	23,210	18,957
Other expenses	24,376	19,236
Total data processing and related costs	$197,870	$215,208

Data processing and related costs were $197,870 and $215,208 for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006, our data processing costs for our core processing system were $127,086 compared to $112,373 for the three months ended March 31, 2005.   We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $14,713, or 13.1%, for the three months ended March 31, 2006 compared to the same period in 2005.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $23,198 and $64,642 for the three months ended March 31, 2006 and 2005, respectively.    The decrease of $41,444 relates primarily to a change in merchant service card providers, whereby we now receive net fee income related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred a higher transaction cost.

Occupancy expense, which represented 9.8% and 11.2% of total noninterest expense for the three months ended March 31, 2006 and 2005, respectively, increased only $9,052, in spite of the addition of two new retail offices.  Occupancy expense was $174,777 and $165,725 for the three months ended March 31, 2006 and 2005, respectively.  The increase due to the additional costs of the two new retail offices was largely offset because we purchased our main retail office and headquarter building at the end of 2005.  The depreciation expense related to our main office and headquarter building is significantly less than the rent expense paid in prior years.

The remaining $74,671 increase in noninterest expense for the three month period March 31, 2006 compared to the same period in 2005, resulted primarily from a $48,290 increase in marketing expenses and an additional $12,194 in professional fees.   The increase in marketing expenses relates to expanding our market awareness in the Greenville market, while the additional professional fees relates primarily to additional legal and accounting fees related to SEC reporting requirements and the overall growth of our company.  A significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

Income tax expense was $483,930 for the three months ended March 31, 2006 compared to $404,606 during the same period in 2005.   The increase related to the higher level of income before taxes.

Balance Sheet Review

 General

               At March 31, 2006, we had total assets of $417.8 million, consisting principally of $359.9 million in loans, $37.4 million in investments, $2.8 million in federal funds sold, and $5.5 million in cash and due from banks.  Our liabilities at March 31, 2006 totaled $386.5 million, which consisted principally of $275.8 million in deposits, $79.0 million in FHLB advances, $14.2 million in short-term borrowings, $2.1 million of official checks outstanding, and $13.4 million in junior subordinated debentures.  At March 31, 2006, our shareholders' equity was $31.3 million.

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

Federal Funds Sold

               At March 31, 2006, our federal funds sold were $2.8 million, or 0.7% of total assets.  At December 31, 2005, our $19.4 million in short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets.  Due to the large amount of official checks outstanding, our federal funds sold were higher than normal at December 31, 2005.

Investments

                Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Federal agencies	$1,006	5.48%	$1,982	5.06%	$-	-	$-	-	$2,988	5.20%
State and political subdivisions	-	-	-	-	-	-	1,276	3.83%	1,276	3.83%
Mortgage-backed securities	-	-	-	-	1,094	4.64%	7,522	4.53%	8,616	4.55%
Total	$1,006	5.48%	$1,982	5.06%	$1,094	4.64%	$8,798	4.43%	$12,880	4.63%

Held to Maturity
Mortgage-backed securities	$-	-	$-	-	538	3.82%	$18,286	4.61%	$18,824	4.59%

             At March 31, 2006, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.0 million, $5.9 million, and $23.5 million, respectively.

The amortized costs and the fair value of our investments at March 31, 2006 and December 31, 2005 are shown in the following table.

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Federal agencies	$2,998	$2,988	$1,005	$1,012
State and political subdivisions	1,292	1,276	1,292	1,292
Mortgage-backed securities	8,866	8,616	9,242	9,007
Total	$13,156	$12,880	$11,539	$11,311

Held to Maturity
Mortgage-backed securities	$18,824	$18,192	$19,345	$18,709

                Other investments totaled $5.7 million at March 31, 2006 and consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $4.4 million.

At March 31, 2006, we had $37.4 million in our investment securities portfolio which represented approximately 9.0% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $31.1 million and an amortized cost of $32.0 million for an unrealized loss of $908,290.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Contractual maturities and yields on our available for sale and held to maturity investments at December 31, 2005 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2005, we had no securities with a maturity of one to five years.

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

Other investments totaled $5.5 million at December 31, 2005.  Other investments at December 31, 2005 consisted of Federal Reserve Bank stock with a cost of $863,700, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $4.2 million.

Loans

                 Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2006 and 2005, average loans were $351.7 million and $287.9 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2006 were $364.4 million.  Average loans for the year ended December 31, 2005 were $310.3 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2005 were $338.5 million.

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

The following table summarizes the composition of our loan portfolio March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$71,997	19.8%	$72,222	21.3%
Non-owner occupied	107,099	29.4%	96,950	28.7%
Construction	19,354	5.3%	14,661	4.3%
Total commercial real estate	198,450	54.5%	183,833	54.3%
Consumer:
Residential	55,148	15.1%	50,756	15.0%
Home equity	36,635	10.0%	37,254	11.0%
Construction	4,993	1.4%	5,409	1.6%
Total consumer real estate	96,776	26.5%	93,419	27.6%
Total real estate	295,226	81.0%	277,252	81.9%
Commercial business	63,166	17.3%	53,753	15.9%
Consumer-other	6,755	1.9%	8,211	2.4%
Deferred origination fees, net	(755)	(0.2)%	(685)	(0.2)%
Total gross loans, net of
deferred fees	364,392	100.0%	338,531	100.0%
Less-allowance for loan losses	(4,515)		(4,490)
Total loans, net	$359,877		$334,041

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2006.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$50,887	$181,077	$38,915	$270,879
Real estate - construction	10,378	9,466	4,503	24,347
Total real estate	61,265	190,543	43,418	295,226

Commercial business	33,779	26,194	3,193	63,166
Consumer-other	3,923	2,510	322	6,755
Deferred origination fees, net	(199)	(443)	(113)	(755)
Total gross loans, net of deferred fees	$98,768	$218,804	$46,820	$364,392
Loans maturing after one year with:
Fixed interest rates				$115,042
Floating interest rates				$150,582

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2005.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$48,762	$173,373	$35,047	$257,182
Real estate - construction	9,359	6,708	4,003	20,070
Total real estate	58,121	180,081	39,050	277,252

Commercial business	31,849	21,564	340	53,753
Consumer - other	4,210	3,689	312	8,211
Deferred origination fees, net	(188)	(399)	(98)	(685)
Total gross loans, net of deferred fees	$93,992	$204,935	$39,604	$338,531
Loans maturing after one year with:
Fixed interest rates				$95,346
Floating interest rates				$149,193

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,490	$3,717

Loans charged-off	(408)	-

Recoveries of loans previously charged-off	33	11

Net loans (charged-off) recovery	$(375)	$11

Provision for loan losses	400	345

Balance, end of period	$4,515	$4,073

Allowance for loan losses to gross loans	1.24%	1.38%

Net charge-offs to average loans	0.11%	0.00%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

                The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2006 and the year ended December 31, 2005.  All loans over 90 days past due are on and included in loans on nonaccrual.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Loans over 90 days past due	$456	$351

Loans on nonaccrual:
Mortgage	1,038	419
Commercial	27	41
Consumer	18	6
Total nonaccrual loans	1,083	466

Troubled debt restructuring	-	-

Total of nonperforming loans	1,083	466

Other nonperforming assets	1,838	-

Total nonperforming assets	$2,921	$466

Percentage of total assets	0.70%	0.12%

Percentage of nonperforming loans
and assets to gross loans	0.80%	0.14%

                The allowance for loan losses was $4.5 million at both March 31, 2006 and December 31, 2005, or 1.24% and 1.33% of outstanding loans, respectively.  During the year ended December 31, 2005, we had net charged off loans of $227,048.  During the three months ended March 31, 2006 we had net charge-offs of $374,384, and a net recovery of $11,793 for the same period in 2005.  Late in the first quarter of 2006, we charged-off $340,000 related to a group of loans with a common interest.  This group of loans is secured by diversified real estate or vehicles.

At March 31, 2006 and December 31, 2005, nonaccrual loans represented 0.30% and 0.14% of total loans, respectively.  At March 31, 2006 and December 31, 2005, we had $1.1 million and $466,333 of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first three months of 2006 was approximately $12,000.   The amount of interest income recorded in the first three months of 2006 for loans that were on nonaccrual at March 31, 2006 was $0.

Deposits and Other Interest-Bearing Liabilities

                Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $81.4 million at December 31, 2005 and $69.4 at March 31, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 132% and 133% at March 31, 2006 and December 31, 2005, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2006 and 2005.

	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$21,891	- %	$15,978	- %
Interest bearing demand deposits	32,983	1.81%	29,750	1.38%
Money market accounts	58,732	2.95%	48,367	1.63%
Saving accounts	1,339	0.41%	1,298	0.35%
Time deposits less than $100,000	30,525	3.70%	22,867	3.23%
Time deposits greater than $100,000	117,236	4.36%	85,124	3.22%
Total deposits	$262,706	3.26%	$203,384	2.30%

The increase in time deposits of $100,000 or more for the three months ended March 31, 2006 resulted from an increase in retail time deposits which was offset by a decrease in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to the addition of our two new retail branch offices.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $163.0 million and $136.5 million at March 31, 2006 and December 31, 2005, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2006 (in thousands) was as follows:

March 31, 2006

Three months or less	$30,409
Over three through six months	17,772
Over six through twelve months	23,511
Over twelve months	41,374
Total	$113,066

Capital Resources

                Total shareholders' equity at March 31, 2006 was $31.3 million.  At December 31, 2005, total shareholders' equity was $30.5 million.  The increase during the first three months of 2006 resulted primarily from the $841,904 of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2006 and the year ended December 31, 2005.  Since our inception, we have not paid cash dividends.

	March 31, 2006	December 31, 2005
Return on average assets	0.85%	0.70%
Return on average equity	10.92%	8.44%
Equity to assets ratio	7.77%	8.36%

Our return on average assets was .85% for the three months ended March 31, 2006, an increase from .70% for the year ended December 31, 2005.  In addition, our return on average equity increased to 10.92% from 8.44% for the first quarter ended March 31, 2006 and the year ended December 31, 2005, respectively.  The lower returns for the year ended December 31, 2005 relate to the one-time impairment charge that occurred in the late 2005.   The decrease in the equity to assets ratio from December 31, 2005 is a function of the $45.1 million increase in average assets compared to the $1.4 million increase in average equity.

The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies."  On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a "small bank holding company."  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.   In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a "material" amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

             The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2006 and at December 31, 2005.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2006		December 31, 2005
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	14.2%	13.1%	14.9%	13.7%
Tier 1 risk-based capital	13.0%	11.9%	13.6%	12.4%
Leverage capital	11.1%	10.1%	11.6%	10.5%

Borrowings

            The following table outlines our various sources of borrowed funds during the three months ended March 31, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
	Ending	Period-	Month-end	Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the Three Months
ended March 31, 2006
Federal Home Loan Bank advances	$79,000	4.19%	$79,000	$75,594	4.04%
Securities sold under agreement to
repurchase	14,232	4.79%	14,434	14,412	4.67%
Federal funds purchased	-	5.28%	1,471	649	6.25%
Junior subordinated debentures	13,403	7.21%	13,403	13,403	6.77%

At or for the Year
ended December 31, 2005
Federal Home Loan Bank advances	$79,500	3.84%	$81,500	$74,013	3.44%
Securities sold under agreement to
repurchase	14,680	4.32%	18,947	16,710	3.35%
Federal funds purchased	-	4.60%	-	755	2.93%
Junior subordinated debentures	13,403	6.74%	13,403	6,384	6.57%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2006, unfunded commitments to extend credit were $76.7 million, of which $33.2 million was at fixed rates and $43.5 million was at variable rates.  At December 31, 2005, unfunded commitments to extend credit were $70.8 million, of which approximately $27.6 million was at fixed rates and $43.2 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2006, there was a $2.1 million commitment under letters of credit.  At December 31, 2005, there was a $3.8 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were asset sensitive during most of the year ended December 31, 2005 and during the three months ended March 31, 2006.  As of March 31, 2006, we expect to be asset sensitive for the first three months, then we expect to be liabiltiy sensitive for the following nine months because a significant portion of our variable rate loans and a majority of our deposts reprice over a 12-month period.  Approximately 57% and 61% of our loans were variable rate loans at March 31, 2006 and December 31, 2005, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (9.4%) because $37.3 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

             At March 31, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $8.3 million, or 2.0% of total assets.  Our investment securities at March 31, 2006 amounted to $37.4 million, or 9.0% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $21.2 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2005, our liquid assets amounted to $25.6 million, or 6.3% of total assets.  Our investment securities at December 31, 2005 amounted to $36.1 million, or 8.9% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2005 and the first three months of 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain two federal funds purchased lines of credit with correspondent banks totaling $18.1 million for which there were no borrowings against the lines at March 31, 2006.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at March 31, 2006 was $22.8 million, based on the bank's $4.4 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

                The company has signed a ten-year, five-month lease on a new site for its headquarters and main office that are to be relocated in 2006.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease in order to induce the company into the agreement.  In accordance with SFAS No. 13, "Accounting for Leases," the discounted rent will be amortized over the initial lease term.  Beginning in mid-2006, the monthly rent expense will be approximately $41,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

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

The following table sets forth information regarding our rate sensitivity as of March 31, 2006 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$2,785	$-	$-	$-	$2,785
Investment securities	1,226	4,397	14,651	11,430	31,704
Loans	215,665	15,216	98,837	34,348	364,066

Total earning assets	$219,676	$19,613	$113,488	$45,778	$398,555

Interest-bearing liabilities:
Money market and NOW	$108,752	$-	$-	$-	$108,752
Regular savings	1,341	-	-	-	1,341
Time deposits	42,512	59,870	38,062	3,373	143,817
Repurchase agreements	14,232	-	-	-	14,232
FHLB advances	26,500	10,000	39,500	3,000	79,000
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$206,740	$69,870	$77,562	$6,373	$360,545

Period gap	$12,936	$(50,257)	$35,926	$39,405
Cumulative gap	12,936	(37,321)	(1,395)	38,010

Ratio of cumulative gap total assets total earning assets	3.2%	(9.4%)	(0.4%)	9.5%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$19,381	$-	$-	$-	$19,381
Investment securities	1,414	5,255	16,322	7,664	30,655
Loans	213,020	14,672	80,434	30,601	338,727

Total earning assets	$233,815	$19,927	$96,756	$38,265	$388,763

Interest-bearing liabilities:
Money market and NOW	$85,738	$-	$-	$-	$85,738
Regular savings	1,319	-	-	-	1,319
Time deposits	19,468	71,692	50,749	3,469	145,378
Repurchase agreements	14,680	-	-	-	14,680
FHLB advances	27,000	10,000	39,500	3,000	79,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$161,608	$81,692	$90,249	$6,469	$340,018

Period gap	$72,207	$(61,765)	$6,507	$31,796
Cumulative gap	72,207	10,442	16,949	48,745

Ratio of cumulative gap total assets total earning assets	18.6%	2.7%	4.4%	12.5%

 Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

                The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

                  In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.  This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations and cash flows.

                   In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement amends FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our financial position, results of operations and cash flows.

             Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2006 from that presented in our annual report on Form 10-K for the year ended December 31, 2005.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.          Risk Factors.

There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2005.

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

GREENVILLE FIRST BANCSHARES, INC.
Registrant

Date: May 15, 2006	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: May 15, 2006	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.