Form 10-Q
period 2006-06-30
GREENVILLE FIRST BANCSHARES INC
filed 2006-08-08
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
2,666,719 shares of common stock, $.01 par value per share, were issued and outstanding as of July 23, 2006.

GREENVILLE FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

             The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,458,523	$6,223,397
Federal funds sold	4,531,295	19,380,755
Investment securities available for sale	31,326,849	11,310,956
Investment securities held to maturity-
(fair value $17,230,302 and $18,709,112)	18,203,403	19,345,016
Other investments, at cost	6,565,100	5,475,400
Loans, net	373,399,314	334,040,776
Property and equipment, net	5,716,081	5,576,882
Accrued interest receivable	2,038,293	1,694,648
Other real estate owned	1,594,253	-
Other assets	2,423,012	2,264,713

Total assets	$455,256,123	$405,312,543

Liabilities
Deposits	$294,941,178	$254,148,041
Official checks outstanding	1,336,897	7,786,468
Federal funds purchased and repurchase agreements	13,730,000	14,680,000
Federal Home Loan Bank advances	97,500,000	79,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	1,786,076	1,510,635
Accounts payable and accrued expenses	583,182	3,811,652

Total liabilities	423,280,333	374,839,796

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares, issued and outstanding 2,933,391 and
2,659,719 at June 30, 2006 and December 31, 2005, respectively	29,334	26,597
Additional paid-in capital	25,722,161	25,626,740
Accumulated other comprehensive loss	(506,108)	(150,602)
Retained earnings	6,730,403	4,970,012

Total shareholders' equity	31,975,790	30,472,747

Total liabilities and shareholders' equity	$455,256,123	$405,312,543

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	June 30,
	2006	2005
	(Unaudited)
Interest income
Loans	$6,797,310	$4,771,012
Investment securities	657,156	429,775
Federal funds sold	43,405	27,509

Total interest income	7,497,871	5,228,296
Interest expense
Deposits	2,515,278	1,453,248
Borrowings	1,419,707	853,709
Total interest expense	3,934,985	2,306,957

Net interest income	3,562,886	2,921,339
Provision for loan losses	400,000	265,000

Net interest income after provision for loan losses	3,162,886	2,656,339

Noninterest income
Loan fee income	28,661	49,745
Service fees on deposit accounts	66,188	62,600
Other real estate owned activity	(14,489)	-
Other income	53,638	105,149

Total noninterest income	133,998	217,494

Noninterest expenses
Compensation and benefits	1,057,121	795,855
Professional fees	91,427	85,683
Marketing	103,556	118,029
Insurance	44,674	36,738
Occupancy	158,829	204,585
Data processing and related costs	198,719	232,597
Telephone	23,396	12,082
Other	91,676	63,008

Total noninterest expenses	1,769,398	1,548,577

Income before income taxes expense	1,527,486	1,325,256

Income tax expense	557,531	503,598

Net income	$969,955	$821,658

Earnings per common share
Basic	$.33	$.28
Diluted	$.30	$.26

Weighted average common shares outstanding
Basic	2,931,723	2,925,423
Diluted	3,236,262	3,218,699

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended
	June 30,
	2006	2005
	(Unaudited)
Interest income
Loans	$12,943,359	$8,942,273
Investment securities	1,088,846	834,865
Federal funds sold	91,796	33,320

Total interest income	14,124,001	9,810,458
Interest expense
Deposits	4,628,236	2,607,934
Borrowings	2,573,076	1,600,595
Total interest expense	7,201,312	4,208,529

Net interest income	6,922,689	5,601,929
Provision for loan losses	800,000	610,000

Net interest income after provision for loan losses	6,122,689	4,991,929

Noninterest income
Loan fee income	59,462	96,369
Service fees on deposit accounts	128,259	136,137
Other real estate owned activity	(14,489)	-
Other income	116,341	198,364

Total noninterest income	289,573	430,870

Noninterest expenses
Compensation and benefits	2,090,862	1,590,648
Professional fees	181,864	163,926
Marketing	242,125	208,308
Insurance	87,708	73,561
Occupancy	333,606	370,310
Data processing and related costs	396,589	447,805
Telephone	39,278	23,034
Other	186,910	155,196

Total noninterest expenses	3,558,942	3,032,788

Income before income taxes expense	2,853,320	2,390,011

Income tax expense	1,041,461	908,204

Net income	$1,811,859	$1,481,807

Earnings per common share
Basic	$.62	$.51
Diluted	$.56	$.46

Weighted average common shares outstanding
Basic	2,929,486	2,919,108
Diluted	3,241,049	3,214,537

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006  AND 2005
(Unaudited)

				Accumulated		Total
			Additional	other		share-
	Common stock		paid-in	comprehensive	Retained	holders'
	Shares	Amount	capital	income (loss)	earnings	equity

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	1,481,807	1,481,807

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(83,948)	-	(83,948)

Comprehensive income	-	-	-	-	-	1,397,859

Proceeds from exercise of stock
options and warrants	11,481	115	78,816	-	-	78,931

June 30, 2005	2,659,475	$26,595	$25,625,075	$(33,959)	$3,937,667	$29,555,378

December 31, 2005	2,659,719	$26,597	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	1,811,859	1,811,859

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(355,506)	-	(355,506)

Comprehensive income	-	-	-	-	-	1,456,353

Proceeds from exercise of stock
options	7,000	70	46,620	-	-	46,690

Stock dividend - 10 percent	266,672	2,667	48,801	-	(51,468)	-

June 30, 2006	2,933,391	$29,334	$25,722,161	$(506,108)	$6,730,403	$31,975,790

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2006	2005
	(Unaudited)
Operating activities
Net income	$1,811,859	$1,481,807
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	800,000	610,000
Depreciation and other amortization	173,992	116,465
Accretion and amortization of securities discounts and premium, net	53,081	62,717
Increase in deferred tax asset	(10,908)	(209,823)
Increase in other assets, net	(307,896)	(349,248)
Decrease (increase) in other liabilities, net	(9,402,600)	90,223

Net cash provided by (used for) operating activities	(6,882,472)	1,802,141

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(42,276,959)	(30,823,014)
Purchase of property and equipment	(313,191)	(758,200)
Purchase of investment securities:
Available for sale	(21,991,570)	-
Held to maturity	-	(10,258,021)
Other investments	(4,014,700)	(3,224,250)
Payments and maturity of investment securities:
Available for sale	1,407,356	960,230
Held to maturity	1,118,207	1,503,985
Other investments	2,925,000	2,144,700
Proceeds from sale of real estate acquired in settlement of loans	524,168	28,000

Net cash used for investing activities	(62,621,689)	(40,426,570)

Financing activities
Increase in deposits, net	40,793,137	24,011,530
Increase (decrease) in short-term borrowings	(950,000)	3,929,001
Proceeds from the exercise of stock options	46,690	78,931
Increase in Federal Home Loan Bank advances	18,000,000	11,840,000

Net cash provided by financing activities	57,889,827	39,859,462

Net increase (decrease) in cash and cash equivalents	(11,614,334)	1,235,033

Cash and cash equivalents at beginning of the period	25,604,152	5,338,336

Cash and cash equivalents at end of the period	$13,989,818	$6,573,369

Supplemental information
Cash paid for
Interest	$6,925,871	$3,771,000

Income taxes	$1,052,369	$1,118,000

Schedule of non-cash transactions
Foreclosure of real estate	$2,118,421	$-

Unrealized loss on securities, net of income taxes	$(355,506)	$(83,948)

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

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2005 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  The financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46.

Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Stock Dividend

             On June 20, 2006, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our Consolidated Statements of Income and in Note 4.

Note 3 - Note Payable

The company has an unused $4.5 million revolving line of credit with another bank that matures on March 20, 2007.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at June 30, 2006 was 7.48%.  The company has pledged the stock of the bank as collateral for this line of credit.  The line of credit agreement contains various covenants related to net income and asset quality.  As of June 30, 2006, the company believes it is in compliance with all covenants.

Note 4 - Earnings per Share
             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2006 and 2005.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the "treasury stock" method.

	Three months ended June 30,
	2006	2005

Basic Earnings Per Share
Average common shares	2,931,723	2,925,423
Net income	$969,955	$821,658
Earnings per share	$0.33	$0.28

Diluted Earnings Per Share
Average common shares	2,931,723	2,925,423
Average dilutive common shares	304,539	293,276
Adjusted average common shares	3,236,262	3,218,699
Net income	$969,955	$821,658
Earnings per share	$0.30	$0.26

	Six months ended June 30,
	2006	2005

Basic Earnings Per Share
Average common shares	2,929,486	2,919,108
Net income	$1,811,859	$1,481,807
Earnings per share	$0.62	$0.51

Diluted Earnings Per Share
Average common shares	2,929,486	2,919,108
Average dilutive common shares	311,563	295,429
Adjusted average common shares	3,241,049	3,214,537
Net income	$1,811,859	$1,481,807
Earnings per share	$0.56	$0.46

Note 5 - Stock Based Compensation

            The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of the FASB's Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan.  The company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25").  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the company's stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized. On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

            In adopting SFAS No. 123, the company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  All stock options were fully vested at June 30, 2006.

	Three months ended June 30,
	2006	2005
Net income as reported	$969,955	$821,658
Add: Stock-based employee compensation expense included in reported net
Income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	-	(17,992)

Pro forma net income including stock-based compensation cost based on fair-
value method	$969,955	$803,666

Earnings per share:
Basic - as reported	$0.33	$0.28
Basic - pro forma	$0.33	$0.27

Diluted - as reported	$0.30	$0.26
Diluted - pro forma	$0.30	$0.25

	Six months ended June 30,
	2006	2005
Net income as reported	$1,811,859	$1,481,807
Add: Stock-based employee compensation expense included in reported net
Income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	-	(35,984)

Pro forma net income including stock-based compensation cost based on fair-
value method	$1,811,859	$1,445,823

Earnings per share:
Basic - as reported	$0.62	$0.51
Basic - pro forma	$0.62	$0.50

Diluted - as reported	$0.56	$0.46
Diluted - pro forma	$0.56	$0.45

             The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 6.76% for 2005, risk-free interest rate of 4.02% for 2005, expected lives of the options 10 years, and the assumed dividend rate was zero.  No options were granted during the three and six month periods ended June 30, 2006.

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

Overview

  We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first six months of 2006.  To support this growth, we conducted an underwritten public offering of our common stock in September and October 2004.  On September 24, 2004 and October 15, 2004, we sold 800,000 and 120,000 shares, respectively, of common stock.  The net proceeds from this offering were approximately $15.0 million.

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

                We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Effect of Economic Trends

 Beginning in July of 2004 and through the second quarter of 2006, our short-term or variable rate interest-earning assets and interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 16 times for a total of 400 basis points.  Three of these rate increases occurred during the first six months of 2006 for a total of 75 basis points.  Many economists believe that the Federal Reserve is nearing the end of the rate increases.  The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually end the interest rate hikes or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

 Summary

Three months ended June 30, 2006 and 2005

Our net income was $969,955 and $821,658 for the three months ended June 30, 2006 and 2005, respectively, an increase of $148,297, or 18.1%.  The increase in net income resulted primarily from an increase of $641,547 in net interest income which was partially offset by an increase of $135,000 in the provision for loan losses, a decrease of $83,496 in noninterest income, $220,821 of additional noninterest expense and a $53,933 increase in income tax expense.  Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses.  Our efficiency ratio was 47.9% and 49.3% for the three months ended June 30, 2006 and 2005, respectively.

Six months ended June 30, 2006 and 2005

                Our net income was $1,811,859 and $1,481,807 for the six months ended June 30, 2006 and 2005, respectively, an increase of $330,052, or 22.3%.  The increase in net income resulted primarily from an increase of $1,320,760 in net interest income, partly offset by an increase of $190,000 in the provision for loan losses, a decrease of $141,297 in noninterest income, $526,154 of additional noninterest expense and a $133,257 increase in income tax expense.  Our efficiency ratio has continued to improve because our net interest income and other income continue to increase at a higher rate than the increases in our overhead expenses.  Our efficiency ratio was 49.3% and 50.3% for the six months ended June 30, 2006 and 2005, respectively.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2006, our average loan portfolio was $64.9 million higher compared to the average for the six months ended June 30, 2005.  The growth in the first six months of 2006 was $39.1 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At June 30, 2006, net loans represented 82.0% of total assets, while investments and federal funds sold represented 13.3% of total assets.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities continue to rise and additional deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The historically low interest rate environment in the last four years allowed us to obtain short-term borrowings and wholesale certificates of deposit generally at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.  At June 30, 2006, retail deposits represented $218.2 million, or 47.9% of total assets, borrowings represented $124.6 million, or 27.4% of total assets, and wholesale out-of-market deposits represented $76.8 million, or 16.9% of total assets.

In anticipation of rising interest rates, we opened one retail deposit office in March of 2005 and a second in November of 2005.  We plan to focus our efforts in these two locations to obtain low cost transaction accounts that we believe will not be affected as much by changing rates.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  We anticipate that the two additional retail deposit offices will assist us in meeting these objectives, although no assurance can be given that these objectives will be achieved.  We also anticipate that deposit promotions and the opening of the two new offices will continue to have a negative impact on earnings in the year 2006.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at June 30, 2006, 54.6% of our loans had variable rates.  Given our percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated changes in market interest rates.

At June 30, 2006, 76.5% of our interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At June 30, 2006, we had $58.0 million more liabilities than assets that reprice within the next twelve months.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  We also have a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of June 30, 2006, the company's regulatory capital levels were over $13.7 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin was 3.33% and 3.40% for the three months and six months ended June 30, 2006, while our net interest spread was 2.90% and 2.96% for the same periods, respectively.  During these periods, our net interest margin exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $45.4 million, and $45.8 million for the three and six months ended June 30, 2006 and 2005, respectively.

During the three and six months ended June 30, 2006, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve's actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread declined since more of our rate sensitive liabilities repriced than our rate sensitive assets during the 12 month period ending June 30, 2006.  Given the fact that the Federal Reserve has increased short-term rates by 400 basis points since July 2004, we believe that short-term interest rates are currently at or near their peak.  Therefore, we have chosen to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve month period.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six months ended June 30, 2006 and 2005.  A review of these tables show that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that the significant portion of the increases in net interest income in both the 2006 and 2005 periods have resulted from the increased levels of assets and liabilities in each period.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three-month and six-month periods ended June 30, 2006 and 2005, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$3,554	$44	4.85%	$3,533	$27	3.07%
Investment securities	52,958	657	4.98%	38,318	430	4.50%
Loans	372,734	6,797	7.31%	306,669	4,771	6.24%
Total earning-assets	429,246	7,498	7.01%	348,520	5,228	6.02%
Non-earning assets	15,063			6,113
Total assets	$444,309			$354,663
Interest-bearing liabilities
NOW accounts	$45,057	210	1.87%	$28,284	98	1.39%
Savings & money market	78,484	708	3.62%	45,809	202	1.77%
Time deposits	140,698	1,597	4.55%	131,436	1,153	3.52%
Total interest-bearing deposits	264,239	2,515	3.82%	205,529	1,453	2.84%
FHLB advances	89,173	958	4.31%	73,016	609	3.35%
Other borrowings	30,475	462	6.08%	25,036	245	3.93%
Total interest-bearing liabilities	383,887	3,935	4.11%	303,581	2,307	3.05%
Non-interest bearing liabilities	28,367			21,694
Shareholders' equity	32,055			29,358
Total liabilities and shareholders' equity	$444,309			$354,633
Net interest spread			2.90%			2.97%
Net interest income / margin		$3,563	3.33%		$2,921	3.36%

(1) Annualized for the three month period.

Our net interest spread was 2.90% for the three months ended June 30, 2006, compared to 2.97% for the three months ended June 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  Because we had more interest-bearing liabilities than interest-earning assets that repriced, our net interest spread decreased 7 basis points in the three months ended June 30, 2006, compared to the same period in 2005.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended June 30, 2006 was 3.33%, compared to 3.36% for the three months ended June 30, 2005.  During the three months ended June 30, 2006, interest-earning assets averaged $429.2 million, compared to $348.5 million in the three months ended June 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $45.4 million and $44.9 million for the three month periods ended June 30, 2006 and 2005, respectively.

Our loan yield increased 107 basis points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of approximately 55% of the loan portfolio having variable rates, combined with the increase in rates over the twelve months ended June 30, 2006.  Offsetting the increase in our loan yield is a 98 basis point increase in the cost of our interest-bearing deposits for the second quarter of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates as a result of the number of increases in the market rate in the past twenty-four months.  In addition, the cost of our savings and money market accounts has increased by 185 basis points as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 96 basis point increase in FHLB advances and the 215 basis point increase in other borrowed funds in the second quarter of 2006 compared to the same period in 2005 resulted primarily from the impact of the 175 basis point increase in short-term market rates over the past twelve months.  As of June 30, 2006, approximately 41% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $3.6 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively.  Of the $641,547 increase in net interest income in the second quarter of 2006, approximately $579,000 related to the impact of higher average earning assets and interest-bearing liabilities in the three months ended June 30, 2006 compared to the same period in 2005.  Average earning assets were $80.7 million higher during the three months ended June 30, 2006 compared to the same period in 2005 and average interest-bearing liabilities increased by $80.3 million during the same period.  The remaining increase in net interest income is largely a result of the net impact of higher interest rates on both interest-earning assets and interest-bearing liabilities.

Interest income for the three months ended June 30, 2006 was $7.5 million, consisting of $6.8 million on loans, $657,156 on investments, and $43,405 on federal funds sold.  Interest income for the three months ended June 30, 2005 was $5.2 million, consisting of $4.8 million on loans, $429,775 on investments, and $27,509 on federal funds sold.  Interest on loans for the three months ended June 30, 2006 and 2005 represented 90.7% and 91.3%, respectively, of total interest income, while income from investments and federal funds sold represented only 9.3% and 8.7% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 86.8% and 88.0% of average interest-earning assets for the three months ended June 30, 2006 and 2005, respectively.  Included in interest income on loans for the three months ended June 30, 2006 and 2005 was $137,239 and $158,042, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended June 30, 2006 was $3.9 million, consisting of $2.5 million related to deposits and $1.4 million related to borrowings.  Interest expense for the three months ended June 30, 2005 was $2.3 million, consisting of $1.5 million related to deposits and $853,709 related to borrowings.  Interest expense on deposits for the three months ended June 30, 2006 and 2005 represented 63.9% and 63.0%, respectively, of total interest expense, while interest expense on borrowings represented 36.1% and 37.0%, respectively, of total interest expense for the same three month periods.  During the three months ended June 30, 2006, average interest-bearing deposits increased by $58.7 million over the same period in 2005, while FHLB and other borrowings during the three months ended June 30, 2006 increased $21.6 million over the same period in 2005.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended June 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$3,720	$92	4.99%	$2,270	$33	2.93%
Investment securities	44,417	1,089	4.94%	37,534	835	4.49%
Loans	362,288	12,943	7.20%	297,350	8,942	6.06%
Total earning-assets	410,425	14,124	6.94%	337,154	9,810	5.87%
Non-earning assets	13,008			5,724
Total assets	$423,433			$342,878
Interest-bearing liabilities
NOW accounts	$39,053	357	1.84%	$29,013	199	1.38%
Savings & money market	69,328	1,136	3.30%	47,726	398	1.68%
Time deposits	144,211	3,135	4.38%	119,780	2,011	3.39%
Total interest-bearing deposits	252,592	4,628	3.69%	196,519	2,608	2.68%
FHLB advances	82,421	1,711	4.19%	72,595	1,146	3.18%
Other borrowings	29,567	862	5.88%	24,880	454	3.68%
Total interest-bearing liabilities	364,580	7,201	3.98%	293,994	4,208	2.89%
Non-interest bearing liabilities	27,194			20,071
Shareholders' equity	31,659			28,813
Total liabilities and shareholders' equity	$423,433			$342,878
Net interest spread			2.96%			2.98%
Net interest income / margin		$6,923	3.40%		$5,602	3.35%

(1) Annualized for the six month period.

Our net interest spread was 2.96% for the six months ended June 30, 2006, compared to 2.98% for the six months ended June 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  Because we had more interest-bearing liabilities than interest-earning assets that repriced, our net interest spread decreased 2 basis points in the six months ended June 30, 2006, compared to the same period in 2005.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2006 was 3.40%, compared to 3.35% for the six months ended June 30, 2005.  During the six months ended June 30, 2006, interest-earning assets averaged $410.4 million, compared to $337.2 million in the six months ended June 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $45.8 million and $43.2 million for the six month periods ended June 30, 2006 and 2005, respectively.

Our loan yield increased 114 basis points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of approximately 55% of the loan portfolio having variable rates, combined with the increase in rates over the twelve months ended June 30, 2006.  Offsetting the increase in our loan yield is a 101 basis point increase in the cost of our interest-bearing deposits for the first six months of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the market rate in the past twenty-four months.  In addition, the cost of our savings and money market accounts has increased by 162 basis points as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 101 basis point increase in FHLB advances and the 220 basis point increase in other borrowed funds in the first six months of 2006 compared to the same period in 2005 resulted primarily from the impact of the 175 basis point increase in short-term market rates over the past twelve months.  As of June 30, 2006, approximately 41% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $6.9 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively.  Of the $1.3 million increase in net interest income, approximately $1.1 million related to the impact of higher average earning assets and interest-bearing liabilities in the six months ended June 30, 2006 compared to the same period in 2005.  Average earning assets were $73.3 million higher during the six months ended June 30, 2006 compared to the same period in 2005, and average interest-bearing liabilities increased by $70.6 million during the same period.  The remaining increase in net interest income is largely a result of the net impact of higher interest rates on both interest-earning assets and interest-bearing liabilities.

Interest income for the six months ended June 30, 2006 was $14.1 million, consisting of $12.9 million on loans, $1.1 million on investments, and $91,796 on federal funds sold.  Interest income for the six months ended June 30, 2005 was $9.8 million, consisting of $8.9 million on loans, $834,865 on investments, and $33,320 on federal funds sold.  Interest on loans for the six months ended June 30, 2006 and 2005 represented 91.6% and 91.1%, respectively, of total interest income, while income from investments and federal funds sold represented only 8.4% and 8.9% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.3% and 88.2% of average interest-earning assets for the six months ended June 30, 2006 and 2005, respectively.  Included in interest income on loans for the six months ended June 30, 2006 and 2005, was $277,436 and $276,839, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the six months ended June 30, 2006 was $7.2 million, consisting of $4.6 million related to deposits and $2.6 million related to borrowings.  Interest expense for the six months ended June 30, 2005 was $4.2 million, consisting of $2.6 million related to deposits and $1.6 million related to borrowings.  Interest expense on deposits for the six months ended June 30, 2006 and 2005 represented 64.3% and 62.0%, respectively, of total interest expense, while interest expense on borrowings represented 35.7% and 38.0%, respectively, of total interest expense for the same periods.  During the six months ended June 30, 2006, average interest-bearing deposits increased by $56.1 million over the same period in 2005, while FHLB and other borrowings during the six months ended June 30, 2006 increased $14.5 million over the same period in 2005.  During the six months ended June 30, 2006, we pledged additional collateral to the FHLB, allowing us to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2006 vs. 2005				June 30, 2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,024	$818	$184	$2,026	$922	$685	$213	$1,820
Investment securities	164	45	18	227	179	17	14	210
Federal funds sold	-	16	-	16	4	10	8	22
Total interest income	1,188	879	202	2,269	1,105	712	235	2,052

Interest expense
Deposits	421	493	148	1,062	220	311	82	613
FHLB advances	135	175	39	349	118	161	73	352
Other borrowings	53	135	29	217	12	105	10	127
Total interest expense	609	803	216	1,628	350	577	165	1,092

Net interest income	$579	$76	$(14)	$641	$755	$135	$70	$960

	Six Months Ended
	June 30, 2006 vs. 2005				June 30, 2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,949	$1,678	$374	$4,001	$1,800	$1,103	$352	$3,255
Investment securities	153	85	16	254	355	19	16	390
Federal funds sold	21	23	15	59	1	21	2	24
Total interest income	2,123	1,786	405	4,314	2,156	1,143	370	3,669

Interest expense
Deposits	758	974	288	2,020	367	545	129	1,041
FHLB advances	155	361	49	565	242	296	162	700
Other borrowings	86	271	51	408	38	156	25	219
Total interest expense	999	1,606	388	2,993	647	997	316	1,960

Net interest income	$1,124	$180	$17	$1,321	$1,509	$146	$54	$1,709

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

             Three and six months ended June 30, 2006 and 2005

For the three months ended June 30, 2006, we incurred a noncash expense related to the provision for loan losses of $400,000, bringing the allowance for loan losses to $4.2 million, or 1.12% of gross loans, as of June 30, 2006.  The $400,000 provision for the three months ended June 30, 2006 related primarily to the level of charge-offs that occurred during the second quarter of 2006.  During the three month period ended June 30, 2006, we charged-off $730,936 in loans and recorded $49,339 of recoveries on loans previously charged-off.  In contrast, for the second quarter of 2005, we added $265,000 to the provision for loan losses, resulting in an allowance of $4.4 million at June 30, 2005.  As of June 30, 2005, the allowance was at 1.41% of gross loans.  This higher than normal level was a result of only $12,044 of charged-off loans during the three months ended June 30, 2005, offset by recoveries of $50,220 for the same period, and other key factors which indicated potential underlying weaknesses in the loan portfolio at the time.

The substantial portion, or $713,737, of loans charged-off in the three months ended June 30, 2006 relates to a group of loans with a common interest totaling $2.9 million.  These loans were secured by diversified real estate or vehicles, on which we have foreclosed.  We charged-off $318,000 related to this group of loans in the first quarter of 2006 and $713,737 in the second quarter of 2006 in order to reduce the carrying value of these loans to what we believe is their fair market value.  During the second quarter of 2006, we sold $524,168 of the property which had secured these loans.  At June 30, 2006, the remaining $1.3 million in property which had secured these loans is recorded at their fair market value as other real estate owned on our consolidated balance sheet.

For the six months ended June 30, 2006, we incurred a noncash expense related to the provision for loan losses of $800,000, bringing the allowance for loan losses to $4.2 million, or 1.12% as a percentage of gross loans, as of June 30, 2006.  The $800,000 provision for the six months ended June 30, 2006 related primarily to the level of charge-offs that occurred during this period.   During the six month period ended June 30, 2006, we charged-off $1.1 million in loans and recorded $82,955 of recoveries on loans previously charged-off.  In contrast, for the six months ended June 30, 2005, we added $610,000 to the provision for loan losses, resulting in an allowance of $4.4 million at June 30, 2005.

At June 30, 2006, the allowance for loan losses represented 6.2 times the amount of non-performing loans, compared to 6.6 times at June 30, 2005.  As a result of this level of coverage on non-performing loans, we determined that the provisions of $400,000 and $800,000 for the three and six months ended June 30, 2006 were adequate.

Noninterest Income

 The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Loan fee income	$28,661	$49,745	$59,462	$96,369
Service fees on deposit accounts	66,188	62,600	128,259	136,137
Other real estate owned activity	(14,489)	-	(14,489)	-
Other income	53,638	105,149	116,341	198,364
Total noninterest income	$133,998	$217,494	$289,573	$430,870

Three months ended June 30, 2006 and 2005

Noninterest income in the three month period ended June 30, 2006 was $133,998, a decrease of 38.4% over noninterest income of $217,494 in the same period of 2005.  The $83,496 decrease in noninterest income is related to decreases of $21,084 in loan fee income, $14,489 in real estate owned operations, and $51,511 in other income, partially offset by a $3,588 increase in service fees on deposit accounts.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $28,661 and $49,745 for the three months ended June 30, 2006 and 2005, respectively.  The $21,084 decrease for the three months ended June 30, 2006 compared to the same period in 2005 related primarily to an $8,314 reduction in mortgage origination fees, a $11,356 decrease in fees received from the issuance of letters of credit, and a decrease of $1,414 in late charge fees.  Mortgage origination fees were $0 and $8,314 for the three months ended June 30, 2006 and 2005, respectively, while income related to amortization of fees on letters of credit was $8,062 and $19,418 for the second quarter of 2006 and 2005, respectively.  Late charge fees were $20,599and $22,013 for the three months ended June 30, 2006 and 2005, respectively.

Service fees on deposits were $66,188 and $62,600 for the three months ended June 30, 2006 and 2005, respectively.  The $3,588 increase relates primarily to additional service charges on deposit accounts resulting from an increase in our number of client accounts.  Service charges on deposit accounts were $26,380 and $19,848 for the three months ended June 30, 2006 and 2005, respectively.  Partially offsetting the increase in service charges on deposits was a $3,659 decrease in NSF fees collected in the second quarter of 2006 compared to the same period in 2005.  NSF income was $34,166 and $37,825 for the three months ended June 30, 2006 and 2005, respectively, representing 51.6% of total service fees on deposits in the 2006 period compared to 60.4% of total service fees on deposits in the 2005 period.

As a result of loans that were transferred into real estate owned in the first and second quarters of 2006, our cost of owning the real estate exceeded income derived from the property by $14,489 for the three months ended June 30, 2006.  We had no income or expenses on real estate owned for the same period in 2005.

Other income consisted primarily of fees received on debit card transactions and sale of customer checks.  Other income was $53,638 and $105,149 for the three months ended June 30, 2006 and 2005, respectively.  A significant portion of the $51,511 decrease is related to a change in merchant service providers whereby we now receive a net fee related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred additional transaction costs.  Debit card transaction fees were $38,507 and $93,647 for the three months ended June 30, 2006 and 2005, respectively and represented 71.8% and 89.1% of total other income for the second quarters of 2006 and 2005, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest outside service expense.  The debit card transaction costs were $15,614 and $77,589 for the three months ended June 30, 2006 and 2005, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended June 30, 2006 and 2005 was $22,893 and $16,058, respectively.

Six months ended June 30, 2006 and 2005

Noninterest income in the six month period ended June 30, 2006 was $289,573, a decrease of 32.8% over noninterest income of $430,870 in the same period of 2005.  The $141,297 decrease in noninterest income is related to decreases of $36,907in loan fee income, $7,878 in service fees on deposit accounts, $14,489 in real estate owned operations, and $82,023 in other income.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $59,462 and $96,369 for the six months ended June 30, 2006 and 2005, respectively.  The $36,907 decrease for the six months ended June 30, 2006 compared to the same period in 2005 related primarily to a $15,322 reduction in mortgage origination fees and a $23,868 decrease in fees received from the issuance of letters of credit which were offset by a $2,283 increase in late charge fees.  Mortgage origination fees were $2,885 and $18,207 for the six months ended June 30, 2006 and 2005, respectively, while income related to amortization of fees on letters of credit was $16,654 and $40,522 for the first six months of 2006 and 2005, respectively.  Late charge fees were $39,923 and $37,640 for the six months ended June 30, 2006 and 2005, respectively.

Service fees on deposits were $128,259 and $136,137 for the six months ended June 30, 2006 and 2005, respectively.  While the number of client accounts continues to grow, the $7,878 decrease is primarily related to the amount of NSF fees collected in the first six months of 2006 compared to the same period in 2005.  NSF income decreased $11,857 to $71,091 for the six months ended June 30, 2006 from $82,948 for the same period in 2005, representing 55.4% of total service fees on deposits in the 2006 period compared to 60.9% of total service fees on deposits in the 2005 period.   Partially offsetting the decrease in NSF fees collected was a $3,570 increase in service charges on deposit accounts which were $48,116 for the six months ended June 30, 2006 compared to $44,546 for the same period ended June 30, 2005.

As a result of loans that were transferred into real estate owned in the first and second quarters of 2006, our cost of owning the real estate exceeded income derived from the property by $14,489 for the six months ended June 30, 2006.  We had no income or expenses on real estate owned for the same period in 2005.

Other income consists primarily of fees received on debit card transactions and sale of customer checks.  Other income was $116,341 and $198,364 for the six months ended June 30, 2006 and 2005, respectively.  A significant portion of the $82,023 decrease is related to a change in merchant service providers whereby we now receive a net fee related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred additional transaction costs.  Debit card transaction fees were $70,114 and $172,772 for the six months ended June 30, 2006 and 2005, respectively and represented 60.3% and 87.1% of total other income for the first six months of 2006 and 2005, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest outside service expense.  The debit card transaction costs were $38,812 and $142,231 for the six months ended June 30, 2006 and 2005, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the six months ended June 30, 2006 and 2005 was $31,302 and $30,541, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Compensation and benefits	$1,057,121	795,855	$2,090,862	$1,590,648
Professional fees	91,427	85,683	181,864	163,926
Marketing	103,556	118,029	242,125	208,308
Insurance	44,674	36,738	87,708	73,561
Occupancy	158,829	204,585	333,606	370,310
Data processing and related costs	198,719	232,597	396,589	447,805
Telephone	23,396	12,082	39,278	23,034
Other	91,676	63,008	186,910	155,196
Total noninterest expense	$1,769,398	1,548,577	$3,558,942	$3,032,788

Three months ended June 30, 2006 and 2005

We incurred noninterest expenses of $1.8 million for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005.  Average interest-earning assets increased 23.2% during this period, while general and administrative expense increased 14.3%.

For the three months ended June 30, 2006,compensation and benefits, occupancy, and data processing and related costs represented 80.0% of the total noninterest expense compared to 79.6% for the same period in 2005.

Six months ended June 30, 2006 and 2005

We incurred noninterest expenses of $3.6 million for the six months ended June 30, 2006 compared to $3.0 million for the six months ended June 30, 2005.  Average interest-earning assets increased 21.7% during this period, while general and administrative expense increased 17.3%.

For the six months ended June 30, 2006 compensation and benefits, occupancy, and data processing and related costs represented 79.3% of the total noninterest expense compared to 79.4% for the same period in 2005.

The following table sets forth information related to our compensation and benefits.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Base compensation	$752,415	$554,544	$1,478,247	$1,092,107
Incentive compensation	181,000	165,000	323,000	295,500
Total compensation	933,415	719,544	1,801,247	1,387,607
Benefits	157,856	110,526	364,085	268,766
Capitalized loan origination costs	(34,150)	(34,215)	(74,470)	(65,725)
Total compensation and benefits	$1,057,121	$795,855	$2,090,862	$1,590,648

Three months ended June 30, 2006 and 2005

Compensation and benefits expense was $1,057,121 and $795,855 for the three months ended June 30, 2006 and 2005, respectively.   Compensation and benefits represented 59.7% and 51.4% of our total noninterest expense for the three months June 30, 2006 and 2005, respectively.  The $261,266 increase in compensation and benefits in the second quarter of 2006 compared to the same period in 2005 resulted from increases of $197,871 in base compensation,  $16,000 in additional incentive compensation, and $47,330 higher benefits expense.  Capitalized loan origination costs, which are required to be capitalized and amortized over the life of the loan as a reduction of loan interest income decreased slightly, having virtually no impact on total compensation and benefits expense.

The $197,871 increase in base compensation expense related to the cost of 20 additional employees as well as annual salary increases. Five of the new employees relate to the staff that was hired for the new retail office that opened in the third quarter of 2005.  The remaining fifteen employees were hired to support the growth in both loans and deposits.   Incentive compensation represented 17.1% and 20.7 % of total compensation and benefits for the three months ended June 30, 2006 and 2005, respectively.  The incentive compensation expense recorded for the second quarter of 2006 and 2005 represented an accrual of the portion of the estimated incentive compensation earned during the second quarter of the respective year.  Benefits expense increased $47,330 in the second quarter of 2006 compared to the same period in 2005.  Benefits expense represented 16.9% and 15.4% of the total compensation for the three months ended June 30, 2006 and 2005, respectively.

Six months ended June 30, 2006 and 2005

Compensation and benefits expense was $2,090,862 and $1,590,648 for the six months ended June 30, 2006 and 2005, respectively.   Compensation and benefits represented 58.7% and 52.4% of our total noninterest expense for the six months ended June 30, 2006 and 2005, respectively.  The $500,214 increase in compensation and benefits in the first six months of 2006 compared to the same period in 2005 resulted from increases of $386,140 in base compensation,  $27,500 in additional incentive compensation, and $95,319 higher benefits expense.  These amounts were partly offset by an increase of $8,745 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $386,140 increase in base compensation expense related to the cost of 20 additional employees as well as annual salary increases. Five of the new employees relate to the staff hired for the new retail office that opened in the third quarter of 2005.  The remaining fifteen employees were hired to support the growth in both loans and deposits.  Incentive compensation represented 15.4% and 18.6 % of total compensation and benefits for the six months ended June 30, 2006 and 2005, respectively.  The incentive compensation expense recorded for the first six months of 2006 and 2005 represented an accrual of the portion of the estimated incentive compensation earned during the first six months of the respective year.  Benefits expense increased $95,319 in the first six months of 2006 compared to the same period in 2005.  Benefits expense represented 20.2% and 19.4% of the total compensation for the six months ended June 30, 2006 and 2005, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Data processing costs	$132,198	$111,811	$259,284	$224,184
Debit card transaction expense	15,614	77,589	38,812	142,231
Courier expense	21,956	21,055	45,166	40,012
Other expenses	28,951	22,142	53,327	41,378
Total data processing and related costs	$198,719	$232,597	$396,589	$447,805

Data processing and related costs were $198,719 and $232,597, a decrease of $33,878, for the three months ended June 30, 2006 and 2005, respectively.  During the first six months of 2006 and the same period of 2005, our data processing and related costs were $396,589 and $447,805, respectively, a decrease of $51,216.

During the three months ended June 30, 2006, our data processing costs for our core processing system were $132,198 compared to $111,811 for the three months ended June 30, 2005.   We have contracted with an outside computer service company to provide our core data processing services.  During the six months ended June 30, 2006 and 2005, data processing costs were $259,284 and $224,184, respectively.

Data processing costs increased $20,387, or 18.2%, for the three months ended June 30, 2006 compared to the same period in 2005.  For the six months ended June 30, 2006, data processing costs increased $35,100, or 15.7%, compared to the same period in 2005.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $15,614 and $77,589 for the three months ended June 30, 2006 and 2005, respectively.    The decrease of $61,975 relates primarily to a change in merchant service card providers, whereby we now receive net fee income related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred a higher transaction cost.  During the first six months of 2006 and 2005, debit card transaction expense was $38,812 and $142,231, respectively.  The decrease of $103,419 relates primarily to a change in merchant service card providers as discussed above.

Occupancy expense, which represented 9.0% and 13.2% of total noninterest expense for the three months ended June 30, 2006 and 2005, respectively, decreased $45,756, in spite of the addition of two new retail offices.  The additional costs of the two new retail offices were largely offset because we purchased our main retail office and headquarter building at the end of 2005.  The depreciation expense related to our main office and headquarter building is significantly less than the rent expense paid in prior years.  Occupancy expense was $158,829 and $204,585 for the three months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006, occupancy expense decreased $36,704 to $333,606 from $370,310 for the same period ended June 30, 2005.  Occupancy expense represented 9.4% and 12.2% of total noninterest expense for the first six months of 2006 and 2005, respectively.

The remaining $39,189 increase in noninterest expense for the three month period ended June 30, 2006 compared to the same period in 2005 was primarily a result of increases in telephone expenses and other expenses  which increased by $11,314 and $28,668, respectively.  Other expenses increased due to additional dues and subscriptions and postage expenses.  Offsetting these increases was a decrease of $14,473 in marketing expenses for the three months ended June 30, 2006 as our marketing strategy focused on several promotions earlier in the year.  For the six month period ended June 30, 2006, remaining noninterest expenses increased $113,860 from the same period in 2005.  Of this amount, marketing expenses represented $33,817 of the increase, professional fees represented $17,938of the increase, and other expenses represented $31,714 of the increase.  The increase in marketing expenses relates to expanding our market awareness in the Greenville market, while the additional professional fees relates primarily to additional legal and accounting fees related to SEC reporting requirements and the overall growth of our company.  A significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

Income tax expense was $557,531 for the three months ended June 30, 2006 compared to $503,598 during the same period in 2005.   For the six months ended June 30, 2006, income tax expense was $1.0 million compared to $908,204 for the same period in 2005.  The increases related primarily to the higher level of income before taxes.

Balance Sheet Review

General

                At June 30, 2006, we had total assets of $455.3 million, consisting principally of $373.4 million in loans, $56.1 million in investments, $4.5 million in federal funds sold, and $9.5 million in cash and due from banks.  Our liabilities at June 30, 2006 totaled $423.3 million, which consisted principally of $294.9 million in deposits, $97.5 million in FHLB advances, $13.7 million in short-term borrowings, $1.3 million of official checks outstanding, and $13.4 million in junior subordinated debentures.  At June 30, 2006, our shareholders' equity was $32.0 million.

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

Federal Funds Sold

                At June 30, 2006, our federal funds sold were $4.5 million, or 1.0% of total assets.  At December 31, 2005, our $19.4 million in short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets.  Due to the large amount of official checks outstanding, our federal funds sold were higher than normal at December 31, 2005.

Investments

                Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Federal agencies	$1,002	5.48%	$1,952	5.06%	$-	-	$-	-	$2,954	5.20%
State and political subdivisions	-	-	-	-	-	-	1,255	3.83%	1,255	3.83%
Mortgage-backed securities	-	-	-	-	5,001	5.32%	22,117	5.28%	27,118	5.29%
Total	$1,002	5.48%	$1,952	5.06%	$5,001	5.32%	$23,372	5.21%	$31,327	5.23%

Held to Maturity
Mortgage-backed securities	$-	-	$-	-	$499	3.77%	$17,704	4.59%	$18,203	4.57%

                 At June 30, 2006, our investments included securities issued by Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association with carrying values of $1.0 million, $15.3 million, and $32.0 million, respectively.

    The amortized costs and the fair value of our investments at June 30, 2006 and December 31, 2005 are shown in the following table.

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Federal agencies	$2,997	$2,954	$1,005	$1,012
State and political subdivisions	1,291	1,255	1,292	1,292
Mortgage-backed securities	27,806	27,118	9,242	9,007
Total	$32,094	$31,327	$11,539	$11,311

Held to Maturity
Mortgage-backed securities	$18,203	$17,230	$19,345	$18,709

                  Other investments totaled $6.6 million at June 30, 2006 and consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $5.2 million.

At June 30, 2006, we had $56.1 million in our investment securities portfolio which represented approximately 12.3% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $48.6 million and an amortized cost of $50.3 million for an unrealized loss of $1.7 million.  We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer.  Therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Loans

                Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2006 and 2005, average loans were $362.3 million and $297.4 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2006 were $377.6 million.  Average loans for the year ended December 31, 2005 were $310.3 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2005 were $338.5 million.

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

   The following table summarizes the composition of our loan portfolio June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$73,963	19.6%	$72,222	21.3%
Non-owner occupied	113,692	30.1%	96,950	28.7%
Construction	21,441	5.7%	14,661	4.3%
Total commercial real estate	209,096	55.4%	183,833	54.3%
Consumer:
Residential	55,227	14.6%	50,756	15.0%
Home equity	36,900	9.8%	37,254	11.0%
Construction	6,969	1.8%	5,409	1.6%
Total consumer real estate	99,096	26.2%	93,419	27.6%
Total real estate	308,192	81.6%	277,252	81.9%
Commercial business	62,954	16.7%	53,753	15.9%
Consumer-other	7,306	1.9%	8,211	2.4%
Deferred origination fees, net	(819)	(0.2)%	(685)	(0.2)%
Total gross loans, net of
deferred fees	377,633	100.0%	338,531	100.0%
Less-allowance for loan losses	(4,234)		(4,490)
Total loans, net	$373,399		$334,041

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2006.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$51,959	$190,460	$37,363	$279,782
Real estate - construction	11,357	15,035	2,018	28,410
Total real estate	63,316	205,495	39,381	308,192

Commercial business	38,228	23,916	810	62,954
Consumer-other	4,137	2,851	318	7,306
Deferred origination fees, net	(225)	(506)	(88)	(819)
Total gross loans, net of deferred fees	$105,456	$231,756	$40,421	$377,633
Loans maturing after one year with:
Fixed interest rates				$123,704
Floating interest rates				$148,473

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2005.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$48,762	$173,373	$35,047	$257,182
Real estate - construction	9,359	6,708	4,003	20,070
Total real estate	58,121	180,081	39,050	277,252

Commercial business	31,849	21,564	340	53,753
Consumer - other	4,210	3,689	312	8,211
Deferred origination fees, net	(188)	(399)	(98)	(685)
Total gross loans, net of deferred fees	$93,992	$204,935	$39,604	$338,531
Loans maturing after one year with:
Fixed interest rates				$95,346
Floating interest rates				$149,193

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,490	$3,717

Loans charged-off	(1,139)	(12)

Recoveries of loans previously charged-off	83	62

Net loans (charged-off) recovery	$(1,056)	$50

Provision for loan losses	800	610

Balance, end of period	$4,234	$4,377

Allowance for loan losses to gross loans	1.12%	1.41%

Net charge-offs to average loans (annualized)	0.58%	0.00%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

                The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the six months ended June 30, 2006 and the year ended December 31, 2005.  All loans over 90 days past due are on and included in loans on nonaccrual.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Loans over 90 days past due	$528	$351

Loans on nonaccrual:
Mortgage	587	419
Commercial	21	41
Consumer	74	6
Total nonaccrual loans	682	466

Troubled debt restructuring	-	-

Total of nonperforming loans	682	466

Other nonperforming assets	1,594	-

Total nonperforming assets	$2,276	$466

Percentage of total assets	0.50%	0.12%

Percentage of nonperforming loans
and assets to gross loans	0.60%	0.14%

   The allowance for loan losses was $4.2 million at June 30, 2006 and $4.5 million at December 31, 2005, or 1.12% and 1.33% of outstanding loans, respectively.  During the year ended December 31, 2005, we had net charged-off loans of $227,048.  During the six months ended June 30, 2006 we had net charge-offs of $1.1 million, and a net recovery of $49,969 for the same period in 2005.

    The substantial portion, or $1.0 million, of loans charged-off during the six months ended June 30, 2006 relates to a group of loans with a common interest totaling $2.9 million.  These loans were secured by diversified real estate or vehicles, on which we have foreclosed.  We charged-off $318,000 related to this group of loans in the first quarter of 2006 and approximately $714,000 in the second quarter of 2006 in order to reduce the carrying value of these loans to what we believe is their fair market value.  During the second quarter of 2006, we sold $524,168 of the property which had secured these loans.  At June 30, 2006, the remaining $1.3 million in property which had secured these loans is recorded as other real estate owned our balance sheet.

    At June 30, 2006, the allowance for loan losses represented 6.2 times the amount of non-performing loans compared to 6.6 times at June 30, 2005.  As a result of this level of coverage on non-performing loans, we determined that the allowance for loan losses at June 30, 2006 was adequate.

    At June 30, 2006 and December 31, 2005, nonaccrual loans represented 0.18% and 0.14% of total loans, respectively.  At June 30, 2006 and December 31, 2005, we had $681,790 and $466,333 of loans, respectively, on nonaccrual status.   Generally, we place a loan on nonaccrual status when it becomes 90 days past due as to principal or interest or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first six months of 2006 was approximately $74,000.   The amount of interest income recorded in the first six months of 2006 for loans that were on nonaccrual at June 30, 2006 was approximately $28,000.

Deposits and Other Interest-Bearing Liabilities

                Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposit from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $81.4 million at December 31, 2005 and $76.8 million at June 30, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 128% and 133% at June 30, 2006 and December 31, 2005, respectively.

                The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2006 and 2005.

	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$23,325	- %	$17,149	- %
Interest bearing demand deposits	39,053	1.84%	29,013	1.38%
Money market accounts	67,989	3.36%	46,389	1.73%
Saving accounts	1,339	0.42%	1,337	0.34%
Time deposits less than $100,000	31,389	4.10%	23,967	3.11%
Time deposits greater than $100,000	112,822	4.46%	95,813	3.45%
Total deposits	$275,917	3.38%	$213,668	2.46%

Money market accounts and time deposits of $100,000 or more increased considerably for the six months ended June 30, 2006 compared to the same period in 2005.  The significant increase in money market accounts is attributed to the aggressive rates we offered on checking and money market accounts in conjunction with the addition of our two new retail offices.  The increase in time deposits is also related to the addition of the new retail offices, while a portion of the increase was offset by a decrease in wholesale deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $181.1 million, $136.5 million, and $113.1 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2006 (in thousands) was as follows:

Three months or less	$22,075
Over three through six months	21,195
Over six through twelve months	29,730
Over twelve months	40,865
Total	$113,865

 Capital Resources

Total shareholders' equity at June 30, 2006 was $32.0 million.  At December 31, 2005, total shareholders' equity was $30.5 million.  The increase during the first six months of 2006 resulted primarily from the $1.8 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2006 and the year ended December 31, 2005.  Since our inception, we have not paid cash dividends.

	June 30, 2006	December 31, 2005
Return on average assets	0.86%	0.70%
Return on average equity	11.54%	8.44%
Equity to assets ratio	7.48%	8.36%

                 Our return on average assets was .86% for the six months ended June 30, 2006, an increase from .70% for the year ended December 31, 2005.  In addition, our return on average equity increased to 11.54% for the six months ended June 30, 2006, from 8.44% for the year ended December 31, 2005.  The lower returns for the year ended December 31, 2005 relate to the one-time impairment charge that occurred in the late 2005.   The decrease in the equity to assets ratio from December 31, 2005 is a function of the $66.4 million increase in average assets compared to the $1.8 million increase in average equity.

The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies."  On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a "small bank holding company."  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.   In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a "material" amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

              The following table sets forth the holding company's and the bank's various capital ratios at June 30, 2006 and at December 31, 2005.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2006		December 31, 2005
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.8%	12.8%	14.9%	13.7%
Tier 1 risk-based capital	12.6%	11.7%	13.6%	12.4%
Leverage capital	10.3%	9.4%	11.6%	10.5%

Borrowings

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum	Average for the
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the six months
ended June 30, 2006
Federal Home Loan Bank advances	$97,500	4.33%	$100,500	$82,421	4.19%
Securities sold under agreement to
repurchase	13,730	5.22%	14,434	14,198	4.83%
Federal funds purchased	-	5.27%	1,471	921	5.41%
Junior subordinated debentures	13,403	7.69%	13,403	13,403	6.99%

At or for the year
ended December 31, 2005
Federal Home Loan Bank advances	$79,500	3.84%	$81,500	$74,013	3.44%
Securities sold under agreement to
repurchase	14,680	4.32%	18,947	16,710	3.35%
Federal funds purchased	-	4.60%	-	755	2.93%
Junior subordinated debentures	13,403	6.74%	13,403	6,384	6.57%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2006, unfunded commitments to extend credit were $75.9 million, of which $34.5 million was at fixed rates and $41.4 million was at variable rates.  At December 31, 2005, unfunded commitments to extend credit were $70.8 million, of which approximately $27.6 million was at fixed rates and $43.2 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2006, there was a $1.8 million commitment under letters of credit.  At December 31, 2005, there was a $3.8 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were asset sensitive during most of the year ended December 31, 2005 and during the six months ended June 30, 2006.  As of June 30, 2006, we expect to be asset sensitive for the first three months, then we expect to be liability sensitive for the following nine months.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 55% and 61% of our loans were variable rate loans at June 30, 2006 and December 31, 2005, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (13.4%) because $58.0 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

                 At June 30, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $14.0 million, or 3.1% of total assets.  Our investment securities at June 30, 2006 amounted to $56.1 million, or 12.3% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $22.1 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2005, our liquid assets amounted to $25.6 million, or 6.3% of total assets.  Our investment securities at December 31, 2005 amounted to $36.1 million, or 8.9% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2005 and the first six months of 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $23.1 million for which there were no borrowings against the lines at June 30, 2006.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at June 30, 2006 was $5.4 million, based on the bank's $5.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

                We have signed a ten-year, five-month lease on a new site for our headquarters and main office that are to be relocated in 2006.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease in order to induce us to enter into the agreement.  In accordance with SFAS No. 13, "Accounting for Leases," we will amortize the discounted rent over the initial lease term.  Beginning in the fourth quarter of 2006, the monthly rent expense will be approximately $41,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our liquidity needs.

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

The following table sets forth information regarding our rate sensitivity as of June 30, 2006 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,531	$-	$-	$-	$4,531
Investment securities	2,754	4,946	21,771	20,058	49,529
Loans	215,522	16,640	112,987	32,622	377,771

Total earning assets	$222,807	$21,586	$134,758	$52,680	$431,831

Interest-bearing liabilities:
Money market and NOW	$117,883	$-	$-	$-	$117,883
Regular savings	1,305	-	-	-	1,305
Time deposits	27,636	80,938	42,237	407	151,218
Repurchase agreements	13,730	-	-	-	13,730
FHLB advances	25,000	22,500	47,000	3,000	97,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$198,957	$103,438	$89,237	$3,407	$395,039

Period gap	$23,850	$(81,852)	$45,521	$49,273
Cumulative gap	23,850	(58,002)	(12,481)	36,792

Ratio of cumulative gap to total earning assets	5.5%	(13.4%)	(2.9%)	8.5%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$19,381	$-	$-	$-	$19,381
Investment securities	1,414	5,255	16,322	7,664	30,655
Loans	213,020	14,672	80,434	30,601	338,727

Total earning assets	$233,815	$19,927	$96,756	$38,265	$388,763

Interest-bearing liabilities:
Money market and NOW	$85,738	$-	$-	$-	$85,738
Regular savings	1,319	-	-	-	1,319
Time deposits	19,468	71,692	50,749	3,469	145,378
Repurchase agreements	14,680	-	-	-	14,680
FHLB advances	27,000	10,000	39,500	3,000	79,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$161,608	$81,692	$90,249	$6,469	$340,018

Period gap	$72,207	$(61,765)	$6,507	$31,796
Cumulative gap	72,207	10,442	16,949	48,745

Ratio of cumulative gap to total earning assets	18.6%	2.7%	4.4%	12.5%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2006 from that presented in our annual report on Form 10-K for the year ended December 31, 2005.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.             Defaults Upon Senior Securities.

Not applicable

Item 4.             Submission of Matters to a Vote of Security Holders.

              At the company's annual meeting of shareholders held May 17, 2006, the election of three members of the board of directors as Class I directors for a three-year term and the ratification for adoption of the 2006 Greenville First Bancshares, Inc. Restricted Stock Plan were the only matters submitted to a vote of security holders during the three months ended June 30, 2006.  The following paragraph describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each matter (except as provided below, there were no broker non-votes).

              Our board of directors is divided into three classes with each class to be nearly equal in number as possible.  The three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders.  The current Class I directors are Mark A. Cothran, Rudolph G. Johnstone, III, M.D., and R. Arthur Seaver, Jr.  The current Class II directors are Leighton M. Cubbage, David G. Ellison, James B. Orders, and Willam B. Sturgis.  The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr.

              The previous terms of the Class I directors expired at the annual meeting.  Each of the three current Class I directors was nominated for election and stood for election at the annual meeting on May 17, 2006 for a three-year term. The number of votes for the election of the Class I directors were as follows:  For Mr. Cothran - 2,296,760; for Dr. Johnstone - 2,296,760; and for Mr. Seaver - 2,296,760.  The number of votes against the directors were as follows:  Mr. Cothran - 0; Dr. Johnstone - 0; and Mr. Seaver - 0.   No shareholders voted to abstain.

              Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class I directors to serve a three-year term, expiring at the 2009 annual meeting of sharehlders was recorded in our minute book from the annual meeting of shareholders.

              On March 21, 2006, our board of directors adopted, subject to shareholder approval, the 2006 Greenville First Restricted Stock Plan that provides for the grant of stock awards to our employees, directors, and consultants.  A total of 10,000 shares of common stock have been reserved for issuance pursuant to awards under the plan, subject to the anti-dilution provisions of the plan.  As of June 30, 2006, no stock grants have been awarded.  The number of votes for the ratification of the Restricted Stock Plan was 1,211,258.  The number of votes against the ratification of the Restricted Stock Plan was 18,679, while 23,500 votes were abstained.  Because we received the affirmative vote of the holders of a majority of the shares of common stock present and entitled to vote on this item at the annual meeting, the approval of the 2006 Greenville First Restricted stock Plan was recorded in our minute book.

              There were no other matters voted on by the company's shareholders at our annual meeting held on May 17, 2006.

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

GREENVILLE FIRST BANCSHARES, INC.
Registrant

Date: August 8, 2006	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Principal Executive Officer

Date: August 8, 2006	/s/James M. Austin, III
James M. Austin, III
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.