Form 10-Q
period 2006-09-30
GREENVILLE FIRST BANCSHARES INC
filed 2006-11-13
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,933,868 shares of common stock,
$.01 par value per share, were issued and outstanding as of October 25, 2006.

GREENVILLE FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,270,282	$6,223,397
Federal funds sold	5,113,284	19,380,755
Investment securities available for sale	49,440,232	11,310,956
Investment securities held to maturity-
(fair value $16,887,932 and $18,709,112)	17,518,379	19,345,016
Other investments, at cost	6,880,100	5,475,400
Loans, net	385,739,546	334,040,776
Property and equipment, net	6,340,911	5,576,882
Accrued interest receivable	2,272,331	1,694,648
Bank owned life insurance	8,055,000	-
Other real estate owned	779,218	-
Other assets	2,730,162	2,264,713

Total assets	$495,139,445	$405,312,543

Liabilities
Deposits	$339,959,604	$254,148,041
Official checks outstanding	770,595	7,786,468
Federal funds purchased and repurchase agreements	-	14,680,000
Federal Home Loan Bank advances	104,500,000	79,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	2,173,939	1,510,635
Accounts payable and accrued expenses	998,686	3,811,652

Total liabilities	461,805,824	374,839,796

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01
Authorized, 10,000,000 shares, issued and outstanding 2,933,868 and
2,659,719 at September 30, 2006 and December 31, 2005, respectively	29,339	26,597
Additional paid-in capital	30,820,044	25,626,740
Accumulated other comprehensive loss	(170,538)	(150,602)
Retained earnings	2,654,776	4,970,012

Total shareholders' equity	33,333,621	30,472,747

Total liabilities and shareholders' equity	$495,139,445	$405,312,543

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	September 30,
	2006	2005
	(Unaudited)
Interest income
Loans	$7,266,867	$5,234,626
Investment securities	766,990	416,249
Federal funds sold	100,211	18,436

Total interest income	8,134,068	5,669,311
Interest expense
Deposits	3,068,681	1,629,321
Borrowings	1,371,967	935,121
Total interest expense	4,440,648	2,564,442

Net interest income	3,693,420	3,104,869
Provision for loan losses	400,000	225,000

Net interest income after provision for loan losses	3,293,420	2,879,869

Noninterest income
Loan fee income	29,683	42,000
Service fees on deposit accounts	66,772	58,446
Other real estate owned activity	(88,903)	-
Other income	105,375	101,405

Total noninterest income	112,927	201,851

Noninterest expenses
Compensation and benefits	1,085,922	837,851
Professional fees	126,386	67,895
Marketing	108,067	104,834
Insurance	48,068	39,188
Occupancy	161,981	211,813
Data processing and related costs	225,558	229,167
Telephone	20,540	11,391
Other	77,654	83,903

Total noninterest expenses	1,854,176	1,586,042

Income before income taxes expense	1,552,171	1,495,678

Income tax expense	532,494	568,357

Net income	$1,019,677	$927,321

Earnings per common share
Basic	$.35	$.32
Diluted	$.32	$.29

Weighted average common shares outstanding
Basic	2,933,721	2,925,698
Diluted	3,231,605	3,224,499

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended
	September 30,
	2006	2005
	(Unaudited)
Interest income
Loans	$20,210,226	$14,176,899
Investment securities	1,855,836	1,251,114
Federal funds sold	192,007	51,756

Total interest income	22,258,069	15,479,769
Interest expense
Deposits	7,696,917	4,237,255
Borrowings	3,945,043	2,535,716
Total interest expense	11,641,960	6,772,971

Net interest income	10,616,109	8,706,798
Provision for loan losses	1,200,000	835,000

Net interest income after provision for loan losses	9,416,109	7,871,798

Noninterest income
Loan fee income	89,145	138,369
Service fees on deposit accounts	195,031	194,583
Other real estate owned activity	(103,392)	-
Other income	221,716	299,768

Total noninterest income	402,500	632,720

Noninterest expenses
Compensation and benefits	3,176,784	2,428,499
Professional fees	308,250	231,821
Marketing	350,192	313,142
Insurance	135,776	112,749
Occupancy	495,587	582,123
Data processing and related costs	622,147	676,972
Telephone	59,818	34,425
Other	264,564	239,099

Total noninterest expenses	5,413,118	4,618,830

Income before income taxes expense	4,405,491	3,885,688

Income tax expense	1,573,955	1,476,561

Net income	$2,831,536	$2,409,127

Earnings per common share
Basic	$.97	$.82
Diluted	$.87	$.75

Weighted average common shares outstanding
Basic	2,930,898	2,921,304
Diluted	3,237,901	3,217,858

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2006  AND 2005
(Unaudited)

				Accumulated		Total
			Additional	other		share-
	Common stock		paid-in	comprehensive	Retained	holders'
	Shares	Amount	capital	income (loss)	earnings	equity

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	2,409,127	2,409,127

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(106,731)	-	(106,731)

Comprehensive income	-	-	-	-	-	2,302,396

Proceeds from exercise of stock
options and warrants	11,731	117	80,481	-	-	80,598

September 30, 2005	2,659,725	$26,597	$25,626,740	$(56,742)	$4,864,987	$30,461,582

December 31, 2005	2,659,719	$26,597	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	2,831,536	2,831,536

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(19,936)	-	(19,936)

Comprehensive income	-	-	-	-	-	2,811,600

Proceeds from exercise of stock
options	7,500	75	49,645	-	-	49,720

Stock dividend (10%), net of cash in
lieu of fractional shares	266,649	2,667	5,143,659	-	(5,146,772)	(446)

September 30, 2006	2,933,868	$29,339	$30,820,044	$(170,538)	$2,654,776	$33,333,621

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2006	2005
	(Unaudited)
Operating activities
Net income	$2,831,536	$2,409,127
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,200,000	835,000
Depreciation and other amortization	259,626	187,569
Accretion and amortization of securities discounts and premium, net	80,005	96,280
Gain on sale of real estate owned	(1,065)	-
Increase in deferred tax asset	(402,413)	(124,447)
Increase in other assets, net	(630,448)	(286,791)
Increase (decrease) in other liabilities, net	(9,165,535)	1,157,295

Net cash provided by (used for) operating activities	(5,828,294)	4,274,033

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(55,017,192)	(43,932,332)
Purchase of property and equipment	(1,023,655)	(1,910,389)
Purchase of investment securities:
Available for sale	(41,828,730)	-
Held to maturity	-	(10,258,021)
Other investments	(5,567,200)	(3,944,250)
Payments and maturity of investment securities:
Available for sale	3,624,315	1,424,652
Held to maturity	1,791,564	2,921,643
Other investments	4,162,500	2,459,700
Purchase of bank owned life insurance	(8,055,000)	-
Proceeds from sale of real estate acquired in settlement of loans	1,340,269	28,000

Net cash used for investing activities	(100,573,129)	(53,210,997)

Financing activities
Increase in deposits, net	85,811,563	32,019,790
Increase (decrease) in short-term borrowings	(14,680,000)	3,132,001
Proceeds from the exercise of stock options	49,720	80,598
Increase in Federal Home Loan Bank advances	25,000,000	20,840,000
Cash in lieu of fractional shares	(446)	-

Net cash provided by financing activities	96,180,837	56,072,389

Net increase (decrease) in cash and cash equivalents	(10,220,586)	7,135,425

Cash and cash equivalents at beginning of the period	25,604,152	5,338,336

Cash and cash equivalents at end of the period	$15,383,566	$12,473,761

Supplemental information
Cash paid for
Interest	$10,978,656	$6,088,475

Income taxes	$1,976,369	$1,982,000

Schedule of non-cash transactions
Foreclosure of real estate	$2,118,421	$-

Unrealized loss on securities, net of income taxes	$(19,936)	$(106,731)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation
Business activity

             Greenville First Bancshares, Inc. is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. and all of the stock of Greenville First Statutory Trust I and Trust II (collectively the "Trusts").  The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The bank owns all of the capital stock of JB Properties.  This subsidiary is for the purpose of owning real estate acquired in loan foreclosures.  The Trusts are special purpose subsidiaries for the sole purpose of issuing trust preferred securities.

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2005 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  The financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46.

 Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Stock Dividend

             On June 20, 2006, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in the Consolidated Statements of Income and in Note 4.

 Note 3 - Line of Credit

             The company has an unused $4.5 million revolving line of credit with another bank that matures on March 20, 2007.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at September 30, 2006 was 7.37%.  The company has pledged the stock of the bank as collateral for this line of credit.  The line of credit agreement contains various covenants related to net income and asset quality.  As of September 30, 2006, the company believes it is in compliance with all covenants.

Note 4 - Earnings per Share
             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2006 and 2005.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the "treasury stock" method.

	Three months ended September 30,
	2006	2005

Basic Earnings Per Share
Average common shares	2,933,721	2,925,698
Net income	$1,019,677	$927,321
Earnings per share	$0.35	$0.32

Diluted Earnings Per Share
Average common shares	2,933,721	2,925,698
Average dilutive common shares	297,884	298,801
Adjusted average common shares	3,231,605	3,224,499
Net income	$1,019,677	$927,321
Earnings per share	$0.32	$0.29

	Nine months ended September 30,
	2006	2005

Basic Earnings Per Share
Average common shares	2,930,898	2,921,304
Net income	$2,831,536	$2,409,127
Earnings per share	$0.97	$0.82

Diluted Earnings Per Share
Average common shares	2,930,898	2,921,304
Average dilutive common shares	307,003	296,554
Adjusted average common shares	3,237,901	3,217,858
Net income	$2,831,536	$2,409,127
Earnings per share	$0.87	$0.75

Note 5 - Stock Based Compensation

            The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plan.  The company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25").  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the company's stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized. On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

            In adopting SFAS No. 123, the company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  All stock options were fully vested at September 30, 2006.

	Three Months Ended September 30
	2006	2005

Net income as reported	$1,019,677	$927,321
Add: Stock-based employee compensation expense included in reported net
income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	-	(17,992)

Pro forma net income including stock-based compensation cost based on fair-
value method	$1,019,677	$909,329

Earnings per share:
Basic - as reported	$0.35	$0.32
Basic - pro forma	$0.35	$0.31

Diluted - as reported	$0.32	$0.29
Diluted - pro forma	$0.32	$0.28

	Nine Months Ended September 30
	2006	2005

Net income as reported	$2,831,536	$2,409,127
Add: Stock-based employee compensation expense included in reported net
income, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	-	(53,976)

Pro forma net income including stock-based compensation cost based on fair-
value method	$2,831,536	$2,355,151

Earnings per share:
Basic - as reported	$0.97	$0.82
Basic - pro forma	$0.97	$0.81

Diluted - as reported	$0.87	$0.75
Diluted - pro forma	$0.87	$0.73

             The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 6.76% for 2005, risk-free interest rate of 4.02% for 2005, expected lives of the options 10 years, and the assumed dividend rate was zero.  No options were granted during the nine month period ended September 30, 2006.

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

Overview

               We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first nine months of 2006.  To support this growth, we conducted an underwritten public offering of our common stock in 2004.  On September 24, 2004 and October 15, 2004, we sold 800,000 and 120,000 shares, respectively, of common stock.  The net proceeds from this offering were approximately $15.0 million.

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

Effect of Economic Trends

          Beginning in July of 2004 and through the third quarter of 2006, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 17 times for a total of 425 basis points.  Three of these rate increases occurred during the first six months of 2006 for a total of 75 basis points.  However, the Federal Reserve allowed short-term rates to remain unchanged during the third quarter of 2006, leading many economists to believe that the Federal Reserve is nearing the end of this cycle of rate increases.  The following discussion includes our analysis of the effect we anticipate changes in interest rates will have on our financial condition.  However, no assurance can be given related to future actions that the Federal Reserve may choose to take or that the results we anticipate will actually occur.

 Results of Operations

Income Statement Review

 Summary

Three months ended September 30, 2006 and 2005

Our net income was $1.0 million and $927,321 for the three months ended September 30, 2006 and 2005, respectively, an increase of $92,356, or 10.0%.  The increase in net income resulted primarily from an increase of $588,551 in net interest income and $35,863 decrease in income tax expense which were partially offset by an increase of $175,000 in the provision for loan losses, a decrease of $88,924 in noninterest income, and $268,134 of additional noninterest expense.  Our efficiency ratio was 48.7% and 48.0% for the three months ended September 30, 2006 and 2005, respectively.  Our efficiency ratio declined slightly because our net interest income and other income increased at a lower rate than the increases in our overhead expenses.

Nine months ended September 30, 2006 and 2005

                Our net income was $2.8 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $422,409, or 17.5%.  The increase in net income resulted primarily from an increase of $1.9 million in net interest income, partly offset by an increase of $365,000 in the provision for loan losses, a decrease of $230,220 in noninterest income, $794,288 of additional noninterest expense and a $97,394 increase in income tax expense.  Our efficiency ratio was 49.1% and 49.5% for the nine months ended September 30, 2006 and 2005, respectively.  Our efficiency ratio has improved because our net interest income and other income increased at a higher rate than the increases in our overhead expenses.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2006, our average loan portfolio was $65.4 million higher compared to the average for the nine months ended September 30, 2005.  The growth in the first nine months of 2006 was $51.8 million.  We anticipate the growth in loans will continue to drive our growth in assets and our growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At September 30, 2006, net loans represented 77.9% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities have risen during 2006 and we obtained these additional deposits, we increased the size of the investment portfolio.  As a result, net loans as a percentage of total assets has actually decreased from the 84% amount at June 30, 2006.  Our investment portfolio increased by $37.7 million in the first nine months of 2006.  At September 30, 2006, investments and federal funds sold represented 15.9% of total assets.

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

In anticipation of rising interest rates, we opened one retail deposit office in March of 2005 and a second in November of 2005.  Our focus for these two locations is to obtain low cost transaction accounts that we believe will be less impacted by changing market rates.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  The two additional retail deposit offices are assisting us in meeting these objectives.  We also anticipate that deposit promotions and the opening of the two new offices will continue to have a negative impact on earnings in the year 2006.  However, we believe that these two strategies will provide additional clients in our local market and will provide a lower alternative cost of funding.  At September 30, 2006, retail deposits represented $247.8 million, or 50.0% of total assets, borrowings represented $117.9 million, or 23.8% of total assets, and wholesale out-of-market deposits represented $92.1 million, or 18.6% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at September 30, 2006, 52.0% of our loans had variable rates.  Given our percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated changes in market interest rates.

At September 30, 2006, 74.3% of our interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At September 30, 2006, we had $111.5 million more liabilities than assets that reprice within the next twelve months.  Based on a review of our deposit portfolio, we believe that the majority of our interest bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  We also have a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of September 30, 2006, the company's regulatory capital levels were over $12.4 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin was 3.25% and 3.35% for the three months and nine months ended September 3 0, 2006, respectively, while our net interest spread was 2.82% and 2.91% for the same periods, respectively.  During these periods, our net interest margin exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $44.4 million, and $45.4 million for the three and nine months ended September 30, 2006, respectively.

During the three and nine months ended September 30, 2006, our rates on both short-term or variable rate earning-assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve's actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread declined since more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the 12 month period ending September 30, 2006.  Given the fact that the Federal Reserve has increased short-term rates by 425 basis points since July 2004, we believe that short-term interest rates are currently at or near their peak.  Therefore, we have chosen to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve-month period.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine months ended September 30, 2006 and 2005.  A review of these tables show that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that the significant portion of the increases in net interest income in both the 2006 and 2005 periods have resulted from the increased levels of assets and liabilities in each period.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three-month and nine-month periods ended September 30, 2006 and 2005, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$7,482	$100	5.30%	$2,284	$18	3.13%
Investment securities	59,694	767	5.10%	37,174	416	4.44%
Loans	383,853	7,267	7.51%	317,680	5,235	6.54%
Total earning-assets	451,029	8,134	7.15%	357,138	5,669	6.30%
Non-earning assets	19,176			7,034
Total assets	$470,205			$364,172
Interest-bearing liabilities
NOW accounts	$30,821	145	1.87%	$27,049	97	1.42%
Savings & money market	93,989	828	3.50%	44,305	208	1.86%
Time deposits	169,864	2,096	4.90%	140,273	1,324	3.74%
Total interest-bearing deposits	294,674	3,069	4.13%	211,627	1,629	3.05%
FHLB advances	92,853	1,036	4.43%	75,185	676	3.57%
Other borrowings	19,107	336	6.98%	23,224	259	4.42%
Total interest-bearing liabilities	406,634	4,441	4.33%	310,036	2,564	3.28%
Non-interest bearing liabilities	30,542			23,648
Shareholders' equity	33,029			30,488
Total liabilities and shareholders' equity	$470,205			$364,172
Net interest spread			2.82%			3.02%
Net interest income / margin		$3,693	3.25%		$3,105	3.45%

(1) Annualized for the three month period.

Our net interest spread was 2.82% for the three months ended September 30, 2006, compared to 3.02% for the three months ended September 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  Because we had more interest-bearing liabilities than interest-earning assets that repriced, our net interest spread decreased 20 basis points in the three months ended September 30, 2006, compared to the same period in 2005.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the three months ended September 30, 2006 was 3.25%, compared to 3.45% for the three months ended September 30, 2005.  During the three months ended September 30, 2006, interest-earning assets averaged $451.0 million, compared to $357.1 million in the three months ended September 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $44.4 million and $47.1 million for the three month periods ended September 30, 2006 and 2005, respectively.

Our loan yield increased 97 basis points for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as a result of approximately 52% of the loan portfolio having variable rates, combined with the increase in rates over the twelve months ended September 30, 2006.  Offsetting the increase in our loan yield is a 108 basis point increase in the cost of our interest-bearing deposits for the third quarter of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates as a result of the number of increases in the market rate in the past twenty-four months.  In addition, the cost of our savings and money market accounts has increased by 164 basis points as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 86 basis point increase in FHLB advances and the 256 basis point increase in other borrowed funds in the third quarter of 2006 compared to the same period in 2005 resulted primarily from the impact of the 150 basis point increase in short-term market rates over the past twelve months.  The rate on other borrowings increased more than the increase in market rates as a result of the additional $7.2 million trust preferred securities that were obtained at a higher cost at the end of 2005.  As of September 30, 2006, approximately 48% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $3.7 million and $3.1 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $588,551.  Average earning assets were $93.9 million higher during the three months ended September 30, 2006 compared to the same period in 2005 and average interest-bearing liabilities increased by $96.6 million during the same period.  The higher average balances resulted in $636,000 additional net interest income.  Net interest income did not increase by the total impact of higher volumes due to the negative net impact that higher interest rates on both interest-earning assets and interest-bearing liabilities had on earnings.

Interest income for the three months ended September 30, 2006 was $8.1 million, consisting of $7.3 million on loans, $766,990 on investments, and $100,211 on federal funds sold.  Interest income for the three months ended September 30, 2005 was $5.7 million, consisting of $5.2 million on loans, $416,249 on investments, and $18,436 on federal funds sold.  Interest on loans for the three months ended September 30, 2006 and 2005 represented 89.3% and 92.3%, respectively, of total interest income, while income from investments and federal funds sold represented 10.7% and 7.7% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 85.1% and 89.0% of average interest-earning assets for the three months ended September 30, 2006 and 2005, respectively.  Included in interest income on loans for the three months ended September 30, 2006 and 2005 was $124,731 and $164,185, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2006 was $4.4 million, consisting of $3.1 million related to deposits and $1.4 million related to borrowings.  Interest expense for the three months ended September 30, 2005 was $2.6 million, consisting of $1.6 million related to deposits and $935,121 related to borrowings.  Interest expense on deposits for the three months ended September 30, 2006 and 2005 represented 69.1% and 63.5%, respectively, of total interest expense, while interest expense on borrowings represented 30.9% and 36.5%, respectively, of total interest expense for the same three month periods.  During the three months ended September 30, 2006, average interest-bearing deposits increased by $83.1 million over the same period in 2005, while FHLB and other borrowings during the three months ended September 30, 2006 increased $13.6 million over the same period in 2005.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended September 30,
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$4,988	$192	5.15%	$2,275	$52	3.06%
Investment securities	49,565	1,856	5.01%	37,412	1,251	4.47%
Loans	369,556	20,210	7.31%	304,201	14,177	6.23%
Total earning-assets	424,109	22,258	7.02%	343,888	15,480	6.02%
Non-earning assets	15,086			6,166
Total assets	$439,195			$350,054
Interest-bearing liabilities
NOW accounts	$36,279	502	1.85%	$28,383	296	1.39%
Savings & money market	77,639	1,964	3.38%	46,573	606	1.74%
Time deposits	152,855	5,231	4.58%	126,687	3,335	3.52%
Total interest-bearing deposits	266,773	7,697	3.86%	201,643	4,237	2.81%
FHLB advances	85,937	2,747	4.27%	73,468	1,822	3.32%
Other borrowings	26,041	1,198	6.15%	24,322	714	3.92%
Total interest-bearing liabilities	378,751	11,642	4.11%	299,433	6,773	3.03%
Non-interest bearing liabilities	28,323			21,244
Shareholders' equity	32,121			29,377
Total liabilities and shareholders' equity	$439,195			$350,054
Net interest spread			2.91%			2.99%
Net interest income / margin		$10,616	3.35%		$8,707	3.39%

(1) Annualized for the nine month period.

Our net interest spread was 2.91% for the nine months ended September 30, 2006, compared to 2.99% for the nine months ended September 30, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  Because we had more interest-bearing liabilities than interest-earning assets that repriced, our net interest spread decreased 8 basis points in the nine months ended September 30, 2006, compared to the same period in 2005.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the nine months ended September 30, 2006 was 3.35%, compared to 3.39% for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, interest-earning assets averaged $424.1 million, compared to $343.9 million in the nine months ended September 30, 2005.  Interest earning assets exceeded interest bearing liabilities by $45.4 million and $44.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Our loan yield increased 108 basis points for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of approximately 52% of the loan portfolio having variable rates, combined with the increase in rates over the twelve months ended September 30, 2006.  Offsetting the increase in our loan yield is a 105 basis point increase in the cost of our interest-bearing deposits for the first nine months of 2006 compared to the same period in 2005.  The increase in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates due to the number of increases in the market rate in the past twenty-four months.  In addition, the cost of our savings and money market accounts has increased by 164 basis points as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 95 basis point increase in FHLB advances and the 223 basis point increase in other borrowed funds in the first nine months of 2006 compared to the same period in 2005 resulted primarily from the impact of the 150 basis point increase in short-term market rates over the past twelve months.  The rate on other borrowings increased more than the increase in market rates as a result of the additional $7.2 million trust preferred securities that were obtained at a higher cost at the end of 2005.  As of September 30, 2006, approximately 48% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $10.6 million and $8.7 million for the nine months ended September 30, 2006 and 2005, respectively.  Of the $1.9 million increase in net interest income, approximately $1.8 million related to the impact of higher average earning assets and interest-bearing liabilities in the nine months ended September 30, 2006 compared to the same period in 2005.  Average earning assets were $80.2 million higher during the nine months ended September 30, 2006 compared to the same period in 2005, and average interest-bearing liabilities increased by $79.3 million during the same period.  The remaining increase in net interest income is largely a result of the net impact of higher interest rates on both interest-earning assets and interest-bearing liabilities.

Interest income for the nine months ended September 30, 2006 was $22.3 million, consisting of $20.2 million on loans, $1.9 million on investments, and $192,007 on federal funds sold.  Interest income for the nine months ended September 30, 2005 was $15.5 million, consisting of $14.2 million on loans, $1.3 million on investments, and $51,756 on federal funds sold.  Interest on loans for the nine months ended September 30, 2006 and 2005 represented 90.8% and 91.6%, respectively, of total interest income, while income from investments and federal funds sold represented only 9.2% and 8.4% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 87.1% and 88.5% of average interest-earning assets for the nine months ended September 30, 2006 and 2005, respectively.  Included in interest income on loans for the nine months ended September 30, 2006 and 2005, was $402,167 and $441,024, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the nine months ended September 30, 2006 was $11.6 million, consisting of $7.7 million related to deposits and $3.9 million related to borrowings.  Interest expense for the nine months ended September 30, 2005 was $6.8 million, consisting of $4.2 million related to deposits and $2.5 million related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2006 and 2005 represented 66.1% and 62.6%, respectively, of total interest expense, while interest expense on borrowings represented 33.9% and 37.4%, respectively, of total interest expense for the same periods.  During the nine months ended September 30, 2006, average interest-bearing deposits increased by $65.1 million over the same period in 2005, while FHLB and other borrowings during the nine months ended September 30, 2006 increased $14.2 million over the same period in 2005.  During the nine months ended September 30, 2006, we pledged additional collateral to the FHLB, allowing us to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

                 Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2006 vs. 2005				September 30, 2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,086	$776	$170	$2,032	$863	$773	$195	$1,831
Investment securities	252	62	37	351	177	8	6	191
Federal funds sold	41	13	28	82	2	8	2	12
Total interest income	1,379	851	235	2,465	1,042	789	203	2,034

Interest expense
Deposits	629	581	229	1,439	253	341	91	685
FHLB advances	159	163	38	360	67	221	42	330
Other borrowings	(46)	149	(26)	77	5	97	3	105
Total interest expense	742	893	241	1,876	325	659	136	1,120

Net interest income	$637	$(42)	$(6)	$589	$717	$130	$67	$914

	Nine Months Ended
	September 30, 2006 vs. 2005				September 30, 2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$3,042	$2,455	$536	$6,033	$2,673	$1,863	$549	$5,085
Investment securities	406	150	49	605	538	24	19	581
Federal funds sold	62	36	42	140	3	29	5	37
Total interest income	3,510	2,641	627	6,778	3,214	1,916	573	5,703

Interest expense
Deposits	1,378	1,568	514	3,460	622	885	220	1,727
FHLB advances	310	526	89	925	318	508	204	1,030
Other borrowings	50	405	29	484	47	247	30	324
Total interest expense	1,738	2,499	632	4,869	987	1,640	454	3,081

Net interest income	$1,772	$142	$(5)	$1,909	$2,227	$276	$119	$2,622

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

             Three and nine months ended September 30, 2006 and 2005

For the three months ended September 30, 2006, we incurred a noncash expense related to the provision for loan losses of $400,000, bringing the allowance for loan losses to $4.6 million, or 1.18% of gross loans, as of September 30, 2006.  During the three month period ended September 30, 2006, we charged-off $49,472 in loans and recorded $36,197 of recoveries on loans previously charged-off.  In contrast, for the third quarter of 2005, we added $225,000 to the provision for loan losses, resulting in an allowance of $4.6 million at September 30, 2005.  As of September 30, 2005, the allowance was at 1.41% of gross loans.  This higher than normal level was a result of only $29,661 of charged-off loans during the three months ended September 30, 2005, offset by recoveries of $62,286 for the same period, and other key factors which indicated potential underlying weaknesses in specific loans in the portfolio at the time.

For the nine months ended September 30, 2006, we incurred a noncash expense related to the provision for loan losses of $1.2 million, bringing the allowance for loan losses to $4.6 million, or 1.18% as a percentage of gross loans, as of September 30, 2006.  The $1.2 million provision for the nine months ended September 30, 2006 related primarily to the level of charge-offs that occurred during this period.   During the nine month period ended September 30, 2006, we charged-off $1.2 million in loans and recorded $119,152 of recoveries on loans previously charged-off.  In contrast, for the nine months ended September 30, 2005, we added $835,000 to the provision for loan losses, resulting in an allowance of $4.6 million at September 30, 2005.

The substantial portion, or $1.0 million, of loans charged-off in the nine months ended September 30, 2006 relates to a group of loans with a common interest totaling $2.9 million.  These loans were secured by diversified real estate or vehicles, on which we have foreclosed.  We charged-off $318,000 related to this group of loans in the first quarter of 2006 and $713,737 in the second quarter of 2006 in order to reduce the carrying value of these loans to what we believe is their fair market value.  During the second and third quarters of 2006, we sold $1.3 million of the property which had secured these loans.  At September 30, 2006, the remaining $779,218 in property which had secured these loans is recorded at their fair market value as other real estate owned on our consolidated balance sheet.

At September 30, 2006, the allowance for loan losses represented 7.1 times the amount of non-performing loans, compared to 3.8 times at September 30, 2005.  As a result of this level of coverage on non-performing loans, we determined that the provisions of $400,000 and $1.2 million for the three and nine months ended September 30, 2006 to be adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Loan fee income	$29,683	$42,000	$89,145	$138,369
Service fees on deposit accounts	66,772	58,446	195,031	194,583
Other real estate owned activity	(88,903)	-	(103,392)	-
Other income	105,375	101,405	221,716	299,768
Total noninterest income	$112,927	$201,851	$402,500	$632,720

 Three months ended September 30, 2006 and 2005

Noninterest income in the three month period ended September 30, 2006 was $112,927, a decrease of 44.1% over noninterest income of $201,851 in the same period of 2005.  The $88,924 decrease in noninterest income is related to decreases of $12,317 in loan fee income and a net loss of $88,903 in real estate owned operations, partially offset by an $8,326 increase in service fees on deposit accounts and a $3,970 increase in other income.

                Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $29,683 and $42,000 for the three months ended September 30, 2006 and 2005, respectively.  The $12,317 decrease for the three months ended September 30, 2006 compared to the same period in 2005 related primarily to an $9,787 reduction in mortgage origination fees and a $5,617 decrease in fees received from the issuance of letters of credit, offset by an increase of $3,087 in late charge fees.  Mortgage origination fees were $0 and $9,787 for the three months ended September 30, 2006 and 2005, respectively, while income related to amortization of fees on letters of credit was $7,465 and $13,082 for the third quarter of 2006 and 2005, respectively.  Late charge fees were $22,218 and $19,131 for the three months ended September 30, 2006 and 2005, respectively.

Service fees on deposits were $66,772 and $58,446 for the three months ended September 30, 2006 and 2005, respectively.  The $8,326 increase relates primarily to additional NSF fees collected on deposit accounts in the third quarter of 2006.  NSF income was $39,402 and $33,267 for the three months ended September 30, 2006 and 2005, respectively, representing 59.0% of total service fees on deposits in the 2006 period compared to 56.9% of total service fees on deposits in the 2005 period.  Partially offsetting the increase in NSF fees collected was a $1,969 decrease in service charges on deposit accounts which were $18,298 and $20,267 for the three months ended September 30, 2006 and 2005, respectively.

As a result of loans that were transferred into real estate owned in the first and second quarters of 2006, our cost of owning the real estate exceeded income derived from the property by $88,903 for the three months ended September 30, 2006.  We had no income or expenses on real estate owned for the same period in 2005.

Other income consisted primarily of income from bank owned life insurance, fees received on debit card transactions and sale of customer checks.  Other income was $105,375 and $101,405 for the three months ended September 30, 2006 and 2005, respectively.  A significant portion of the $3,970 increase is related to income earned on bank owned life insurance which we purchased in the third quarter of 2006.  Income derived from life insurance was $55,000 for the three months ended September 30, 2006.  Offsetting the income from life insurance was a $53,377 decrease in debit card transaction fees due to a change in merchant service providers whereby we now receive a net fee related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred additional transaction costs.  Debit card transaction fees were $36,661 and $90,038 for the three months ended September 30, 2006 and 2005, respectively and represented 34.8% and 88.8% of total other income for the third quarters of 2006 and 2005, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest outside service expense.  The debit card transaction costs were $21,387 and $75,790 for the three months ended September 30, 2006 and 2005, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended September 30, 2006 and 2005 was $15,274 and $14,248, respectively.

Nine months ended September 30, 2006 and 2005

               Noninterest income in the nine month period ended September 30, 2006 was $402,500, a decrease of 36.4% over noninterest income of $632,720 in the same period of 2005.  The $230,220 decrease in noninterest income is related to decreases of $49,224 in loan fee income and $78,052 in other income, and a net loss of $103,392 in real estate owned operations.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $89,145 and $138,369 for the nine months ended September 30, 2006 and 2005, respectively.  The $49,224 decrease for the nine months ended September 30, 2006 compared to the same period in 2005 related primarily to a $25,109 reduction in mortgage origination fees and a $29,486 decrease in fees received from the issuance of letters of credit which were offset by a $5,371 increase in late charge fees.  Mortgage origination fees were $2,885 and $27,994 for the nine months ended September 30, 2006 and 2005, respectively, while income related to amortization of fees on letters of credit was $24,118 and $53,604 for the first nine months of 2006 and 2005, respectively.  Late charge fees were $62,142 and $56,771 for the nine months ended September 30, 2006 and 2005, respectively.

Service fees on deposits were $195,031 and $194,583 for the nine months ended September 30, 2006 and 2005, respectively.  While the number of client accounts continues to grow, service fees on deposits increased only slightly due primarily to the amount of NSF fees collected in the first nine months of 2006 compared to the same period in 2005.  NSF income decreased $5,722 to $110,493 for the nine months ended September 30, 2006 from $116,215 for the same period in 2005, representing 56.7% of total service fees on deposits in the 2006 period compared to 59.7% of total service fees on deposits in the 2005 period.   Partially offsetting the decrease in NSF fees collected was a $1,600 increase in service charges on deposit accounts which were $66,414 for the nine months ended September 30, 2006 compared to $64,814 for the same period ended September 30, 2005.

As a result of loans that were transferred into real estate owned in the first and second quarters of 2006, our cost of owning the real estate exceeded income derived from the property by $103,392 for the nine months ended September 3 0, 2006.  We had no income or expenses on real estate owned for the same period in 2005.

Other income consisted primarily of income from bank owned life insurance, fees received on debit card transactions and sale of customer checks.  Other income was $221,716 and $299,768 for the nine months ended September 30, 2006 and 2005, respectively.  A significant portion of the $78,052 decrease is related to a change in merchant service providers whereby we now receive a net fee related to the service provided to our merchant clients, offset by income from bank owned life insurance which we purchased in the third quarter of 2006.  Income derived from life insurance was $55,000 for the nine months ended September 30, 2006. Debit card transaction fees decreased during the nine months ended September 30, 2006, because in prior years, we received a substantially higher fee, but also incurred additional transaction costs.  Debit card transaction fees were $106,775 and $262,810 for the nine months ended September 30, 2006 and 2005, respectively and represented 48.2% and 87.7% of total other income for the first nine months of 2006 and 2005, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest outside service expense.  The debit card transaction costs were $60,199 and $218,021 for the nine months ended September 30, 2006 and 2005, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the nine months ended September 30, 2006 and 2005 was $46,576 and $44,789, respectively.

Noninterest expenses

                The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Compensation and benefits	$1,085,922	$837,851	$3,176,784	$2,428,499
Professional fees	126,386	67,895	308,250	231,821
Marketing	108,067	104,834	350,192	313,142
Insurance	48,068	39,188	135,776	112,749
Occupancy	161,981	211,813	495,587	582,123
Data processing and related costs	225,558	229,167	622,147	676,972
Telephone	20,540	11,391	59,818	34,425
Other	77,654	83,903	264,564	239,099
Total noninterest expense	$1,854,176	$1,586,042	$5,413,118	$4,618,830

Three months ended September 30, 2006 and 2005

We incurred noninterest expenses of $1.9 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005.  Average interest-earning assets increased 26.3% during this period, while general and administrative expense increased 16.9%.

For the three months ended September 30, 2006, compensation and benefits, occupancy, and data processing and related costs represented 79.5% of the total noninterest expense compared to 80.6% for the same period in 2005.

Nine  months ended September 30, 2006 and 2005

We incurred noninterest expenses of $5.4 million for the nine months ended September 30, 2006 compared to $4.6 million for the nine months ended September 30, 2005.  Average interest-earning assets increased 23.3% during this period, while general and administrative expense increased 17.2%.

For the nine months ended September 30, 2006 compensation and benefits, occupancy, and data processing and related costs represented 79.3% of the total noninterest expense compared to 79.8% for the same period in 2005.

The following table sets forth information related to our compensation and benefits.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Base compensation	$758,877	$595,485	$2,237,124	$1,687,593
Incentive compensation	189,000	162,000	512,000	457,500
Total compensation	947,877	757,485	2,749,124	2,145,093
Benefits	170,055	113,731	534,140	382,496
Capitalized loan origination costs	(32,010)	(33,365)	(106,480)	(99,090)
Total compensation and benefits	$1,085,922	$837,851	$3,176,784	$2,428,499

Three months ended September30, 2006 and 2005

Compensation and benefits expense was $1.1 million and $837,851 for the three months ended September 30, 2006 and 2005, respectively.   Compensation and benefits represented 58.6% and 52.8% of our total noninterest expense for the three months ended September 30, 2006 and 2005, respectively.  The $248,071 increase in compensation and benefits in the third quarter of 2006 compared to the same period in 2005 resulted from increases of $163,392 in base compensation,  $27,000 in additional incentive compensation, $56,324 higher benefits expense, and a decrease of $1,355 in capitalized loan origination costs.  Loan origination costs are required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $248,071 increase in base compensation expense related to the cost of 8 additional employees as well as annual salary increases. Five of the new employees relate to the staff that was hired for the new retail office that opened in the fourth quarter of 2005.  The remaining employees were hired to support the growth in both loans and deposits.   Incentive compensation represented 17.4% and 19.3 % of total compensation and benefits for the three months ended September 30, 2006 and 2005, respectively.  The incentive compensation expense recorded for the third quarter of 2006 and 2005 represented an accrual of the portion of the estimated incentive compensation earned during the third quarter of the respective year.  Benefits expense increased $56,324 in the third quarter of 2006 compared to the same period in 2005 and represented 17.9% and 15.0% of the total compensation for the three months ended September 30, 2006 and 2005, respectively.

Nine months ended September 30, 2006 and 2005

Compensation and benefits expense was $3.2 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.   Compensation and benefits represented 58.7% and 52.6% of our total noninterest expense for the nine months ended September 30, 2006 and 2005, respectively.  The $748,285 increase in compensation and benefits in the first nine months of 2006 compared to the same period in 2005 resulted from increases of $549,531 in base compensation,  $54,500 in additional incentive compensation, and $151,644 higher benefits expense.  These amounts were partly offset by an increase of $7,390 in loan origination compensation expense which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $549,531 increase in base compensation expense related to the cost of 8 additional employees as well as annual salary increases. Five of the new employees relate to the staff hired for the new retail office that opened in the fourth quarter of 2005.  The remaining employees were hired to support the growth in both loans and deposits.  Incentive compensation represented 16.1% and 18.8 % of total compensation and benefits for the nine months ended September 30, 2006 and 2005, respectively.  The incentive compensation expense recorded for the first nine months of 2006 and 2005 represented an accrual of the portion of the estimated incentive compensation earned during the first nine months of the respective year.  Benefits expense increased $151,644 in the first nine months of 2006 compared to the same period in 2005.  Benefits expense represented 19.4% and 17.8% of the total compensation for the nine months ended September 30, 2006 and 2005, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Data processing costs	$150,661	$111,527	$409,945	$335,711
Debit card transaction expense	21,387	75,790	60,199	218,021
Courier expense	23,080	20,509	68,246	60,521
Other expenses	30,430	21,341	83,757	62,719
Total data processing and related costs	$225,558	$229,167	$622,147	$676,972

Data processing and related costs were $225,558 and $229,167, a decrease of $3,609, for the three months ended September 30, 2006 and 2005, respectively.  During the first nine months of 2006 and the same period of 2005, our data processing and related costs were $622,147 and $676,972, respectively, a decrease of $54,825.

During the three months ended September 30, 2006, our data processing costs for our core processing system were $150,661 compared to $111,527 for the three months ended September 30, 2005.   We have contracted with an outside computer service company to provide our core data processing services.  During the nine months ended September 30, 2006 and 2005, data processing costs were $409,945 and $335,711, respectively.

Data processing costs increased $39,134, or 35.1%, for the three months ended September 30, 2006 compared to the same period in 2005.  For the nine months ended September 30, 2006, data processing costs increased $74,234, or 22.1%, compared to the same period in 2005.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $21,387 and $75,790 for the three months ended September 30, 2006 and 2005, respectively.    The decrease of $54,403 relates primarily to a change in merchant service card providers, whereby we now receive net fee income related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred a higher transaction cost.  During the first nine months of 2006 and 2005, debit card transaction expense was $60,199 and $218,021, respectively.  The decrease of $157,822 relates primarily to a change in merchant service card providers as discussed above.

Occupancy expense, which represented 8.7% and 13.4% of total noninterest expense for the three months ended September 30, 2006 and 2005, respectively, decreased $49,832, in spite of the addition of two new retail offices.  The additional costs of the two new retail offices were largely offset because we purchased our main retail office and headquarter building at the end of 2005.  The depreciation expense related to our main office and headquarter building is significantly less than the rent expense paid in prior years.  Occupancy expense was $161,981 and $211,813 for the three months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006, occupancy expense decreased $86,536 to $495,587 from $582,123 for the same period ended September 30, 2005.  Occupancy expense represented 9.2% and 12.6% of total noninterest expense for the first nine months of 2006 and 2005, respectively.

The remaining $73,504 increase in noninterest expense for the three month period ended September 30, 2006 compared to the same period in 2005 was primarily a result of a $58,491increase in professional fees.  In addition, insurance and telephone expenses increased by $8,880 and $9,149, respectively, and other noninterest expenses decreased by $6,249.  Professional fees increased as a result of legal fees related to research of certain strategic business opportunities and the overall growth of our company.  For the nine month period ended September 30, 2006, remaining noninterest expenses increased $187,364 from the same period in 2005.  Of this amount, professional fees and marketing expenses represented $76,429 and $37,050 of the increase, respectively.  Of the remaining $73,885 increase, insurance costs represented $23,027, telephone expenses represented $25,393, and other expenses represented $25,465.  The increase in marketing expenses relates to expanding our market awareness in the Greenville market, while the additional professional fees relates primarily to additional legal fees related to research of certain strategic business opportunities and the overall growth of our company.

Income tax expense was $532,494 for the three months ended September 30, 2006 compared to $568,357 during the same period in 2005.   The decrease for the third quarter 2006 compared to the same period in 2005 is due to a lower effective tax rate resulting primarily from the tax exempt income on bank owned life insurance which we purchased in the third quarter of 2006.  For the nine months ended September 30, 2006, income tax expense was $1.6 million compared to $1.5 million for the same period in 2005.  The increase for the nine month period related primarily to the higher level of income before taxes.

 Balance Sheet Review

General

                 At September 30, 2006, we had total assets of $495.1 million, consisting principally of $385.7 million in net loans, $73.8 million in investments, $5.1 million in federal funds sold, and $10.3 million in cash and due from banks.  Our liabilities at September 30, 2006 totaled $461.8 million, which consisted principally of $340.0 million in deposits, $104.5 million in FHLB advances, and $13.4 million in junior subordinated debentures.  At September 30, 2006, our shareholders' equity was $33.3 million.

At December 31, 2005, we had total assets of $405.3 million, consisting principally of $334.0 million in net loans, $36.1 million in investments, $19.4 million in federal funds sold, and $6.2 million in cash and due from banks.  Our liabilities at December 31, 2005 totaled $374.8 million, consisting principally of $254.1 million in deposits, $79.5 million in FHLB advances, $14.7 million of short-term borrowings, $7.8 million of official checks outstanding, and $13.4 million of junior subordinated debentures.  At December 31, 2005, our shareholders' equity was $30.5 million.

Federal Funds Sold

                 At September 30, 2006, our federal funds sold were $5.1 million, or 1.0% of total assets.  At December 31, 2005, our $19.4 million in short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets.  Due to the large amount of official checks outstanding, our federal funds sold were higher than normal at December 31, 2005.

 Investments

                Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no investments maturing in less than one year as of September 30, 2006.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
Federal agencies	$1,980	5.06%	$-	-	$-	-	$1,980	5.06%
State and political subdivisions	-	-	-	-	1,285	3.83%	1,285	3.83%
Mortgage-backed securities	-	-	4,840	5.32%	41,335	5.69%	46,175	5.65%
Total	$1,980	5.06%	$4,840	5.32%	$42,620	5.63%	$49,440	5.58%

Held to Maturity
Mortgage-backed securities	$-	-	$469	3.92%	$17,049	4.58%	$17,518	4.56%

            At September 30, 2006, our investments included securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $12.9 million and $33.0 million, respectively.

The amortized costs and the fair value of our investments at September 30, 2006 and December 31, 2005 are shown in the following table.

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Federal agencies	$1,996	$1,980	$1,005	$1,012
State and political subdivisions	1,291	1,285	1,292	1,292
Mortgage-backed securities	46,412	46,175	9,242	9,007
Total	$49,699	$49,440	$11,539	$11,311

Held to Maturity
Mortgage-backed securities	$17,518	$16,888	$19,345	$18,709

                Other investments totaled $6.9 million at September 30, 2006 and consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $5.5 million.

At September 30, 2006, we had $73.8 million in our investment securities portfolio which represented approximately 14.9% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $66.3 million and an amortized cost of $67.2 million for an unrealized loss of approximately $889,000.  We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer.  Therefore, these losses are not considered other-than-temporary.  We intend to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2005, the $36.1 million in our investment securities portfolio represented approximately 8.9% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $30.0 million and an amortized cost of $30.9 million for an unrealized loss of $864,088.  As a result of the strong growth in our loan portfolio and the historical low fixed rates that were available during the last two and one-half years, through December 31, 2005 we had maintained a lower than normal level of investments.  During the first nine months of 2006, as rates on investment securities have risen and we attracted a material amount of additional deposits, we increased the size of the investment portfolio.

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

 Loans

                Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2006 and 2005, average loans were $369.6 million and $304.2 million, respectively.  Before the allowance for loan losses, total loans outstanding at September 30, 2006 were $390.4 million.  Average loans for the year ended December 31, 2005 were $310.3 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2005 were $338.5 million.

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

The following table summarizes the composition of our loan portfolio at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$74,492	19.1%	$72,222	21.3%
Non-owner occupied	113,268	29.0%	96,950	28.7%
Construction	24,780	6.4%	14,661	4.3%
Total commercial real estate	212,540	54.5%	183,833	54.3%
Consumer:
Residential	57,746	14.8%	50,756	15.0%
Home equity	37,512	9.6%	37,254	11.0%
Construction	10,726	2.7%	5,409	1.6%
Total consumer real estate	105,984	27.1%	93,419	27.6%
Total real estate	318,524	81.6%	277,252	81.9%
Commercial business	63,985	16.4%	53,753	15.9%
Consumer-other	8,688	2.2%	8,211	2.4%
Deferred origination fees, net	(837)	(0.2)%	(685)	(0.2)%
Total gross loans, net of
deferred fees	390,360	100.0%	338,531	100.0%
Less-allowance for loan losses	(4,620)		(4,490)
Total loans, net	$385,740		$334,041

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2006.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$54,878	$190,924	$37,216	$283,018
Real estate - construction	16,255	16,104	3,147	35,506
Total real estate	71,133	207,028	40,363	318,524

Commercial business	39,344	23,749	892	63,985
Consumer-other	3,979	4,375	334	8,688
Deferred origination fees, net	(259)	(488)	(90)	(837)
Total gross loans, net of deferred fees	$114,197	$234,664	$41,499	$390,360
Loans maturing after one year with:
Fixed interest rates				$132,448
Floating interest rates				$143,715

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2005.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$48,762	$173,373	$35,047	$257,182
Real estate - construction	9,359	6,708	4,003	20,070
Total real estate	58,121	180,081	39,050	277,252

Commercial business	31,849	21,564	340	53,753
Consumer - other	4,210	3,689	312	8,211
Deferred origination fees, net	(188)	(399)	(98)	(685)
Total gross loans, net of deferred fees	$93,992	$204,935	$39,604	$338,531
Loans maturing after one year with:
Fixed interest rates				$95,346
Floating interest rates				$149,193

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,490	$3,717

Loans charged-off	(1,189)	(30)

Recoveries of loans previously charged-off	119	62

Net loans (charged-off) recovery	$(1,070)	$32

Provision for loan losses	1,200	835

Balance, end of period	$4,620	$4,584

Allowance for loan losses to gross loans	1.18%	1.41%

Net charge-offs to average loans (annualized)	0.39%	0.00%

We evaluate the adequacy of the allowance for loan losses utilizing our credit grading system which we apply to each loan.  All loans graded substandard or below are individually evaluated for impairment and a specific reserve applied as appropriate.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

                 The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the nine months ended September 30, 2006 and the year ended December 31, 2005.  All loans over 90 days past due are on and included in loans on nonaccrual.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)

Loans over 90 days past due	$399	$351

Loans on nonaccrual:
Mortgage	559	419
Commercial	54	41
Consumer	35	6
Total nonaccrual loans	648	466

Troubled debt restructuring	-	-

Total of nonperforming loans	648	466

Other nonperforming assets	779	-

Total nonperforming assets	$1,427	$466

Percentage of total assets	0.29%	0.12%

Percentage of nonperforming loans and assets to gross loans	0.37%	0.14%

The allowance for loan losses was $4.6 million at September 30, 2006 and $4.5 million at December 31, 2005, or 1.18% and 1.33% of outstanding loans, respectively.  During the year ended December 31, 2005, we had net charged-off loans of $227,048.  During the nine months ended September 30, 2006 we had net charge-offs of $1.1 million, and a net recovery of $32,625 for the same period in 2005.

The substantial portion, or $1.0 million, of loans charged-off during the nine months ended September 30, 2006 relates to a group of loans with a common interest totaling $2.9 million.  These loans were secured by diversified real estate or vehicles, on which we have foreclosed.  We charged-off $318,000 related to this group of loans in the first quarter of 2006 and approximately $714,000 in the second quarter of 2006 in order to reduce the carrying value of these loans to what we believe is their fair market value.  During the second and third quarters of 2006, we sold $524,168 and $546,100, respectively, of the property which had secured these loans.  At September 30, 2006, the remaining $779,218 in property which had secured these loans is recorded as other real estate owned our balance sheet.

At September 30, 2006, the allowance for loan losses represented 7.1 times the amount of non-performing loans compared to 3.8 times at September 30, 2005.  As a result of this level of coverage on non-performing loans, we determined that the allowance for loan losses at September 30, 2006 was adequate.

At September 30, 2006 and December 31, 2005, nonaccrual loans represented 0.17% and 0.14% of total loans, respectively.  At September 30, 2006 and December 31, 2005, we had $648,428 and $466,333 of loans, respectively, on nonaccrual status.   Generally, we place a loan on nonaccrual status when it becomes 90 days past due as to principal or interest or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first nine months of 2006 was approximately $32,000.   The amount of interest income recorded in the first nine months of 2006 for loans that were on nonaccrual at September 30, 2006 was approximately $10,000.

Deposits and Other Interest-Bearing Liabilities

                 Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposit from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates to those being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $81.4 million at December 31, 2005 and $92.2 million at September 30, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 115% and 133% at September 30, 2006 and December 31, 2005, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2006 and 2005.

	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$24,550	- %	$18,115	- %
Interest bearing demand deposits	36,279	1.85%	28,383	1.39%
Money market accounts	76,292	3.43%	45,276	1.78%
Saving accounts	1,347	0.43%	1,298	0.36%
Time deposits less than $100,000	33,243	4.24%	24,612	3.27%
Time deposits greater than $100,000	119,612	4.67%	102,074	3.58%
Total deposits	$291,323	3.53%	$219,758	2.58%

Money market accounts and time deposits of $100,000 or more increased considerably for the nine months ended September 30, 2006 compared to the same period in 2005.  The significant increase in money market accounts is attributed to the aggressive rates we offered on checking and money market accounts in conjunction with the addition of our two new retail offices.  The increase in time deposits is also related to the addition of the new retail offices as well as an increase in wholesale deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $192.7 million, $136.5 million, and $122.1 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2006 (in thousands) was as follows:

Three months or less	$25,358
Over three through six months	34,085
Over six through twelve months	52,951
Over twelve months	34,818
Total	$147,212

Capital Resources

                Total shareholders' equity at September 30, 2006 was $33.3 million.  At December 31, 2005, total shareholders' equity was $30.5 million.  The increase during the first nine months of 2006 resulted primarily from the $2.8 million of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2006 and the year ended December 31, 2005.  Since our inception, we have not paid cash dividends.

	September 30, 2006	December 31, 2005
Return on average assets	0.86%	0.70%
Return on average equity	11.79%	8.44%
Equity to assets ratio	7.31%	8.36%

Our return on average assets was 0.86% for the nine months ended September 30, 2006, an increase from 0.70% for the year ended December 31, 2005.  In addition, our return on average equity increased to 11.79% for the nine months ended September 30, 2006, from 8.44% for the year ended December 31, 2005.  The lower returns for the year ended December 31, 2005 relate to the one-time impairment charge on the purchase of the building that occurred in the late 2005.   The decrease in the equity to assets ratio from December 31, 2005 is a function of the $82.2 million increase in average assets compared to the $2.3 million increase in average equity.

             The following table sets forth the holding company's and the bank's various capital ratios at September 30, 2006 and at December 31, 2005.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2006		December 31, 2005
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.2%	12.4%	14.9%	13.7%
Tier 1 risk-based capital	12.0%	11.2%	13.6%	12.4%
Leverage capital	9.9%	9.2%	11.6%	10.5%

Borrowings

                 The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

-

			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the nine months
ended September 30, 2006
Federal Home Loan Bank advances	$104,500	4.42%	$104,500	$85,937	4.27%
Securities sold under agreement to repurchase	-	0.00%	14,434	11,181	4.92%
Federal funds purchased	-	5.73%	3,345	765	5.47%
Junior subordinated debentures	13,403	7.58%	13,403	13,403	7.21%

At or for the year
ended December 31, 2005
Federal Home Loan Bank advances	$79,500	3.84%	$81,500	$74,013	3.44%
Securities sold under agreement to repurchase	14,680	4.32%	18,947	16,710	3.35%
Federal funds purchased	-	4.60%	-	755	2.93%
Junior subordinated debentures	13,403	6.74%	13,403	6,384	6.57%

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

Commitments and Off-Balance Sheet Risk

                 Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2006, unfunded commitments to extend credit were $80.0 million, of which $38.4 million was at fixed rates and $41.6 million was at variable rates.  At December 31, 2005, unfunded commitments to extend credit were $70.8 million, of which approximately $27.6 million was at fixed rates and $43.2 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At September 30, 2006, there was a $2.1 million commitment under letters of credit.  At December 31, 2005, there was a $3.8 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

    Prior to September 30, 2006, the company entered into a commitment for approximately $1.3 million to upfit an existing office building in order to relocate our headquarters and main office.  As of September 30, 2005, approximately $934,000 has been paid. The office is expected to be completed in the first quarter of 2007.

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

We were asset sensitive during most of the year ended December 31, 2005 and through the first six months of 2006.  As we obtained more fixed rate loans and retail deposits, our gap position has shifted to being liability sensitive.  As of September 30, 2006, we expect to be liability for the next twelve months.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 52% and 61% of our loans were variable rate loans at September 30, 2006 and December 31, 2005, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (24.1%) because $111.5 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

             At September 30, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $15.4 million, or 3.1% of total assets.  Our investment securities at September 30, 2006 amounted to $73.8 million, or 14.9% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $30.9 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2005, our liquid assets amounted to $25.6 million, or 6.3% of total assets.  Our investment securities at December 31, 2005 amounted to $36.1 million, or 8.9% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2005 and the first nine months of 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $23.1 million for which there were no borrowings against the lines at September 30, 2006.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at September 30, 2006 was $13.6 million, based on the bank's $5.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

              We have signed a ten-year, five-month lease on a new site for our headquarters and main office that are to be relocated in January 2007.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease in order to induce us to enter into the agreement.  In accordance with SFAS No. 13, "Accounting for Leases," we will amortize the discounted rent over the initial lease term.  Beginning in the fourth quarter of 2006, the monthly rent expense will be approximately $41,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2006 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$5,113	$-	$-	$-	$5,113
Investment securities	2,447	6,875	28,994	28,643	66,959
Loans	212,081	19,259	124,788	34,421	390,549

Total earning assets	$219,641	$26,134	$153,782	$63,064	$462,621

Interest-bearing liabilities:
Money market and NOW	$118,985	$-	$-	$-	$118,985
Regular savings	1,316	-	-	-	1,316
Time deposits	38,159	112,904	37,396	167	188,626
FHLB advances	60,000	12,500	32,000	-	104,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$231,863	$125,404	$69,396	$167	$426,830

Period gap	$(12,222)	$(99,270)	$84,386	$62,897
Cumulative gap	(12,222)	(111,492)	(27,106)	35,791

Ratio of cumulative gap total assets total earning assets	(2.6%)	(24.1%)	(5.9%)	7.7%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$19,381	$-	$-	$-	$19,381
Investment securities	1,414	5,255	16,322	7,664	30,655
Loans	213,020	14,672	80,434	30,601	338,727

Total earning assets	$233,815	$19,927	$96,756	$38,265	$388,763

Interest-bearing liabilities:
Money market and NOW	$85,738	$-	$-	$-	$85,738
Regular savings	1,319	-	-	-	1,319
Time deposits	19,468	71,692	50,749	3,469	145,378
Repurchase agreements	14,680	-	-	-	14,680
FHLB advances	27,000	10,000	39,500	3,000	79,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$161,608	$81,692	$90,249	$6,469	$340,018

Period gap	$72,207	$(61,765)	$6,507	$31,796
Cumulative gap	72,207	10,442	16,949	48,745

Ratio of cumulative gap total assets total earning assets	18.6%	2.7%	4.4%	12.5%

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective on January 1, 2008 and is not expected to have a significant impact on our financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion-1967.   EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  We are currently analyzing the effects the adoption of EITF 06-4 will have on our financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB 108 and determined that upon adoption it will have no impact on our reported results of operations or financial conditions.

             Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2006 from that presented in our annual report on Form 10-K for the year ended December 31, 2005.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GREENVILLE FIRST BANCSHARES, INC.
Registrant

Date: November 13, 2006	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer
Principal Executive Officer

Date: November 13, 2006	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.