Form 10-K
period 2006-12-31
GREENVILLE FIRST BANCSHARES INC
filed 2007-03-21
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year December 31, 2006.
Or

[ ] Transition Report Pursuant To Section 13 Or 15 (D) Of The Securities Exchange Act Of 1934
For the Transition Period from ___________ to ________________

Commission file number 000-27719

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Verdae Boulevard, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes [ ] No [ X ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $50,985,434 as of the last business day of the registrant's most recently completed second fiscal quarter.

2,933,868 shares of the registrant's common stock were outstanding as of March 20, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders Part III (Portions of Items 10-14)
to be held on May 15, 2007.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

                This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words "may,"  "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

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

                On October 26, 1999, the company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,897,493 after adjustment for our 3 for 2 stock split in 2003 and subsequent 10 percent stock dividend in 2006). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

                On June 26, 2003, the Trust offered and sold $6.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinated debentures in the balance sheets.  The company invested $186,000 in the Trust.

On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  On June 20, 2006, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  All fractional shares were paid in cash.  Earnings per share and average shares outstanding have been adjusted to reflect the 3 for 2 stock split and the subsequent 10 percent stock dividend for all periods shown.

On September 24, 2004, the company received $14.3 million from the sale of 800,000 shares of common stock at a price of $17.875 (880,000 shares at a price of $16.25 after adjustment for the 10 percent stock dividend in 2006).  On October 15, 2004, the company's underwriter exercised its option to purchase an additional 120,000 shares at the same price (132,000 shares after adjustment for the 10 percent stock dividend in 2006).  The total gross proceeds were approximately $16.4 million.  The net proceeds to the company after offering costs and underwriter's discount were approximately $14.9 million

                On December 22, 2005, the Trust offered and sold $7.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinated debentures in the company's balance sheets.  The company invested $217,000 in the Trust.

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

Location and Service Area

Our primary market is Greenville County, South Carolina.  Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor.  It is South Carolina's most populous county with over 407,000 residents.  Greenville is also one of the state's wealthiest counties, with average household income of $61,023 in 2004.  In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and is now considered the "economic engine of South Carolina."  During the same period, Greenville County was rated first in the United States by Site Selection Magazine for both new and expanding international firms and, in 2002, was ranked fifth out of America's top 50 cities for European business expansion.  Greenville was also recognized by Expansion Management Magazine in December 2000 for having the best worker training program in the United States.

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

In January 2007, we opened a loan production office in Columbia, South Carolina.  Columbia is the State capital, the largest city in the State, and the county seat of Richland County, which is the 2nd largest county in the State with a population of over 340,000 residents.  Columbia is also home to Fort Jackson, the largest and most active initial entry training center of the United States Army.  From 2000 to 2006, the combined estimated population of Richland and neighboring Lexington counties grew 10.1% to approximately 591,000 with FDIC deposits increasing 80.3% to $10.3 billion for the same period.

Lending Activities

General.  We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below.  Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At December 31, 2006, we had net loans of $397.2 million, representing 78.0% of our total assets.

We have focused our lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners.  By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank.  As of December 31, 2006, our average loan size was approximately $178,000.  Excluding home equity lines of credit, the average loan size was approximately $238,000.  At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client.  As of December 31, 2006, our 10 largest client loan relationships represented approximately $54.7 million, or 13.6% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered by an officer with a higher lending limit or by the officers' loan committee, which is comprised of our four most senior lenders and our chief credit officer.  The officers' loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board.  We do not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the bank.

                Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2006, approximately $34.2 million, or 8.5% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which fifteen loans totaling approximately $8.2 million had loan-to-value ratios of 100% or more.  These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio.  In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans.  Furthermore, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  The various types of loans are individually underwritten and monitored to manage the associated risks.

Credit Administration and Loan Review.  We maintain a continuous loan review system.  We also apply a credit grading system to each loan, and we use an independent consultant to review the loan files on a test basis to assess the grading of each loan.  The bank has a chief credit officer that reviews performance benchmarks established by management in the areas of nonperforming assets, charge-offs, past dues, and loan documentation.  Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

               Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus.   Based upon the capitalization of the bank at December 31, 2006, we self-imposed a loan limit of $5.0 million per borrower, which represented approximately 75% of our legal lending limit at December 31, 2006.  These limits will increase or decrease in response to increases or decreases in the bank's level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2006, loans secured by first or second mortgages on real estate made up approximately 81.5% of our loan portfolio.

These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans.  Most of our real estate loans are secured by residential or commercial property.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  We generally charge an origination fee for each loan which is taken into income over the life of the loan as an adjustment to the loan yield.  Other loan fees consist primarily of late charge fees.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan.

•      Commercial Real Estate Loans.  At December 31, 2006, our individual commercial real estate loans ranged in size from approximately $12,000 to $3.2 million, with an average loan size of approximately $404,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower's cash flow exceeds 115% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  At December 31, 2006, commercial real estate loans (other than construction loans) amounted to $203.7 million, or approximately 50.6% of our loan portfolio.  Of our commercial real estate loan portfolio, $126.0 million in loans were not owner-occupied properties, representing 61.9% of our commercial real estate portfolio and 31.3% of our total loan portfolio.  The remainder of our commercial real estate loan portfolio, $77.7 million in loans or 38.1% of the commercial loan portfolio, were owner-occupied.  Owner-occupied loans represented 19.3% of our total loan portfolio.

•      Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2006, our commercial construction and development real estate loans ranged in size from approximately $18,000 to $3.5 million, with an average loan size of approximately $481,000.  At December 31, 2006, our individual residential construction and development real estate loans ranged in size from approximately $15,000 to $2.1 million, with an average loan size of approximately $358,000.  The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

•        cost overruns;

•        mismanaged construction;

•        inferior or improper construction techniques;

•        economic changes or downturns during construction;

•        a downturn in the real estate market;

•        rising interest rates which may prevent sale of the property; and

•        failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.  At December 31, 2006, total construction loans amounted to $28.7 million, or 7.1% of our loan portfolio.  Included in the $28.7 million was $20.5 million, or 5.1% of our loan portfolio, that were commercial construction, and $8.3 million, or 2.1% of our loan portfolio, that were consumer construction loans.

•      Residential Real Estate Loans and Home Equity Loans.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2006, our individual residential real estate loans ranged in size from $7,500 to $1.5 million, with an average loan size of approximately $252,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years.  We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves.  We also offer home equity lines of credit.  At December 31, 2006, our individual home equity lines of credit ranged in size from $1,000 to $1.1 million, with an average of approximately $89,000.  Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of five years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.  At December 31, 2006, residential real estate loans (other than construction loans) amounted to $95.2 million, or 23.7% of our loan portfolio.  Included in the residential real estate loans was $59.2 million, or 14.7% of our loan portfolio, in first and second mortgages on individuals' homes, and $36.0 million, or 8.9% of our loan portfolio, in home equity loans.

Commercial Business Loans.  We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas.  At December 31, 2006, our individual commercial business loans ranged in size from approximately $1,000 to $2.3 million, with an average loan size of approximately $129,000.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2006, commercial business loans amounted to $65.9 million, or 16.4% of our loan portfolio.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2006, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with terms negotiable.  At December 31, 2006, our individual consumer loans ranged in size from $100 to $1.6 million, with an average loan size of approximately $19,000.  Our installment loans typically amortize over periods up to 60 months.  We will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2006, consumer loans amounted to $9.5 million, or 2.4% of our loan portfolio.

Deposit Services

Our principal source of funds is core deposits.  We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit.  Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local market.  Our out-of-market, or wholesale, certificates of deposits represented 26.4% of total deposits at December 31, 2006.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  This funding strategy allowed us to operate in only three locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn has allowed us to maintain our focus on growing our loan portfolio.  In an effort to obtain lower costing deposits, we are focusing on expanding our retail deposit program.  Accordingly, we opened two new retail deposit offices, one in the first quarter of 2005 and the other in the third quarter of 2005, which are assisting us in obtaining low cost transaction accounts that are less affected by rising rates.  Deposit rates are reviewed regularly by senior management of the bank.  We believe that the rates we offer are competitive with those offered by other financial institutions in our area.  We focus on customer service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

We offer other bank services including safe deposit boxes, traveler's checks, direct deposit, United States Savings Bonds, and banking by mail.  We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers.  We also receive ATM transaction fees from transactions performed by our clients.  We are associated with the Honor, Cirrus, and Master-Money ATM networks, which are available to our clients throughout the country.  Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider.  We have contracted with Fidelity Integrated Financial Solutions, an outside computer service company, to provide our core data processing services and our ATM processing.  By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period.  We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success.  We also offer Internet banking services, bill payment services, and cash management services.  We do not expect to exercise trust powers during our next few years of operations.

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

As of June 30, 2006, there were 28 financial institutions other than us in Greenville County.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe our commitment to quality and personalized banking services through our Client FIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2006, the most recent date for which market data is available, total deposits in the bank's primary service area were over $8.4 billion, which represented an 8.6% deposit increase from 2005.  At June 30, 2006, the bank represented 3.6% of the market.

Employees

                At March 20, 2007, we employed a total of 68 full-time and 2 part-time employees.  We believe that our relations with our employees are good.

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

Greenville First Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•              banking or managing or controlling banks;

•              furnishing services to or performing services for our subsidiaries; and

•              any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•              factoring accounts receivable;

•              making, acquiring, brokering or servicing loans and usual related activities;

•              leasing personal or real property;

•              operating a non-bank depository institution, such as a savings association;

•              trust company functions;

•              financial and investment advisory activities;

•              conducting discount securities brokerage activities;

•              underwriting and dealing in government obligations and money market instruments;

•              providing specified management consulting and counseling activities;

•              performing selected data processing services and support services;

•              acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•              performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a "financial holding company," which would allow us engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under Section 12 of the Securities Exchange Act.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets.  These requirements are described below under "Greenville First Bank - Capital Regulations."  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends is subject to regulatory restrictions as described below in "Greenville First Bank - Dividends."  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "S.C. Board").  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Greenville First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "Comptroller") .  Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which  is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  The Comptroller and the FDIC regulate or monitor virtually all areas of the bank's operations, including

•              security devices and procedures;

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

The Comptroller requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures.  The Comptroller of the Currency also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•              internal controls;

•              information systems and audit systems;

•              loan documentation;

•              credit underwriting;

•              interest rate risk exposure; and

•              asset quality.

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the Comptroller's prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•             Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•              Adequately Capitalized - The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•              Undercapitalized - The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•              Significantly Undercapitalized - The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•              Critically Undercapitalized - The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the Comptroller determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area.  Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the Comptroller that is subject to a limited performance guarantee by the corporation.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2006, the bank was deemed to be "well capitalized."

Deposit Insurance and Assessments.  Deposits at the bank are insured by the Deposit Insurance Fund (the "DIF") as administered by the FDIC, up to the applicable limits established by law - generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution's supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year.  As a result, institutions deemed to pose less risk,  pay lower premiums than those institutions deemed to pose more risk, which  pay more.

FDIRA caps the amount of the DIF at 1.50% of domestic deposits.  The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio.  Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess.  Pursuant to the FDIIRA, the FDIC will begin to indexing deposit insurance coverage levels for inflation beginning in 2012.  Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

Dividends.  A national bank may not pay cash dividends from its permanent capital.  All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Comptroller is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Comptroller.  In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

                Community Reinvestment Act.  The Community Reinvestment Act requires that the Comptroller evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

Finance Subsidiaries.  Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy.  In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

 Enforcement Powers.  The bank and its "institution-affiliated parties," including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies' power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

                USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation ("FBI") can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The bank can be requested, to search its records for any relationships or transactions with persons on those lists.  If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the bank's policy not to disclose any personal information unless required by law.

Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

 Check 21.  The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

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

•              requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•              requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Greenville County.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 89.3% of our interest income for the year ended December 31, 2006.  If an economic downturn occurs in the economy as a whole, or especially in the Greenville County area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

            R. Arthur Seaver, Jr., our chief executive officer, has extensive and long-standing ties within our primary market area and substantial experience with our operations, and he has contributed significantly to our growth.  If we lose the services of Mr. Seaver, he would be difficult to replace and our business and development could be materially and adversely affected.

            Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Justin Strickland, Jim Austin, Fred Gilmer, III, and Eddie Terrell.  Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ended December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting.  For the year ended December 31, 2008, our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management's assessment.   We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2007.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting for the year ended December 31, 2008, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

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

We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets, such as the announced Columbia, SC market, or lines of business or offer new products or services.  These activities would involve a number of risks, including:

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

To expand our upstate franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets.  We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2006, approximately $34.2 million of our loans, or 8.5% of total loans and 98.9% of our bank's capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which fifteen loans totaling approximately $8.2 million had loan-to-value ratios of 100% or more.  Included in the $34.2 million of loans that exceeded supervisory guidelines at December 31, 2006, $23.0 million of our commercial loans, or 5.7% of total loans, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

                  A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2006, approximately 81.4% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

                  All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan.  These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as "exceptions."  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As of December 31, 2006, approximately 9% of the loans in our portfolio included collateral exceptions to our loan policies, which significantly exceeds the 15% suggested by our regulators.  As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

Item 1B.     Unresolved Staff Comments.

                None

Item 2.        Properties.

 In January 2007, we relocated our main office facility to Verdae Boulevard near downtown Greenville, South Carolina.  The building is a full service banking facility with three drive-through banking stations and an automatic teller machine.  Prior to this move, our main office building was located at the corner of Haywood Road and Halton Road.  We purchased this former main office building from Halton Properties, LLC, which is 100% owned by our director Mark A. Cothran, in December 2005 for $3.1 million.  Prior to the purchase, we leased our former main office building from Halton Properties, LLC.

                We signed a ten-year, five-month lease on our new headquarters and main office.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease.  Beginning in 2007, the monthly rent expense will be approximately $42,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

We opened our first branch office on March 14, 2005, which is located in the Thornblade area of Greenville, South Carolina on The Parkway, near the intersection of I-85 and Pelham Road.

We opened our second branch office, which is located at 2125 Augusta Road in Greenville, South Carolina, on November 4, 2005.  We lease the land for this office from Augusta Road Holdings, LLC, which is owned by one of our directors, Mark A. Cothran, for approximately $58,000 per year.  Rental payments are subject to increase in accordance with a formula based on the Consumer Price Index.  The initial term of the lease is 20 years.

In January 2007, we opened a loan production office in Columbia, South Carolina.  We have signed an eighteen month lease with an unrelated third party on this building.

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

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol "GVBK."  On September 24, 2004, our common stock began trading on the NASDAQ Global Market under the same symbol "GVBK.  On March 15, 2007, we had approximately 1,000 shareholders of record.

                The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2006 and 2005.

2006	High	Low
First Quarter	$22.72	$20.91
Second Quarter	22.65	22.52
Third Quarter	20.20	18.50
Fourth Quarter	22.46	18.53

2005	High	Low
First Quarter	$19.26	$17.14
Second Quarter	19.09	17.27
Third Quarter	19.91	17.97
Fourth Quarter	22.73	19.24

The following graph summarizes a five-year comparison of cumulative returns for the company, the Standard and Poor (the "S&P") 500 Index, and the SNL Southeast Bank Index. The graph assumes $100 invested on December 31, 2001 in the company's common stock and in each of the indices indicated.

	12/01	12/02	12/03	12/04	12/05	12/06

Greenville First Bancshares, Inc.	$100	113	357	389	491	468
S&P 500 Index	$100	78	100	111	117	135
SNL Southeast Bank Index	$100	110	139	165	168	197

                We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay cash dividends depends primarily on the ability of our subsidiary, Greenville First Bank, to pay dividends to us.  As a national bank, Greenville First Bank may only pay cash dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency (the "OCC") will be required if the total of all cash dividends declared in any calendar year by the bank exceeds the bank's net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a cash dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2006.  The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10 percent stock dividend in 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation
plans approved by
security holders
Stock options (1)	270,227	$8.57	146,199
Restricted stock	-	-	11,000

Equity compensation
plans not approved
by security holders(2)	209,192	$6.06	-

Total	479,419	$7.47	157,199

(1)           The number of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan automatically increases each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.  Our board of directors has approved 284,625 shares of common stock to be issued as stock options.

(2)           Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.06 per share for each share purchased during our initial public offering.  The warrants are represented by separate warrant agreements.  One third of the warrants vested on each of the first three anniversaries of the date of our initial public offering, and they are exercisable in whole or in part during the ten year period following that date.  The warrants may not be assigned, pledged, or hypothecated in any way.  The 209,192 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets	$509,344	405,313	315,811	230,841	170,358
Federal funds sold	7,467	19,381	1,394	2,843	42
Investment securities	74,304	36,131	29,162	15,759	15,497
Loans, net (1)	397,234	334,041	276,630	206,077	148,079
Allowance for loan losses	4,949	4,490	3,717	2,705	1,824
Deposits	345,504	254,148	204,864	168,964	133,563
Securities sold under agreement to repurchase
and federal funds purchased	-	14,680	13,100	9,297	9,107
Other borrowed funds	108,500	79,500	60,660	32,500	15,500
Junior subordinated debentures	13,403	13,403	6,186	6,186	-
Shareholders' equity	34,583	30,473	28,079	11,187	10,232
Summary Results of Operations Data:
Interest income	$30,929	21,670	13,965	9,722	8,153
Interest expense	16,579	9,585	5,317	3,618	3,492
Net interest income	14,350	12,085	8,648	6,104	4,661
Provision for loan losses	1,650	1,000	1,310	1,050	1,050
Net interest income after provision for loan losses	12,700	11,085	7,338	5,054	3,611
Noninterest income	579	826	761	422	520
Noninterest expenses	7,351	7,856	4,852	3,853	3,379
Income before income tax expense	5,928	4,055	3,247	1,623	752
Income tax expense	2,027	1,541	1,234	617	-
Net income	$3,901	2,514	2,013	1,006	752
Net operating income (4)	$3,901	3,444	2,013	1,006	752
Per Share Data(2):
Net income, basic	$1.33	.86	.93	.53	.40
Net income, diluted	$1.20	.78	.82	.48	.39
Book value	$11.79	11.46	10.60	6.49	5.93
Weighted average number of common shares outstanding:
Basic	2,932	2,922	2,169	1,897	1,897
Diluted	3,238	3,223	2,464	2,069	1,929
Performance Ratios:
Return on average assets:
GAAP	0.85%	0.70%	0.73%	0.52%	0.51%
Operating(4)	0.85%	0.96%	0.73%	0.52%	0.51%
Return on average equity:
GAAP	11.95%	8.44%	12.37%	9.28%	7.72%
Operating(4)	11.95%	11.56%	12.37%	9.28%	7.72%
Net interest margin	3.26%	3.45%	3.17%	3.24%	3.30%
Loan to deposit ratio(1)	116.40%	133.20%	136.85%	123.57%	112.23%
Efficiency ratio(3):
GAAP	49.24%	60.85%	51.58%	59.04%	65.21%
Operating(4).	49.24%	49.23%	51.58%	59.04%	65.21%
Asset Quality Ratios:
Nonperforming assets, past due and restructured
loans to total loans(1)	0.62%	0.14%	0.27%	0.21%	0.43%
Nonperforming assets, past due and restructured
loans to total assets	0.49%	0.12%	0.24%	0.19%	0.37%
Net charge-offs to average total loans(1)	0.32%	0.07%	0.12%	0.10%	0.34%
Allowance for loan losses to nonperforming loans	332.46%	962.74%	502.84%	609.35%	1612.79%
Allowance for loan losses to total loans(1)	1.23%	1.33%	1.33%	1.30%	1.22%

Item 6.  Selected Financial Data, Continued

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Capital Ratios:
Average equity to average assets	7.15%	8.36%	5.87%	5.57%	6.71%
Leverage ratio	9.40%	11.60%	11.00%	6.09%	6.08%
Tier 1 risk-based capital ratio	11.90%	13.60%	13.40%	7.78%	7.38%
Total risk-based capital ratio	13.10%	14.90%	14.60%	10.24%	8.63%
Growth Ratios and Other Data:
Percentage change in net income	55.15%	24.89%	100.10%	33.78%	n/m
Percentage change in diluted net income per share	53.85%	(4.44)%	69.81%	23.26%	n/m
Percentage change in assets	25.67%	28.34%	36.81%	35.50%	43.68%
Percentage change in loans(1)	18.92%	20.75%	34.24%	39.17%	55.32%
Percentage change in deposits	35.95%	24.06%	21.25%	26.51%	44.08%
Percentage change in equity	13.49%	8.53%	151.00%	9.33%	8.17%

Reconciliation of GAAP to Non-GAAP Measures:
Net income, as reported (GAAP)	$3,901	2,514	2,013	1,006	752
Non-operating items:
Impariment on long lived assets, net of income tax	-	930	-	-	-
Net operating income (net income, excluding
non-operating items)	$3,901	3,444	2,013	1,006	752

Noninterest expense, as reported (GAAP)	$7,351	7,856	4,852	3,853	3,379
Non-operating items:
Impairment on long lived assets	-	1,500	-	-	-
Operating noninterest expense (noninterest expense,
excluding non-operating items)	$7,351	6,356	4,852	3,853	3,379

(1)     Includes nonperforming loans.

(2)     Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003 and subsequent 10 percent stock dividend in July 2006.

(3)     Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses.

(4)     Return on average assets, return on average equity and the efficiency ratio, on an operating basis, are calculated using operating earnings and operating noninterest expense and are non-GAAP measures which have been calculated on a pro-forma basis above and are further explained in "General - Non-GAAP Financial Measures."

As used in the table above, "n/m" means not a meaningful measurement.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

 CRITICAL ACCOUNTING POLICIES

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006.

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

The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue.  We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income.  For the year ended December 31, 2006, we spent $0.49 on average to earn each $1.00 of revenue.

                The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Effect of Economic Trends

  Beginning in July of 2004 and through 2006, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 17 times for a total of 425 basis points.  Three of these rate increases occurred during the first six months of 2006 for a total of 75 basis points.  However, the Federal Reserve allowed short-term rates to remain unchanged during the third and fourth quarters of 2006, leading many economists to believe that the Federal Reserve is nearing the end of this cycle of rate increases.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, no assurance can be given related to future actions that the Federal Reserve may choose to take or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

Summary

                Net income for the year ended December 31, 2006 was $3.9 million, a 55.2% increase from $2.5 million for the year ended December 31, 2005.  The $1.4 million increase in net income resulted from a $2.3 million increase in net interest income and a $504,072 decrease in noninterest expenses, offset by a $650,000 increase in the provision for loan losses, a $246,286 decrease in noninterest income, and $485,978 additional income tax expense.  The primary reason for the $504,072 decrease in noninterest expenses relates to the $1.5 million write-down on real-estate in 2005.  Our efficiency ratio was 49.2% for 2006, which compared favorably to 60.9% in 2005.  The company's operating efficiency ratio for 2006 was unchanged from the operating efficiency ratio for 2005 excluding the write-down on real estate.

Our net income in 2005 increased $501,563, or 24.9%, compared to our net income in 2004 of $2.0 million.  The $501,563 increase in net income resulted from a $3.4 million increase in net interest income, a $64,318 increase in noninterest income, a $310,000 reduction in the provision for loan losses, offset by a $3.0 million increase in noninterest expense, of which $1.5 million was attributable to a one-time impairment charge on real estate, and $307,209 additional income tax expense.  Our operating efficiency ratio was 49.23% (excluding the impairment charge on real estate) and 51.58% for the years ended December 31, 2005 and 2004, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three years ended December 31, 2006, our loan portfolio increased an average of $63.7 million per year.  The growth in 2006 was $63.2 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At December 31, 2006, net loans represented 78.0% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities rose during 2006 and we obtained additional deposits, we increased the size of the investment portfolio.  As a result, net loans as a percentage of total assets has actually decreased from the 82% amount at December 31, 2005 to 78% at December 31, 2006.  Our investment portfolio increased by $38.2 million during 2006.  At December 31, 2006, investments and federal funds sold represented 16.1% of total assets.

The historically low market interest rate environment in the last four years allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit expansion program until the beginning of 2005.  This funding strategy allowed us to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.

                    In anticipation of rising interest rates, we opened one retail deposit office in March and a second in November of 2005.  Our focus for these two locations is to obtain low cost transaction accounts that we believe will be less impacted by changing market rates.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  The two additional retail deposit offices are assisting us in meeting these objectives.  We also anticipate that deposit promotions and the opening of the two new offices will continue to have a negative impact on earnings during 2007.  However, we believe that these two strategies will provide additional clients in our local market and will eventually provide a lower alternative cost of funding.  At December 31, 2006, retail deposits represented $254.2 million, or 49.9% of total assets, borrowings represented $121.9 million, or 23.9% of total assets, and wholesale out-of-market deposits represented $91.3 million, or 17.9% of total assets.

As more fully discussed in the "Market Risk" and "Liquidity and Interest Rate Sensitivity" sections below, at December 31, 2006, 48.8% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated changes in market interest rates.

At December 31, 2006, 84.6% of our interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At December 31, 2006, we had $119.0 million more liabilities than assets that reprice within the next twelve months.  Based on a review of our deposit portfolio, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock (1,012,000 adjusted for the 10 percent stock dividend in 2006) that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of December 31, 2006, the company's regulatory capital levels were over $12.4 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest margin was 3.26% for the year ended December 31, 2006, while our net interest spread was 2.82% for the same period.  During this period, our net interest margin exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $46.0 million during the twelve month period ended December 31, 2006.

During the year ended December 31, 2006, our rates on both short-term or variable rate earning assets and short-term or variable rate interest-bearing liabilities continued to increase primarily as a result of the actions taken by the Federal Reserve over the last twelve months to raise short-term rates.  The impact of the Federal Reserve's actions resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings.  Our net interest spread declined since more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ending December 31, 2006.  Given the fact that the Federal Reserve has increased short-term rates by 425 basis points since July 2004, we believe that short-term interest rates are currently at or near their peak.  Therefore, we have chosen to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve-month period.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances, Income and Expenses, and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2006, 2005, and 2004.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and borrowings.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the same periods, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in earning assets in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, and Rates

For the Years Ended December 31,

	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$9,091	$473	5.21%	$3,129	$105	3.32%	$1,842	$23	1.25%
Investment securities	55,555	2,826	5.09%	36,873	1,634	4.43%	22,585	967	4.28%
Loans	375,351	27,630	7.36%	310,317	19,931	6.42%	248,115	12,975	5.23%
Total earning assets	439,997	30,929	7.03%	350,319	21,670	6.19%	272,542	13,965	5.12%
Nonearning assets	16,949			6,695			4,534
Total assets	$456,946			$357,014			$277,076

Interest-bearing liabilities:
NOW accounts	$35,048	$649	1.85%	$28,153	$390	1.39%	$24,552	$332	1.35%
Savings & money
market	80,687	2,751	3.41%	48,815	931	1.91%	43,188	630	1.46%
Time deposits	163,879	7,740	4.72%	129,735	4,715	3.63%	99,420	2,608	2.62%
Total interest-bearing
deposits	279,614	11,140	3.98%	206,703	6,036	2.92%	167,160	3,570	2.14%
FHLB advances	91,525	3,985	4.35%	74,013	2,548	3.44%	54,515	1,204	2.21%
Other borrowings	22,856	1,454	6.36%	23,849	1,001	4.20%	21,375	543	2.54%
Total interest-bearing
liabilities	393,995	16,579	4.21%	304,565	9,585	3.15%	243,050	5,317	2.19%
Noninterest-bearing
liabilities	30,298			22,608			17,756
Shareholders' equity	32,653			29,841			16,270
Total liabilities and
shareholders' equity	$456,946			$357,014			$277,076
Net interest spread			2.82%			3.04%			2.93%
Net interest income/
margin		$14,350	3.26%		$12,085	3.45%		$8,648	3.17%

Our net interest spread was 2.82% for the year ended December 31, 2006, compared to 3.04% for the year ended December 31, 2005 and 2.93% for the year ended December 31, 2004.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.  Because we had more interest-bearing liabilities than interest-earning assets that repriced, our net interest spread decreased 22 basis points in 2006, compared to the same period in 2005.  On the contrary, the net interest spread increased from 2004 to 2005 as the bank had more interest-earning assets than interest-bearing liabilities that repriced as market rates increased during the second half of 2004 and the twelve months of 2005.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the period ended December 31, 2006 was 3.26%, compared to 3.45% for the year ended December 31, 2005 and 3.17% for the year ended December 31, 2004.  During the twelve-month periods ended December 31, 2006, 2005 and 2004, interest earning assets exceeded interest bearing liabilities by $46.0 million, $45.8 million, and $29.5 million, respectively.  During 2006, interest-earning assets averaged $440.0 million, compared to $350.3 million in 2005 and $272.5 million in 2004.

                    Our loan yield increased 94 and 119 basis points for the years ended December 31, 2006 and 2005 compared to prior years as a result of approximately 49% and 61% of the loan portfolio having variable rates at December 31, 2006 and 2005, respectively, combined with the increase in rates over the two years ended December 31, 2006.  Offsetting the increases in our loan yield was a 106 and 78 basis point increase in the cost of our interest-bearing deposits for the years ended December 31, 2006 and 2005 compared to the same period in 2005 and 2004.  The increases in the rate on our time deposits is due to the renewal rates on time deposits being much higher than the original rates as a result of the number of increases in the market rate in the past twenty-four months.  In addition, the cost of our savings and money market accounts has increased by 150 basis points in 2006 as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 91 and 123 basis point increases in FHLB advances and the 216 and 166 basis point increases in other borrowed funds during 2006 and 2005 compared to the same periods in the prior years resulted primarily from the impact of the 300 basis point increase in short-term market rates over the past two years.  The rate on other borrowings increased more than the increase in market rates as a result of the additional $7.2 million trust preferred securities that were obtained at a higher cost at the end of 2005.  As of December 31, 2006, approximately 46% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.  At December 31, 2005 and 2004, approximately 37% and 59% of our FHLB advances had variable rates, respectively.

Net interest income, the largest component of our income, was $14.4 million, $12.1 million, and $8.6 million, for the years ended December 31, 2006, 2005, and 2004, respectively.  The increases in both 2006 and 2005 related primarily to the net effect of higher levels of both average earning assets and interest-bearing liabilities.  In 2006 and 2005, average earning assets increased $89.7 million and $77.8 million, respectively.  During the same periods, average interest-bearing liabilities increased $89.4 million and $61.5 million, respectively.  The higher average balances is the primary reason for the $2.3 million and $3.4 million additional net interest income for the years ended December 31, 2006 and 2005, respectively.

  Interest income for the year ended December 31, 2006 was $30.9 million, consisting of $27.6 million on loans, $2.8 million on investments, and $473,362 on federal funds sold.  Interest income for the same period ended December 31, 2005 was $21.7 million, consisting of $19.9 million on loans, $1.6 million on investments, and $104,414 on federal funds sold.  Interest income for 2004 was $14.0 million, consisting of $13.0 million on loans, $966,653 on investments, and $22,751 on federal funds sold.  Interest on loans for the years ended December 31, 2006, 2005 and 2004 represented 89.3%, 92.0% and 92.9%, respectively, of total interest income, while income from investments and federal funds sold represented 10.7%, 8.0% and 7.1% of total interest income for the years ended December 31, 2006, 2005 and 2004, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 85.3%, 88.6% and 91.0% of average interest-earning assets for the years ended December 31, 2006, 2005 and 2004, respectively.  Included in interest income on loans for the years ended December 31, 2006, 2005 and 2004 was $569,012, $604,564 and $496,119, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the year ended December 31, 2006 was $16.6 million, a 73.0% increase compared to $9.6 million for the year ended December 31, 2005.  For the years ended December 31, 2006 and 2005, interest expense consisted of $11.1 million and $6.0 million, respectively, related to deposits and $5.4 million and $3.5 million, respectively, related to borrowings.   Interest expense for the year ended December 31, 2004 was $5.3 million, consisting of $3.6 million related to deposits and $1.7 million related to borrowings.  Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 represented 67.2%, 63.0% and 67.2%, respectively, of total interest expense, while interest expense on borrowings represented 32.8%, 37.0% and 32.8%, respectively, of total interest expense.  During the year ended December 31, 2006, average interest-bearing deposits were higher by $72.9 million than for the same period in 2005, while FHLB advances and other borrowings were $16.5 million higher than for the same period in 2005.  Average interest-bearing deposits were higher by $39.5 million during the year ended December 31, 2005 than for the same period 2004, while FHLB advances and other borrowings during 2005 were $22.0 million higher than for the same period in 2004.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provided us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2006 vs. 2005				December 31, 2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income
Loans	$4,173	2,909	617	7,699	3,199	2,998	759	6,956
Investment securities	828	242	122	1,192	603	39	25	667
Federal funds sold	198	59	112	369	16	38	27	81
Total interest income	5,199	3,210	851	9,260	3,818	3,075	811	7,704

Interest expense
Deposits	1,438	2,957	709	5,104	840	1,309	317	2,466
FHLB advances	603	675	160	1,438	426	676	242	1,344
Other borrowings	(42)	516	(21)	453	62	355	41	458
Total interest expense	1,999	4,148	848	6,995	1,328	2,340	600	4,268

Net interest income	$3,200	(938)	3	2,265	2,490	735	211	3,436

Provision for Loan Losses

                 We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under "Balance Sheet Review - Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

For the year ended December 31, 2006, we incurred a noncash expense related to the provision for loan losses of $1.7 million, bringing the allowance for loan losses to $4.9 million, or 1.23% of gross loans, as of December 31, 2006.  During the year ended December 31, 2006, we charged-off $1.3 million in loans and recorded $145,661 of recoveries on loans previously charged-off.  In contrast, for the same periods in 2005 and 2004, we added $1.0 million and $1.3 million, respectively, to the provision for loan losses, resulting in an allowance of $4.5 million and $3.7 million at December 31, 2005 and 2004.  The allowance for loan losses as a percentage of gross loans was 1.33% at both December 31, 2005 and 2004, respectively.  We reported net charge-offs of $227,048 and $298,505 for the years ended December 31, 2005 and 2004, respectively, including recoveries of $63,206 and $36,423 for the same periods in 2005 and 2004.

The substantial portion, or $1.1million, of loans charged-off in the twelve months ended December 31, 2006 relates to a group of loans with a common interest totaling $3.1 million.  These loans were secured by diversified real estate or vehicles, on which we have foreclosed.  During the second and third quarters of 2006, we sold $1.3 million of the property which had secured these loans.  At December 31, 2006, the remaining $1.0 million in property which had secured these loans is recorded at their estimated fair market value as other real estate owned on our consolidated balance sheets.

At December 31, 2006, the allowance for loan losses represented 3.3 times the amount of non-performing loans, compared to 9.6 times and 4.8 times at December 31, 2005 and 2004, respectively.  As a result of this level of coverage on non-performing loans, we determined that the provision of $1.7 million for the twelve months ended December 31, 2006 to be adequate.

Noninterest Income

                The following tables set forth information related to our noninterest income.

	Years ended December 31,
	2006	2005	2004

Loan fee income	$123,756	169,876	146,986
Service fees on deposit accounts	259,296	251,644	296,100
Other real estate owned activity	(165,627)	-	(2,725)
Income from bank owned life insurance	142,947	-	-
Other income	219,123	404,261	321,102
Total noninterest income	$579,495	825,781	761,463

 Noninterest income for the year ended December 31, 2006 was $579,495, a decrease of $246,286 or 29.8% compared to noninterest income of $825,781 during the same period in 2005.  The $246,286 decrease in 2006 was primarily related to $165,627 of other real estate owned activity and a $185,138 decrease in other income. Noninterest income for the year ended December 31, 2004 was $761,463.

Loan fee income consists primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $123,756 and $169,876 for the years ended December 31, 2006 and 2005, respectively.  The $46,120 decrease relates primarily to a $60,127 decrease in mortgage origination fees and fees related to lines and letters of credit, partially offset by a $14,007 increase in late charge fees.  We received $3,585 of mortgage origination fees in 2006 compared to $35,562 in 2005.  We anticipate that the level of mortgage origination fees will remain stable as the mortgage refinancing business has declined due to higher mortgage rates currently being offered.  Fees related to lines and letters of credit were $30,854 for the year ended December 31, 2006, and $59,004 for the same period in 2005.

Income from loan fees increased by $22,890 to $169,876 for the year ended December 31, 2005 from $146,986 for the same period in 2004.  The increase relates primarily to the $18,971 increase in mortgage origination fees on loans closed by a third party.  We received $35,562 of mortgage origination fees in 2005 compared to $16,591 in 2004.  The remaining increase is due to a net increase of $3,919 in late fees and other related loan fees in 2005 compared to 2004.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.  Deposit fees were $259,296 and $251,644 for the years ended December 31, 2006 and 2005, respectively.  The $7,652 increase is primarily related to a $10,919 increase in deposit related fees, partially offset by a $3,901 decrease in NSF fees.  Deposit related fees were $28,153 and $17,234 for the years ended December 31, 2006 and 2005, respectively.  NSF income was $147,558 and $151,459 for the same periods ended December 31, 2006 and 2005, respectively, representing 56.9% of total service fees on deposits in 2006 compared to 60.2% of total service fees on deposits in 2005

Deposit fees were $251,644 and $296,100 for the years ended December 31, 2005 and 2004, respectively.  The $44,456 decrease is primarily related to a significant amount of NSF fees incurred by and charged to one individual customer in the prior year.  NSF income was $151,459 and $188,880 for the years ended December 31, 2005 and 2004, respectively, representing 60.2% of total service fees on deposits in 2005 compared to 63.8% of total service fees on deposits in 2004.

As a result of loans that were transferred into real estate owned in 2006, our cost of owning the real estate exceeded income derived from the property by $165,627 for the twelve months ended December 31, 2006.  We had no income or expenses on real estate owned for the same period in 2005 expenses of $2,725 in 2004.

We purchased bank owned life insurance in the third quarter of 2006.  Income derived from life insurance was $142,947 for the year ended December 31, 2006.

Other income consisted primarily of income from fees received on debit card transactions and sale of customer checks, and fees received on wire transfers.  Other income was $219,123 and $404,261 for the years ended December 31, 2006 and 2005, respectively.  The $185,138 decrease resulted primarily from a $202,262 decrease in debit card transaction fees due to a change in merchant service providers whereby we now receive a net fee related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred additional transaction costs.  Debit card transaction fees were $148,167 and $350,429 for the years ended December 31, 2006 and 2005, respectively and represented 67.6% and 86.7% of total other income for the 2006 and 2005 periods, respectively.  The corresponding transaction costs associated with debit card transactions are included in outside service expense.  The debit card transaction costs were $75,340 and $278,936 for the years ended December 31, 2006 and 2005, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2006 and 2005 was $72,827 and $71,493, respectively.

Other income was $321,102 for the year ended December 31, 2004.  The $83,159 increase in 2005 from 2004 resulted primarily from an increase in the volume of ATM transactions for which we receive fees.  The ATM transaction fees were $350,429 and $290,143 for the years ended December 31, 2005 and 2004, respectively.  The ATM transaction fees represented 86.7% and 90.4% of total other income for the years ended December 31, 2005 and 2004, respectively.  Included in noninterest data processing and related costs was $278,936 and $252,581 related to corresponding transaction costs associated with ATM transaction fees for the years ended December 31, 2005 and 2004, respectively.  The net impact of the fees received and the related cost of the ATM transactions on earnings for the years ended December 31, 2005 and 2004 was $71,493 and $37,562, respectively.

Noninterest Expenses

                     The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
	2006	2005	2004

Compensation and benefits	$4,398,106	3,340,402	2,497,445
Professional fees	384,926	303,986	213,168
Marketing	390,377	377,093	247,536
Insurance	183,139	152,761	128,978
Occupancy	663,139	799,267	603,033
Data processing and related costs	854,084	919,379	813,097
Telephone	82,066	55,972	32,216
Impairment of long lived assets	-	1,500,000	-
Other	395,471	406,520	317,822
Total noninterest expenses	$7,351,308	7,855,380	4,853,295

We incurred noninterest expenses of $7.4 million for the year ended December 31, 2006 compared to $7.9 million and $4.9 million for the years ended December 31, 2005 and 2004. Included in noninterest expenses for the year ended December 31, 2005, is a one-time charge of $1.5 million related to the impairment of long lived assets.  Average interest-earning assets increased 25.5% and 28.5% during the years ended December 31, 2006 and 2005, respectively, while general and administrative expense, excluding the one-time $1.5 million impairment charge, increased by 15.7% and 30.9%, respectively, for the same periods.

In December of 2005, we decided to exercise our option to purchase our main office and headquarters building.    Purchasing the building as compared to continuing to lease the building for an additional fourteen years, provided a cost benefit to the company of approximately $90,000 per year.  We paid approximately $3.1 million for the building, a price which was calculated based on a pre-determined formula in our lease agreement.  We also engaged an outside appraiser to evaluate the market value of our building.  This analysis concluded that the building's market value, including leasehold improvements, was approximately $2.2 million, whereas the purchase price and leasehold improvements totaled approximately $3.7 million, resulting in an impairment charge of $1.5 million.

For the year ended December 31, 2006, compensation and benefits, occupancy, data processing and related costs, and the impairment of long lived assets accounted for 80.5% of the total noninterest expenses compared to 83.5% in 2005 and 80.6% in 2004.

                The following tables set forth information related to our compensation and benefits.

	Years ended December 31,
	2006	2005	2004

Base compensation	$3,020,391	2,353,952	1,708,492
Incentive compensation	763,000	594,925	570,049
Total compensation	3,783,391	2,948,877	2,278,541
Benefits	755,895	525,715	341,124
Capitalized loan origination costs	(141,180)	(134,190))	(122,220)
Total compensation and benefits	$4,398,106	3,340,402	2,497,445

Compensation and benefits expense was $4.4 million, $3.3 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Compensation and benefits represented 59.8% of our total noninterest expenses for the year ended December 31, 2006, 42.5% for the same period in 2005, and 51.5% for the same period in 2004.  The $1.1 million increase in compensation and benefit expense in 2006 compared to 2005 is primarily related to a $666,439 increase in base compensation and $230,180 of additional benefits cost.  In addition, incentive compensation expense increased by $168,075, offset by an increase of $6,990 in loan origination costs, which is required to be capitalized and amortized over the life of the loans as a reduction of loan interest income.  Compensation and benefits expense increased by $842,957 in 2005 compared to 2004.  The increase is a result of $645,460 additional base compensation, $24,876 in additional incentive compensation, and $184,591 in higher benefits costs, offset by an increase of $11,970 in loan origination costs.

The $666,439 increase in base compensation expense for the year ended December 31, 2006 compared to the same period in 2005, related to the cost of 8 additional employees, most of which were hired to support the growth in retail deposits, as well as annual salary increases.  The $645,460 increase in base compensation expense in 2005, related to the addition of 14 employees, plus the impact of annual salary increases.  Seven of the new employees relate to the staff that was hired for the new retail offices that opened in the first and fourth quarters of 2005.  The remaining seven employees were hired primarily to support the growth in both loans and deposit operations.

Incentive compensation represented 20.2% of total compensation for the years ended December 31, 2006 and 2005, respectively, and 25.0% for the year ended December 31, 2004.  The incentive compensation expense recorded for the years 2006, 2005 and 2004 represented an accrual of the estimated incentive compensation earned during the respective year.

Benefits expense increased $230,180 in the year ended December 31, 2006 compared to the year ended December 31, 2005 and $184,591 in 2005 compared to the year ended December 31, 2004.  Benefits expense represented 20.0%, 17.8%, and 15.0% of the total compensation for the years ended December 31, 2006, 2005, and 2004, respectively.

The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2006	2005	2004

Data processing costs	$573,046	473,013	420,588
ATM transaction expense	75,340	278,936	252,581
Courier expense	92,064	81,214	74,166
Other expenses	113,634	86,216	65,762
Total data processing and related costs	$854,084	919,379	813,097

Data processing and related costs were $854,084, $919,379 and $813,097 for the years ended December 31, 2006, 2005 and 2004, respectively.  During the year ended December 31, 2006, our data processing costs for our core processing system increased by $100,033 to $573,046 compared to $473,013 for the same period in 2005.  Data processing costs for our core processing system were $420,588 for the year ended December 31, 2004.  We have contracted with an outside computer service company to provide our core data processing services.

                    Data processing costs increased $100,033, or 21.1%, for the year ended December 31, 2006 and $52,425, or 12.5%, for the year ended December 31, 2005 when compared to the same periods in 2005 and 2004, respectively.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $75,340, $278,936 and $252,581 for the years ended December 31, 2006, 2005 and 2004, respectively.  The decrease of $203,596 relates primarily to a change in merchant service card providers, whereby we now receive net fee income related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred a higher transaction cost.  The $26,355 increase in 2005 compared to 2004 relates to the higher transaction volume during the respective periods.

Occupancy expense represented 9.0%, 10.2% and 12.4% of total noninterest expenses for the years ended December 31, 2006, 2005 and 2004, respectively.  Occupancy expense decreased $136,128 to $663,139 for the year ended December 31, 2006 from $799,267 for the same period in 2005, in spite of the addition of two new retail offices.  The additional costs of the two new retail offices were largely offset because we purchased our main retail office and headquarter building at the end of 2005.  The depreciation expense related to our main office and headquarter building is significantly less than the rent expense paid in prior years.    During 2005, occupancy expense increased $196,234 from $603,033 for the year ended December 31, 2004.  The increase resulted primarily from increased rent expense and the increased depreciation expenses related to opening our Parkway and Augusta Road offices.

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

                The remaining $139,647 increase in noninterest expenses for the year ended December 31, 2006 compared to the same period in 2005, resulted primarily from increases of $80,940 in professional fees, $30,378 in insurance expenses, and $77,898 in telephone and other expenses, partially offset by a decrease of $13,284 in marketing expenses.  Professional fees increased as a result of legal fees related to research of certain strategic business opportunities and the overall growth of our company.  A significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs

Contributing to the increase in noninterest expenses for the year ended December 31, 2005 compared to the same period in 2004 were increases of $90,818 in professional fees, $129,557 in marketing costs, $23,783 in insurance expenses, and $94,108 in telephone and other expenses.  A significant portion of the increase in professional fees related to additional legal and accounting fees related to new SEC reporting requirements.  The increase in marketing expenses related to expanding our market awareness in the Greenville market, while a significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

                Income tax expense was $2.0 million, $1.5 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004.  Our effective tax rate was 34.2% for the year ended December 31, 2006, and 38% for each of the years ended December 31, 2005 and 2004.  The decrease in the effective tax rate for 2006 compared to prior years results primarily from the tax exempt income on bank owned life insurance which we purchased in the third quarter of 2006.

Balance Sheet Review

General

                At December 31, 2006, we had total assets of $509.3 million, consisting principally of $397.2 million in loans, $74.3 million in investments, $7.5 million in federal funds sold, and $9.1 million in cash and due from banks.  Our liabilities at December 31, 2006 totaled $474.8 million, consisting principally of $345.5 million in deposits, $108.5 million in FHLB advances, $4.1 million of official checks outstanding, and $13.4 million of junior subordinated debentures.  At December 31, 2006, our shareholders' equity was $34.6 million.

Federal Funds Sold

                At December 31, 2006, our $7.5 million in short-term investments in federal funds sold on an overnight basis comprised 1.5% of total assets, compared to $19.4 million, or 4.8% of total assets, at December 31, 2005.  Due to the large amount of official checks outstanding, our federal funds sold were higher than normal at December 31, 2005.

Investments

               At December 31, 2006, the $74.3 million in our investment securities portfolio represented approximately 14.6% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $66.8 million and an amortized cost of $67.3 million for an unrealized loss of $537,138.  As a result of the strong growth in our loan portfolio and the historically low fixed rates that were available during the last two and one-half years, through December 31, 2005, we had maintained a lower than normal level of investments.  During 2006, as rates on investment securities have risen and we have attracted a material amount of additional deposits, we increased the size of our investment portfolio.

Contractual maturities and yields on our investments at December 31, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2006, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$1,989	5.06%	$-	-	$-	-	$1,989	5.06%
State and political subdivisions	-	-	-	-	3,782	3.81%	3,782	3.81%
Mortgage-backed securities	-	-	4,608	5.33%	39,821	5.64%	44,429	5.61%
Total	$1,989	5.06%	$4,608	5.33%	$43,603	5.48%	$50,200	5.45%

Held to Maturity
Mortgage-backed securities	$-	-	$441	3.92%	$16,604	4.63%	$17,045	4.61%

At December 31, 2006, our investments included securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with carrying values of  $39.5 million and $12.4 million, respectively.

Other investments at December 31, 2006 consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $5.7 million.  At December 31, 2005, we owned Federal Reserve Bank stock with a cost of $863,700, Federal Home Loan Bank stock with a cost of $4.2 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.

The amortized costs and the fair value of our investments at December 31, 2006, 2005, and 2004 are shown in the following table.

	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$1,996	1,989	1,005	1,012	1,014	1,053
State and political subdivisions	3,795	3,782	1,292	1,292	-	-
Mortgage-backed securities	44,478	44,429	9,242	9,007	11,070	11,107
Total	$50,269	50,200	11,539	11,311	12,084	12,160

Held to Maturity
Mortgage-backed securities	$17,045	16,577	19,345	18,709	13,139	13,089

Loans

                 Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2006 and 2005 were $375.4 million and $310.3 million, respectively.  Before allowance for loan losses, total loans outstanding at December 31, 2006 and 2005 were $402.2 million and $338.5 million, respectively.

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

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2006.

	2006		2005		2004		2003		2002

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real Estate:
Commercial
Owner Occupied	$77,668	19.3%	$72,222	21.3%	$54,323	19.4%	$39,301	18.8%	$22,653	15.1%
Non-owner occupied	126,008	31.3%	96,950	28.7%	76,284	27.2%	53,898	25.8%	43,077	28.7%
Construction	20,466	5.1%	14,661	4.3%	12,212	4.4%	10,878	5.2%	4,008	2.7%

Total commercial real estate	224,142	55.7%	183,833	54.3%	142,819	51.0%	104,077	49.8%	69,738	46.5%

Consumer
Residential	59,187	14.7%	50,756	15.0%	46,240	16.5%	35,823	17.2%	25,500	17.0%
Home equity	35,986	9.0%	37,254	11.0%	35,085	12.5%	24,278	11.6%	18,069	12.1%
Construction	8,259	2.0%	5,409	1.6%	5,938	2.1%	4,365	2.1%	4,200	2.8%

Total consumer real estate	103,432	25.7%	93,419	27.6%	87,263	31.1%	64,466	30.9%	47,769	31.9%

Total real estate	327,574	81.4%	277,252	81.9%	230,082	82.1%	168,543	80.7%	117,507	78.4%

Commercial business	65,891	16.4%	53,753	15.9%	44,872	16.0%	36,107	17.3%	28,192	18.8%
Consumer - other	9,524	2.4%	8,211	2.4%	6,035	2.1%	4,662	2.2%	4,591	3.1%
Deferred origination fees, net	(806)	(0.2)%	(685)	(0.2)%	(642)	(0.2)%	(530)	(0.2)%	(387)	(0.3)%
Total gross loans, net
of deferred fees	402,183	100.0%	338,531	100.0%	280,347	100.0%	208,782	100.0%	149,903	100.0%

Less - allowance for loan losses	(4,949)		(4,490)		(3,717)		(2,705)		(1,824)

Total loans, net	$397,234		$334,041		$276,630		$206,077		$148,079

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

 The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate- mortgage	$59,676	195,649	43,524	298,849
Real estate- construction	18,630	9,685	410	28,725
Total real estate	78,306	205,334	43,934	327,574
Commercial	40,143	24,891	857	65,891
Consumer- other	4,299	4,818	407	9,524
Deferred origination fees, net	(267)	(454)	(85)	(806)
Total gross loan, net of
deferred fees	$122,481	234,589	45,113	402,183

Loans maturing - after one year with
Fixed interest rates				$143,291
Floating interest rates				$136,411

 Provision and Allowance for Loan Losses

                  We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance for loan losses and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2006.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance, beginning of year	$4,490	3,717	2,705	1,824	1,192

Charge-offs
Commercial	(65)	(27)	(70)	(18)	(410)
Real estate-construction	(181)	-	-	-	-
Real estate-mortgage	(982)	(229)	(225)	(118)	-
Consumer	(78)	(34)	(40)	(37)	8

Total charge-offs	(1,306)	(290)	(335)	(173)	(418)

Recoveries
Commercial	8	1	13	-	-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	65	60	2	-	-
Consumer	42	2	22	4	-

Total recoveries	115	63	37	4	-

Net loans charged-off	$(1,191)	(227)	(298)	(169)	(418)

Provision for loan losses	1,650	1,000	1,310	1,050	1,050

Balance, end of year	$4,949	4,490	3,717	2,705	1,824

Net charge-offs to average loans	0.32%	0.07%	0.12%	0.10%	0.34%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2006.  All loans over 90 days past due are on and included in loans on nonaccrual.

	2006	2005	2004	2003	2002
		(Dollars in thousands)

Loans over 90 days past due	$945	351	683	396	3

Loans on nonaccrual:
Mortgage	1,424	419	339	150	-
Commercial	32	41	386	224	100
Consumer	33	6	14	70	13
Total nonaccrual loans	1,489	466	739	444	113

Total of nonperforming loans	1,489	466	739	444	113

Other nonperforming assets	1,012	-	28	-	525

Total nonperforming assets	$2,501	466	767	444	638

Percentage of total assets	0.49%	0.12%	0.24%	0.19%	0.37%

Percentage of nonperforming loans and
assets to gross loans	0.62%	0.14%	0.27%	0.21%	0.43%

Allowance for loan losses to gross loans	1.23%	1.33%	1.33%	1.30%	1.22%

Net charge-offs to average loans	0.32%	0.07%	0.12%	0.10%	0.34%

                At December 31, 2006 and December 31, 2005, the allowance for loan losses was $4.9 million and $4.5 million, respectively, or 1.23% and 1.33% of outstanding loans, respectively.  During the years ended December 31, 2006 and 2005, our net charged-off loans were $1.2 million and $227,048, respectively.

  The substantial portion, or $1.1million, of loans charged-off in the twelve months ended December 31, 2006 relates to a group of loans with a common interest totaling $3.1million.  These loans were secured by diversified real estate or vehicles, on which we have foreclosed.  During the second and third quarters of 2006, we sold $1.3 million of the property which had secured these loans.  At December 31, 2006, the remaining $1.0 million in property which had secured these loans is recorded at their fair market value as other real estate owned on our consolidated balance sheet.

  At December 31, 2006, the allowance for loan losses represented 3.3 times the amount of non-performing loans, compared to 9.6 times and 4.8 times at December 31, 2005 and 2004, respectively.  The coverage level of the allowance at December 31, 2006 decreased from the coverage level at December 31, 2005 due to an increase in non-performing loans.  A significant portion, or 56.9%, of nonperforming loans at December 31, 2006 are secured by real estate.  We have evaluated the underlying collateral on these loans and determined that the collateral on these loans is sufficient to minimize future losses.

At December 31, 2006, nonaccrual loans represented 0.29% of total assets.  At December 31, 2006 and December 31, 2005, we had $1.5 million and $466,333 of loans, respectively, on nonaccrual status.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2006 and 2005 was approximately $46,000 and $23,000, respectively.    The amount of interest income recorded in 2006 for loans that were on nonaccrual at December 31, 2006 was approximately $90,000, and was approximately $6,000 in 2005.

As of December 31, 2006, we were not aware of any potential problem loans that were not already categorized as nonaccrual, past due, restructured, or impaired that had borrower credit problems causing us to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Deposits and Other Interest-Bearing Liabilities

                 Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $91.3 million at December 31, 2006 and $81.4 at December 31, 2005.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 116%, 133%, and 137% at, December 31, 2006, 2005, and 2004, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$26,281	- %	$19,083	- %	$15,081	- %
Interest bearing demand deposits	35,048	1.85%	28,153	1.39%	24,552	1.35%
Money market accounts	79,323	3.46%	47,527	1.95%	41,892	1.49%
Savings accounts	1,364.45%		1,288.37%		1,296	0.34%
Time deposits less than $100,000	35,957	4.55%	25,291	3.36%	23,611	2.48%
Time deposits greater than $100,000	127,922	4.77%	104,444	3.70%	75,809	2.67%
Total deposits	$305,895	3.64%	$225,786	2.67%	$182,241	1.96%

Core deposits, which exclude time deposits of $100,000 or more and wholesale time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $197.7 million, $125.9 million, and $107.8 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2006 and 2005 is as follows:

	2006	2005
	(Dollars in thousands)
Three months or less	$25,399	$15,680
Over three through six months	49,831	23,965
Over six through twelve months	39,874	27,132
Over twelve months	32,772	49,878
Total	$147,876	$116,655

 Capital Resources

Total shareholders' equity was $34.6 million at December 31, 2006 and $30.5 million at December 31, 2005.  The $4.1 million increase between 2006 and 2005 primarily resulted from $3.9 million of net income earned during 2006.

                The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2006.  Since our inception, we have not paid cash dividends.

	2006	2005	2004
Return on average assets	0.85%	0.70%	0.73%
Return on average equity	11.95%	8.44%	12.37%
Equity to assets ratio	7.15%	8.36%	5.87%

                Our return on average assets was 0.85% for the year ended December 31, 2006 and 0.70% and 0.73% for the years ended December 31, 2005 and 2004, respectively.  In addition, our return on average equity was 11.95% for the year ended December 31, 2006, and 8.44% and 12.37% for the same periods in 2005 and 2004, respectively.  The lower returns for the year ended December 31, 2005 relate to the one-time impairment charge on the purchase of the building that occurred in late 2005.   The decrease in the equity to assets ratio from December 31, 2005 is a function of the $99.9 million increase in average assets compared to the $2.8 million increase in average equity.

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

The following table sets forth the holding company's and the bank's various capital ratios at December 31, 2006, 2005, and 2004.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	2006		2005		2004
	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	13.1%	12.3%	14.9%	13.7%	14.6%	13.7%
Tier 1 risk-based capital	11.9%	11.1%	13.6%	12.4%	13.4%	12.4%
Leverage capital	9.4%	8.7%	11.6%	10.5%	11.0%	10.2%

Borrowings

The following table outlines our various sources of borrowed funds during the years ended December 31, 2006, 2005, and 2004, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

		Period-	Maximum
	Ending	End	Month-end	Average for the Period
	Balance	Rate	Balance	Balance	Rate
At or for the Year	(Dollars in thousands)
Ended December 31, 2006
Federal Home Loan Bank advances	$108,500	4.52%	$108,500	$91,525	4.35%
Securities sold under agreement to
repurchase	-	- %	14,434	8,362	4.92%
Federal funds purchased	-	- %	3,345	572	5.47%
Junior subordinated debentures	13,403	7.57%	13,403	13,403	7.3%

At or for the Year
Ended December 31, 2005
Federal Home Loan Bank advances	$79,500	3.84%	$81,500	$74,013	3.44%
Securities sold under agreement to
repurchase	14,680	4.32%	18,947	16,710	3.35%
Federal funds purchased	-	4.60%	-	755	2.93%
Junior subordinated debentures	13,403	6.74%	13,403	6,384	6.57%

At or for the Year
Ended December 31, 2004
Federal Home Loan Bank advances	$60,660	2.82%	$58,400	$54,515	2.21%
Securities sold under agreement to
repurchase	13,100	2.25%	14,637	13,643	1.43%
Federal funds purchased	-	2.44%	-	332	1.46%
Correspondent bank line of credit	-	4.40%	3,000	1,214	3.38%
Junior subordinated debentures	6,186	5.65%	6,186	6,186	4.88%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2006, unfunded commitments to extend credit were $79.2 million, of which approximately $40.6 million was at fixed rates and $38.6 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2006, there was a $2.4 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were asset sensitive during most of the year ended December 31, 2005 and through the first six months of 2006.  As we obtained more fixed rate loans and retail deposits, our gap position has shifted to being liability sensitive.  We have been, and we expect to continue to be, liability sensitive during 2007.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 49% and 61% of our loans were variable rate loans at December 31, 2006 and 2005, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (25.0%) because $119.0 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

                  At December 31, 2006 and 2005, our liquid assets amounted to $16.6 million and $25.6 million, or 3.3% and 6.3% of total assets, respectively.  Our investment securities at December 31, 2006 and 2005 amounted to $74.3 million and $36.1 million, or 14.6% and 8.9% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, substantially all of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

                  Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2005 and 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $26.1 million for which there were no borrowings against the lines at December 31, 2006.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2006 was $15.3 million, based on the bank's $5.7 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

                We signed a ten-year, five-month lease on our new headquarters and main office.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease.  Beginning in 2007, the monthly rent expense will be approximately $42,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$7,467	$-	$-	$-	$7,467
Investment securities	3,159	8,588	29,940	25,557	67,244
Loans	205,316	25,828	134,035	36,321	401,500

Total earning assets	$215,942	$34,416	$163,975	$61,878	$476,211

Interest-bearing liabilities:
Money market and NOW	$117,538	$-	$-	$-	$117,538
Regular savings	1,544	-	-	-	1,544
Time deposits	45,443	114,940	34,995	165	195,543
FHLB advances	57,500	19,000	32,000	-	108,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$235,428	$133,940	$66,995	$165	$436,528

Period gap	$(19,486)	$(99,524)	$96,980	$61,713
Cumulative gap	(19,486)	(119,010)	(22,030)	39,683

Ratio of cumulative gap to total earning assets	-4.1%	-25.0%	-4.6%	8.3%

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

     The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2006.

	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
	One Year	Years	Years	Years	Years	Total
	(Dollars in thousands)

Certificates of deposit	$160,383	$18,463	$9,515	$7,017	$165	$195,543
FHLB advances	5,000	-	-	40,000	63,500	108,500
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	989	1,002	976	1,207	3,774	7,948

Total	$166,372	$19,465	$10,491	$48,224	$80,842	$325,394

                   In February 2007, the company decided to actively market the sale of its former main office and corporate headquarters building.  The company, accordingly, reclassified the building from property and equipment to property held for sale, in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," and ceased depreciation of the building.  The company received a sales contract for $2.4 million which would result in a pre-tax gain of $375,000 and is expected to close in the second quarter of 2007.

 Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the company on January 1, 2008 and is not expected to have a significant impact on the company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the company's financial position, results of operations or cash flows.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The company is currently analyzing the effects of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The company is currently analyzing the effects of EITF 06-5 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The company has analyzed SAB 108 and determined that the adoption of SAB 108 had no impact on the reported financial position, results of operations or cash flows.

                In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the company on January 1, 2008. Earlier adoption is permitted in 2007 if the company also elects to apply the provisions of SFAS 157, "Fair Value Measurement." The company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the company's financial position, results of operations or cash flows.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

                 See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Liquidity and Interest Rate Sensitivity.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Cash and due from banks	$9,112,675	$6,223,397
Federal funds sold	7,466,458	19,380,755
Investment securities available for sale	50,199,513	11,310,956
Investment securities held to maturity-
(fair value $16,576,673 and $18,709,112)	17,044,531	19,345,016
Other investments, at cost	7,060,100	5,475,400
Loans, net	397,233,829	334,040,776
Property and equipment, net	6,450,854	5,576,882
Accrued interest receivable	2,381,336	1,694,648
Other real estate owned	1,012,030	-
Bank owned life insurance	8,142,947	-
Other assets	3,239,678	2,264,713

Total assets	$509,343,951	$405,312,543

Liabilities
Deposits	$345,504,076	$254,148,041
Official checks outstanding	4,131,107	7,786,468
Repurchase agreements	-	14,680,000
Federal Home Loan Bank advances	108,500,000	79,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	2,278,154	1,510,635
Accounts payable and accrued expenses	944,168	3,811,652

Total liabilities	474,760,505	374,839,796

Commitments and contingencies - Note 12

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share,
authorized, 10,000,000 shares, issued and outstanding 2,933,868 and
2,659,719 at December 31, 2006 and 2005, respectively	29,339	26,597
Additional paid-capital	30,846,538	25,626,740
Accumulated other comprehensive loss	(16,465)	(150,602)
Retained earnings	3,724,034	4,970,012

Total shareholders' equity	34,583,446	30,472,747

Total liabilities and shareholders' equity	$509,343,951	$405,312,543

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2006	2005	2004

Interest income
Loans	$27,629,556	$19,930,728	$12,975,296
Investment securities	2,826,007	1,634,403	966,653
Federal funds sold	473,362	104, 414	22,751

Total interest income	30,928,925	21,669,545	13,964,700
Interest expense
Deposits	11,139,822	6,036,043	3,570,263
Borrowings	5,439,587	3,548,820	1,746,294

Total interest expense	16,579,409	9,584,863	5,316,557

Net interest income	14,349,516	12,084,682	8,648,143
Provision for loan losses	1,650,000	1,000,000	1,310,000

Net interest income after provision for loan losses	12,699,516	11,084,682	7,338,143

Noninterest income
Loan fee income	123,756	169,876	146,986
Service fees on deposit accounts	259,296	251,644	296,100
Other real estate owned activity	(165,627)	-	(2,725)
Income from bank owned life insurance	142,947	-	-
Other income	219,123	404,261	321,102

Total noninterest income	579,495	825,781	761,463

Noninterest expenses
Compensation and benefits	4,398,106	3,340,402	2,497,445
Professional fees	384,926	303,986	213,168
Marketing	390,377	377,093	247,536
Insurance	183,139	152,761	128,978
Occupancy	663,139	799,267	603,033
Data processing and related costs	854,084	919,379	813,097
Telephone	82,066	55,972	32,216
Impairment of long lived assets	-	1,500,000	-
Other	395,471	406,520	317,822

Total noninterest expenses	7,351,308	7,855,380	4,853,295

Income before income tax expense	5,927,703	4,055,083	3,246,311

Income tax expense	2,026,909	1,540,931	1,233,722

Net income	$3,900,794	$2,514,152	$2,012,589

Earnings per common share
Basic (1)	$1.33	$.86	$.93
Diluted (1)	$1.20	$.78	$.82

Weighted average common shares outstanding
Basic (1)	2,931,640	2,922,403	2,169,296
Diluted (1)	3,238,329	3,223,405	2,463,672

                                                                                   (1)  All periods have been restated for the 10 percent stock dividend distributed August 14, 2006.

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				Accumulated		Total
			Additional	other		share-
	Common stock		paid-in	comprehensive	Retained	holders'
	Shares	Amount	capital	income (loss)	earnings	equity

December 31, 2003	1,724,994	$17,250	$10,629,450	$96,997	$443,271	$11,186,968

Net income	-	-	-	-	2,012,589	2,012,589

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(47,008)	-	(47,008)

Comprehensive income	-	-	-	-	-	1,965,581

Proceeds from sale of common stock, net	920,000	9,200	14,896,829	-	-	14,906,029
Proceeds from exercise of warrants	3,000	30	19,980	-	-	20,010

December 31, 2004	2,647,994	$26,480	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	2,514,152	2,514,152

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(200,591)	-	(200,591)

Comprehensive income	-	-	-	-	-	2,313,561

Proceeds from exercise of stock
options and warrants	11,725	117	80,481	-	-	80,598

December 31, 2005	2,659,719	$26,597	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	3,900,794	3,900,794

Comprehensive income, net of tax -
Unrealized holding gain on securities
available for sale.	-	-	-	134,137	-	134,137

Comprehensive income	-	-	-	-	-	4,034,931

Proceeds from exercise of stock options	7,500	75	49,645	-	-	49,720
Stock dividend (10%), net of cash in lieu	266,649	2,667	5,143,659	-	(5,146,772)	(446)
of fractional shares
Compensation expense related to
stock options, net of tax	-	-	1,141	-	-	1,141
Tax benefit related to exercise of
stock options	-	-	25,353	-	-	25,353

December 31, 2006	2,933,868	$29,339	$30,846,538	$(16,465)	$3,724,034	$34,583,446

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004

Operating activities
Net income	$3,900,794	$2,514,152	$2,012,589
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,650,000	1,000,000	1,310,000
Depreciation and other amortization	348,679	260,009	163,738
Impairment of long lived assets	-	1,500,000	-
Gain on sale of real estate owned	(1,065)	-	-
Gain on sale of property and equipment	(17,889)	-	-
Accretion and amortization of securities discounts and premium, net	100,019	127,724	94,394
Compensation expense related to stock options	1,141	-	-
Increase in cash surrender value of bank owned life insurance	(142,947)	-	-
Increase in deferred tax asset	(336,782)	(869,971)	(255,642)
Increase in other assets, net	(1,324,871)	(451,228)	(1,149,152)
Increase (decrease) in other liabilities, net	(5,754,740)	10,289,618	239,027

Net cash provided by (used for) operating activities	(1,577,661)	14,370,304	2,414,954

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(67,194,287)	(58,410,292)	(72,169,136)
Purchase of property and equipment	(1,229,762)	(5,322,896)	(1,353,474)
Proceeds from sale of property and equipment	25,000	-	-
Purchase of investment securities:
Available for sale	(44,333,554)	(1,292,018)	(9,983,843)
Held to maturity	-	(10,258,021)	(5,585,719)
Other investments	(5,567,200)	(5,241,250)	(4,575,000)
Payments and maturity of investment securities:
Available for sale	5,548,167	1,777,884	1,340,037
Held to maturity	2,256,200	3,982,907	2,228,854
Other investments	3,982,500	3,629,700	3,007,300
Purchase of life insurance policies	(8,000,000)	-	-
Proceeds from sale of real estate acquired in settlement of loans	1,340,269	28,000	277,486

Net cash used for investing activities	(113,172,667)	(71,105,986)	(86,813,495)

Financing activities
Increase in deposits, net	91,356,035	49,283,899	35,900,547
Increase (decrease) in federal funds purchased and repurchase agreements	(14,680,000)	1,580,001	3,803,000
Proceeds from the issuance of junior subordinated debentures	-	7,217,000	-
Increase in Federal Home Loan Bank advances	29,000,000	18,840,000	28,160,000
Proceeds from the issuances of common stock, net	-	-	14,906,029
Proceeds from the exercise of stock options and warrants	49,720	80,598	20,010
Cash in lieu of fractional shares	(446)	-	-

Net cash provided by financing activities	105,725,309	77,001,498	82,789,586

Net increase (decrease) in cash and cash equivalents	(9,025,019)	20,265,816	(1,608,955)

Cash and cash equivalents at beginning of the period	25,604,152	5,338,336	6,947,291

Cash and cash equivalents at end of the period	$16,579,133	$25,604,152	$5,338,336

Supplemental information
Cash paid for
Interest	$15,811,890	$8,694,242	$5,268,815

Income taxes	$2,225,869	$2,192,025	$2,148,425

Schedule of non-cash transactions
Foreclosure of real estate	$2,351,234	$-	$308,210
Unrealized (gain) loss on securities, net of income taxes	$(134,137)	$200,591	$47,008

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

        Greenville First Bancshares, Inc.  (the "company") is a South Carolina corporation that owns all of the capital stock of Greenville First Bank, N.A. (the "bank") and all of the stock of Greenville First Statutory Trust I and II (collectively (the "Trusts")).  The bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The bank owns all of the capital stock of JB Properties.  This subsidiary was formed for the purpose of owning real estate acquired in loan foreclosures.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

        On October 26, 1999, the company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,897,493 after adjustment for 3 for 2 stock split in 2003 and the subsequent 10 percent stock dividend in 2006). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

        On June 26, 2003, the Trust offered and sold $6.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The company invested $186,000 in the Trust.

 On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  On June 20, 2006, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  All fractional shares were paid in cash.  Earnings per share and average shares outstanding have been adjusted to reflect the 3 for 2 stock split and subsequent stock dividend for all periods shown.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Other investments

The bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank.  The stock is generally pledged against any borrowings from these institutions.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  Other investments also include a $403,000 investment in the two Statutory Trusts.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

 Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

Cash surrender value of life insurance policies

    Cash surrender value of life insurance policies represents the cash value of policies on certain officers of the bank.

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

Income taxes

The financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  The company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  Under SFAS No. 109 and FIN 48, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Stock based compensation

The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of SFAS 123(R), "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plan.  The company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (as amended)" ("APB 25").  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the company's stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized. On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

    In adopting SFAS No. 123(R), the company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  Earnings per share amounts have been adjusted to reflect the 10 percent stock dividend in 2006.

	For the years ended December 31,
	2006	2005	2004

Net income as reported	$3,900,794	$2,514,152	$2,012,589
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1,141	-	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(1,141)	(199,934)	(82,876)

Pro forma net income including stock-based compensation cost
based on fair-value method	$3,900,794	$2,314,218	$1,929,713

Earnings per share:
Basic - as reported	$1.33	$.86	0.93
Basic - pro forma	$1.33	$.79	0.89

Diluted - as reported	$1.20	$.78	0.82
Diluted - pro forma	$1.20	$.72	0.78

              The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 10.00% for 2006, 6.76% for 2005, and 10.00% for 2004, risk-free interest rate of 4.60% for 2006, 4.02% for 2005, and 3.00% for 2004, expected lives of the options 10 years, and the assumed dividend rate was zero.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Earnings per common share

              The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2006, 2005 and 2004.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The 2005 and 2004 numbers of shares and the earnings per share have been adjusted for the 10 percent stock dividend in 2006.

              At December 31, 2006, 10,000 options were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	2006	2005	2004
Basic Earnings Per Share
Average common shares outstanding	2,931,640	2,922,403	2,169,296
Net income	$3,900,794	$2,514,152	$2,012,589
Earnings per share	$1.33	$.86	$.93

Diluted Earnings Per Share
Average common shares outstanding	2,931,640	2,922,403	2,169,296
Average dilutive common shares	306,689	301,002	294,376
Adjusted average common shares	3,238,329	3,223,405	2,463,672
Net income	$3,900,794	$2,514,152	$2,012,589
Earnings per share	$1.20	$.78	$.82

 Recently issued accounting pronouncements

              The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140."  This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the company on January 1, 2008 and is not expected to have a significant impact on the company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the company's financial position, results of operations or cash flows.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The company is currently analyzing the effects of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance."  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The company is currently analyzing the effects of EITF 06-5 on its financial position, results of operations and cash flows.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The company has analyzed SAB 108 and determined that the adoption of SAB 108 had no impact on the reported financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the company on January 1, 2008. Earlier adoption is permitted in 2007 if the company also elects to apply the provisions of SFAS 157, "Fair Value Measurement." The company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the company's financial position, results of operations or cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

                    The bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank.  At December 31, 2006 and 2005, the bank had $2.1 million and $1.3 million, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3 - FEDERAL FUNDS SOLD

                    The bank's cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis.  At December 31, 2006 and 2005, federal funds sold amounted to $7.5 million and $19.4 million, respectively.  Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

NOTE 4 - INVESTMENT SECURITIES

                    The amortized costs and fair value of investment securities available for sale and held to maturity are as follows:

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Government sponsored enterprises	$1,995,984	$-	$7,448	$1,988,536
State and political subdivisions	3,794,969	33	13,326	3,781,676
Mortgage-backed securities	44,477,840	191,228	239,767	44,429,301

	$50,268,793	$191,261	$260,541	$50,199,513

Held to maturity
Mortgage-backed securities	$17,044,531	$-	$467,858	$16,576,673

	December 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Government sponsored enterprises	$1,005,294	$6,269	$-	$1,011,563
State and political subdivisions	1,292,007	-	-	1,292,007
Mortgage-backed securities	9,241,839	1,110	235,563	9,007,386

	$11,539,140	$7,379	$235,563	$11,310,956

Held to maturity
Mortgage-backed securities	$19,345,016	$-	$635,904	$18,709,112

                     The amortized costs and fair values of investment securities available for sale at December 31, 2006 and 2005, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Due within one year	$-	$-	$1,005,294	$1,011,563
Due after one through five years	1,995,984	1,988,536	-	-
Due after five through ten years	4,590,775	4,607,783	1,195,265	1,185,621
Due after ten years	43,682,034	43,603,194	9,338,581	9,113,772

	$50,268,793	$50,199,513	$11,539,140	$11,310,956

Held to maturity
Due after five through ten years	$440,719	$429,041	$576,195	$559,081
Due after ten years	16,603,812	16,147,632	18,768,821	18,150,031

	$17,044,531	$16,576,673	$19,345,016	$18,709,112

NOTE 4 - INVESTMENT SECURITIES, Continued

                    The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2006	value	losses	value	losses	value	losses
Available for sale
Government sponsored
enterprises	$1,988,536	$7,448	$-	$-	$1,988,536	$7,448
State and political
subdivisions	2,134,803	13,326	-	-	2,134,803	13,326
Mortgage-backed	6,412,576	55,716	7,425,274	184,051	13,837,850	239,767

	$10,535,9159	$76,490	$7,425,274	$184,051	$17,961,189	$260,541

Held to maturity
Mortgage-backed	$-	$-	$16,576,673	$467,858	$16,576,673	$467,858

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2005	value	losses	value	losses	value	losses
Available for sale
Mortgage-backed	$8,846,732	$235,563	$-	$-	$8,846,732	$235,563

Held to maturity
Mortgage-backed	$8,831,207	$274,614	$9,877,905	$361,290	$18,709,112	$635,904

                    At December 31, 2006, the company had one government sponsored enterprise, four state and political subdivisions, and twelve mortgage-backed securities in an unrealized loss position.  The company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

                    Other investments totaled approximately $7.1 million and $5.5 million at December 31, 2006 and 2005, respectively.  Other investments at December 31, 2006, consisted of Federal Reserve Bank stock with a cost of $968,700, Federal Home Loan Bank ("FHLB") stock with a cost of $5.7 million, and investments in the Trusts of $403,000.  At December 31, 2005, the company owned Federal Reserve Bank stock with a cost of $863,700, Federal Home Loan Bank stock with a cost of $4.2 million, and an investment in the Trust of $403,000.  All of the FHLB stock is used to collateralize advances with the FHLB.

                    No investment securities were sold in 2006, 2005 or 2004.  Accordingly, no gains or losses were recorded.  At December 31, 2006, $23.7 million of securities were pledged to the FHLB as collateral for outstanding borrowings.  In addition, approximately $1.0 million was pledged to secure deposits.  However, there were no securities pledged as collateral for repurchase agreements from brokers at December 31, 2006.  At December 31, 2005, $16.4 million of securities were pledged as collateral for repurchase agreements from brokers.

                    Management limits its credit risk by generally investing its portfolio principally in obligations of the United States, its agencies or its corporations and general obligation municipal securities.  Included in the investment portfolio at December 31, 2006, are mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation totaling $39.5 million and $12.4 million, respectively.

NOTE 5 - LOANS

                     The company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the upstate region of South Carolina.  The company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.   The company focuses its lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners.  The principal component of the loan portfolio is loans secured by real estate mortgages which account for 81.5% of total loans at December 31, 2006.  Commercial loans comprise 68.4% of total real estate loans and consumer loans account for 31.6%.  Commercial loans are further categorized into owner occupied which represents 19.3% of total loans and non-owner occupied of 31.3%.  Commercial construction loans represent only 5.1% of the total loan portfolio.

NOTE 5 - LOANS, Continued

                    In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2006, approximately $34.2 million, or 8.5% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which fifteen loans totaling approximately $8.2 million had loan-to-value ratios of 100% or more.  Additionally, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

                    The composition of net loans by major loan categories is as follows:

	December 31,
	2006	2005
Real estate:
Commercial
Owner occupied	$77,668,271	$72,222,318
Non-owner occupied	126,007,968	96,950,130
Construction	20,466,078	14,660,536
	224,142,317	183,832,984
Consumer:
Residential	59,186,972	50,756,108
Home equity	35,986,034	37,253,869
Construction	8,258,829	5,408,551
	103,431,835	93,418,528
Total real estate loans	327,574,152	277,251,512

Commercial business	65,890,649	53,752,732
Consumer-other	9,524,297	8,211,323
Deferred origination fees, net	(806,007)	(685,194)

Gross loans	402,183,091	338,530,373
Less allowance for loan losses	(4,949,262)	(4,489,597)

Loans, net	$397,233,829	$334,040,776

                    At December 31, 2006 and 2005, there was $1.6 million and $466,333, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2006 was approximately $46,000 and approximately $23,000 in 2005.

                    At December 31, 2006, certain of the bank's first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 9.

                    The composition of gross loans by rate type is as follows:

	December 31,
	2006	2005
Variable rate loans	$195,020,965	$206,537,381
Fixed rate loans	207,162,126	131,992,992
	$402,183,091	$338,530,373

NOTE 5 - LOANS, Continued

                    The allowance for loan losses is available to absorb future loan charge-offs.  The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off.  The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

                    Activity within the allowance for loan losses account follows:

	For the years ended December 31,
	2006	2005	2004
Balance, beginning of year	$4,489,597	$3,716,645	$2,705,150
Recoveries of loans previously charged-off	115,661	63,206	36,423
Provision for loan losses	1,650,000	1,000,000	1,310,000
Loans charged-off	(1,305,996)	(290,254)	(334,928)

Balance, end of year	$4,949,262	$4,489,597	$3,716,645

                   At December 31, 2006, impaired loans amounted to approximately $4.7 million for which a $1.0 million reserve was allocated in the allowance.  During 2006, the average recorded investment in impaired loans was approximately $4.4 million.  At December 31, 2005, impaired loans amounted to approximately $4.2 million for which a $110,000 reserve was allocated in the allowance. During 2005, the average recorded investment in impaired loans was approximately $2.7 million.

 NOTE 6 - PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2006	2005

Land	$1,099,459	$1,099,459
Buildings	3,648,550	3,634,323
Furniture and equipment	1,351,716	1,316,290
Software	306,174	256,012
Construction in process	1,095,034	17,204
	7,500,933	6,323,288
Accumulated depreciation	(1,050,079)	(746,406)

Total property and equipment	$6,450,854	$5,576,882

                    The company leased its original main office building through the end of 2005 (see Note 12).  On December 30, 2005, the company purchased the main office building for $3.1 million.  Immediately thereafter, the company recorded a $1.5 million write-down on the valuation of the purchased building in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."  The $1.5 million write-down is based on various assumptions related to the company's ability to either sell or lease the building at various lease rates.  The actual results of the company's ability to either sell or lease the building could significantly differ from the assumptions used in the impairment calculation.

                    At December 31, 2006, construction in process is related to costs incurred to upfit the company's new main office and headquarter building.  At December 31, 2005, construction in process is related to costs incurred on property for a future branch office site.

NOTE 6 - PROPERTY AND EQUIPMENT, Continued

                    Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $348,679, $260,009 and $163,738, respectively.  Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets.  The estimated useful lives for the principal items follow:

Type of Asset	Life in Years

Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 - DEPOSITS

                    The following is a detail of the deposit accounts:

	December 31,
	2006	2005

Non-interest bearing	$30,878,769	$21,712,665
Interest bearing:
NOW accounts	34,311,644	29,466,156
Money market accounts	83,226,342	56,272,124
Savings	1,544,448	1,318,732
Time, less than $100,000	47,666,785	28,722,911
Time, $100,000 and over	147,876,088	116,655,453

Total deposits	$345,504,076	$254,148,041

                     At December 31, 2006 and 2005, the bank had approximately $91.3 million and $81.4 million of time deposits that were obtained outside of the bank's primary market.  Interest expense on time deposits greater than $100,000 was $6.1 million and $3.7 million in the years ended December 31, 2006 and 2005, respectively.

                      At December 31, 2006 the scheduled maturities of certificates of deposit are as follows:

2007	$160,383,209
2008	18,463,287
2009	9,514,923
2010	3,953,731
2011 and after	3,227,723

$195,542,873

 NOTE 8 -REPURCHASE AGREEMENTS

                At December 31, 2006, the bank had no securities under agreements to repurchase with brokers.  During 2006, agreements to repurchase averaged $8.4 million, with $14.4 million being the maximum amount outstanding at any month-end.  The average rate paid in 2006 was 4.92%.

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

NOTE 9 -FEDERAL HOME LOAN BANK ADVANCES

                At December 31, 2006 the bank had $108.5 million of advances from the FHLB.  These advances are secured with approximately $123.8 million of first mortgage loans and $5.7 million of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$5,000,000	5.49%	October 15, 2007	January 15, 2007
15,000,000	4.99%	April 22, 2019	January 22, 2007
10,000,000	4.83%	April 25, 2012	January 25, 2007
7,500,000	3.22%	February 10, 2015	February 12, 2007
20,000,000	4.93%	September 7, 2011	March 7, 2007
5,000,000	4.53%	April 22, 2013	April 23, 2007
5,000,000	4.07%	October 11, 2016	October 11, 2007
9,000,000	4.03%	October 11, 2016	October 11, 2007
5,000,000	3.36%	January 30, 2013	January 30, 2008
7,000,000	4.21%	May 14, 2014	May 14, 2009
20,000,000	4.58%	May 5, 2010	-
$108,500,000

                      At December 31, 2005 the bank had $79.5 million of advances from the FHLB.  These advances are secured with approximately $101.6 million of first mortgage loans and $4.2 million stock in the FHLB.  At December 31, 2005, the company also had an option whereby it chose, on May 5, 2006, to increase the size of a $10 million advance which matures on May 5, 2010, by an additional $10 million at the same rate and maturity date.  Listed below is a summary of the terms and maturities of the advances:

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
$79,500,000

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES

                  On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033.  The rate is adjusted quarterly and was 8.46% at December 31, 2006.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.  The debenture issuance cost, net of accumulated amortization, totaled $117,000 at December 31, 2006 and is included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other borrowings interest expense.

                    On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035.  The rate is adjusted quarterly and was 6.78% at December 31, 2006.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The company received from the Trust the $7.0 million proceeds from the issuance of the

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES, Continued

securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

                    The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

 NOTE 11 - UNUSED LINES OF CREDIT

                    At December 31, 2006, the bank had three unused lines of credit to purchase federal funds that totaled $26.1 million.  The lines of credit are available on a one to seven day basis for general corporate purposes of the bank.  The lender has reserved the right to withdraw the line at their option.  The bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  The bank has collateral that would support approximately $15.3 million in additional borrowings.

                    At December 31, 2006 and 2005, the company had an unused revolving line of credit in the amount of $4.5 million, with another bank maturing on March 20, 2007.   The company has utilized this line of credit in the past to provide proceeds to increase the capital investment in the company's wholly-owned bank.  The line of credit bears interest at the 30 day LIBOR rate plus 2.00%, which at December 31, 2006 was 7.32%.  The company has pledged all of the stock of the bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality.  As of December 31, 2006, the company believes it was in compliance with all covenants.  The company anticipates renewing this line of credit.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

                    The company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and each of its three executive vice presidents.  These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and d) a severance payment equal to one year of compensation.  The total estimated aggregate commitment is approximately $841,000.

                    The company has entered into an agreement with a data processor with a remaining term of four years to provide ATM services, item processing and general ledger processing.  Components of this contract include monthly charges of approximately $32,000.

                      The bank has a ten-year, five-month lease on its new headquarters and main office.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease.  Beginning in 2007, the monthly rent expense will be approximately $42,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

                    The bank has a twenty-year land lease on property used for a branch office.  For 2007, the monthly rent will be $4,804. The lease provides for lease rate escalations based on cost of living adjustments throughout the life of the loan.

                     The bank also has an eighteen month lease on a building used for a branch office.  Beginning in January of 2007, the monthly rent will be $3,636.

                     The bank may become party to litigation and claims in the normal course of business.  As of December 31, 2006, management believes there is no material litigation pending.

NOTE 12 - COMMITMENTS AND CONTINGENCIES, Continued

                    Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2007	$989,388
2008	1,001,739
2009	976,405
2010	598,079
2011	609,348
Thereafter*	3,773,851

$7,948,810

                    *Amount is estimated based on an increase of 2.49 percent per year.  Actual lease will be adjusted annually by the cost of living index as stated in the Consumer Price Index.

                    The bank has a commitment related to the cost to upfit its new main office and headquarter building for approximately $1.3 million. The bank has incurred approximately $1.1 million as of December 31, 2006.

NOTE 13 - INCOME TAXES

                    The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the years ended December 31,
	2006	2005	2004

Current income taxes:
Federal	$2,152,691	$2,211,902	$1,383,364
State	211,000	199,000	106,000
Total current tax expense	2,363,691	2,410,902	1,489,364
Deferred income tax benefit	(336,782)	(869,971)	(255,642)
Income tax expense	$2,026,909	$1,540,931	$1,233,722

                       The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
	2006	2005	2004

Tax expense at statutory rate	$2,015,419	$1,378,728	$1,103,746
Effect of state income taxes	139,260	131,340	69,960
Exempt income and other	(127,770)	30,863	60,016

Income tax expense	$2,026,909	$1,540,931	$1,233,722

NOTE 13 - INCOME TAXES, Continued

                      The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,456,861	$1,377,339
Net deferred loan fees	274,042	232,966
Real estate impairment charge	510,000	510,000
Unrealized loss on securities available for sale	23,555	77,583
Sale of real estate owned	163,478	-
Other	45,650	22,670
	2,473,586	2,220,558

Deferred tax liabilities:
Property and equipment	$147,366	$128,447
Other	53,263	101,908
	200,629	230,355
Net deferred tax asset	$2,272,957	$1,990,203

                    The net of current taxes payable and net deferred tax assets is included in other assets.

NOTE 14- RELATED PARTY TRANSACTIONS

                    Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

                     A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
	2006	2005

Balance, beginning of year	$13,859,836	$7,513,256

New loans	8,904,612	17,488,496
Less loan payments	(9,967,325)	(11,141,916)

Balance, end of year	$12,797,123	$13,859,836

                   Deposits by officers and directors and their related interests at December 31, 2006 and 2005, were $2.4 million and $1.0 million , respectively.

                  The bank purchased signage for its new corporate office during 2006 from the same vendor used in the past for such signage.  During 2006 and 2005, one of the bank's directors acted as chairman of the board for the respective company.  The bank paid $36,445 and $16,568 to the company for the years ended December 31, 2006 and 2005, respectively.  The bank is of the opinion that the cost of signage represents market costs that could have been obtained in similar "arms length" transactions.

One of the bank's executive officers is a shareholder of a company which owns a local newspaper.  During the years ended December 31, 2006 and 2005, the bank paid $31,915 and $29,376, respectively, to the company for advertising expenses.  The bank is of the opinion that the advertising costs represent market costs that could have been obtained in similar "arms length" transactions.

NOTE 14- RELATED PARTY TRANSACTIONS, Continued

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

                    On September 20, 2005, the bank entered into a ten year, five month lease with various renewal options on its new main office building.  The company moved the corporate office and branch operation, to the new leased space in the first quarter of 2007.  Mr. Cothran, a director of the bank and real estate developer by occupation, assisted the bank in the negotiation of the lease.  The lessor paid Mr. Cothran a leasing agency fee of $164,414, of which $82,207 was paid in 2005 and the remainder in 2007 when the bank occupied the building.

                    The bank also has a land lease with Mr. Cothran on the property for a branch office, with monthly payments of $4,804.  In addition, the bank had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites.  During 2005, the bank paid the director $40,000 under these agreements.  Beginning in 2006, the bank has also contracted with Mr. Cothran on an annual basis to provide property management services for each of its branch offices.  The bank paid Mr. Cothran approximately $19,000 for these services during 2006.

                    On July 28, 2006, the bank purchased $5.0 million of bank owned life insurance from Northwestern Mutual Insurance Company.  The purchase was made through an agency that is owned by director, David Ellison.  Mr. Ellison received a commission of $60,000.  At approximately the same time, the bank purchased a $3.0 million bank owned life insurance policy from an independent third party.  The terms and conditions of both the $5.0 million and $3.0 million insurance policies are substantially the same.  Therefore, management believes that the $5.0 million policy was obtained at a cost that was consistent with the cost in a similar "arms length" transaction.

                    The bank is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar "arms length" transactions.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                    The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.  The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2006, unfunded commitments to extend credit were approximately $79.2 million, of which $40.6 million is at fixed rates and $38.6 million is at variable rates.  The company evaluates each customer's credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                    At December 31, 2006, there was a $2.4 million commitment under letters of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.  The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing.  The total fair value of such instruments is not material.

NOTE 16 - EMPLOYEE BENEFIT PLAN

                    On January 1, 2000, the company adopted the Greenville First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees.  The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan.  The company contributes to the Plan annually upon approval by the Board of Directors.  Contributions made to the Plan in 2006, 2005 and 2004 amounted to approximately $100,000, $75,000 and $57,000, respectively.

                    During 2006, the company adopted a Supplemental Executive Retirement Plan for nine of its executive officers.  Expenses related to this plan totaled $55,958 for the year ended December 31, 2006.

NOTE 17 - WARRANTS AND STOCK OPTIONS AND GRANT PLANS

                    Upon completion of the 1999 stock offering, the company issued warrants to each of its organizers to purchase up to an additional 213,593 shares (adjusted for the 3 for 2 stock split in 2003 and the 10 percent stock dividend in 2006) of common stock at $6.06 per share.  These warrants vested over a three-year period, are currently exercisable, and expire on October 27, 2009.  There were 209,192 warrants outstanding at December 31, 2006 and 2005 and 213,593 warrants outstanding at December 31, 2004.

                    On March 21, 2000, the company adopted a stock option plan for the benefit of the directors, officers and employees.  The Board may grant up to 436,424 options (adjusted for 3 for 2 stock split and the stock dividend) at an option price per share not less than the fair market value on the date of grant. On December 20, 2005, the company's Board of Directors approved accelerating all unvested options granted to officers and employees effective December 28, 2005.  The options expire 10 years from the grant date.  During 2006, the company granted 10,000 shares which vest over four years and are exercisable at $21.70.  The fair value of these shares on the date of grant was $7.87 per share.  None of the shares granted during 2006 were vested at December 31, 2006.

A summary of the status of the plan and changes for the years ended December 31, are presented below:

	2006			2005		2004
		Weighted			Weighted		Weighted
		average	Average		average		average
		exercise	Intrinsic		exercise		exercise
	Shares	price	Value	Shares	price	Shares	price

Outstanding at beginning of year	268,427	$8.01		277,475	$7.82	249,975	$6.86
Granted	10,000	21.70		2,750	19.28	27,500	16.53
Exercised	8,200	6.63	121,688	11,798	6.27	-	-
Forfeited or expired	-	-		-	-	-	-

Outstanding at end of year	270,227	$8.57	3,487,915	268,427	$8.01	277,475	$7.82

Options exercisable at year-end	260,227	$8.07	3,487,915	268,427	$8.01	181,707	$6.36

Shares available for grant	146,199			156,199		158,949

                   The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006.  This amount changes based on the fair market value of the company's stock.

                    On March 21, 2006, the company adopted a restricted stock plan for the benefit of the directors, officers and employees.  The Board may grant up to 11,000 shares (adjusted for stock dividend) of stock under the plan.  No stock grants were issued during 2006.

NOTE 18- COMMON STOCK AND EARNINGS PER SHARE

                    SFAS No. 128, "Earnings per Share" requires that the company present basic and diluted net earnings per common share.  The assumed conversion of stock options and warrants can create a difference between basic and diluted net earnings per common share. The weighted average number of common shares outstanding for basic earnings was 2,931,640, 2,922,403, and 2,169,296 for 2006, 2005, and 2004, respectively.  The weighted average number of common shares assumed outstanding for diluted earnings per common share was 3,238,329, 3,223,405, and 2,463,672 in 2006, 2005, and 2004.  All shares outstanding have been adjusted for the 10 percent stock dividend in 2006.

NOTE 19 - DIVIDENDS

                    On June 20, 2006, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was July 24, 2006, and the distribution date was August 14, 2006.  All fractional shares were paid in cash.

                    There are no current plans to initiate payment of cash dividends and our future dividend policy will depend on the bank's and the company's earnings, capital requirements, financial condition and other factors considered relevant by the company's Board of Directors.   The bank is restricted in its ability to pay cash dividends under the national banking laws and regulations of the OCC.  Generally, these restrictions require the bank to pay cash dividends derived solely from net profits.  Moreover, OCC prior approval is required if cash dividends declared in any calendar year exceed the bank's net profit for that year combined with its retained net profits for the preceding two years.

NOTE 20 - REGULATORY MATTERS

                    The company and the bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the company and bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices.  The bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                    Quantitative measures established by regulation to ensure capital adequacy require the company and bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2006, that the company and bank exceed all well capitalized requirements to which it is subject.

NOTE 20 - REGULATORY MATTERS, Continued

                    As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events, since that notification that management believes have changed the bank's category.  The company's and bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2006
The Company
Total Capital (to risk weighted assets)	$52,550	13.1%	$32,137	8.0%	$40,171	10.0%
Tier 1 Capital (to risk weighted assets)	47,600	11.9	16,069	4.0	24,103	6.0
Tier 1 Capital (to average assets)	47,600	9.4	20,364	4.0	25,455	5.0

The Bank
Total Capital (to risk weighted assets)	$49,223	12.3%	$31,970	8.0%	$39,963	10.0%
Tier 1 Capital (to risk weighted assets)	44,273	11.1	15,985	4.0	23,978	6.0
Tier 1 Capital (to average assets)	44,273	8.7	20,364	4.0	25,455	5.0

As of December 31, 2005
The Company
Total Capital (to risk weighted assets)	$47,610	14.9%	$25,651	8.0%	$32,064	10.0%
Tier 1 Capital (to risk weighted assets)	43,623	13.6	12,826	4.0	19,239	6.0
Tier 1 Capital (to average assets)	43,623	11.6	15,093	4.0	18,866	5.0

The Bank
Total Capital (to risk weighted assets)	$43,552	13.7%	$25,478	8.0%	$31,848	10.0%
Tier 1 Capital (to risk weighted assets)	39,565	12.4	12,739	4.0	19,109	6.0
Tier 1 Capital (to average assets)	39,565	10.5	15,093	4.0	18,866	5.0

 NOTE 21 - SUBSEQUENT EVENT

                   In February 2007, the company decided to actively market the sale of its former main office and corporate headquarters building.  The company, accordingly, reclassified the building from property and equipment to property held for sale, in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," and ceased depreciation of the building.  The company received a sales contract for $2.4 million which would result in a pre-tax gain of $375,000 and is expected to close in the second quarter of 2007.

NOTE 22 - SELECTED CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                    Following is a summary of operations by quarter:

2006	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$6,626,130	$7,497,871	$8,134,068	$8,670,856
Interest expense	3,266,327	3,934,985	4,440,648	4,937,449

Net interest income	3,359,803	3,562,886	3,693,420	3,733,407
Provision for loan losses	400,000	400,000	400,000	450,000
Noninterest income	155,575	133,998	112,927	176,995
Noninterest expenses	1,789,544	1,769,398	1,854,176	1,938,190
Income before provision for
income taxes	1,325,834	1,527,486	1,552,171	1,522,212
Income tax expense	483,930	557,531	532,494	452,954

Net income	$841,904	$969,955	$1,019,677	$1,069,258

Earnings per share
Basic	$.29	$.33	$.35	$.36
Diluted	$.25	$.30	$.32	$.33

Weighted average common shares
Basic	2,927,250	2,931,723	2,933,721	2,933,868
Diluted	3,245,837	3,236,262	3,231,605	3,239,613

2005	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$4,582,162	$5,228,296	$5,669,311	$6,189,776
Interest expense	1,901,572	2,306,957	2,564,442	2,811,892

Net interest income	2,680,590	2,921,339	3,104,869	3,377,884
Provision for loan losses	345,000	265,000	225,000	165,000
Noninterest income	213,375	217,494	201,851	193,061
Noninterest expenses	1,484,211	1,548,577	1,586,042	3,236,550
Income before provision for
income taxes	1,064,754	1,325,256	1,495,678	169,395
Income tax expense	404,606	503,598	568,357	64,370

Net income	$660,148	$821,658	$927,321	$105,025

Earnings per share
Basic	$.23	$.28	$.32	$.04
Diluted	$.21	$.25	$.29	$.03

Weighted average common shares
Basic	2,912,793	2,925,423	2,925,698	2,925,691
Diluted	3,210,099	3,231,047	3,224,499	3,240,047

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

                    The cash surrender value of life insurance policies held by the bank approximates fair values of the policies.

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

                    The estimated fair values of the company's financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$9,112,675	$9,112,675	$6,223,397	$6,223,397
Federal funds sold	7,466,458	7,466,458	19,380,755	19,380,755
Investment securities available for sale	50,199,513	50,199,513	11,310,956	11,310,956
Investment securities held to maturity	17,044,531	16,576,673	19,345,016	18,709,112
Other investments	7,060,100	7,060,100	5,475,400	5,475,400
Loans, net	397,233,829	391,139,997	334,040,776	330,057,600
Bank owned life insurance	8,142,947	8,142,947	-	-

Financial Liabilities:
Deposits	345,504,076	315,729,070	254,148,041	246,595,200
Official checks outstanding	4,131,107	4,131,107	7,786,468	7,786,468
Repurchase agreements	-	-	14,680,000	14,680,000
Federal Home Loan Bank advances	108,500,000	107,150,270	79,500,000	78,463,500
Junior subordinated debentures	13,403,000	13,403,000	13,403,000	13,403,000

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION

                        Following is condensed financial information of Greenville First Bancshares, Inc. (parent company only):

Condensed Balance Sheets
	December 31,
	2006	2005
Assets
Cash and cash equivalents	$1,264,515	$4,938,484
Investment in subsidiaries	44,659,808	39,816,507
Property and equipment	1,970,520	2,030,384
Other assets	117,000	135,000

Total assets	$48,011,843	$46,920,375

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$25,397	$3,044,628
Junior subordinated debentures	13,403,000	13,403,000
Shareholders' equity	34,583,446	30,472,747

Total liabilities and shareholders' equity	$48,011,843	$46,920,375

Condensed Statements of Income

	For the years ended December 31,
	2006	2005	2004
Revenues

Interest income	$31,429	$17,393	$5,150
Rental income	225,215	-	-
Total revenue	256,644	17,393	5,150

Expenses

Interest expense	978,656	419,362	338,801
Depreciation	59,864	4,988	-
Impairment of long lived assets	-	1,500,000	-

Total expense	1,038,520	1,924,350	338,801

Loss before equity in undistributed net income of subsidiaries	(781,876)	(1,906,957)	(333,651)

Equity in undistributed net income of subsidiaries	4,682,670	4,421,109	2,346,240

Net income	$3,900,794	$2,514,152	$2,012,589

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	For the years ended December 31,
	2006	2005	2004
Operating activities
Net income	$3,900,794	$2,514,152	$2,012,589
Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Equity in undistributed net income of subsidiaries	(4,682,670)	(4,421,109)	(2,346,240)
Depreciation	59,864	4,988	-
Impairment of long lived assets	-	1,500,000	-
Decrease in other assets	18,000	18,000	18,000
Increase (decrease) in accounts payable and accrued expenses	(3,019,231)	3,027,818	2,091

Net cash provided by (used for) operating activities	(3,723,243)	2,643,849	(313,560)

Investing activities
Purchase of property and equipment	-	(3,535,374)	-
Investment in subsidiaries	-	(3,717,000)	(12,500,000)
Net cash used for investing activities	-	(7,252,374)	(12,500,000)

Financing activities
Proceeds from note payable	-	-	3,000,000
Repayment of note payable	-	-	(3,000,000)
Proceeds from junior subordinate debentures	-	7,217,000	-
Proceeds from sale of common stock, net	-	-	14,906,029
Cash in lieu of fractional shares	(446)	-	-
Proceeds from the exercise of stock options and warrants	49,720	80,598	20,010

Net cash provided by financing activities	49,274	7,297,598	14,926,039

Net increase (decrease) in cash and cash equivalents	(3,673,969)	2,689,073	2,112,479

Cash and cash equivalents, beginning of year	4,938,484	2,249,411	136,932

Cash and cash equivalents, end of year	$1,264,515	$4,938,484	$2,249,411

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenville First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

                    We have audited the accompanying consolidated balance sheets of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenville First Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/Elliott Davis, LLC

Greenville, South Carolina

March 13, 2007

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006.   There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

There was no information required to be disclosed by the company in a report on Form 8-K during the fourth quarter of 2006 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 and is incorporated herein by reference.

Item 11.  Executive Compensation.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report.  The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 and is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements
                    The following consolidated financial statements are located in Item 8 of this report.
                    Report of Independent Registered Public Accounting Firm
79

                    Consolidated Balance Sheets as of December 31, 2006 and 2005
                    Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
                    Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
                    Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
                    Notes to the Consolidated Financial Statements
         (2)      Financial Statement Schedules
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

10.14                       Employment Agreement dated November 2, 2006 between Greenville First Bank, N.A. and F. Justin Strickland (incorporated by reference to Exhibit 10.1 to the company's Form 8-K for the period ended December 12, 2006).*

21                            Subsidiaries.

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

                                                                                                GREENVILLE FIRST BANCSHARES, INC.

Date:   March 20, 2007                                         By:          /s/ R. Arthur Seaver, Jr.

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

Signature                                                                               Title                                                                        Date

 /s/ James M. Austin, III

James M. Austin, III                                                            Chief Financial Officer,                                        March 20, 2007

                                                                                                (Principal Financial and

                                                                                                Accounting Officer)

 /s/ Andrew B. Cajka, Jr.

Andrew B. Cajka, Jr.                                                            Director                                                                  March 20, 2007

 /s/ Mark A. Cothran

Mark A. Cothran                                                                  Director                                                                  March 20, 2007

 /s/ Leighton M. Cubbage

Leighton M. Cubbage                                                         Director                                                                  March 20, 2007

 /s/ David G. Ellison

David G. Ellison                                                                    Director                                                                 March 20, 2007

Anne S. Ellefson                                                                  Director                                                                  March 20, 2007

 /s/ Fred Gilmer, Jr.

Fred Gilmer, Jr.                                                                      Director, Senior Vice-                                          March 20, 2007

President

 /s/ Tecumseh Hooper, Jr.

Tecumseh Hooper, Jr.                                                         Director                                                                  March 20, 2007

 /s/ Rudolph G. Johnstone, III, M.D.

Rudolph G. Johnstone, III, M.D.                                       Director                                                                  March 20, 2007

 /s/James B. Orders, III

James B. Orders, III                                                              Director, Chairman                                               March 20, 2007

 /s/ William B. Sturgis

William B. Sturgis                                                                Director                                                                  March 20, 2007

 /s/ R. Arthur Seaver, Jr.

R. Arthur Seaver, Jr.                                                            Director, Chief Executive                                     March 20, 2007

                                                                                                Officer

                                                                                                (Principal Executive Officer)

F. Justin Strickland                                                              President                                                                March 20, 2007

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

10.14       Employment Agreement dated November 2, 2006 between Greenville First Bank, N.A. and F. Justin Strickland (incorporated by reference to Exhibit 10.1 to the company's Form 8-K for the period ended December 12, 2006).*

21            Subsidiaries.

23            Consent of Independent Registered Public Accounting Firm

24            Power of Attorney (contained herein as part of the signature pages).

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.
84