Form 10-Q
period 2007-03-31
GREENVILLE FIRST BANCSHARES INC
filed 2007-05-10
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 000-27719

Greenville First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Verdae Boulevard, Suite 100
Greenville, S.C.	29606
(Address of principal executive offices)	(Zip Code)

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
2,936,068 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2007.

GREENVILLE FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Greenville First Bancshares, Inc. and Subsidiary are set forth in the following pages.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,506,701	$9,112,675
Federal funds sold	19,136,368	7,466,458
Investment securities available for sale	58,475,542	50,199,513
Investment securities held to maturity-
(fair value $16,244,506 and $16,576,673)	16,658,135	17,044,531
Other investments, at cost	7,617,500	7,060,100
Loans, net	427,000,563	397,233,829
Property and equipment, net	5,135,517	6,450,854
Property held for sale	2,410,373	-
Accrued interest receivable	2,668,216	2,381,336
Other real estate owned	731,712	1,012,030
Bank owned life insurance	8,238,947	8,142,947
Other assets	2,075,937	3,239,678

Total assets	$557,655,511	$509,343,951

Liabilities
Deposits	$383,930,111	$345,504,076
Official checks outstanding	2,572,243	4,131,107
Federal Home Loan Bank advances	118,500,000	108,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	3,069,219	2,278,154
Accounts payable and accrued expenses	547,170	944,168

Total liabilities	522,021,743	474,760,505

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 2,933,868 issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	29,339	29,339
Additional paid-in capital	30,851,044	30,846,538
Accumulated other comprehensive gain (loss)	71,295	(16,465)
Retained earnings	4,682,090	3,724,034

Total shareholders' equity	35,633,768	34,583,446

Total liabilities and shareholders' equity	$557,655,511	$509,343,951

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31,
	2007	2006
	(Unaudited)
Interest income
Loans	$7,765,104	$6,146,049
Investment securities	1,034,147	431,690
Federal funds sold	161,834	48,391

Total interest income	8,961,085	6,626,130
Interest expense
Deposits	3,640,488	2,112,958
Borrowings	1,536,891	1,153,369
Total interest expense	5,177,379	3,266,327

Net interest income	3,783,706	3,359,803
Provision for loan losses	460,000	400,000

Net interest income after provision for loan losses	3,323,706	2,959,803

Noninterest income
Loan fee income	37,379	30,801
Service fees on deposit accounts	75,478	62,071
Income from bank owned life insurance	96,000	-
Real estate owned activity	328,593	-
Other income	55,950	62,703

Total noninterest income	593,400	155,575

Noninterest expenses
Compensation and benefits	1,422,532	1,033,741
Professional fees	124,520	90,437
Marketing	105,598	121,070
Insurance	51,336	43,034
Occupancy	395,947	174,777
Data processing and related costs	258,346	197,870
Telephone	34,767	15,882
Other	114,487	112,733

Total noninterest expenses	2,507,533	1,789,544

Income before income taxes expense	1,409,573	1,325,834

Income tax expense	451,517	483,930

Net income	$958,056	$841,904

Earnings per common share
Basic	$.33	$.29
Diluted	$.30	$.25

Weighted average common shares outstanding
Basic	2,933,868	2,927,250
Diluted	3,245,226	3,245,837

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007  AND 2006
(Unaudited)

				Accumulated		Total
			Additional	other		share-
	Common stock		paid-in	comprehensive	Retained	holders'
	Shares	Amount	capital	income (loss)	earnings	equity

December 31, 2005	2,659,719	$26,597	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	841,904	841,904

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	(31,435)	-	(31,435)

Comprehensive income	-	-	-	-	-	810,469

Proceeds from exercise of stock
options and warrants	4,400	40	26,640	-	-	26,680

March 31, 2006	2,664,119	$26,637	$25,653,380	$(182,037)	$5,811,916	$31,309,896

December 31, 2006	2,933,868	$29,339	$30,846,538	$(16,465)	$3,724,034	$34,583,446

Net income	-	-	-	-	958,056	958,056

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	87,760	-	87,760

Comprehensive income	-	-	-	-	-	1,045,816

Compensation expense related to
stock options, net of tax	-	-	4,506	-	-	4,506

March 31, 2007	2,933,868	$29,339	$30,851,044	$71,295	$4,682,090	$35,633,768

See notes to consolidated financial statements that are an integral part of these consolidated statements.

GREENVILLE FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2007	2006
	(Unaudited)
Operating activities
Net income	$958,056	$841,904
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	460,000	400,000
Depreciation and other amortization	117,583	87,447
Accretion and amortization of securities discounts and premium, net	18,171	24,412
Loss on sale of real estate	51,791	-
Increase in market value of property held for sale	(375,000)	-
Compensation expense related to stock options	4,506	-
Increase in cash surrender value of bank owned life insurance	(96,000)	-
(Increase) decrease in deferred tax asset	839,288	(510,288)
(Increase) decrease in other assets, net	37,573	(211,584)
Decrease in other liabilities, net	(1,254,339)	(9,062,785)

Net cash provided by (used for) operating activities	761,629	(8,430,894)

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(30,226,734)	(28,073,924)
Purchase of property and equipment	(837,619)	(126,969)
Purchase of investment securities:
Available for sale	(10,090,812)	(1,995,000)
Other investments	(917,400)	(1,472,200)
Payments and maturity of investment securities:
Available for sale	1,982,672	365,501
Held to maturity	377,638	509,524
Other investments	360,000	1,215,000
Proceeds from sale of real estate acquired in settlement of loans	228,527	-

Net cash used for investing activities	(39,123,728)	(29,578,068)

Financing activities
Increase in deposits, net	38,426,035	21,658,802
Decrease in short-term borrowings	-	(448,000)
Proceeds from the exercise of stock options	-	26,680
Increase (decrease) in Federal Home Loan Bank advances	10,000,000	(500,000)

Net cash provided by financing activities	48,426,035	20,737,482

Net increase (decrease) in cash and cash equivalents	10,063,936	(17,271,480)

Cash and cash equivalents at beginning of the period	16,579,133	25,604,152

Cash and cash equivalents at end of the period	$26,643,069	$8,332,672

Supplemental information
Cash paid for
Interest	$4,386,314	$3,253,046

Income taxes	$35,186	$978,000

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$2,035,373	-

Foreclosure of real estate	$-	$1,837,849

Unrealized gain (loss) on securities, net of income taxes	$87,760	$(31,435)

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

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2006 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Greenville First Bancshares, Inc., and its wholly owned subsidiary Greenville First Bank, N.A.  In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Property Held for Sale

            In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building.  We accordingly, reclassified the building from property and equipment to property held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," and ceased depreciation of the building.  In March 2007 we received a sales contract on the building.   Based on the sales contract, adjusted for estimated commissions and other selling costs, we recorded a $375,000 gain in the carrying value of the building at the end of the first quarter of 2007.  The $375,000 gain was partially offset by other unrelated real estate operating expenses of $46,407.  The net gain on real estate operations recorded in the three months ended March 31, 2007 was $328,593.

            On April 13, 2007, we completed the sale of the former main office building.  Based on the higher carrying value established at March 31, 2007, we anticipate a loss of approximately $55,000 will be recorded on the sale in the second quarter of 2007.

Note 3 - Note Payable

             The company has an unused $4.5 million revolving line of credit with another bank that matured on March 20, 2007.  As of March 31, 2007, the company was in the process of renewing this line of credit.  The company anticipates that this line of credit will be renewed under similar terms and conditions.  The company anticipates that the line of credit will bear interest at a rate of three-month libor plus 2.00%, which at March 31, 2007 was 7.35%.  The company will pledge the stock of the bank as collateral for this line of credit.  The company is not aware of any circumstances that would prevent this line of credit from being renewed, however no assurance can be given that the renewal will be granted or be granted under similar terms and conditions.

Note 4 - Earnings per Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The 2006 numbers of shares and the earnings per share have been adjusted for the 10 percent stock dividend in 2006.

             At March 31, 2007, 13,000 options were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	Three months ended March 31,
	2007	2006

Basic Earnings Per Share
Average common shares	2,933,868	2,927,250
Net income	$958,056	$841,904
Earnings per share	$0.33	$0.29

Diluted Earnings Per Share
Average common shares	2,933,868	2,927,250
Average dilutive common shares	311,358	318,587
Adjusted average common shares	3,245,226	3,245,837
Net income	$958,056	$841,904
Earnings per share	$0.30	$0.25

 Note 5 - Stock Based Compensation

               The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plan.  On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

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

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 6.76% for 2007 and 2006, risk-free interest rate of 4.60% for 2007 and 4.02% for 2006, expected lives of the options 10 years, and the assumed dividend rate was zero.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

                This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words "may,"  "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Form 10-K for the year ended December 31, 2006 under Item 1A- Risk Factors and the following:

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

•       changes in deposit flows,

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first three months of 2007.

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

Critical Accounting Policies

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006, as filed in our annual report on Form 10-K.

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

 Effect of Economic Trends

                 Beginning in July 2004 and through the first three months of 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 17 times for a total of 425 basis points.  The last rate increase occurred in July 2006, and the Federal Reserve allowed short-term rates to remain unchanged during the remainder of 2006 and the first quarter of 2007, leading many economists to believe that the Federal Reserve is nearing the end of this cycle of rate increases.  The momentum of the 17 rate increases resulted in higher interest-earning assets and higher interest-bearing liabilities; subsequently, as fixed rate loans, deposits, and borrowings have matured they are repriced at higher interest rates.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, no assurance can be given related to future actions that the Federal Reserve may choose to take or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

Summary

Our net income was $958,056 and $841,904 for the three months ended March 31, 2007, and 2006, respectively, an increase of $116,152, or 13.8%.  The $116,152 increase in net income resulted primarily from increases of $423,903 in net interest income and $437,825 in noninterest income, partially offset by an increase of $60,000 in the provision for loan losses, and $717,989 of additional noninterest expense.  Our efficiency ratio increased due to higher operating costs related to additional infrastructure in Greenville County, our expansion into the Columbia, SC market, and a lower net margin.  Our efficiency ratio was 57.3% and 50.9% for the three months ended March 31, 2007 and 2006, respectively.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended March 31, 2007, our average loan portfolio increased $66.0 million compared to the average for the three months ended March 31, 2006.  The growth in the first three months of 2007 was $30.2 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At March 31, 2007, net loans represented 76.6% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities rose during the past twelve months and we obtained additional deposits, we increased the size of the investment portfolio.  As a result, net loans as a percentage of total assets has actually decreased from the 86.1% amount at March 31, 2006 to 76.6% at March 31, 2007.  Our investment portfolio increased by $45.3 million from March 31, 2006 to March 31, 2007.  At March 31, 2007, investments and federal funds sold represented 18.3% of total assets.

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

In anticipation of rising interest rates, we opened one retail deposit office in March 2005 and a second in November 2005.  Our focus for these two locations has been to obtain low cost transaction accounts that we believe will be less impacted by changing market rates.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  The two additional retail deposit offices are assisting us in meeting these objectives.  We anticipate these two additional retail offices opened in 2005 will have little impact on earnings in 2007.  However, we believe that these two strategies will provide additional clients in our local market and will eventually provide a lower alternative cost of funding.   At March 31, 2007, retail deposits represented $255.6 million, or 45.8% of total assets, borrowings represented $131.9 million, or 23.7% of total assets, and wholesale out-of-market deposits represented $128.3 million, or 23.0% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at March 31, 2007, 46.4% of our loans had variable rates.  Given our high percentage of rate-sensitive loans, our primary focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated changes in market interest rates.

At March 31, 2007, 84.8% of our interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At March 31, 2007, we had $129.2 million more liabilities than assets that reprice within the next twelve months.  Based on a review of our deposit portfolio, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock (1,012,000 adjusted for the 10 percent stock dividend in 2006) that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of March 31, 2007, the company's regulatory capital levels were over $19.8 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the three months ended March 31, 2007 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $48.0 million, and $46.5 million for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve prior to March 31, 2007 to raise short-term rates.   Our fixed rate loans are being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities are also higher than in the past.  Our net interest spread declined since more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended March 31, 2007.  Given the fact that the Federal Reserve has increased short-term rates by 425 basis points since July 2004, we believe that short-term interest rates are currently at or near their peak.  Therefore, we have chosen to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve month period.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2007 and 2006.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month periods ended March 31, 2007 and 2006, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended March 31,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$12,984	$162	5.06%	$3,888	$48	5.01%
Investment securities, taxable	74,723	998	5.42%	34,505	419	4.92%
Investment securities, nontaxable (2)	3,746	53	5.73%	1,276	20	6.03%
Loans	417,754	7,765	7.54%	351,727	6,146	7.09%
Total earning-assets	509,207	8,978	7.15%	391,396	6,633	6.87%
Non-earning assets	23,769			10,745
Total assets	$532,976			$402,141
Interest-bearing liabilities
NOW accounts	$33,480	140	1.70%	$32,983	147	1.81%
Savings & money market	84,073	735	3.55%	60,071	428	2.89%
Time deposits	216,844	2,765	5.17%	147,761	1,538	4.22%
Total interest-bearing deposits	334,397	3,640	4.41%	240,815	2,113	3.56%
FHLB advances	113,400	1,286	4.60%	75,594	753	4.04%
Other borrowings	13,404	251	7.59%	28,465	400	5.70%
Total interest-bearing liabilities	461,201	5,177	4.55%	344,874	3,266	3.84%
Non-interest bearing liabilities	36,546			26,007
Shareholders' equity	35,229			31,260
Total liabilities and shareholders' equity	$532,976			$402,141
Net interest spread			2.60%			3.03%
Net interest income (tax equivalent) / margin		$3,801	3.03%		$3,367	3.49%
Less: tax-equivalent adjustment (2)		17			7
Net interest income		$3,784			$3,360

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread, on a tax-equivalent basis, was 2.60% for the three months ended March 31, 2007 as compared to 3.03% for the three months ended March 31, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 43 basis point reduction in our net interest spread resulted primarily from the $117.8 million growth in average earning assets in the first quarter 2007 compared to the same period in 2006.  The additional earning assets and liabilities yielded a lower than historical net spread of 1.95%, which caused the overall net interest spread to decline by 28 basis points.  The remaining 15 basis point reduction in net interest spread resulted from the impact of liabilities repricing over a longer period than the related assets that repriced.  Therefore, once short-term market rates stopped increasing, certain short-term liabilities such as one year certificates of deposit continued to slowly reprice to the current market rates as they matured.  Management believes that substantially all of our variable rate assets and short-term liabilities have been repriced to current market rates as of March 31, 2007.

During 2006 and the first quarter of 2007, management determined that the bank had excess capital and given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.  Accordingly, $51.8 million or 44.0% of the total growth in earning assets occurred in investments and federal funds, yielding a combined weighted rate of 5.38% for the first quarter of 2007.  The remaining growth in earning assets of $66.0 million, or 56.0% of the total growth, occurred in loans which yielded a weighed rate of 7.54% in the first quarter of 2007.  This combination of investments, federal funds, and loans together yielded a weighted rate of 6.59%.

The $117.8 million of growth in earning assets was funded primarily with $24.5 million in transaction accounts with a weighted rated of 3.02% for the three months ended March 31, 2007.  The remaining balance was funded mostly with certificates of deposit and other borrowings totaling $91.8 million with a weighted rate of 5.08%.  Since 78.9% of the total growth in earning assets was funded with higher borrowing and certificate of deposit rates compared to the 21.1% funded with lower costing transaction accounts, the combined funding cost was 4.64%.

Although, substantially all of the variable rate assets and the short-term and variable rate liabilities have repriced to market rates, our net spread may continue to decline in future periods, if a substantial portion of growth in earning assets is funded with higher rate borrowings and certificates of deposit.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2007 was 3.03% as compared to 3.49% for the three months ended March 31, 2006.  During the three months ended March 31, 2007, interest-earning assets exceeded interest-bearing liabilities by $48.0 million and $46.5 million for the three month periods ended March 31, 2007 and 2006, respectively.  During the first quarter of 2007, interest-earning assets averaged $509.2 million as compared to $391.4 million in the first quarter of 2006.

Our loan yield increased 45 basis points for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as a result of approximately 46% of the loan portfolio having variable rates, combined with the increase in rates over the twelve months ended March 31, 2007.  Offsetting the increase in our loan yield was an 85 basis point increase in the cost of our interest-bearing deposits for the first quarter of 2007 compared to the same period in 2006.  The increase in the rate on interest-bearing deposits is due to the renewal rates on time deposits being much higher than their original rates as a result of the increases in the prime rate over the past twenty-seven months, combined with our lower costing transaction accounts representing a smaller percentage of our total interest-bearing deposits.  In addition, the cost of our savings and money market accounts has increased by 66 basis points as we have increased the rates we offer on these products in relation to the increase in short-term market rates to stay competitive.  The 56 basis point increase in FHLB advances and the 189 basis point increase in other borrowed funds in the first quarter of 2007 compared to the same period in 2006 resulted primarily from the impact of the 300 basis point increase in short-term market rates over the past two years.  As of March 31, 2007, approximately 42% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $3.8 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.  The increase in the first quarter of 2007 related primarily to the net effect of higher levels of both average earning assets and interest-bearing liabilities.  Average earning assets were $117.8 million higher during the three months ended March 31, 2007 compared to the same period in 2006.  During the same period, average interest-bearing liabilities increased $116.3 million.  The higher average balances resulted in $793,000 additional net interest income for the three months ended March 31, 2007, while higher rates on the average balances reduced net interest income by $315,000.

Interest income for the three months ended March 31, 2007 was $9.0 million, consisting of $7.8 million on loans, $1.0 million on investments, and $161,834 on federal funds sold.  Interest income for the three months ended March 31, 2006 was $6.6 million, consisting of $6.1 million on loans, $431,690 on investments, and $48,391 on federal funds sold.  Interest on loans for the three months ended March 31, 2007 and 2006 represented 86.7% and 92.8%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.3% and 7.2%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 82.0% and 89.9% of average interest-earning assets for the three months ended March 31, 2007 and 2006, respectively.  Included in interest income on loans for the three months ended March 31, 2007 and 2006 was $155,627 and $140,197, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended March 31, 2007 was $5.2 million, consisting of $3.6 million related to deposits and $1.5 million related to FHLB advances and other borrowings.  Interest expense for the three months ended March 31, 2006 was $3.3 million, consisting of $2.1 million related to deposits and $1.2 million related to FHLB advances and other borrowings.  Interest expense on deposits for the three months ended March 31, 2007 and 2006 represented 70.3% and 64.7%, respectively, of total interest expense, while interest expense on FHLB advances and other borrowings represented 29.7% and 35.3%, respectively, of total interest expense for the same three month periods.  During the three months ended March 31, 2007, average interest-bearing deposits increased by $93.6 million over the same period in 2006, while FHLB advances increased $37.8 million and other borrowings decreased $15.1 million during the three months ended March 31, 2007 over the same period in 2006.  Both the short-term borrowings from the FHLB advances and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2007 vs. 2006				March 31, 2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,148	$390	$81	$1,619	$920	$857	$198	$1,975
Investment securities	517	39	47	603	(11)	39	(1)	27
Federal funds sold	111	1	1	113	17	6	19	42
Total interest income	1,776	430	129	2,335	926	902	216	2,044

Interest expense
Deposits	818	508	201	1,527	335	479	144	958
FHLB advances	377	104	52	533	25	183	9	217
Other borrowings	(212)	133	(70)	(149)	32	137	21	190
Total interest expense	983	745	183	1,911	392	799	174	1,365

Net interest income	$793	$(315)	$(54)	$424	$534	$103	$42	$679

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

 For the three months ended March 31, 2007 and 2006, we incurred a noncash expense related to the provision for loan losses of $460,000 and $400,000, respectively, bringing the allowance for loan losses to $5.4 million and $4.5 million respectively.  The allowance represented 1.24% of gross loans at both March 31, 2007 and 2006.  During the three months ended March 31, 2007 and 2006 we reported net charge-offs of $57,105 and $374,384, respectively, which includes $33,616 of recoveries on loans previously charged off in the 2006 period. The $57,105 and $374,384 net charge-offs during the first quarters of 2007 and 2006 represented 0.06% and 0.43% of the average outstanding loan portfolio for the three months ended March 31, 2007 and 2006, respectively. The $402,895 and $25,616 increases in the allowance for the three months ended March 31, 2007 and 2006, respectively, related to our decision to increase the allowance in response to the $30.2 million and the $25.9 million growth in loans for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the allowance for loan losses represented 3.3 times the amount of non-performing loans compared to 4.2 times at March 31, 2006.  As a result of this level of coverage on non-performing loans, we determined that the provision of $460,000 for the three months ended March 31, 2007 to be adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
	2007	2006

Loan fee income	$37,379	$30,801
Service fees on deposit accounts	75,478	62,071
Income from bank owned life insurance	96,000	-
Real estate owned activity	328,593	-
Other income	55,950	62,703
Total noninterest income	$593,400	$155,575

Noninterest income in the three month period ended March 31, 2007 was $593,400, an increase of 281.4% over noninterest income of $155,575 in the same period of 2006.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $37,379 and $30,801 for the three months ended March 31, 2007 and 2006, respectively.  The $6,578 increase for the three months ended March 31, 2007 compared to the same period in 2006 related primarily to a $5,715 increase in mortgage origination fees and a $3,129 increase in late charge fees which were offset by a $2,266 decrease in fees received from the issuance of letters of credit.  Mortgage origination fees were $8,600 and $2,885 for the three months ended March 31, 2007 and 2006, respectively, while late charge fees were $22,454 and $19,325 for the first quarter of 2007 and 2006, respectively.  Income related to amortization of fees on letters of credit was $6,325 and $8,591 for the three months ended March 31, 2007 and 2006, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.   Deposit fees were $75,478 and $62,071 for the three months ended March 31, 2007 and 2006, respectively.  The $13,407 increase is primarily related to a $9,649 increase in NSF fees and a $6,498 increase in overdraft fees, partially offset by a $3,284 decrease in other deposit related fees.  Other deposit related fees were $18,452 and $21,736 for the periods ended March 31, 2007 and 2006, respectively.  NSF income was $46,574 and $36,925 for the three months ended March 31, 2007 and 2006, respectively, representing 61.7% of total service fees on deposits in the 2007 period compared to 59.5% of total service fees on deposits in the 2006 period.

We purchased bank owned life insurance in the third quarter of 2006.  Income derived from life insurance was $96,000 for the three months ended March 31, 2007.

                Other real estate owned activity includes income and expenses from property held for sale and other real estate we own.  In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building, and accordingly, reclassified the building from property and equipment to property held for sale.  As a result, we recorded a pre-tax gain of $375,000 which is included in other real estate owned activity.  In addition, we leased a portion of the building and began to collect monthly rent of $18,517 in March 2007.  The building was sold during April 2007.  Also included in other real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.  Our cost of owning the real estate exceeded income derived from the property by $64,924 for the three months ended March 31, 2007.  We had no income or expenses on real estate owned for the same period in 2006.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $55,950 and $62,703 for the three months ended March 31, 2007 and 2006, respectively.  The $6,753 decrease relates primarily to a $17,889 gain on the sale of fixed assets in 2006, partially offset by a $7,171 increase in debit card transaction fees, a $1,200 increase in safe deposit box rentals and a $2,287 increase in wire transfer fees.  Debit card transaction fees were $38,778 and $31,607 for the three months ended March 31, 2007 and 2006, respectively and represented 69.3% and 50.4% of total other income for the first quarters of 2007 and 2006, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $15,856 and $23,198 for the three months ended March 31, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended March 31, 2007 and 2006 was $22,922 and $8,409, respectively.

Noninterest expenses

                The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
	2007	2006

Compensation and benefits	$1,422,532	$1,033,741
Professional fees	124,520	90,437
Marketing	105,598	121,070
Insurance	51,336	43,034
Occupancy	395,947	174,777
Data processing and related costs	258,346	197,870
Telephone	34,767	15,882
Other	114,487	112,733
Total noninterest expense	$2,507,533	$1,789,544

We incurred noninterest expenses of $2.5 million for the three months ended March 31, 2007 compared to $1.8 million for the three months ended March 31, 2006.  Average interest-earning assets increased 30.1% during this period, while general and administrative expense increased 40.1% due to the additional costs associated with our new main office and headquarters building.

For the three months ended March 31, 2007, compensation and benefits, occupancy, and data processing and related costs represented 82.8% of the total noninterest expense compared to 78.6% for the same period in 2006.

The following table sets forth information related to our compensation and benefits.

	Three months ended
	March 31,
	2007	2006

Base compensation	$938,702	$725,831
Incentive compensation	214,000	142,000
Total compensation	1,152,702	867,831
Benefits	306,684	206,230
Capitalized loan origination costs	(36,854)	(40,320)
Total compensation and benefits	$1,422,532	$1,033,741

Compensation and benefits expense was $1.4 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.   Compensation and benefits represented 56.7% and 57.8% of our total noninterest expense for the three months March 31, 2007 and 2006, respectively.  The $388,791 increase in compensation and benefits in the first quarter of 2007 compared to the same period in 2006 resulted from increases of $212,871 in base compensation,  $72,000 in additional incentive compensation, and $100,454 higher benefits expense.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $3,466.

The $212,871 increase in base compensation expense related to the cost of 11 additional employees as well as annual salary increases.  Five of the new employees relate to the management and staff that we hired to support our expansion into the Columbia, SC market.  The remaining six employees were hired primarily to support the growth in both loans and deposit operations.   Incentive compensation represented 15.0% and 13.7 % of total compensation and benefits for the three months ended March 31, 2007 and 2006, respectively.  The incentive compensation expense recorded for the first quarter of 2007 and 2006 represented an accrual of the portion of the estimated incentive compensation earned during the first quarter of the respective year.  Benefits expense increased $100,454 in the first quarter of 2007 compared to the same period in 2006.  Benefits expense represented 26.6% and 23.8% of the total compensation for the three months ended March 31, 2007 and 2006, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended
	March 31,
	2007	2006

Data processing costs	$183,274	$127,086
Debit card transaction expense	15,856	23,198
Courier expense	24,395	23,210
Other expenses	34,821	24,376
Total data processing and related costs	$258,346	$197,870

 Data processing and related costs were $258,346 and $197,870 for the three months ended March 31, 2007 and 2006, respectively.   During the three months ended March 31, 2007, our data processing costs for our core processing system were $183,274 compared to $127,086 for the three months ended March 31, 2006.   We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $56,188, or 44.2%, for the three months ended March 31, 2007 compared to the same period in 2006.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $15,856 and $23,198 for the three months ended March 31, 2007 and 2006, respectively.    The decrease of $7,342 relates primarily to a change in merchant service card providers, whereby we now receive net fee income related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred a higher transaction cost.

Occupancy expense represented 15.8% and 9.8% of total noninterest expense for the three months ended March 31, 2007 and 2006, respectively.  Occupancy expense for the three months ended March 31, 2007 and 2006 was $395,947 and $174,777, respectively, an increase of $221,170.  The increase is primarily due to the increased costs associated with our new main office and headquarters building such as depreciation and rent expense as well as certain moving expenses incurred in January 2007.

The remaining $47,552 increase in noninterest expense for the three month period ended March 31, 2007 compared to the same period in 2006 resulted primarily from increases of $34,083 in professional fees, $8,302 in insurance, and $18,885 in telephone expenses, partially offset by a $15,472 decrease in marketing expenses.   The increase in professional fees relates primarily to additional legal fees related to new SEC reporting requirements and the proposed name change of our company, while the increased telephone expenses relate primarily to our new office in Columbia, SC.

Income tax expense was $451,517 for the three months ended March 31, 2007 compared to $483,930 during the same period in 2006.   Our effective tax rate was 32.0% and 36.5%, respectively, for the first quarters of 2007 and 2006.  The decrease in the effective tax rate for the 2007 period compared to 2006 results primarily from the tax exempt income on bank owned life insurance which we purchased in the third quarter of 2006.

Balance Sheet Review

General

                At March 31, 2007, we had total assets of $557.7 million, consisting principally of $427.0 million in loans, $82.8 million in investments, $19.1 million in federal funds sold, and $7.5 million in cash and due from banks.  Our liabilities at March 31, 2007 totaled $522.0 million, which consisted principally of $383.9 million in deposits, $118.5 million in FHLB advances, $2.6 million of official checks outstanding, and $13.4 million in junior subordinated debentures.  At March 31, 2007, our shareholders' equity was $35.6 million.

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

Federal Funds Sold

             At March 31, 2007, our federal funds sold were $19.1 million, or 3.4% of total assets.  At December 31, 2006, our $7.5 million in short-term investments in federal funds sold on an overnight basis comprised 1.5% of total assets.

Investments

            Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at March 31, 2007.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Federal agencies	$1,991	5.06%	$-	-	$-	-	$1,991	5.06%
State and political subdivisions	-	-	-	-	3,746	3.81%	3,746	3.81%
Mortgage-backed securities	-	-	4,315	5.32%	48,424	5.70%	52,739	5.67%
Total	$1,991	5.06%	$4,315	5.32%	$52,170	5.56%	$58,476	5.53%

Held to Maturity
Mortgage-backed securities	$-	-	413	3.92%	$16,245	4.64%	$16,658	4.62%

                At March 31, 2007, our investments included securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $20.0 million, and $60.0 million, respectively.

The amortized costs and the fair value of our investments at March 31, 2007 and December 31, 2006 are shown in the following table.

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$1,996	$1,991	$1,996	$1,989
State and political subdivisions	3,794	3,746	3,795	3,782
Mortgage-backed securities	52,578	52,739	44,478	44,429
Total	$58,368	$58,476	$50,269	$50,200

Held to Maturity
Mortgage-backed securities	$16,658	$16,245	$17,045	$16,577

              Other investments totaled $7.6 million at March 31, 2007 and consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.3 million.

At March 31, 2007, we had $82.8 million in our investment securities portfolio which represented approximately 14.8% of our total assets.  We held U.S. Government agency securities, municipal securities, and mortgage-backed securities with a fair value of $74.7 million and an amortized cost of $75.0 million for an unrealized loss of $305,606.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

Contractual maturities and yields on our available for sale and held to maturity investments at December 31, 2006 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2006, we had no securities with a maturity of less than one year.

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

Other investments totaled $7.1 million at December 31, 2006.  Other investments at December 31, 2006 consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $5.7 million.

Loans

               Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2007 and 2006, average loans were $417.8 million and $351.7 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2007 were $432.4 million.  Average loans for the year ended December 31, 2006 were $375.4 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2006 were $402.2 million.

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

                  The following table summarizes the composition of our loan portfolio at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$95,906	22.2%	$77,668	19.3%
Non-owner occupied	120,136	27.8%	126,008	31.3%
Construction	27,496	6.4%	20,466	5.1%
Total commercial real estate	243,538	56.4%	224,142	55.7%
Consumer:
Residential	57,328	13.3%	59,187	14.7%
Home equity	37,750	8.7%	35,986	9.0%
Construction	8,411	1.9%	8,259	2.0%
Total consumer real estate	103,489	23.9%	103,432	25.7%
Total real estate	347,027	80.3%	327,574	81.4%
Commercial business	74,757	17.3%	65,891	16.4%
Consumer-other	11,422	2.6%	9,524	2.4%
Deferred origination fees, net	(853)	(0.2)%	(806)	(0.2)%
Total gross loans, net of
deferred fees	432,353	100.0%	402,183	100.0%
Less-allowance for loan losses	(5,352)		(4,949)
Total loans, net	$427,001		$397,234

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2007.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$67,638	$205,437	$38,045	$311,120
Real estate - construction	23,695	10,395	1,817	35,907
Total real estate	91,333	215,832	39,862	347,027

Commercial business	42,369	31,023	1,365	74,757
Consumer-other	7,385	3,504	533	11,422
Deferred origination fees, net	(308)	(465)	(80)	(853)
Total gross loans, net of deferred fees	$140,779	$249,894	$41,680	$432,353
Loans maturing after one year with:
Fixed interest rates				$156,313
Floating interest rates				$135,261

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$59,676	$195,649	$43,524	$298,849
Real estate - construction	18,630	9,685	410	28,725
Total real estate	78,306	205,334	43,934	327,574

Commercial business	40,143	24,891	857	65,891
Consumer - other	4,299	4,818	407	9,524
Deferred origination fees, net	(267)	(454)	(85)	(806)
Total gross loans, net of deferred fees	$122,481	$234,589	$45,113	$402,183
Loans maturing after one year with:
Fixed interest rates				$143,291
Floating interest rates				$136,411

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$4,949	$4,490

Loans charged-off	(57)	(408)

Recoveries of loans previously charged-off	-	33

Net loans (charged-off) recovery	$(57)	$(375)

Provision for loan losses	460	400

Balance, end of period	$5,352	$4,515

Allowance for loan losses to gross loans	1.24%	1.24%

Net charge-offs to average loans	0.06%	0.43%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

                The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2007 and the year ended December 31, 2006.  All loans over 90 days past due are on and included in loans on nonaccrual.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

Loans over 90 days past due	$1,595	$945

Loans on nonaccrual:
Mortgage	1,592	1,424
Commercial	-	32
Consumer	43	33
Total nonaccrual loans	1,635	1,489

Troubled debt restructuring	-	-

Total of nonperforming loans	1,635	1,489

Other nonperforming assets	732	1,012

Total nonperforming assets	$2,367	$2,501

Percentage of total assets	0.42%	0.49%

Percentage of nonperforming loans
and assets to gross loans	0.55%	0.62%

                The allowance for loan losses was $5.4 million and $4.9 million at March 31, 2007 and December 31, 2006, respectively or 1.24% and 1.23% of outstanding loans, respectively.  During the year ended December 31, 2006, we had net charged off loans of $1.2 million.  During the three months ended March 31, 2007 and 2006 we had net charge-offs of $57,105 and $374,384, respectively.  In the first quarter of 2006, we charged-off $340,000 related to a group of loans with a common interest.

At March 31, 2007 and December 31, 2006, nonaccrual loans represented 0.38% and 0.37% of total loans, respectively.  At March 31, 2007 and December 31, 2006, we had $1.6 million and $1.5 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The amount of foregone interest income on the nonaccrual loans in the first three months of 2007 was approximately $39,000.   The amount of interest income recorded in the first three months of 2007 for loans that were on nonaccrual at March 31, 2007 was $1,802.

At March 31, 2007, we had a $4.0 million commercial real estate loan that we considered a performing loan as all terms of the existing loan agreement were being met satisfactorily.  Internally, the loan was risk rated substandard, as the primary source of repayment was the developer's ability to liquidate the collateral.  While performing a review of the various loans that were rated substandard, doubtful and loss at March 31, 2007, we adjusted our general reserve by $375,000 for our best estimate of probable losses related to this credit.  During the month of April, we continued to monitor this loan and have requested new appraisals to support the carrying value of the loan.  Once we receive the new appraisals and have completed our internal evaluation, we will determine if a portion of this loan should be reclassified from substandard to doubtful.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the amount of out-of-market deposits will continue to decline as our new retail deposit offices become established.  The amount of out-of-market deposits was $91.3 million at December 31, 2006 and $128.3 at March 31, 2007.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 113% and 116% at March 31, 2007 and December 31, 2006, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2007 and 2006.

	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$30,395	- %	$21,891	- %
Interest bearing demand deposits	33,480	1.70%	32,983	1.81%
Money market accounts	82,526	3.60%	58,732	2.95%
Saving accounts	1,547	0.67%	1,339	0.41%
Time deposits less than $100,000	43,064	4.64%	30,525	3.70%
Time deposits greater than $100,000	173,780	5.30%	117,236	4.36%
Total deposits	$365,066	4.05%	$262,706	3.26%

The increase in time deposits of $100,000 or more for the three months ended March 31, 2007 compared to the 2006 period resulted from a $32.5 million increase in retail time deposits and a $58.9 million increase in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to the addition of our two new retail branch offices.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $192.2 million and $197.7 million at March 31, 2007 and December 31, 2006, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2007 was as follows:

March 31, 2007
(Dollars in thousands)
Three months or less	$44,751
Over three through six months	48,908
Over six through twelve months	60,317
Over twelve months	37,717
Total	$191,693

Capital Resources

                Total shareholders' equity at March 31, 2007 was $35.6 million.  At December 31, 2006, total shareholders' equity was $34.6 million.  The increase during the first three months of 2007 resulted primarily from the $958,056 of net income earned.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2007 and the year ended December 31, 2006.  Since our inception, we have not paid cash dividends.

	March 31, 2007	December 31, 2006
Return on average assets	0.73%	0.85%
Return on average equity	11.03%	11.95%
Equity to assets ratio	6.61%	7.15%

Our return on average assets was .73% for the three months ended March 31, 2007, a decrease from .85% for the year ended December 31, 2006.  In addition, our return on average equity decreased to 11.03% from 11.95% for the first quarter ended March 31, 2007 and the year ended December 31, 2006, respectively.  The decrease in the equity to assets ratio from December 31, 2006 is a function of the $76.0 million increase in average assets compared to the $2.6 million increase in average equity.

             The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2007 and at December 31, 2006.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2007		December 31, 2006
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	14.5%	11.6%	13.1%	12.3%
Tier 1 risk-based capital	13.3%	10.4%	11.9%	11.1%
Leverage capital	10.9%	8.5%	9.4%	8.7%

Borrowings

            The following table outlines our various sources of borrowed funds during the three months ended March 31, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

		Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the Three Months
ended March 31, 2007
Federal Home Loan Bank advances	$118,500	4.56%	$118,500	$113,400	4.60%
Junior subordinated debentures	13,403	7.56%	13,403	13,403	7.58%

At or for the Year
ended December 31, 2006
Federal Home Loan Bank advances	$108,500	4.52%	$108,500	$91,525	4.35%
Securities sold under agreement to
repurchase	-	- %	14,434	8,362	4.92%
Federal funds purchased	-	- %	3,345	572	5.47%
Junior subordinated debentures	13,403	7.57%	13,403	13,403	7.30%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2007, unfunded commitments to extend credit were $50.7 million, of which $27.2 million was at fixed rates and $23.5 million was at variable rates.  At December 31, 2006, unfunded commitments to extend credit were $79.2 million, of which approximately $40.6 million was at fixed rates and $38.6 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2007, there was a $2.3 million commitment under letters of credit.  At December 31, 2006, there was a $2.4 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were liability sensitive during the latter half of the year ended December 31, 2006 and during the three months ended March 31, 2007.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 46% and 49% of our loans were variable rate loans at March 31, 2007 and December 31, 2006, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (24.6%) because $129.2 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

             At March 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $26.6 million, or 4.8% of total assets.  Our investment securities at March 31, 2007 amounted to $82.8 million, or 14.8% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $24.5 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2006, our liquid assets amounted to $16.6 million, or 3.3% of total assets.  Our investment securities at December 31, 2006 amounted to $74.3 million, or 14.6% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $26.1 million for which there were no borrowings against the lines at March 31, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at March 31, 2007 was $8.1 million, based on the bank's $6.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

                We have a ten-year, five-month lease on our new headquarters and main office.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease.  Beginning in 2007, the monthly rent expense is approximately $42,000.  The lease provides for annual lease rate escalations based on cost of living adjustments.

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

The following table sets forth information regarding our rate sensitivity as of March 31, 2007 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$19,136	$-	$-	$-	$19,136
Investment securities	3,336	8,933	33,082	29,783	75,134
Loans	210,602	40,345	146,224	34,400	431,571

Total earning assets	$233,074	$49,278	$179,306	$64,183	$525,841

Interest-bearing liabilities:
Money market and NOW	$116,759	$-	$-	$-	$116,759
Regular savings	1,572	-	-	-	1,572
Time deposits	59,876	138,460	36,357	366	235,059
FHLB advances	55,000	26,500	37,000	-	118,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$246,610	$164,960	$73,357	$366	$485,293

Period gap	$(13,536)	$(115,682)	$105,949	$63,817
Cumulative gap	(13,536)	(129,218)	(23,269)	40,548

Ratio of cumulative gap total assets total earning assets	(2.6%)	(24.6%)	(4.4%)	7.7%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$7,467	$-	$-	$-	$7,467
Investment securities	3,159	8,588	29,940	25,557	67,244
Loans	205,316	25,828	134,035	36,321	401,500

Total earning assets	$215,942	$34,416	$163,975	$61,878	$476,211

Interest-bearing liabilities:
Money market and NOW	$117,538	$-	$-	$-	$117,538
Regular savings	1,544	-	-	-	1,544
Time deposits	45,443	114,940	34,995	165	195,543
FHLB advances	57,500	19,000	32,000	-	108,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$235,428	$133,940	$66,995	$165	$436,528

Period gap	$(19,486)	$(99,524)	$96,980	$61,713
Cumulative gap	(19,486)	(119,010)	(22,030)	39,683

Ratio of cumulative gap total assets total earning assets	(4.1%)	(25.0%)	(4.6%)	8.3%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2007 from that presented in our annual report on Form 10-K for the year ended December 31, 2006.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.          Risk Factors.

There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2006.

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

GREENVILLE FIRST BANCSHARES, INC.
Registrant

Date: May 10, 2007	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: May 10, 2007	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

 Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.