Form 10-Q
period 2007-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2007-08-09
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 000-27719

Southern First Bancshares, Inc.
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
2,946,456 shares of common stock, $.01 par value per share, were issued and outstanding as of August 7, 2007.

SOUTHERN FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Southern First Bancshares, Inc. and Subsidiary are set forth in the following pages.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,812,446	$9,112,675
Federal funds sold	3,598,169	7,466,458
Investment securities available for sale	55,305,338	50,199,513
Investment securities held to maturity-
(fair value $15,337,123 and $16,576,673)	16,098,201	17,044,531
Other investments, at cost	8,292,500	7,060,100
Loans, net of allowance for loan losses	456,285,905	397,233,829
Property and equipment, net	5,193,306	6,450,854
Accrued interest receivable	2,739,700	2,381,336
Other real estate owned	523,733	1,012,030
Bank owned life insurance	8,325,330	8,142,947
Deferred income taxes	2,365,960	1,907,966
Other assets	567,465	1,331,712

Total assets	$573,108,053	$509,343,951

Liabilities
Deposits	$384,283,278	$345,504,076
Official checks outstanding	2,194,722	4,131,107
Federal Home Loan Bank advances	133,500,000	108,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	3,045,408	2,278,154
Accounts payable and accrued expenses	995,916	944,168

Total liabilities	537,422,324	474,760,505

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 2,946,456 and 2,933,868 shares issued and
outstanding at June 30, 2007 and December 31, 2006, respectively	29,465	29,339
Non-vested restricted stock	(47,316)	-
Additional paid-in capital	30,968,835	30,846,538
Accumulated other comprehensive gain (loss)	(698,479)	(16,465)
Retained earnings	5,433,224	3,724,034

Total shareholders' equity	35,685,729	34,583,446

Total liabilities and shareholders' equity	$573,108,053	$509,343,951

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	June 30,
	2007	2006
	(Unaudited)
Interest income
Loans	$8,454,337	$6,797,310
Investment securities	1,086,060	657,156
Federal funds sold	202,014	43,405

Total interest income	9,742,411	7,497,871
Interest expense
Deposits	3,877,096	2,515,278
Borrowings	1,714,871	1,419,707
Total interest expense	5,591,967	3,934,985

Net interest income	4,150,444	3,562,886
Provision for loan losses	380,000	400,000

Net interest income after provision for loan losses	3,770,444	3,162,886

Noninterest income
Loan fee income	37,846	28,661
Service fees on deposit accounts	106,511	66,188
Income from bank owned life insurance	86,383	-
Real estate owned activity	(149,338)	(14,489)
Other income	66,741	53,638

Total noninterest income	148,143	133,998

Noninterest expenses
Compensation and benefits	1,509,784	1,057,121
Professional fees	160,518	91,427
Marketing	142,776	86,057
Insurance	160,434	44,674
Occupancy	348,029	158,829
Data processing and related costs	296,350	198,719
Telephone	33,089	23,396
Other	168,264	109,175

Total noninterest expenses	2,819,244	1,769,398

Income before income tax expense	1,099,343	1,527,486

Income tax expense	348,209	557,531

Net income	$751,134	$969,955

Earnings per common share
Basic	$.25	$.33
Diluted	$.23	$.30

Weighted average common shares outstanding
Basic	2,940,197	2,931,723
Diluted	3,240,625	3,236,262

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended
	June 30,
	2007	2006
	(Unaudited)
Interest income
Loans	$16,219,441	$12,943,359
Investment securities	2,120,207	1,088,846
Federal funds sold	363,848	91,796

Total interest income	18,703,496	14,124,001
Interest expense
Deposits	7,517,584	4,628,236
Borrowings	3,251,762	2,573,076
Total interest expense	10,769,346	7,201,312

Net interest income	7,934,150	6,922,689
Provision for loan losses	840,000	800,000

Net interest income after provision for loan losses	7,094,150	6,122,689

Noninterest income
Loan fee income	75,225	59,462
Service fees on deposit accounts	181,989	128,259
Income from bank owned life insurance	182,383	-
Real estate owned activity	179,255	(14,489)
Other income	122,691	116,341

Total noninterest income	741,543	289,573

Noninterest expenses
Compensation and benefits	2,932,316	2,090,862
Professional fees	285,038	181,864
Marketing	248,374	207,127
Insurance	211,770	87,708
Occupancy	743,976	333,606
Data processing and related costs	554,696	396,589
Telephone	67,856	39,278
Other	282,751	221,908

Total noninterest expenses	5,326,777	3,558,942

Income before income tax expense	2,508,916	2,853,320

Income tax expense	799,726	1,041,461

Net income	$1,709,190	$1,811,859

Earnings per common share
Basic	$.58	$.62
Diluted	$.53	$.56

Weighted average common shares outstanding
Basic	2,938,283	2,929,486
Diluted	3,244,176	3,241,049

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007  AND 2006
(Unaudited)

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders'
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2005	2,659,719	$26,597	$-	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	-	1,811,859	1,811,859

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(355,506)	-	(355,506)

Comprehensive income	-	-	-	-	-	-	1,456,353

Proceeds from exercise of stock
options and warrants	7,000	70	-	46,620	-	-	46,690

Stock dividend (10%), net of cash in
lieu of fractional shares	266,649	2,667	-	5,143,659	-	(5,146,772)	(446)

June 30, 2006	2,933,368	$29,334	$-	$30,817,019	$(506,108)	$1,635,099	$31,975,344

December 31, 2006	2,933,868	$29,339	$-	$30,846,538	$(16,465)	$3,724,034	$34,583,446

Net income	-	-	-	-	-	1,709,190	1,709,190

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(682,014)	-	(682,014)

Comprehensive income	-	-	-	-	-	-	1,027,176

Proceeds from exercise of stock
options and warrants	10,088	101	-	62,786	-	-	62,887

Issuance of restricted stock	2,500	25	(54,075)	54,050	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	6,759	-	-	-	6,759

Compensation expense related to
stock options	-	-	-	5,461	-	-	5,461

June 30, 2007	2,946,456	$29,465	$(47,316)	$30,968,835	$(698,479)	$5,433,224	$35,685,729

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2007	2006
	(Unaudited)
Operating activities
Net income	$1,709,190	$1,811,859
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	840,000	800,000
Depreciation and other amortization	239,782	173,992
Accretion and amortization of securities discounts and premium, net	40,091	53,081
Loss on sale of real estate	146,975	-
Gain on sale of property held for sale	(319,291)	-
Compensation expense related to stock options	12,220	-
Increase in cash surrender value of bank owned life insurance	(182,383)	-
(Increase) decrease in deferred tax asset	214,005	(10,908)
(Increase) decrease in other assets, net	40,892	(307,896)
Decrease in other liabilities, net	(1,117,383)	(9,402,600)

Net cash provided by (used for) operating activities	1,624,098	(6,882,472)

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(59,892,076)	(42,276,959)
Purchase of property and equipment	(1,017,607)	(313,191)
Purchase of investment securities:
Available for sale	(10,090,830)	(21,991,570)
Other investments	(2,042,400)	(4,014,700)
Payments and maturity of investment securities:
Available for sale	3,974,209	1,407,356
Held to maturity	928,013	1,118,207
Other investments	810,000	2,925,000
Proceeds from sale of property held for sale	2,354,664	-
Proceeds from sale of real estate acquired in settlement of loans	341,322	524,168

Net cash used for investing activities	(64,634,705)	(62,621,689)

Financing activities
Increase in deposits, net	38,779,202	40,793,137
Decrease in short-term borrowings	-	(950,000)
Proceeds from the exercise of stock options	62,887	46,690
Increase in Federal Home Loan Bank advances	25,000,000	18,000,000

Net cash provided by financing activities	63,842,089	57,889,827

Net increase (decrease) in cash and cash equivalents	831,482	(11,614,334)

Cash and cash equivalents at beginning of the period	16,579,133	25,604,152

Cash and cash equivalents at end of the period	$17,410,615	$13,989,818

Supplemental information
Cash paid for
Interest	$10,002,092	$6,925,871

Income taxes	$948,986	$1,052,369

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$2,035,373	$-

Foreclosure of real estate	$-	$2,118,421

Unrealized gain (loss) on securities, net of income taxes	$(682,014)	$(355,506)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation
Business activity

             Southern First Bancshares, Inc. is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. and all of the stock of Greenville First Statutory Trust I and Trust II (collectively the "Trusts").  On  July 2, 2007, the holding company changed its name from Greenville First Bancshares, Inc. to Southern First Bancshares, Inc. and the bank changed its name from Greenville First Bank, N.A. to Southern First Bank, N.A.  The bank is a national bank organized under the laws of the United States located in Greenville and Richland Counties, South Carolina and will continue to operate under the trade name, Greenville First Bank, in Greenville County.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The bank owns all of the capital stock of JB Properties.  This subsidiary is used for the purpose of owning real estate acquired in loan foreclosures.   The Trusts are special purpose subsidiaries for the sole purpose of issuing trust preferred securities.

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2006 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Property Held for Sale

            In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building.  Accordingly, we reclassified the building from property and equipment to property held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," and ceased depreciation of the building.  On April 13, 2007, we completed the sale of the former main office building.  Based on the sales contract, adjusted for commissions and other selling costs, we recorded a $319,291 gain on the sale of the building during the six months ended June 30, 2007.  The $319,291 gain was partially offset by other unrelated real estate operating expenses of $140,036.  The net gain on real estate operations recorded in the six months ended June 30, 2007 was $179,255.

Note 3 - Note Payable

The company has an unused $4.5 million revolving line of credit with another bank that matures on March 20, 2008.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at June 30, 2007 was 7.36%.  The company has pledged the stock of the bank as collateral for this line of credit.  The line of credit agreement contains various covenants related to net income and asset quality.  As of June 30, 2007, the company believes it is in compliance with all covenants.

Note 4 - Earnings per Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At June 30, 2007, 13,000 options were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	Three months ended June 30,
	2007	2006

Basic Earnings Per Share
Average common shares	2,940,197	2,931,723
Net income	$751,134	$969,955
Earnings per share	$0.25	$0.33

Diluted Earnings Per Share
Average common shares	2,940,197	2,931,723
Average dilutive common shares	300,428	304,539
Adjusted average common shares	3,240,625	3,236,262
Net income	$751,134	$969,955
Earnings per share	$0.23	$0.30

	Six months ended June 30,
	2007	2006

Basic Earnings Per Share
Average common shares	2,938,283	2,929,486
Net income	$1,709,190	$1,811,859
Earnings per share	$0.58	$0.62

Diluted Earnings Per Share
Average common shares	2,938,283	2,929,486
Average dilutive common shares	305,893	311,563
Adjusted average common shares	3,244,176	3,241,049
Net income	$1,709,190	$1,811,859
Earnings per share	$0.53	$0.56

Note 5 - Stock Based Compensation

                The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plan.  On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options resulted in a reduction of compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 for the years ending December 31, 2006 and 2007, respectively, and $4,000 for each of the years ending December 31, 2008 and 2009.

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  On July 2, 2007, we changed our name to Southern First Bancshares, Inc. and the bank's name to Southern First Bank, N.A.  Our primary reason for the name change was related to our expansion into the Columbia, SC market.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first six months of 2007.

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

Effect of Economic Trends

Beginning in July 2004 and through the first six months of 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased as the Federal Reserve began to increase short-term rates as the economy showed signs of strengthening following an economic decline and historically low interest rates.  During this period, the Federal Reserve increased rates 17 times for a total of 425 basis points.  The last rate increase occurred in July 2006, and the Federal Reserve allowed short-term rates to remain unchanged during the remainder of 2006 and the first six months of 2007, leading many economists to believe that the Federal Reserve is nearing the end of this cycle of rate increases.  The momentum of the 17 rate increases resulted in higher interest-earning assets and higher interest-bearing liabilities; subsequently, as fixed rate loans, deposits, and borrowings have matured they are repriced at higher interest rates.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, no assurance can be given related to future actions that the Federal Reserve may choose to take or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

 Summary

Three months ended June 30, 2007 and 2006

                Our net income was $751,134 and $969,955 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $218,821, or 22.6%.  The $218,821 decrease in net income resulted primarily from an increase of $1.0 million in noninterest expenses, partially offset by increases of $587,558 in net interest income and $14,145 in noninterest income, and a decrease of $20,000 in the provision for loan losses.  Our efficiency ratio increased due to higher operating costs related to additional infrastructure in Greenville County, our expansion into the Columbia, SC market, and a lower net margin.  Our efficiency ratio was 65.6% and 47.9% for the three months ended June 30, 2007 and 2006, respectively.  We believe that our efficiency ratio will improve in future periods as earning assets are anticipated to increase at a higher rate than noninterest expenses due to our recent investment in infrastructure.  However, no assurance can be given that we will be able to achieve this goal.

Six months ended June 30, 2007 and 2006

                Our net income was $1,709,190 and $1,811,859 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $102,669, or 5.7%.  The decrease in net income resulted primarily from increases of $1.8 million in noninterest expenses and $40,000 in the provision for loan losses, partially offset by increases of $1.0 million in net interest income and $451,970 in noninterest income.  Our efficiency ratio was 61.4% and 49.4% for the six months ended June 30, 2007 and 2006, respectively.  We believe that our efficiency ratio will improve in future periods as earning assets are anticipated to increase at a higher rate than noninterest expenses due to our recent investment in infrastructure.  However, no assurance can be given that we will be able to achieve this goal.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2007, our average loan portfolio increased $69.8 million compared to the average for the six months ended June 30, 2006.  The growth in the first six months of 2007 was $59.4 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At June 30, 2007, net loans represented 79.6% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities rose during the past twelve months and we obtained additional deposits, we increased the size of the investment portfolio.  As a result, net loans as a percentage of total assets has actually decreased from 82.0% at June 30, 2006 to the 79.6% amount at June 30, 2007.  Our investment portfolio increased by $23.6 million from June 30, 2006 to June 30, 2007.  At June 30, 2007, investments and federal funds sold represented 14.5% of total assets.

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

We opened one retail deposit office in March 2005 and a second in November 2005.  Our focus for these two locations has been to obtain low cost transaction accounts.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  The two additional retail deposit offices are assisting us in meeting these objectives.  We anticipate these two additional retail offices opened in 2005 will have little impact on earnings in 2007.  However, we believe that these two strategies will provide additional clients in our local market and will eventually provide a lower alternative cost of funding.   At June 30, 2007, retail deposits represented $259.9 million, or 45.3% of total assets, borrowings represented $146.9 million, or 25.6% of total assets, and wholesale out-of-market deposits represented $124.4 million, or 21.7% of total assets.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at June 30, 2007, 42.7% of our loans had variable rates.  Given our percentage of rate-sensitive loans, our focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy improves our ability to manage the impact on our earnings resulting from anticipated changes in market interest rates.

At June 30, 2007, 86.3% of our interest-bearing liabilities had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At June 30, 2007, we had $161.8 million more liabilities than assets that reprice within the next twelve months.  Based on a review of our deposit portfolio, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, in 2003 we issued $6.2 million in junior subordinated debentures in connection with our trust preferred securities offering.  During 2004, we issued 920,000 additional shares of common stock (1,012,000 adjusted for the 10 percent stock dividend in 2006) that resulted in $14.9 million of additional capital.  In 2005, we issued an additional $7.2 million in junior subordinated debentures in a second trust preferred securities offering.  The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of June 30, 2007, the company's regulatory capital levels were over $8.1 million in excess of the various well capitalized requirements.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

Our net interest income margin for the six months ended June 30, 2007 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $48.8 million, and $45.8 million for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve prior to June 30, 2007 to raise short-term rates.   Our fixed rate loans are being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities are also higher than in the past.  Our net interest spread declined since more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended June 30, 2007.  Given the fact that the Federal Reserve has increased short-term rates by 425 basis points since July 2004, we believe that short-term interest rates are currently at or near their peak.  Therefore, we have chosen to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve month period.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2007 and 2006.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continue to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month and six month periods ended June 30, 2007 and 2006, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$14,888	$202	5.44%	$3,554	$44	4.85%
Investment securities, taxable	78,315	1,049	5.37%	51,705	644	5.00%
Investment securities, nontaxable (2)	3,700	54	5.87%	1,253	20	6.55%
Loans	446,348	8,454	7.60%	372,734	6,797	7.31%
Total interest-earning assets	543,251	9,759	7.21%	429,246	7,505	7.01%
Non-interest-earning assets	22,861			15,063
Total assets	$566,112			$444,309
Interest-bearing liabilities
NOW accounts	$35,164	146	1.67%	$45,057	210	1.87%
Savings & money market	86,958	765	3.53%	78,484	708	3.62%
Time deposits	230,049	2,967	5.17%	140,698	1,597	4.55%
Total interest-bearing deposits	352,171	3,878	4.42%	264,239	2,515	3.82%
FHLB advances	127,071	1,446	4.56%	89,173	958	4.31%
Other borrowings	14,474	268	7.43%	30,475	462	6.08%
Total interest-bearing liabilities	493,716	5,592	4.54%	383,887	3,935	4.11%
Non-interest-bearing liabilities	36,205			28,367
Shareholders' equity	36,191			32,055
Total liabilities and shareholders' equity	$566,112			$444,309
Net interest spread			2.67%			2.90%
Net interest income (tax equivalent) / margin		$4,167	3.08%		$3,570	3.34%
Less: tax-equivalent adjustment (2)		17			7
Net interest income		$4,150			$3,563

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread, on a tax-equivalent basis, was 2.67% for the three months ended June 30, 2007 compared to 2.90% for the three months ended June 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 23 basis point reduction in our net interest spread resulted primarily from the $114.0 million growth in average earning assets in the second quarter of 2007 compared to the same period in 2006.  The additional earning assets and liabilities yielded a lower than historical net spread of 1.74%, accounting for the entire decline in the net interest spread.

During 2006 and the first and second quarters of 2007, management determined that the bank had excess capital and given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.  Accordingly, $40.4 million or 35.4% of the total growth in earning assets occurred in investments and federal funds, yielding a combined weighted rate of 5.40% for the second quarter of 2007.  The remaining growth in earning assets of $73.6 million, or 64.6% of the total growth, occurred in loans which yielded a weighed rate of 7.60% in the second quarter of 2007.  This combination of investments, federal funds, and loans together yielded a weighted rate of 6.82%.

The growth of $114.0 million in earning assets was funded primarily with $21.9 million in other borrowings with a weighted rate of 4.85% and $89.4 million in certificates of deposit with a weighted rate of 5.17% for the three months ended June 30, 2007.  Since the total growth in earning assets was funded with higher borrowing and certificate of deposit rates, the combined funding cost was 5.08%.

Although, substantially all of the variable rate assets and the short-term and variable rate liabilities have repriced to market rates, our net interest spread may continue to decline in future periods, if a substantial portion of growth in earning assets is funded with higher rate borrowings and certificates of deposit.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2007 was 3.08% compared to 3.34% for the three months ended June 30, 2006.  During the three months ended June 30, 2007, interest-earning assets exceeded interest-bearing liabilities by $49.5 million compared to $45.4 million for the three month period ended June 30, 2006.  During the second quarter of 2007, interest-earning assets averaged $543.3 million compared to $429.2 million in the second quarter of 2006.

Our loan yield increased 29 basis points for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as a result of loans maturing or being renewed at market rates higher than their original rates and the impact of higher market rates on our variable rate loans which represent approximately 43% of the loan portfolio at June 30, 2007.  Offsetting the increase in our loan yield was a 60 basis point increase in the cost of our interest-bearing deposits for the second quarter of 2007 compared to the same period in 2006.  The increase in the rate on interest-bearing deposits is due to the renewal rates on time deposits also being much higher than those in the past combined with our lower costing transaction accounts which represent a smaller percentage of our total interest-bearing deposits.  The 25 basis point increase in FHLB advances and the 135 basis point increase in other borrowed funds in the second quarter of 2007 compared to the same period in 2006 resulted primarily from the impact of the 200 basis point increase in short-term market rates over the past two years.  As of June 30, 2007, approximately 49% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.2 million and $3.6 million for the three months ended June 30, 2007 and 2006, respectively.  The increase in the second quarter of 2007 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $114.0 million higher during the three months ended June 30, 2007 compared to the same period in 2006.  During the same period, average interest-bearing liabilities increased $109.8 million.  The higher average balances resulted in $853,000 additional net interest income for the three months ended June 30, 2007, while lower spreads on the average balances reduced net interest income by $258,000.

Interest income for the three months ended June 30, 2007 was $9.7 million, consisting of $8.5 million on loans, $1.1 million on investments, and $202,014 on federal funds sold.  Interest income for the three months ended June 30, 2006 was $7.5 million, consisting of $686 million on loans, $657,156 on investments, and $43,405 on federal funds sold.  Interest on loans for the three months ended June 30, 2007 and 2006 represented 86.8% and 90.7%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.2% and 9.3%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 82.2% and 86.8% of average interest-earning assets for the three months ended June 30, 2007 and 2006, respectively.  Included in interest income on loans for the three months ended June 30, 2007 and 2006 was $190,283 and $137,239, respectively, which related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended June 30, 2007 was $5.6 million, consisting of $3.9 million related to deposits and $1.7 million related to FHLB advances and other borrowings.  Interest expense for the three months ended June 30, 2006 was $3.9 million, consisting of $2.5 million related to deposits and $1.4 million related to FHLB advances and other borrowings.  Interest expense on deposits for the three months ended June 30, 2007 and 2006 represented 69.3% and 63.9%, respectively, of total interest expense, while interest expense on FHLB advances and other borrowings represented 30.7% and 36.1%, respectively, of total interest expense for the same three month periods.  For the three months ended June 30, 2007, average interest-bearing deposits increased by $87.9 million over the same period in 2006, while FHLB advances increased $37.9 million and other borrowings decreased $16.0 million during the three months ended June 30, 2007 over the same period in 2006.  Both the short-term borrowings from the FHLB advances and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended June 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$13,941	$364	5.27%	$3,720	$92	4.99%
Investment securities, taxable	76,534	2,047	5.39%	43,150	1,064	4.97%
Investment securities, nontaxable (2)	3,718	107	5.81%	1,267	39	6.27%
Loans	432,130	16,219	7.57%	362,288	12,943	7.20%
Total interest earning assets	526,323	18,737	7.18%	410,425	14,138	6.95%
Non-interest earning assets	23,313			13,008
Total assets	$549,636			$423,433
Interest bearing liabilities
NOW accounts	$34,327	286	1.68%	$39,053	357	1.84%
Savings & money market	85,523	1,500	3.54%	69,328	1,136	3.30%
Time deposits	223,484	5,732	5.17%	144,211	3,135	4.38%
Total interest-bearing deposits	343,334	7,518	4.42%	252,592	4,628	3.69%
FHLB advances	120,273	2,732	4.58%	82,421	1,711	4.19%
Other borrowings	13,942	519	7.51%	29,567	862	5.88%
Total interest bearing liabilities	477,549	10,769	4.55%	364,580	7,201	3.98%
Non-interest bearing liabilities	36,375			27,194
Shareholders' equity	35,712			31,659
Total liabilities and shareholders' equity	$549,636			$423,433
Net interest spread			2.63%			2.97%
Net interest income (tax equivalent) / margin		$7,968	3.05%		$6,937	3.41%
Less: tax-equivalent adjustment (2)		34			14
Net interest income / margin		$7,934			$6,923

(1) Annualized for the six month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread was 2.63% for the six months ended June 30, 2007, compared to 2.96% for the six months ended June 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 34 basis point reduction in our net interest spread resulted primarily from the $115.9 million growth in average earning assets in the first six months of 2007 compared to the same period in 2006.  The additional earning assets and liabilities yielded a lower than historical net spread of 1.85%, which caused the overall net interest spread to decline by 25 basis points.  The remaining 9 basis point reduction in net interest spread resulted from the impact of liabilities repricing over a longer period than the related assets that repriced.  Therefore, once short-term market rates stopped increasing, certain short-term liabilities such as one year certificates of deposit continued to slowly reprice to the current market rates as they matured.  Management believes that substantially all of our variable rate assets and short-term liabilities have been repriced to current market rates as of June 30, 2007.

During 2006 and the first and second quarters of 2007, management determined that the bank had excess capital and given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.  Accordingly, $46.1 million or 39.7% of the total growth in earning assets occurred in investments and federal funds, yielding a combined weighted rate of 5.39% for the first six months of 2007.  The remaining growth in earning assets of $69.8 million, or 60.3% of the total growth, occurred in loans which yielded a weighed rate of 7.57% in the first six months of 2007.  This combination of investments, federal funds, and loans together yielded a weighted rate of 6.70%.

The growth of $115.9 million in earning assets was funded primarily with $22.2 million in other borrowings with a weighted rate of 4.88% and $79.3 million in certificates of deposit with a weighted rate of 5.17% for the six months ended June 30, 2007.  Since the total growth in earning assets was funded with higher borrowing and certificate of deposit rates, the combined funding cost was 4.85%.

Although, substantially all of the variable rate assets and the short-term and variable rate liabilities have repriced to market rates, our net interest spread may continue to decline in future periods, if a substantial portion of growth in earning assets is funded with higher rate borrowings and certificates of deposit.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2007 was 3.05%, compared to 3.41% for the six months ended June 30, 2006.  During the six months ended June 30, 2007, interest-earning assets averaged $526.3 million, compared to $410.4 million in the six months ended June 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $48.8 million and $45.8 million for the six month periods ended June 30, 2007 and 2006, respectively.

Our loan yield increased 37 basis points for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as a result of loans maturing or being renewed at rates higher than their original rates as well as the impact of higher market rates on our variable rate loans which represent approximately 43% of the loan portfolio at June 30, 2007.  Offsetting the increase in our loan yield is a 73 basis point increase in the cost of our interest-bearing deposits for the first six months of 2007 compared to the same period in 2006.  The increase in the rate on our time deposits is also due to the renewal rates on time deposits being much higher than those in the past.   In addition, the cost of our savings and money market accounts has increased by 24 basis points as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 39 basis point increase in FHLB advances and the 163 basis point increase in other borrowed funds in the first six months of 2007 compared to the same period in 2006 resulted primarily from the repricing of matured FHLB advances to higher market rates and carrying a lower balance of other borrowings at higher rates.  As of June 30, 2007, approximately 49% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $7.9 million and $6.9 million for the six months ended June 30, 2007 and 2006, respectively.  Of the $1.0 million increase in net interest income, approximately $1.7 million related to the impact of higher average earning assets and interest-bearing liabilities in the six months ended June 30, 2007 compared to the same period in 2006.  Average earning assets were $115.9 million higher during the six months ended June 30, 2007 compared to the same period in 2006, and average interest-bearing liabilities increased by $113.0 million during the same period, while lower spreads on the average balances reduced net interest income by $577,000.

Interest income for the six months ended June 30, 2007 was $18.7 million, consisting of $16.2 million on loans, $2.1 million on investments, and $363,848 on federal funds sold.  Interest income for the six months ended June 30, 2006 was $14.1 million, consisting of $12.9 million on loans, $1.1 million on investments, and $91,796 on federal funds sold.  Interest on loans for the six months ended June 30, 2007 and 2006 represented 86.7% and 91.6%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.3% and 8.4% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 82.1% and 88.3% of average interest-earning assets for the six months ended June 30, 2007 and 2006, respectively.  Included in interest income on loans for the six months ended June 30, 2007 and 2006, was $345,910 and $277,436, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the six months ended June 30, 2007 was $10.8 million, consisting of $7.5 million related to deposits and $3.3 million related to borrowings.  Interest expense for the six months ended June 30, 2006 was $7.2 million, consisting of $4.6 million related to deposits and $2.6 million related to borrowings.  Interest expense on deposits for the six months ended June 30, 2007 and 2006 represented 69.8% and 64.3%, respectively, of total interest expense, while interest expense on borrowings represented 30.2% and 35.7%, respectively, of total interest expense for the same periods.  During the six months ended June 30, 2007, average interest-bearing deposits increased by $90.7 million over the same period in 2006, while FHLB and other borrowings during the six months ended June 30, 2007 increased $22.2 million over the same period in 2006.  During the six months ended June 30, 2007, we pledged additional collateral to the FHLB, allowing us to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2007 vs. 2006				June 30, 2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,336	$261	$60	$1,657	$1,024	$818	$184	$2,026
Investment securities	360	45	24	429	164	45	18	227
Federal funds sold	137	5	17	159	-	16	-	16
Total interest income	1,833	311	101	2,245	1,188	879	202	2,269

Interest expense
Deposits	816	410	137	1,363	421	493	148	1,062
FHLB advances	407	57	24	488	135	175	39	349
Other borrowings	(243)	102	(53)	(194)	53	135	29	217
Total interest expense	980	569	108	1,657	609	803	216	1,628

Net interest income	$853	$(258)	$(7)	$588	$579	$76	$(14)	$641

	Six Months Ended
	June 30, 2007 vs. 2006				June 30, 2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$2,489	$653	$134	$3,276	$1,949	$1,678	$374	$4,001
Investment securities	879	84	68	1,031	153	85	16	254
Federal funds sold	253	5	14	272	21	23	15	59
Total interest income	3,621	742	216	4,579	2,123	1,786	405	4,314

Interest expense
Deposits	1,641	919	330	2,890	758	974	288	2,020
FHLB advances	786	161	74	1,021	155	361	49	565
Other borrowings	(456)	239	(126)	(343)	86	271	51	408
Total interest expense	1,971	1,319	278	3,568	999	1,606	388	2,993

Net interest income	$1,650	$(577)	$(62)	$1,011	$1,124	$180	$17	$1,321

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

Three and six months ended June 30, 2007 and 2006

For the three months ended June 30, 2007 and 2006, we incurred a noncash expense related to the provision for loan losses of $380,000 and $400,000, respectively, bringing the allowance for loan losses to $5.3 million and $4.2 million, respectively.  The allowance represented 1.15% of gross loans at June 30, 2007 and 1.12% of gross loans at June 30, 2006.  During the three months ended June 30, 2007, we charged-off $469,100 of loans and recorded $30,563 of recoveries on loans previously charged-off.  During the three months ended June 30, 2006, we charged off $730,936 of loans and recorded $49,339 of recoveries on loans previously charged-off.  The $438,537 and $681,597 net charge-offs during the second quarters of 2007 and 2006, respectively, represented 0.39% and 0.73% of the average outstanding loan portfolio for the three months ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007, we incurred a noncash expense related to the provision for loan losses of $840,000, bringing the allowance for loan losses to $5.3 million, or 1.15% of gross loans, as of June 30, 2007.  The $840,000 provision for the six months ended June 30, 2007 related primarily to the level of charge-offs that occurred during this period.   During the six month period ended June 30, 2007, we charged-off $526,205 in loans and recorded $30,563 of recoveries on loans previously charged-off.  In contrast, for the six months ended June 30, 2006, we added $800,000 to the provision for loan losses, resulting in an allowance of $4.2 million at June 30, 2006.  We charged-off $1.1 million of loans and recorded $82,955 of recoveries on loans previously charged-off during the six months ended June 30, 2006.

At June 30, 2007, the allowance for loan losses represented 1.2 times the amount of non-performing loans.  As a result of this level of coverage on non-performing loans and our internal loan calculation, we determined that the provisions of $380,000 and $840,000 for the three and six months ended June 30, 2007 were adequate.

Noninterest Income

            The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Loan fee income	$37,846	$28,661	$75,225	$59,462
Service fees on deposit accounts	106,511	66,188	181,989	128,259
Income from bank owned life insurance	86,383	-	182,383	-
Real estate owned activity	(149,338)	(14,489)	179,255	(14,489)
Other income	66,741	53,638	122,691	116,341
Total noninterest income	$148,143	$133,998	$741,543	$289,573

Three months ended June 30, 2007 and 2006

Noninterest income in the three month period ended June 30, 2007 was $148,143, an increase of 10.6% over noninterest income of $133,998 in the same period of 2006.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $37,846 and $28,661 for the three months ended June 30, 2007 and 2006, respectively.  The $9,185 increase for the three months ended June 30, 2007 compared to the same period in 2006 related primarily to a $7,260 increase in mortgage origination fees and a $2,835 increase in late charge fees which were offset by a $910 decrease in fees received from the issuance of letters of credit.  Mortgage origination fees were $7,261 and $0 for the three months ended June 30, 2007 and 2006, respectively, while late charge fees were $23,433 and $20,598 for the second quarter of 2007 and 2006, respectively.  Income related to amortization of fees on letters of credit was $7,152 and $8,062 for the three months ended June 30, 2007 and 2006, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.   Deposit fees were $106,511 and $66,188 for the three months ended June 30, 2007 and 2006, respectively.  The $40,323 increase is primarily related to a $42,734 increase in NSF fees and a $3,604 increase in overdraft fees, partially offset by a $5,968 decrease in other deposit related fees.  NSF fee income was $76,900 and $34,166 for the three months ended June 30, 2007 and 2006, respectively, representing 72.2% of total service fees on deposits in the 2007 period compared to 51.6% of total service fees on deposits in the 2006 period.  The significant increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees from our clients.  Overdraft fees were $5,504 and $1,900 for the three months ended June 30, 2007 and 2006, respectively, while other deposit related fees were $20,412 and $26,380 for the three month periods ended June 30, 2007 and 2006, respectively.

We purchased $8.0 million of bank owned life insurance in the third quarter of 2006.  Income derived from this life insurance was $86,383 for the three months ended June 30, 2007.

                Other real estate owned activity includes income and expenses from property held for sale and other real estate we own.  In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building, and accordingly, reclassified the building from property and equipment to property held for sale.  As a result, we recorded a pre-tax gain of $375,000 during the first quarter of 2007. In addition, we leased a portion of the building and began to collect monthly rent of $18,517 in March 2007.  The building was sold during April 2007 and we recorded a subsequent write-down of $55,709 during the three months ended June 30, 2007 to account for additional selling costs. The gain on the sale of the building is included in other real estate owned activity.  Also included in real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.  Our cost of owning the real estate exceeded income derived from the property by $93,629 for the three months ended June 30, 2007.  Expenses on real estate owned exceeded income derived from real estate owned by $14,489 for the same period in 2006.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $66,741 and $53,683 for the three months ended June 30, 2007 and 2006, respectively.  The $13,058 increase relates primarily to a $5,172 increase in debit card transaction fees and a $3,164 increase in wire transfer fees.  Debit card transaction fees were $43,679 and $38,507 for the three months ended June 30, 2007 and 2006, respectively, and represented 65.4% and 71.8% of total other income for the second quarters of 2007 and 2006, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $19,125 and $15,614 for the three months ended June 30, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended June 30, 2007 and 2006 was $24,554 and $22,893, respectively.  Wire transfer fees were $9,588 and $6,424 for the second quarters ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 and 2006

Noninterest income in the six month period ended June 30, 2007 was $741,543, an increase of 156.1% over noninterest income of $289,573 in the same period of 2006.  The $451,970 increase in noninterest income is related to increases of $15,763 in loan fee income, $53,730 in service fees on deposit accounts, $182,383 in income from bank owned life insurance, $193,744 in real estate owned activity, and $6,350 in other income.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $75,225 and $59,462 for the six months ended June 30, 2007 and 2006, respectively.  The $15,763 increase for the six months ended June 30, 2007 compared to the same period in 2006 related primarily to increases of $12,975 in mortgage origination fees and $5,964 in late charge fees, which were partially offset by a $3,176 decrease in fees received from the issuance of letters of credit.  Mortgage origination fees were $15,860 and $2,885 for the six months ended June 30, 2007 and 2006, respectively, while income related to amortization of fees on letters of credit was $13,477 and $16,653 for the first six months of 2007 and 2006, respectively.  Late charge fees were $45,887 and $39,923 for the six months ended June 30, 2007 and 2006, respectively.

Service fees on deposits were $181,989 and $128,259 for the six months ended June 30, 2007 and 2006, respectively.  While the number of client accounts continues to grow, the $53,730 increase is primarily related to the amount of NSF fees collected in the first six months of 2007 compared to the same period in 2006.  NSF income increased $52,383 to $123,474 for the six months ended June 30, 2007 from $71,091 for the same period in 2006, representing 67.8% of total service fees on deposits in the 2007 period compared to 55.4% of total service fees on deposits in the 2006 period.  The increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees from our clients.  In addition, overdraft fees increased $10,102 during the six months ended June 30, 2007 to $12,002 from $1,900 for the same period in 2006.  Partially offsetting the increase in NSF fees collected and overdraft fees was a $9,252 decrease in service charges on deposit accounts which were $38,864 for the six months ended June 30, 2007 compared to $48,116 for the same period in 2006

We purchased $8.0 million of bank owned life insurance in the third quarter of 2006.  Income derived from this life insurance was $182,383 for the six months ended June 30, 2007.

               Other real estate owned activity includes income and expenses from property held for sale and other real estate we own.  In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building, and accordingly, reclassified the building from property and equipment to property held for sale.  As a result, we recorded a pre-tax gain of $375,000 which is included in other real estate owned activity.  In addition, we leased a portion of the building and began to collect monthly rent of $18,517 in March 2007.  The building was sold during April 2007, and we recorded a subsequent write-down of $55,709 during the three months ended June 30, 2007 to account for additional selling costs.  Also included in real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.  Our cost of owning the real estate exceeded income derived from the property by $177,070 for the six months ended June 30, 2007.  Expenses on real estate owned exceeded income derived from real estate owned by $14,489 for the same period in 2006.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $122,691 and $116,341 for the six months ended June 30, 2007 and 2006, respectively.  The $6,350 increase relates primarily to a $12,343 increase in debit card transaction fees and a $5,452 increase in wire transfer fees, partially offset by a $17,889 decrease in gain on the sale of fixed assets.  Debit card transaction fees were $82,457 and $70,114 for the six months ended June 30, 2007 and 2006, respectively and represented 67.2% and 60.3% of total other income for the first six months of 2007 and 2006, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $34,981 and $38,812 for the six months ended June 30, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the six months ended June 30, 2007 and 2006 was $47,476 and $31,302, respectively.  Wire transfer fees were $17,001 and $11,549 for the six months ended June 30, 2007 and 2006, respectively.

Noninterest expenses

                  The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Compensation and benefits	$1,509,784	1,057,121	$2,932,316	$2,090,862
Professional fees	160,518	91,427	285,038	181,864
Marketing	142,776	86,057	248,374	207,127
Insurance	160,434	44,674	211,770	87,708
Occupancy	348,029	158,829	743,976	333,606
Data processing and related costs	296,350	198,719	554,696	396,589
Telephone	33,089	23,396	67,856	39,278
Other	168,264	109,175	282,751	221,908
Total noninterest expense	$2,819,244	1,769,398	$5,326,777	$3,558,942

Three months ended June 30, 2007 and 2006

We incurred noninterest expenses of $2.8 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006.  Average interest-earning assets increased 26.6% during this period, while general and administrative expense increased 59.3% due to the additional costs associated with our new main office and headquarters building, market expansion into Columbia, SC, and additional deposit insurance costs.

For the three months ended June 30, 2007, compensation and benefits, occupancy, and data processing and related costs represented 76.4% of the total noninterest expense compared to 80.0% for the same period in 2006.

Six months ended June 30, 2007 and 2006

We incurred noninterest expenses of $5.3 million for the six months ended June 30, 2007 compared to $3.6 million for the six months ended June 30, 2006.  Average interest-earning assets increased 28.2% during this period, while general and administrative expense increased 49.7%.

For the six months ended June 30, 2007 compensation and benefits, occupancy, and data processing and related costs represented 79.4% of the total noninterest expense compared to 79.3% for the same period in 2006.

The following table sets forth information related to our compensation and benefits.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Base compensation	$1,029,980	$752,415	$1,968,682	1,478,247
Incentive compensation	269,000	181,000	483,000	323,000
Total compensation	1,298,980	933,415	2,451,682	1,801,247
Benefits	251,920	157,856	558,604	364,085
Capitalized loan origination costs	(41,116)	(34,150)	(77,970)	(74,470)
Total compensation and benefits	$1,509,784	$1,057,121	$2,932,316	2,090,862

Three months ended June 30, 2007 and 2006

Compensation and benefits expense was $1.5 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively.   Compensation and benefits represented 53.6% and 59.7% of our total noninterest expense for the three months ended June 30, 2007 and 2006, respectively.  The $452,663 increase in compensation and benefits in the second quarter of 2007 compared to the same period in 2006 resulted from increases of $277,565 in base compensation,  $88,000 in additional incentive compensation, and $94,064 higher benefits expense.  These amounts were partly offset by an increase of $6,966 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $277,565 increase in base compensation expense related to the cost of fifteen additional employees as well as annual salary increases.  Six of the new employees relate to the management and staff that we hired to support our expansion into the Columbia, SC market.  The remaining nine employees were hired primarily to support the growth in both loans and deposit operations.   Incentive compensation represented 17.8% and 17.1 % of total compensation and benefits for the three months ended June 30, 2007 and 2006, respectively.  The incentive compensation expense recorded for the second quarters of 2007 and 2006 represented an accrual of the estimated incentive compensation earned during the second quarter of the respective year.  Benefits expense increased $94,064 in the second quarter of 2007 compared to the same period in 2006.  Benefits expense represented 19.4% and 16.9% of the total compensation for the three months ended June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 and 2006

Compensation and benefits expense was $2,932,316 and $2,090,862 for the six months ended June 30, 2007 and 2006, respectively.   Compensation and benefits represented 55.0% and 58.7% of our total noninterest expense for the six months ended June 30, 2007 and 2006, respectively.  The $841,454 increase in compensation and benefits in the first six months of 2007 compared to the same period in 2006 resulted from increases of $490,435 in base compensation,  $160,000 in additional incentive compensation, and $194,519 higher benefits expense.  These amounts were partly offset by an increase of $3,500 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $490,435 increase in base compensation expense related to the cost of fifteen additional employees as well as annual salary increases. Six of the new employees relate to the management and staff that we hired to support our expansion into the Columbia, SC market.  The remaining nine employees were hired to support the growth in both loans and deposits.  Incentive compensation represented 16.5% and 15.4 % of total compensation and benefits for the six months ended June 30, 2007 and 2006, respectively.  The incentive compensation expense recorded for the first six months of 2007 and 2006 represented an accrual of the estimated incentive compensation earned during the first six months of the respective year.  Benefits expense increased $194,519 in the first six months of 2007 compared to the same period in 2006.  Benefits expense represented 22.8% and 20.2% of the total compensation for the six months ended June 30, 2007 and 2006, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Data processing costs	$212,670	$132,198	$395,944	$259,284
Debit card transaction expense	19,125	15,614	34,981	38,812
Courier expense	29,357	21,956	53,752	45,166
Other expenses	35,198	28,951	70,019	53,327
Total data processing and related costs	$296,350	$198,719	$554,696	$396,589

Data processing and related costs were $296,350 and $198,719, an increase of $97,631 for the three months ended June 30, 2007 and 2006, respectively.   During the first six months of 2007 and the same period of 2006, our data processing and related costs were $554,696 and $396,589, respectively, an increase of $158,107.

During the three months ended June 30, 2007, our data processing costs for our core processing system were $212,670 compared to $132,198 for the three months ended June 30, 2006.   We have contracted with an outside computer service company to provide our core data processing services.  During the six months ended June 30, 2007 and 2006, data processing costs were $395,944 and $259,284, respectively.

Data processing costs increased $80,472, or 60.9%, for the three months ended June 30, 2007 compared to the same period in 2006.  For the six months ended June 30, 2007, data processing costs increased $136,660, or 52.7%, compared to the same period in 2006.  The increases in costs were caused by the higher number of loan and deposit accounts as well as the new Columbia office.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $19,125 and $15,614 for the three months ended June 30, 2007 and 2006, respectively.  During the first six months of 2007 and 2006, debit card transaction expense was $34,981 and $38,812, respectively.

Occupancy expense represented 12.3% and 9.0% of total noninterest expense for the three months ended June 30, 2007 and 2006, respectively.  Occupancy expense for the three months ended June 30, 2007 and 2006 was $348,029 and $158,829, respectively, an increase of $189,200.  The increase is primarily due to the increased costs associated with our new main office and headquarters building such as depreciation and rent expense.  For the six months ended June 30, 2007, occupancy expense increased $410,370 to $743,976 from $333,606 for the same period ended June 30, 2006.  Occupancy expense represented 14.0% and 9.4% of total noninterest expense for the first six months of 2007 and 2006, respectively.

The remaining $310,352 increase in noninterest expense for the three month period ended June 30, 2007 compared to the same period in 2006 resulted primarily from increases of $69,091 in professional fees, $56,719 in marketing expenses, $115,760 in insurance, and $59,089 in other noninterest expenses.  The increase in professional fees relates primarily to SEC reporting requirements, the name change of our company, as well as the overall growth of our company, while the increased marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market.  The $115,760 increase in insurance costs is due primarily to additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in June 2007 which covered the first six months of 2007.  In addition, the increase in other noninterest expenses for the three month period ended June 30, 2007 relates primarily to increased costs of postage and office supplies, collection expenses, and deposit account losses.

For the six month period ended June 30, 2007, remaining noninterest expenses increased $357,904 from the same period in 2006.  Of this amount, professional fees represented $103,174 of the increase, marketing expenses represented $41,247 of the increase, $124,062 was related to insurance, $28,578 related to telephone expenses and other expenses represented $60,843 of the increase.  The increase in professional fees relates primarily to additional legal and accounting fees related to SEC reporting requirements, the name change of our company, as well as the overall growth of our company, while the additional marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market.  The $124,062 increase in insurance costs is primarily due to the additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in June 2007 which covered the first six months of 2007.  In addition, a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, collection expenses and deposit account losses.

Income tax expense was $348,209 for the three months ended June 30, 2007 compared to $557,531 during the same period in 2006.   For the six months ended June 30, 2007, income tax expense was $799,726 compared to $1.0 million for the same period in 2006.  Our effective tax rate was 31.7% and 36.5%, respectively, for the three month periods ended June 30, 2007 and 2006, respectively, and 31.9% and 36.5% for the six month periods ended June 30, 2007 and 2006, respectively.  The decrease in the effective tax rate for the 2007 periods compared to 2006 results primarily from the tax exempt income on bank owned life insurance which we purchased in the third quarter of 2006.

Balance Sheet Review

 General

            At June 30, 2007, we had total assets of $573.1 million, consisting principally of $456.3 million in loans, $79.7 million in investments, $3.6 million in federal funds sold, and $13.8 million in cash and due from banks.  Our liabilities at June 30, 2007 totaled $537.4 million, which consisted principally of $384.3 million in deposits, $133.5 million in FHLB advances, and $13.4 million in junior subordinated debentures.  At June 30, 2007, our shareholders' equity was $35.7 million.

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

Federal Funds Sold

At June 30, 2007, our federal funds sold were $3.6 million, or 0.6% of total assets.  At December 31, 2006, our $7.5 million in federal funds sold on an overnight basis comprised 1.5% of total assets.

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at June 30, 2007.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
			(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$1,980	5.06%	$-	-	$-	-	$1,980	5.06%
State and political subdivisions	-	-	-	-	3,631	3.79%	3,631	3.79%
Mortgage-backed securities	-	-	3,964	5.33%	45,730	5.71%	49,694	5.68%
Total	$1,980	5.06%	$3,964	5.33%	$49,361	5.56%	$55,305	5.53%

Held to Maturity
Mortgage-backed securities	$-	-	$384	3.90%	$15,714	4.62%	$16,098	4.60%

             At June 30, 2007, our investments included securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $19.0 million, and $40.0 million, respectively.

The amortized costs and the fair value of our investments at June 30, 2007 and December 31, 2006 are shown in the following table.

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$1,997	$1,980	$1,996	$1,989
State and political subdivisions	3,794	3,631	3,795	3,782
Mortgage-backed securities	50,573	49,694	44,478	44,429
Total	$56,364	$55,305	$50,269	$50,200

Held to Maturity
Mortgage-backed securities	$16,098	$15,337	$17,045	$16,577

               Other investments totaled $8.3 million at June 30, 2007 and consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.9 million.

At June 30, 2007, we had $79.7 million in our investment securities portfolio which represented approximately 13.9% of our total assets.  We held U.S. Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $70.6 million and an amortized cost of $72.4 million for an unrealized loss of $1.8 million.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2006, we had $74.3 million in our investment securities portfolio, which represented approximately 14.6% of our total assets.  We held U.S. Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $66.8 million and an amortized cost of $67.3 million for an unrealized loss of $537,138.  As a result of the strong growth in our loan portfolio and the historically low fixed rates that were available during the last two and one-half years, through December 31, 2005, we had maintained a lower than normal level of investments.  During 2006, as rates on investment securities have risen and we have attracted a material amount of additional deposits, we increased the size of our investment portfolio.

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

Loans

               Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2007 and 2006, average loans were $432.1 million and $362.3 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2007 were $461.6 million.  Average loans for the year ended December 31, 2006 were $375.4 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2006 were $402.2 million.

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

The following table summarizes the composition of our loan portfolio at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$100,485	21.8%	$77,668	19.3%
Non-owner occupied	135,283	29.3%	126,008	31.3%
Construction	32,025	6.9%	20,466	5.1%
Total commercial real estate	267,793	58.0%	224,142	55.7%
Consumer:
Residential	55,414	12.0%	59,187	14.7%
Home equity	38,938	8.5%	35,986	9.0%
Construction	9,344	2.0%	8,259	2.0%
Total consumer real estate	103,696	22.5%	103,432	25.7%
Total real estate	371,489	80.5%	327,574	81.4%
Commercial business	79,842	17.3%	65,891	16.4%
Consumer-other	11,149	2.4%	9,524	2.4%
Deferred origination fees, net	(900)	(0.2)%	(806)	(0.2)%
Total gross loans, net of
deferred fees	461,580	100.0%	402,183	100.0%
Less-allowance for loan losses	(5,294)		(4,949)
Total loans, net	$456,286		$397,234

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2007.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$74,800	$215,795	$39,525	$330,120
Real estate - construction	21,002	15,250	5,117	41,369
Total real estate	95,802	231,045	44,642	371,489

Commercial business	47,087	31,838	917	79,842
Consumer-other	7,434	3,225	490	11,149
Deferred origination fees, net	(295)	(506)	(99)	(900)
Total gross loans, net of deferred fees	$150,028	$265,602	$45,950	$461,580
Loans maturing after one year with:
Fixed interest rates				$178,582
Floating interest rates				$132,970

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$59,676	$195,649	$43,524	$298,849
Real estate - construction	18,630	9,685	410	28,725
Total real estate	78,306	205,334	43,934	327,574

Commercial business	40,143	24,891	857	65,891
Consumer - other	4,299	4,818	407	9,524
Deferred origination fees, net	(267)	(454)	(85)	(806)
Total gross loans, net of deferred fees	$122,481	$234,589	$45,113	$402,183
Loans maturing after one year with:
Fixed interest rates				$143,291
Floating interest rates				$136,411

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2007 and 2006:

	June 30,
	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$4,949	$4,490

Loans charged-off	(526)	(1,139)

Recoveries of loans previously charged-off	31	83

Net loans (charged-off) recovery	$(495)	$(1,056)

Provision for loan losses	840	800

Balance, end of period	$5,294	$4,234

Allowance for loan losses to gross loans	1.15%	1.12%

Net charge-offs to average loans	0.23%	0.58%

  We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

                    The following table shows the nonperforming assets, percentages of total assets, and the related percentage of allowance for loan losses for the six months ended June 30, 2007 and the year ended December 31, 2006.  All loans over 90 days past due are on and included in loans on nonaccrual.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Loans over 90 days past due	$1,331	$945

Loans on nonaccrual:
Mortgage	4,388	1,424
Commercial	-	32
Consumer	44	33
Total nonaccrual loans	4,432	1,489

Troubled debt restructuring	-	-

Total of nonperforming loans	4,432	1,489

Other nonperforming assets	524	1,012

Total nonperforming assets	$4,956	$2,501

Percentage of total assets	0.86%	0.49%

Percentage of nonperforming loans
and assets to gross loans	1.07%	0.62%

               The allowance for loan losses was $5.3 million and $4.9 million at June 30, 2007 and December 31, 2006, respectively or 1.15% and 1.23% of outstanding loans, respectively.  During the year ended December 31, 2006, we had net charged-off loans of $1.2 million.  During the six months ended June 30, 2007 and 2006, we had net charge-offs of $495,642 and $1.1 million, respectively.

At June 30, 2007 and December 31, 2006, nonperforming assets represented 0.86% and 0.49% of total assets, respectively.  At June 30, 2007 and December 31, 2006, we had $4.4 million and $1.5 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The increase in nonperforming loans at June 30, 2007 compared to December 31, 2006 is represented primarily by one commercial real estate loan with a carrying value of $2.9 million.  We incurred a second quarter loss of $450 thousand on this loan which represented 85.6% of total charge-offs year-to-date.

The amount of foregone interest income on the nonaccrual loans in the first six months of 2007 was approximately $79,000.   The amount of interest income recorded in the first six months of 2007 for loans that were on nonaccrual at June 30, 2007 was $145,274.

At June 30, 2007, impaired loans amounted to approximately $ 508,000 for which a $223,000 reserve was allocated in the allowance.

Deposits and Other Interest-Bearing Liabilities

                Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $91.3 million, or 17.9% of total assets, at December 31, 2006 and $124.4 million, or 21.7% of total assets, at June 30, 2007.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 120% and 116% at June 30, 2007 and December 31, 2006, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2007 and 2006.

	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$30,569	- %	$23,325	- %
Interest bearing demand deposits	34,327	1.68%	39,053	1.84%
Money market accounts	84,014	3.59%	67,989	3.36%
Savings accounts	1,509	0.68%	1,339	0.42%
Time deposits less than $100,000	44,526	5.03%	31,389	4.10%
Time deposits greater than $100,000	178,958	5.21%	112,822	4.46%
Total deposits	$373,903	4.05%	$275,917	3.38%

The increase in time deposits of $100,000 or more for the six months ended June 30, 2007 compared to the 2006 period resulted from a $21.6 million increase in retail time deposits and a $44.5 million increase in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to the addition of our two new retail branch offices.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $204.3 million and $197.7 million at June 30, 2007 and December 31, 2006, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2007 was as follows:

June 30, 2007
(Dollars in thousands)
Three months or less	$49,113
Over three through six months	41,096
Over six through twelve months	64,883
Over twelve months	24,890
Total	$179,982

Capital Resources

                Total shareholders' equity at June 30, 2007 was $35.7 million.  At December 31, 2006, total shareholders' equity was $34.6 million.  The increase during the first six months of 2007 resulted primarily from the $1.7 million of net income earned, partially offset by the $698,479 net unrealized holding loss on securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2007 and the year ended December 31, 2006.  Since our inception, we have not paid any cash dividends.

	June 30, 2007	December 31, 2006
Return on average assets	0.63%	0.85%
Return on average equity	9.65%	11.95%
Equity to assets ratio	6.50%	7.15%

Our return on average assets was .63% for the six months ended June 30, 2007, a decrease from .85% for the year ended December 31, 2006.  In addition, our return on average equity decreased to 9.65% from 11.95% for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.  The decrease in the equity to assets ratio is a function of the $92.7 million increase in average assets compared to the $3.1 million increase in average equity.

             The following table sets forth the holding company's and the bank's various capital ratios at June 30, 2007 and at December 31, 2006.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2007		December 31, 2006
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	11.7%	11.5%	13.1%	12.3%
Tier 1 risk-based capital	10.6%	10.4%	11.9%	11.1%
Leverage capital	8.7%	8.5%	9.4%	8.7%

Borrowings

              The following table outlines our various sources of borrowed funds during the six months ended June 30, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the six months ended June, 2007
Federal Home Loan Bank advances	$133,500	4.48%	$133,500	$120,273	4.58%
Federal funds purchased	-	- %	4,492	539	5.72%
Junior subordinated debentures	13,403	7.57%	13,403	13,403	7.59%

At or for the year ended December 31, 2006
Federal Home Loan Bank advances	$108,500	4.52%	$108,500	$91,525	4.35%
Securities sold under agreement to
repurchase	-	- %	14,434	8,362	4.92%
Federal funds purchased	-	- %	3,345	572	5.47%
Junior subordinated debentures	13,403	7.57%	13,403	13,403	7.30%

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

Off-Balance Sheet Risk

              Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2007, unfunded commitments to extend credit were $60.1 million, of which $19.9 million was at fixed rates and $40.2 million was at variable rates.  At December 31, 2006, unfunded commitments to extend credit were $79.2 million, of which approximately $40.6 million was at fixed rates and $38.6 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2007, there was a $2.1 million commitment under letters of credit.  At December 31, 2006, there was a $2.4 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were liability sensitive during the latter half of the year ended December 31, 2006 and during the six months ended June 30, 2007.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 43% and 49% of our loans were variable rate loans at June 30, 2007 and December 31, 2006, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (30.3%) because $161.8 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

             At June 30, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $17.4 million, or 3.0% of total assets.  Our investment securities at June 30, 2007 amounted to $79.7 million, or 13.9% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $47.6 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2006, our liquid assets amounted to $16.6 million, or 3.3% of total assets.  Our investment securities at December 31, 2006 amounted to $74.3 million, or 14.6% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.6 million for which there were no borrowings against the lines at June 30, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at June 30, 2007 was $17.5 million, based on the bank's $6.9 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

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

The following table sets forth information regarding our rate sensitivity as of June 30, 2007 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$3,598	$-	$-	$-	$3,598
Investment securities	3,174	8,318	29,978	29,933	71,403
Loans	208,261	45,467	165,828	38,479	458,035

Total earning assets	$215,033	$53,785	$195,806	$68,412	$533,036

Interest-bearing liabilities:
Money market and NOW	$121,586	$-	$-	$-	$121,586
Regular savings	1,525	-	-	-	1,525
Time deposits	70,135	134,936	23,713	171	228,955
FHLB advances	52,500	36,500	44,500	-	133,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$259,149	$171,436	$68,213	$171	$498,969

Period gap	$(44,116)	$(117,651)	$127,593	$68,241
Cumulative gap	(44,116)	(161,767)	(34,174)	34,067

Ratio of cumulative gap to total earning assets	(8.3%)	(30.3%)	(6.4%)	6.4%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$7,467	$-	$-	$-	$7,467
Investment securities	3,159	8,588	29,940	25,557	67,244
Loans	205,316	25,828	134,035	36,321	401,500

Total earning assets	$215,942	$34,416	$163,975	$61,878	$476,211

Interest-bearing liabilities:
Money market and NOW	$117,538	$-	$-	$-	$117,538
Regular savings	1,544	-	-	-	1,544
Time deposits	45,443	114,940	34,995	165	195,543
FHLB advances	57,500	19,000	32,000	-	108,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$235,428	$133,940	$66,995	$165	$436,528

Period gap	$(19,486)	$(99,524)	$96,980	$61,713
Cumulative gap	(19,486)	(119,010)	(22,030)	39,683

Ratio of cumulative gap to total earning assets	(4.1%)	(25.0%)	(4.6%)	8.3%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2007 from that presented in our annual report on Form 10-K for the year ended December 31, 2006.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings.

There are no material pending legal proceedings to which we are a party or of which any of its property is the subject.

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

Not applicable

Item 3.             Defaults Upon Senior Securities.

                         Not applicable

Item 4.             Submission of Matters to a Vote of Security Holders.

At our company's annual meeting of shareholders held on May 15, 2007, our shareholders elected four members of the board of directors as Class II directors for a three-year term and approved our name change to Southern First Bancshares, Inc.  The following paragraphs describe the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld, and the number of abstentions as to each matter (except as provided below, there were no broker non-votes).

          Our board of directors is divided into three classes with each class being nearly equal in number as possible.  The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders.  The current Class I directors are Mark A. Cothran, Rudolph G. Johnstone, III, M.D., and R. Arthur Seaver, Jr.  The current Class II directors are Leighton M. Cubbage, David G. Ellison, James B. Orders, and Willam B. Sturgis.  The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr.

          The previous terms of the Class II directors expired at the 2007 annual shareholder meeting.  Each of the four then current Class II directors was nominated for election and stood for election at the 2007 annual shareholder meeting for a three-year term. The number of votes in favor of the Class II directors were as follows:  For Mr. Cubbage - 2,559,026; for Mr. Ellison - 2,501,305; for Mr. Orders - 2,560,016; and for Mr. Sturgis - 2,558,916.  The number of votes against the Class II directors were as follows:  Mr. Cubbage - 0; Mr. Ellison - 0; Mr. Orders - 0; and Mr. Sturgis - 0.   No shareholders voted to abstain.

          Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class II directors to serve a three-year term, expiring at the 2010 annual meeting of shareholders, was recorded in our minute book.

          On March 20, 2007, our board of directors approved, subject to shareholder approval, changing the company's name from Greenville First Bancshares, Inc. to Southen First Bancshares, Inc.  The proposed new name would reflect our expansion into a more geographically diverse market, including Columbia, South Carolina, and potentially other Southern cities.  The number of votes for the approval of the company's name change was 2,440,466.  The number of votes against the approval of the company's name change was 26,885, while 95,014 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of our common stock, the approval of the company's name change to Southern First Bancshares, Inc. was recorded in our minute book.

          There were no other matters voted on by the company's shareholders at our 2007 annual shareholder meeting .

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 9, 2007	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: August 9, 2007	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.