Form 10-Q
period 2007-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2007-11-09
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
2,946,456 shares of common stock, $.01 par value per share, were issued and outstanding as of October 17, 2007.

SOUTHERN FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

             The financial statements of Southern First Bancshares, Inc. and Subsidiary are set forth in the following pages.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,153,673	$9,112,675
Federal funds sold	18,313,901	7,466,458
Investment securities available for sale	65,223,677	50,199,513
Investment securities held to maturity-
(fair value $14,685,693 and $16,576,673)	15,199,166	17,044,531
Other investments, at cost	8,292,500	7,060,100
Loans, net of allowance for loan losses	478,250,361	397,233,829
Property and equipment, net	5,109,183	6,450,854
Accrued interest receivable	3,036,557	2,381,336
Other real estate owned	363,733	1,012,030
Bank owned life insurance	8,811,402	8,142,947
Deferred income taxes	1,960,719	1,907,966
Other assets	555,746	1,331,712

Total assets	$614,270,618	$509,343,951

Liabilities
Deposits	$415,063,727	$345,504,076
Official checks outstanding	1,257,952	4,131,107
Repurchase agreements	10,000,000	-
Federal Home Loan Bank advances	133,500,000	108,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	2,597,877	2,278,154
Accounts payable and accrued expenses	1,356,552	944,168

Total liabilities	577,179,108	474,760,505

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 2,946,456 and 2,933,868 shares issued and
outstanding at September 30, 2007 and December 31, 2006, respectively	29,465	29,339
Non-vested restricted stock	(43,936)	-
Additional paid-in capital	30,971,882	30,846,538
Accumulated other comprehensive income (loss)	(255,687)	(16,465)
Retained earnings	6,389,786	3,724,034

Total shareholders' equity	37,091,510	34,583,446

Total liabilities and shareholders' equity	$614,270,618	$509,343,951

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	September 30,
	2007	2006
	(Unaudited)
Interest income
Loans	$9,095,562	$7,266,867
Investment securities	1,107,560	766,990
Federal funds sold	77,278	100,211

Total interest income	10,280,400	8,134,068
Interest expense
Deposits	4,015,307	3,068,681
Borrowings	1,842,256	1,371,967
Total interest expense	5,857,563	4,440,648

Net interest income	4,422,837	3,693,420
Provision for loan losses	450,000	400,000

Net interest income after provision for loan losses	3,972,837	3,293,420

Noninterest income
Loan fee income	45,364	29,683
Service fees on deposit accounts	111,345	66,772
Income from bank owned life insurance	96,000	55,000
Real estate owned activity	(70,129)	(88,903)
Other income	64,865	50,375

Total noninterest income	247,445	112,927

Noninterest expenses
Compensation and benefits	1,547,014	1,085,922
Professional fees	130,621	126,386
Marketing	139,018	108,067
Insurance	116,349	48,068
Occupancy	336,572	161,981
Data processing and related costs	310,319	225,558
Telephone	28,977	20,540
Other	176,466	77,654

Total noninterest expenses	2,785,336	1,854,176

Income before income tax expense	1,434,946	1,552,171

Income tax expense	478,384	532,494

Net income	$956,562	$1,019,677

Earnings per common share
Basic	$.32	$.35
Diluted	$.30	$.32

Weighted average common shares outstanding
Basic	2,946,456	2,933,721
Diluted	3,235,959	3,231,605

 See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended
	September 30,
	2007	2006
	(Unaudited)
Interest income
Loans	$25,315,003	$20,210,226
Investment securities	3,227,767	1,855,836
Federal funds sold	441,126	192,007

Total interest income	28,983,896	22,258,069
Interest expense
Deposits	11,532,891	7,696,917
Borrowings	5,094,018	3,945,043
Total interest expense	16,626,909	11,641,960

Net interest income	12,356,987	10,616,109
Provision for loan losses	1,290,000	1,200,000

Net interest income after provision for loan losses	11,066,987	9,416,109

Noninterest income
Loan fee income	120,589	89,145
Service fees on deposit accounts	293,334	195,031
Income from bank owned life insurance	278,383	55,000
Real estate owned activity	109,126	(103,392)
Other income	187,556	166,716

Total noninterest income	988,988	402,500

Noninterest expenses
Compensation and benefits	4,479,330	3,176,784
Professional fees	415,659	308,250
Marketing	387,392	350,192
Insurance	328,119	135,776
Occupancy	1,080,548	495,587
Data processing and related costs	865,015	622,147
Telephone	96,833	59,818
Other	459,217	264,564

Total noninterest expenses	8,112,113	5,413,118

Income before income tax expense	3,943,862	4,405,491

Income tax expense	1,278,110	1,573,955

Net income	$2,665,752	$2,831,536

Earnings per common share
Basic	$.91	$.97
Diluted	$.82	$.87

Weighted average common shares outstanding
Basic	2,941,007	2,930,898
Diluted	3,241,437	3,237,901

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2007  AND 2006
(Unaudited)

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders'
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2005	2,659,719	$26,597	$-	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	-	2,831,536	2,831,536

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(19,936)	-	(19,936)

Comprehensive income	-	-	-	-	-	-	2,811,600

Proceeds from exercise of stock
options and warrants	7,500	75	-	49,645	-	-	49,720

Stock dividend (10%), net of cash in
lieu of fractional shares	266,649	2,667	-	5,143,659	-	(5,146,772)	(446)

September 30, 2006	2,933,868	$29,339	$-	$30,820,044	$(170,538)	$2,654,776	$33,333,621

December 31, 2006	2,933,868	$29,339	$-	$30,846,538	$(16,465)	$3,724,034	$34,583,446

Net income	-	-	-	-	-	2,665,752	2,665,752

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(239,222)	-	(239,222)

Comprehensive income	-	-	-	-	-	-	2,426,530

Proceeds from exercise of stock
options and warrants	10,088	101	-	62,786	-	-	62,887

Issuance of restricted stock	2,500	25	(54,075)	54,050	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	10,139	-	-	-	10,139

Compensation expense related to
stock options	-	-	-	8,508	-	-	8,508

September 30, 2007	2,946,456	$29,465	$(43,936)	$30,971,882	$(255,687)	$6,389,786	$37,091,510

See notes to consolidated financial statements that are an integral part of these consolidated statements. 5

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2007	2006
	(Unaudited)
Operating activities
Net income	$2,665,752	$2,831,536
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,290,000	1,200,000
Depreciation and other amortization	361,334	259,626
Accretion and amortization of securities discounts and premium, net	62,944	80,005
(Gain) loss on sale of real estate	181,118	(1,065)
Gain on sale of property held for sale	(319,291)	-
Compensation expense related to stock options	18,647	-
Increase in cash surrender value of bank owned life insurance	(278,383)	-
(Increase) decrease in deferred tax asset	26,149	(402,413)
(Increase) decrease in other assets, net	120,746	(630,448)
Decrease in other liabilities, net	(2,141,048)	(9,165,535)

Net cash provided by (used for) operating activities	1,987,968	(5,828,294)

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(82,306,533)	(55,017,192)
Purchase of property and equipment	(1,055,036)	(1,023,655)
Purchase of investment securities:
Available for sale	(21,082,579)	(41,828,730)
Other investments	(2,042,400)	(5,567,200)
Payments and maturity of investment securities:
Available for sale	5,706,491	3,624,315
Held to maturity	1,816,220	1,791,564
Other investments	810,000	4,162,500
Purchase of bank owned life insurance	(390,072)	(8,055,000)
Proceeds from sale of property held for sale	2,354,664	-
Proceeds from sale of real estate acquired in settlement of loans	467,180	1,340,269

Net cash used for investing activities	(95,722,066)	(100,573,129)

Financing activities
Increase in deposits, net	69,559,651	85,811,563
Increase (decrease) in short-term borrowings	10,000,000	(14,680,000)
Proceeds from the exercise of stock options	62,887	49,720
Increase in Federal Home Loan Bank advances	25,000,000	25,000,000
Cash in lieu of fractional shares	-	(446)

Net cash provided by financing activities	104,622,538	96,180,837

Net increase (decrease) in cash and cash equivalents	10,888,441	(10,220,586)

Cash and cash equivalents at beginning of the period	16,579,133	25,604,152

Cash and cash equivalents at end of the period	$27,467,574	$15,383,566

Supplemental information
Cash paid for
Interest	$16,307,186	$10,978,656
Income taxes	$1,252,011	$1,976,369

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$2,035,373	$-
Foreclosure of real estate	$-	$2,118,421
Unrealized gain (loss) on securities, net of income taxes	$(239,222)	$(19,936)

 See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation
Business activity

             Southern First Bancshares, Inc. is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. and all of the stock of Greenville First Statutory Trust I and Trust II (collectively the "Trusts").  On July 2, 2007, the holding company changed its name from Greenville First Bancshares, Inc. to Southern First Bancshares, Inc. and the bank changed its name from Greenville First Bank, N.A. to Southern First Bank, N.A.  The bank will however, continue to operate under the trade name, Greenville First Bank, in Greenville County.   The bank is a national bank organized under the laws of the United States located in Greenville and Richland Counties, South Carolina. The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The bank owns all of the capital stock of JB Properties.  This subsidiary is used for the purpose of owning real estate acquired in loan foreclosures.   The Trusts are special purpose subsidiaries for the sole purpose of issuing trust preferred securities.

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2006 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II have not been consolidated.

Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in "cash and cash equivalents."  These assets have contractual maturities of less than three months.

Note 2 - Property Held for Sale

            In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building.  Accordingly, we reclassified the building from property and equipment to property held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets," and ceased depreciation of the building.  On April 13, 2007, we completed the sale of the former main office building.  Based on the sales contract, adjusted for commissions and other selling costs, we recorded a $319,291 gain on the sale of the building during the nine months ended September 30, 2007.  The $319,291 gain was partially offset by other unrelated real estate operating expenses of $140,036.  The net gain on real estate operations recorded in the nine months ended September 30, 2007 was $210,165.

Note 3 - Note Payable

The company has an unused $4.5 million revolving line of credit with another bank that matures on March 20, 2008.  The line of credit bears interest at a rate of three-month libor plus 2.00%, which at September 30, 2007 was 7.23%.  The company has pledged the stock of the bank as collateral for this line of credit.  The line of credit agreement contains various covenants related to net income and asset quality.  As of September 30, 2007, the company believes it is in compliance with all covenants.

Note 4 - Earnings per Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At September 30, 2007, 13,000 options were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	Three months ended September 30,
	2007	2006

Basic Earnings Per Share
Average common shares	2,946,456	2,933,721
Net income	$956,562	$1,019,677
Earnings per share	$0.32	$0.35

Diluted Earnings Per Share
Average common shares	2,946,456	2,933,721
Average dilutive common shares	289,503	297,884
Adjusted average common shares	3,235,959	3,231,605
Net income	$956,562	$1,019,677
Earnings per share	$0.30	$0.32

	Nine months ended September 30,
	2007	2006

Basic Earnings Per Share
Average common shares	2,941,007	2,930,898
Net income	$2,665,752	$2,831,536
Earnings per share	$0.91	$0.97

Diluted Earnings Per Share
Average common shares	2,941,007	2,930,898
Average dilutive common shares	300,430	307,003
Adjusted average common shares	3,241,437	3,237,901
Net income	$2,665,752	$2,831,536
Earnings per share	$0.82	$0.87

 Note 5 - Stock Based Compensation

             The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plan.  On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options resulted in a reduction of compensation expense by approximately $68,000 for the year ended December 31, 2006 and will result in a reduction of compensation expense by approximately $52,000, $4,000, and $4,000 for the years ended December 31, 2007, 2008, and  2009, respectively.

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

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 6.76% for 2007 and 2006, risk-free interest rate of 4.60% for 2007 and 4.02% for 2006, expected lives of the options is 10 years, and the assumed dividend rate was zero.

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  On July 2, 2007, we changed our name to Southern First Bancshares, Inc. and the bank's name to Southern First Bank, N.A., although we will continue to operate as Greenville First Bank in Greenville County.  Our primary reason for the name change was related to our expansion into the Columbia, SC market.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity, which has continued during the first nine months of 2007.

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

 Effect of Economic Trends

                 Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged, leading many economists to believe that the Federal Reserve was nearing the end of this cycle of rate increases.   Consequently, beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities have increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings have matured they have repriced at higher interest rates.  On September 18, 2007, the Federal Reserve reversed their position and lowered the short-term rates by 50 basis points, leading many economists to believe that the Federal Reserve may begin a cycle of  rate decreases. The results of the Federal Reserve's actions on September 18, 2007 resulted in a decline of rates on our variable rate loans, investments, deposits and borrowings.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Income Statement Review

 Summary

Three months ended September30, 2007 and 2006

                Our net income was $956,562 and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $63,115, or 6.2%.  The $63,115 decrease in net income resulted primarily from an increase of $931,160 in noninterest expenses and an additional $50,000 in the provision for loan losses, partially offset by increases of $729,417 in net interest income and $134,518 in noninterest income.   Our efficiency ratio increased due to higher operating costs related to additional infrastructure in Greenville County, our expansion into the Columbia, SC market, and a lower net margin.  Our efficiency ratio was 59.6% and 48.7% for the three months ended September 30, 2007 and 2006, respectively.  We believe that our efficiency ratio will improve in future periods as earning assets are anticipated to increase at a higher rate than noninterest expenses due to our recent investment in infrastructure.  However, we can give no assurances that we will be able to achieve this goal.

Nine months ended September 30, 2007 and 2006

                Our net income was $2.7 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $165,784, or 5.9%.  The decrease in net income resulted primarily from increases of $2.7 million in noninterest expenses and $90,000 in the provision for loan losses, partially offset by increases of $1.7 million in net interest income and $586,488 in noninterest income.  Our efficiency ratio was 60.8% and 49.1% for the nine months ended September 30, 2007 and 2006, respectively.  We believe that our efficiency ratio will improve in future periods as earning assets are anticipated to increase at a higher rate than noninterest expenses due to our recent investment in infrastructure.  However, we can give no assurances that we will be able to achieve this goal.

             Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2007, our average loan portfolio increased $76.4 million compared to the average for the nine months ended September 30, 2006.  The actual growth in the first nine months of 2007 was $81.0 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, we can give no assurances that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At September 30, 2007, net loans represented 77.9% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities rose during the past twelve months and we obtained additional deposits, we increased the size of the investment portfolio.  Consequently,  net loans as a percentage of total assets remained at 77.9%.  Our investment portfolio increased by $14.9 million from September 30, 2006 to September 30, 2007.  At September 30, 2007, investments and federal funds sold represented 17.4% of total assets.

The historically low interest rate environment that was experienced between January of 2000 and July of 2004, allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.

We opened two retail deposit offices in 2005.  During the third quarter of 2007, we converted our Columbia loan production office into a full service branch facility.  Our focus for these three locations is to obtain low cost transaction accounts.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  We anticipate opening two additional retail deposit offices during the first six months of 2008, one in the Columbia market and one in the Greenville market.  These offices will assist us in meeting the previously stated objectives.  We believe that this growth strategy will provide us with additional clients in our two market areas and will eventually provide a lower alternative cost of funding.   At September 30, 2007, retail deposits represented $269.6 million, or 43.9% of total assets, borrowings represented $156.9 million, or 25.5% of total assets, and wholesale out-of-market deposits represented $145.4 million, or 23.7% of total assets.

Our net interest income margin for the nine months ended September 30, 2007 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $48.7 million and $45.4 million for the nine months ended September 30, 2007 and 2006, respectively.

In addition to the growth in both assets and liabilities, and the ratio of interest-earning assets to interest-bearing liabilities, net interest income is also affected by the timing of the repricing of our assets and liabilities, and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Until September 18, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve prior to July 30, 2006 to raise short-term rates.   Our fixed rate loans are being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities are also higher than in the past.  Our net interest spread declined since more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended September 30, 2007.  Given the fact that the Federal Reserve increased short-term rates by 425 basis points between July 2004 and July 2006 and allowed rates to remain unchanged until September 18, 2007, we believed during most of 2006 and the first nine months of 2007 that short-term interest rates were at or near their peak.  Therefore, we chose to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve month period.  On September 18, 2007, the Federal Reserve decided to decrease the short-term rates by 50 basis points.  While the bank had more assets that repriced down on September 18, 2007, the amount of liabilities that will reprice over the next three months will "neutralize" the immediate downward negative impact and then we believe we will begin to have a positive impact on our net interest income for the nine months thereafter.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at September 30, 2007, 60% of our loans had fixed rates.  During 2006 and the first nine months of 2007, we have placed more emphasis on fixed rate loans.  During this period, our fixed rates loans as a percentage of total loans increased from 39% to 60%.  While our percentage of fixed rate loans has increased, our focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy has resulted in our ability to move from being asset sensitive to being liability sensitive.  We are currently positioned to benefit from lower market rates and to be negatively impacted by higher market rates.

At September 30, 2007, 89.0% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At September 30, 2007, we had $200.1 million more liabilities than assets that reprice within the next twelve months.  Based on a review of our deposit portfolio, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" tables shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended September 30, 2007 and 2006.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continued to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month and nine month periods ended September 30, 2007 and 2006, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$5,876	$77	5.20%	$7,482	$100	5.30%
Investment securities, taxable	76,749	1,072	5.54%	59,694	767	5.10%
Investment securities, nontaxable (2)	3,629	54	5.90%	-	-	-
Loans	473,027	9,096	7.63%	383,853	7,267	7.51%
Total interest-earning assets	559,281	10,299	7.31%	451,029	8,134	7.15%
Non-interest-earning assets	22,530			19,176
Total assets	$581,811			$470,205
Interest-bearing liabilities
NOW accounts	$34,108	145	1.69%	$30,821	145	1.87%
Savings & money market	89,159	807	3.59%	93,989	828	3.50%
Time deposits	235,017	3,063	5.17%	169,864	2,096	4.90%
Total interest-bearing deposits	358,284	4,015	4.45%	294,674	3,069	4.13%
FHLB advances	134,043	1,556	4.61%	92,853	1,036	4.43%
Other borrowings	15,869	287	7.18%	19,107	336	6.98%
Total interest-bearing liabilities	508,196	5,858	4.57%	406,634	4,441	4.33%
Non-interest-bearing deposits	31,632			26,958
Non-interest-bearing liabilities	5,436			3,584
Shareholders' equity	36,547			33,029
Total liabilities and shareholders' equity	$581,811			$470,205
Net interest spread			2.74%			2.82%
Net interest income (tax equivalent) / margin		$4,441	3.15%		$3,693	3.25%
Less: tax-equivalent adjustment (2)		18			-
Net interest income		$4,423			$3,693

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread, on a tax-equivalent basis, was 2.74% for the three months ended September 30, 2007 compared to 2.82% for the three months ended September 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 8 basis point reduction in our net interest spread resulted primarily from the lower spread on the $108.3 million growth in average earning assets in the third quarter of 2007 compared to the same period in 2006.  The additional earning assets and liabilities yielded a lower than historical net spread of 2.15%, accounting for a 14 basis point reduction in the net interest spread.  The 14 basis point decline was partially offset by a 6 basis point increase related to the remaining assets repricing at a higher rate then the related liabilities.

During 2006 and the first nine months of 2007, management determined that the bank had excess capital.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.  Accordingly, $19.1 million or 17.6% of the total growth in earning assets occurred in investments and federal funds, yielding a combined weighted rate of 5.40% for the third quarter of 2007.  The remaining growth in earning assets of $89.2 million, or 82.4% of the total growth, occurred in loans which yielded a weighted rate of 7.63% in the third quarter of 2007.  This combination of investments, federal funds, and loans yielded a weighted rate of 7.24%.

The growth of $108.3 million in earning assets was funded primarily with $38.0 million in borrowings with a weighted rate of 4.88% and $65.1 million in certificates of deposit with a weighted rate of 5.17%.  Since the total growth in earning assets was funded with higher borrowing and certificate of deposit rates, the combined funding cost was 5.09%.

Although, substantially all of the variable rate assets and the short-term and variable rate liabilities have repriced to market rates, our net interest spread may continue to decline in future periods, should a substantial portion of growth in earning assets continue to be funded with higher rate borrowings and certificates of deposit.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2007 was 3.15% compared to 3.25% for the three months ended September 30, 2006.  During the three months ended September 30, 2007, interest-earning assets exceeded interest-bearing liabilities by $51.1 million compared to $44.4 million for the three month period ended September 30, 2006.  The primary reasons for the $6.7 million increase in interest-earnings assets exceeding interest- bearing liabilities relates to the $2.4 million proceeds from the sale of real estate and the earnings accumulated between the second and third quarters of 2007.

Our loan yield increased 12 basis points for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of loans maturing or being renewed at market rates higher than their original rates and the impact of higher market rates on our variable rate loans which represent approximately 40% of the loan portfolio at September 30, 2007.  Offsetting the increase in our loan yield was a 32 basis point increase in the cost of our interest-bearing deposits for the third quarter of 2007 compared to the same period in 2006.  The increase in the rate on interest-bearing deposits is due to the renewal rates on time deposits also being much higher than those in the past combined with our lower costing transaction accounts which now represent a smaller percentage of our total interest-bearing deposits.  The cost of our FHLB advances increased 18 basis points while other borrowings increased 20 basis points.  As of September 30, 2007, approximately 49% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.4 million and $3.7 million for the three months ended September 30, 2007 and 2006, respectively.  The increase in the third quarter of 2007 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $108.3 million higher during the three months ended September 30, 2007 compared to the same period in 2006.  During the same period, average interest-bearing liabilities increased $101.6 million.  The higher average balances resulted in $1.2 million additional net interest income for the three months ended September 30, 2007, while lower spreads on the average balances reduced net interest income by $406,000.

Interest income for the three months ended September 30, 2007 was $10.3 million, consisting of $9.1 million on loans, $1.1 million on investments, and $77,278 on federal funds sold.  Interest income for the three months ended September 30, 2006 was $8.1 million, consisting of $7.3 million on loans, $766,990 on investments, and $100,211 on federal funds sold.  Interest on loans for the three months ended September 30, 2007 and 2006 represented 88.5% and 89.3%, respectively, of total interest income, while income from investments and federal funds sold represented only 11.5% and 10.7%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 84.6% and 85.1% of average interest-earning assets for the three months ended September 30, 2007 and 2006, respectively.  Included in interest income on loans for the three months ended September 30, 2007 and 2006 was $178,810 and $124,731, respectively, which related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2007 was $5.9 million, consisting of $4.0 million related to deposits and $1.8 million related to FHLB advances and other borrowings.  Interest expense for the three months ended September 30, 2006 was $4.4 million, consisting of $3.1 million related to deposits and $1.4 million related to FHLB advances and other borrowings.  Interest expense on deposits for the three months ended September 30, 2007 and 2006 represented 68.5% and 69.1%, respectively, of total interest expense, while interest expense on FHLB advances and other borrowings represented 31.5% and 30.9%, respectively, of total interest expense for the same three month periods.  For the three months ended September 30, 2007, average interest-bearing deposits increased by $63.6 million over the same period in 2006, while FHLB advances increased $41.2 million and other borrowings decreased $3.2 million during the three months ended September 30, 2007 over the same period in 2006.  Both the short-term borrowings from the FHLB advances and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended September 30,
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$11,224	$441	5.25%	$4,988	$192	5.15%
Investment securities, taxable	76,395	3,119	5.46%	49,565	1,856	5.01%
Investment securities, nontaxable (2)	3,899	161	5.53%	-	-	-
Loans	445,912	25,315	7.59%	369,556	20,210	7.31%
Total interest earning assets	537,430	29,036	7.22%	424,109	22,258	7.02%
Non-interest earning assets	23,049			15,086
Total assets	$560,479			$439,195
Interest bearing liabilities
NOW accounts	$34,253	431	1.68%	$36,279	502	1.85%
Savings & money market	86,749	2,307	3.56%	77,639	1,964	3.38%
Time deposits	227,274	8,795	5.17%	152,855	5,231	4.58%
Total interest-bearing deposits	348,276	11,533	4.43%	266,773	7,697	3.86%
FHLB advances	124,914	4,288	4.59%	85,937	2,747	4.27%
Other borrowings	15,551	806	6.93%	26,041	1,198	6.15%
Total interest bearing liabilities	488,741	16,627	4.55%	378,751	11,642	4.11%
Non-interest bearing deposits	31,023			24,550
Non-interest bearing liabilities	4,721			3,773
Shareholders' equity	35,994			32,121
Total liabilities and shareholders' equity	$560,479			$439,195
Net interest spread			2.67%			2.91%
Net interest income (tax equivalent) / margin		$12,409	3.09%		$10,616	3.35%
Less: tax-equivalent adjustment (2)		52
Net interest income / margin		$12,357			$10,616

(1) Annualized for the nine month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread was 2.67% for the nine months ended September 30, 2007, compared to 2.91% for the nine months ended September 30, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 24 basis point reduction in our net interest spread resulted primarily from the lower spreads on our $113.3 million growth in average earning assets in the first nine months of 2007 compared to the same period in 2006.  The additional earning assets and liabilities yielded a lower than historical net spread of 1.97%, which caused the overall net interest spread to decline by 23 basis points.  The remaining one basis point reduction in net interest spread resulted from the impact of liabilities repricing over a longer period than the related assets that repriced.  Therefore, once short-term market rates stopped increasing, certain short-term liabilities such as one year certificates of deposit continued to slowly reprice to the current market rates as they matured.  Management believes that substantially all of our variable rate assets and short-term liabilities have been repriced to current market rates as of September 30, 2007.

During 2006 and the first nine months of 2007, management determined that the bank had excess capital.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.  Accordingly, $37.0 million or 32.6% of the total growth in earning assets occurred in investments and federal funds, yielding a combined weighted rate of 5.44% for the first nine months of 2007.  The remaining growth in earning assets of $76.4 million, or 67.4% of the total growth, occurred in loans which yielded a weighted rate of 7.59% in the first nine months of 2007.  This combination of investments, federal funds, and loans yielded a weighted rate of 6.89%.

The growth of $113.3 million in earning assets was funded primarily with $28.5 million in borrowings with a weighted rate of 4.85% and $74.4 million in certificates of deposit with a weighted rate of 5.17% for the nine months ended September 30, 2007.  Since the total growth in earning assets was funded with higher borrowing and certificate of deposit rates, the combined funding cost was 4.92%.

Although, substantially all of the variable rate assets and the short-term and variable rate liabilities have repriced to market rates, our net interest spread may continue to decline in future periods, should a substantial portion of growth in earning assets continue to be funded with higher rate borrowings and certificates of deposit.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2007 was 3.09%, compared to 3.35% for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, interest-earning assets averaged $537.4 million, compared to $424.1 million in the nine months ended September 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $48.7 million and $45.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Our loan yield increased 28 basis points for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  This increase is as a result of loans maturing or being renewed at rates higher than their original rates as well as the impact of higher market rates on our variable rate loans which represent approximately 40% of the loan portfolio at September 30, 2007.  Offsetting the increase in our loan yield is a 57 basis point increase in the cost of our interest-bearing deposits for the first nine months of 2007 compared to the same period in 2006.  The increase in the rate on our time deposits is also due to the renewal rates on time deposits being much higher than those in the past.   In addition, the cost of our savings and money market accounts has increased by 18 basis points as we have increased the rates we offer on these products to stay competitive in response to the increase in short-term market rates.  The 32 basis point increase in FHLB advances and the 78 basis point increase in other borrowed funds in the first nine months of 2007 compared to the same period in 2006 resulted primarily from the repricing of matured FHLB advances to higher market rates and carrying a lower balance of other borrowings at higher rates.  As of September 30, 2007, approximately 49% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $12.4 million and $10.6 million for the nine months ended September 30, 2007 and 2006, respectively.  Of the $1.8 million increase in net interest income, approximately $2.5 million related to the impact of higher average earning assets and interest-bearing liabilities in the nine months ended September 30, 2007 compared to the same period in 2006, while lower spreads on the average balances reduced net interest income by $573,000.

Average earning assets were $113.3 million higher during the nine months ended September 30, 2007 compared to the same period in 2006, and average interest-bearing liabilities increased by $110.0 million during the same period, while lower spreads on the average balances reduced net interest income by $573,000.

Interest income for the nine months ended September 30, 2007 was $29.0 million, consisting of $25.3 million on loans, $3.2 million on investments, and $441,126 on federal funds sold.  Interest income for the nine months ended September 30, 2006 was $22.3 million, consisting of $20.2 million on loans, $1.9 million on investments, and $192,007 on federal funds sold.  Interest on loans for the nine months ended September 30, 2007 and 2006 represented 87.3% and 90.8%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.7% and 9.2% of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.0% and 87.1% of average interest-earning assets for the nine months ended September 30, 2007 and 2006, respectively.  Included in interest income on loans for the nine months ended September 30, 2007 and 2006, was $524,720 and $402,167, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the nine months ended September 30, 2007 was $16.6 million, consisting of $11.5 million related to deposits and $5.1 million related to borrowings.  Interest expense for the nine months ended September 30, 2006 was $11.6 million, consisting of $7.7 million related to deposits and $3.9 million related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2007 and 2006 represented 69.4% and 66.1%, respectively, of total interest expense, while interest expense on borrowings represented 30.6% and 33.9%, respectively, of total interest expense for the same periods.  During the nine months ended September 30, 2007, average interest-bearing deposits increased by $81.5 million, while FHLB and other borrowings increased $28.5 million compared to the same period in 2006.  During the nine months ended September 30, 2007, we pledged additional collateral to the FHLB, allowing us to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2007 vs. 2006				September 30, 2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,688	$114	$27	$1,829	$1,086	$776	$170	$2,032
Investment securities	266	69	24	359	252	62	37	351
Federal funds sold	(21)	(2)	-	(23)	41	13	28	82
Total interest income	1,933	181	51	2,165	1,379	851	235	2,465

Interest expense
Deposits	350	535	61	946	629	581	229	1,439
FHLB advances	460	42	19	521	159	163	38	360
Other borrowings	(57)	10	(2)	(49)	(46)	149	(26)	77
Total interest expense	753	587	78	1,418	742	893	241	1,876

Net interest income	$1,180	$(406)	$(27)	$747	$637	$(42)	$(6)	$589

	Nine Months Ended
	September 30, 2007 vs. 2006				September 30, 2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$4,176	$770	$159	$5,105	$3,042	$2,455	$536	$6,033
Investment securities	1,151	169	105	1,425	406	150	49	605
Federal funds sold	240	4	5	249	62	36	42	140
Total interest income	5,567	943	269	6,779	3,510	2,641	627	6,778

Interest expense
Deposits	2,324	1,161	351	3,836	1,378	1,568	514	3,460
FHLB advances	1,246	203	92	1,541	310	526	89	925
Other borrowings	(483)	152	(61)	(392)	50	405	29	484
Total interest expense	3,087	1516	382	4,985	1,738	2,499	632	4,869

Net interest income	$2,480	$(573)	$(113)	$1,794	$1,772	$142	$(5)	$1,909

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

Three and nine months ended September 30, 2007 and 2006

For the three months ended September 30, 2007 and 2006, we incurred a noncash expense related to the provision for loan losses of $450,000 and $400,000, respectively, bringing the allowance for loan losses to $5.4 million and $4.6 million, respectively.  The allowance represented 1.13% of gross loans at September 30, 2007 and 1.18% of gross loans at September 30, 2006.  During the three months ended September 30, 2007, we charged-off $296,994 of loans and recorded $817 of recoveries on loans previously charged-off.  During the three months ended September 30, 2006, we charged off $49,472 of loans and recorded $36,197 of recoveries on loans previously charged-off.  The $296,177 and $13,275 net charge-offs during the third quarters of 2007 and 2006, respectively, represented an annualized rate of .25% and less than one basis point of the average outstanding loan portfolio for the three months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, we incurred a noncash expense related to the provision for loan losses of $1.3 million, bringing the allowance for loan losses to $5.4 million, or 1.13% of gross loans, as of September 30, 2007.  The $1.3 million provision for the nine months ended September 30, 2007 related primarily to the level of charge-offs that occurred during this period.   During the nine month period ended September 30, 2007, we charged-off $823,199 in loans and recorded $31,380 of recoveries on loans previously charged-off.  In contrast, for the nine months ended September 30, 2006, we added $1.2 million to the provision for loan losses, resulting in an allowance of $4.6 million at September 30, 2006. During the nine months ended September 30, 2006, we charged-off $1.2 million of loans and recorded $119,152 of recoveries on loans previously charged-off.

At September 30, 2007, the allowance for loan losses represented 1.8 times the amount of non-performing loans.  As a result of this level of coverage on non-performing loans and our internal loan calculation, we determined that the provisions of $450,000 and $1.3 million for the three and nine months ended September 30, 2007 were adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Loan fee income	$45,364	$29,683	$120,589	$89,145
Service fees on deposit accounts	111,345	66,772	293,334	195,031
Income from bank owned life insurance	96,000	55,000	278,383	55,000
Real estate owned activity	(70,129)	(88,903)	109,126	(103,392)
Other income	64,865	50,375	187,556	166,716
Total noninterest income	$247,445	$112,927	$988,988	$402,500

Three months ended September 30, 2007 and 2006

                 Noninterest income in the three month period ended September 30, 2007 was $247,445, an increase of 119.1% over noninterest income of $112,927 in the same period of 2006.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $45,364 and $29,683 for the three months ended September 30, 2007 and 2006, respectively.  The $15,681 increase for the three months ended September 30, 2007 compared to the same period in 2006 related primarily to a $1,700 increase in mortgage origination fees, an $8,305 increase in late charge fees, and a $5,676 increase in fees received from the issuance of letters of credit.  Mortgage origination fees were $1,700 and $0 for the three months ended September 30, 2007 and 2006, respectively, while late charge fees were $30,524 and $22,218 for the third quarter of 2007 and 2006, respectively.  Income related to amortization of fees on letters of credit was $13,141 and $7,465 for the three months ended September 30, 2007 and 2006, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.   Deposit fees were $111,345 and $66,772 for the three months ended September 30, 2007 and 2006, respectively.  The $44,573 increase is primarily related to a $40,219 increase in NSF fees and a $5,527 increase in overdraft fees, partially offset by a $1,173 decrease in other deposit related fees.  NSF fee income was $79,621 and $39,402 for the three months ended September 30, 2007 and 2006, respectively, representing 71.5% of total service fees on deposits in the 2007 period compared to 59.0% of total service fees on deposits in the 2006 period.  The significant increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees from our clients.  Overdraft fees were $9,709 and $4,182 for the three months ended September 30, 2007 and 2006, respectively, while other deposit related fees were $22,015 and $23,188 for the three month periods ended September 30, 2007 and 2006, respectively.

We held $8.8 million of bank owned life insurance at the end of the third quarter of 2007.  Income derived from this life insurance was $96,000 for the three months ended September 30, 2007 compared to $55,000 in the three months ended September 30, 2006.  The substantial portion of our bank owned life insurance was purchased during the third quarter of 2006.

               Included in real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.   Expenses on real estate owned exceeded income derived from real estate owned by $70,129 and $88,903 for the three months ended September 30, 2007 and 2006, respectively.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, wire transfers and courier fee income.  Other income was $64,865 and $50,375 for the three months ended September 30, 2007 and 2006, respectively.  The $14,490 increase relates primarily to a $10,974 increase in debit card transaction fees and a $3,425 increase in courier fee income.  Debit card transaction fees were $47,635 and $36,661 for the three months ended September 30, 2007 and 2006, respectively, and represented 73.4% and 72.8% of total other income for the third quarters of 2007 and 2006, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $19,669 and $21,387 for the three months ended September 30, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended September 30, 2007 and 2006 was $27,966 and $15,274, respectively.  Wire transfer fees were $7,264 and $7,621 for the three months ended September 30, 2007 and 2006, respectively.  Courier fee income was $5,652 and $2,227 for the quarters ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 and 2006

Noninterest income in the nine month period ended September 30, 2007 was $988,988, an increase of 145.7% over noninterest income of $402,500 in the same period of 2006.  The $586,488 increase in noninterest income is related to increases of $31,444 in loan fee income, $98,303 in service fees on deposit accounts, $223,383 in income from bank owned life insurance, $212,518 in real estate owned activity, and $20,840 in other income.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $120,589 and $89,145 for the nine months ended September 30, 2007 and 2006, respectively.  The $31,444 increase for the nine months ended September 30, 2007 compared to the same period in 2006 related primarily to increases of $14,676 in mortgage origination fees, $14,269 in late charge fees, and $2,500 in fees received from the issuance of letters of credit.  Mortgage origination fees were $17,561 and $2,885 for the nine months ended September 30, 2007 and 2006, respectively, while income related to amortization of fees on letters of credit was $26,618 and $24,118 for the first nine months of 2007 and 2006, respectively.  Late charge fees were $76,411 and $62,142 for the nine months ended September 30, 2007 and 2006, respectively.

Service fees on deposits were $293,334 and $195,031 for the nine months ended September 30, 2007 and 2006, respectively.  While the number of client accounts continues to grow, the $98,303 increase is primarily related to the amount of NSF fees collected in the first nine months of 2007 compared to the same period in 2006.  NSF income increased $92,602 to $203,095 for the nine months ended September 30, 2007 from $110,493 for the same period in 2006, representing 69.2% of total service fees on deposits in the 2007 period compared to 56.7% of total service fees on deposits in the 2006 period.  The increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees from our clients.  In addition, overdraft fees increased $15,630 during the nine months ended September 30, 2007 to $21,712 from $6,082 for the same period in 2006.  Partially offsetting the increase in NSF fees collected and overdraft fees was an $8,646 decrease in service charges on deposit accounts which were $57,768 for the nine months ended September 30, 2007 compared to $66,414 for the same period in 2006

We held $8.8 million of bank owned life insurance at the end of the third quarter of 2007.  Income derived from this life insurance was $278,383 for the nine months ended September 30, 2007 compared to $55,000 in the nine months ended September 30, 2006.  The substantial portion of our bank owned life insurance was purchased during the third quarter of 2006.

                Other real estate owned activity includes income and expenses from property held for sale and other real estate we own.  In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building, and accordingly, reclassified the building from property and equipment to property held for sale.  As a result, we recorded a pre-tax gain of $375,000 which is included in other real estate owned activity.  In addition, we leased a portion of the building and began to collect monthly rent of $18,517 in March 2007.  The building was sold during April 2007, and we recorded a subsequent write-down of $55,709 during the three months ended June 30, 2007 to account for additional selling costs.  Also included in real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.  Our cost of owning the real estate exceeded income derived from the property by $247,199 and $103,392 for the nine months ended September 30, 2007and 2006, respectively.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $187,556 and $166,716 for the nine months ended September 30, 2007 and 2006, respectively.  The $20,840 increase relates primarily to a $23,317 increase in debit card transaction fees, a $5,095 increase in wire transfer fees, and a $10,316 increase in other fee income, partially offset by a $17,889 decrease in gain on the sale of fixed assets.  Debit card transaction fees were $130,092 and $106,775 for the nine months ended September 30, 2007 and 2006, respectively and represented 69.4% and 64.0% of total other income for the first nine months of 2007 and 2006, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $54,650 and $60,199 for the nine months ended September 30, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the nine months ended September 30, 2007 and 2006 was $75,442 and $46,576, respectively.  Wire transfer fees were $24,265 and $19,170 for the nine months ended September 30, 2007 and 2006, respectively.

Noninterest expenses

    The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Compensation and benefits	$1,547,014	$1,085,922	$4,479,330	$3,176,784
Professional fees	130,621	126,386	415,659	308,250
Marketing	139,018	108,067	387,392	350,192
Insurance	116,349	48,068	328,119	135,776
Occupancy	336,572	161,981	1,080,548	495,587
Data processing and related costs	310,319	225,558	865,015	622,147
Telephone	28,977	20,540	96,833	59,818
Other	176,466	77,654	459,217	264,564
Total noninterest expense	$2,785,336	$1,854,176	$8,112,113	$5,413,118

Three months ended September30, 2007 and 2006

We incurred noninterest expenses of $2.8 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006.  Average interest-earning assets increased 24.0% during this period, while general and administrative expense increased 50.2% due to the additional costs associated with our new main office and headquarters building, market expansion into Columbia, SC, and additional deposit insurance costs.

For the three months ended September 30, 2007, compensation and benefits, occupancy, and data processing and related costs represented 78.8% of the total noninterest expense compared to 79.5% for the same period in 2006.

Nine months ended September 30, 2007 and 2006

We incurred noninterest expenses of $8.1 million for the nine months ended September 30, 2007 compared to $5.4 million for the nine months ended September 30, 2006.  Average interest-earning assets increased 26.7% during this period, while general and administrative expense increased 50.0%.

For the nine months ended September 30, 2007 compensation and benefits, occupancy, and data processing and related costs represented 79.2% of the total noninterest expense compared to 79.3% for the same period in 2006.

The following table sets forth information related to our compensation and benefits.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Base compensation	$1,054,630	$758,877	$3,023,312	$2,237,124
Incentive compensation	276,000	189,000	759,000	512,000
Total compensation	1,330,630	947,877	3,782,312	2,749,124
Benefits	254,354	170,055	812,960	534,140
Capitalized loan origination costs	(37,970)	(32,010)	(115,940)	(106,480)
Total compensation and benefits	$1,547,014	$1,085,922	$4,479,330	$3,176,784

Three months ended September 30, 2007 and 2006

Compensation and benefits expense was $1.5 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.   Compensation and benefits represented 55.5% and 58.6% of our total noninterest expense for the three months ended September 30, 2007 and 2006, respectively.  The $461,092 increase in compensation and benefits in the third quarter of 2007 compared to the same period in 2006 resulted from increases of $295,753 in base compensation,  $87,000 in additional incentive compensation, and $84,299 higher benefits expense.  These amounts were partly offset by an increase of $5,960 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $295,753 increase in base compensation expense related to the cost of twenty-one additional employees as well as annual salary increases.  Seven of the new employees relate to the management and staff that we hired to support our expansion into the Columbia, SC market.  The remaining fourteen employees were hired primarily to support the growth in both loans and deposit operations.   Incentive compensation represented 17.8% and 17.4 % of total compensation and benefits for the three months ended September 30, 2007 and 2006, respectively.  The incentive compensation expense recorded for the third quarters of 2007 and 2006 represented an accrual of the estimated incentive compensation earned during the third quarter of the respective year.  Benefits expense increased $84,299 in the third quarter of 2007 compared to the same period in 2006.  Benefits expense represented 19.1% and 17.9% of the total compensation for the three months ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 and 2006

Compensation and benefits expense was $4.5 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively.   Compensation and benefits represented 55.2% and 58.7% of our total noninterest expense for the nine months ended September 30, 2007 and 2006, respectively.  The $1.3 million increase in compensation and benefits in the first nine months of 2007 compared to the same period in 2006 resulted from increases of $786,188 in base compensation,  $247,000 in additional incentive compensation, and $278,820 higher benefits expense.  These amounts were partly offset by an increase of $9,460 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $786,188 increase in base compensation expense related to the cost of twenty-one additional employees as well as annual salary increases. Seven of the new employees relate to the management and staff that we hired to support our expansion into the Columbia, SC market.  The remaining fourteen employees were hired to support the growth in both loans and deposits.  Incentive compensation represented 16.9% and 16.1 % of total compensation and benefits for the nine months ended September 30, 2007 and 2006, respectively.  The incentive compensation expense recorded for the first nine months of 2007 and 2006 represented an accrual of the estimated incentive compensation earned during the first nine months of the respective year.  Benefits expense increased $278,820 in the first nine months of 2007 compared to the same period in 2006.  Benefits expense represented 21.5% and 19.4% of the total compensation for the nine months ended September 30, 2007 and 2006, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Data processing costs	$226,854	$150,661	$622,798	$409,945
Debit card transaction expense	19,669	21,387	54,650	60,199
Courier expense	29,499	23,080	83,251	68,246
Other expenses	34,297	30,430	104,316	83,757
Total data processing and related costs	$310,319	$225,558	$865,015	$622,147

Data processing and related costs were $310,319 and $225,558, an increase of $84,761 for the three months ended September 30, 2007 and 2006, respectively.   During the first nine months of 2007 and the same period of 2006, our data processing and related costs were $865,015 and $622,147, respectively, an increase of $242,868.

During the three months ended September 30, 2007, our data processing costs for our core processing system were $226,854 compared to $150,661 for the three months ended September 30, 2006.   We have contracted with an outside computer service company to provide our core data processing services.  During the nine months ended September 30, 2007 and 2006, data processing costs were $622,798 and $409,945, respectively.

Data processing costs increased $84,761, or 37.6%, for the three months ended September 30, 2007 compared to the same period in 2006.  For the nine months ended September 30, 2007, data processing costs increased $242,868, or 39.0%, compared to the same period in 2006.  The increases in costs were caused by the higher number of loan and deposit accounts as well as the addition of the new Columbia office.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $19,669 and $21,387 for the three months ended September 30, 2007 and 2006, respectively.  During the first nine months of 2007 and 2006, debit card transaction expense was $54,650 and $60,199, respectively.

Occupancy expense represented 12.1% and 8.7% of total noninterest expense for the three months ended September 30, 2007 and 2006, respectively.  Occupancy expense for the three months ended September 30, 2007 and 2006 was $336,572 and $161,981, respectively, an increase of $174,591.  The increase is primarily due to the increased costs of depreciation and rent expense associated with our new main office and headquarters building.  For the nine months ended September 30, 2007, occupancy expense increased $584,961 to $1.1 million from $495,587 for the same period ended September 30, 2006.  Occupancy expense represented 13.3% and 9.2% of total noninterest expense for the first nine months of 2007 and 2006, respectively.

The remaining $202,279 increase in noninterest expense for the three month period ended September 30, 2007 compared to the same period in 2006 resulted primarily from increases of $4,235 in professional fees, $30,951 in marketing expenses, $68,281 in insurance, and $98,812 in other noninterest expenses.  The increase in professional fees relates primarily to additional legal and accounting fees related to SEC reporting requirements, the name change of our company, as well as the overall growth of our company, while the increased marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market.  The $68,281 increase in insurance costs is due primarily to additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in 2007.  In addition, the increase in other noninterest expenses for the three month period ended September 30, 2007 relates primarily to increased costs of postage and office supplies, collection expenses, deposit account losses, and printing costs related to the name change.

For the nine month period ended September 30, 2007, remaining noninterest expenses increased $568,620 from the same period in 2006.  Of this amount, professional fees represented $107,409 of the increase, marketing expenses represented $37,200 of the increase, $192,343 was related to insurance, $37,015 related to telephone expenses and other expenses represented $194,653 of the increase.  The increase in professional fees relates primarily to additional legal and accounting fees related to SEC reporting requirements, the name change of our company, as well as the overall growth of our company, while the additional marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market.  The $192,343 increase in insurance costs is primarily due to the additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in 2007.  In addition, a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, collection expenses, deposit account losses, and printing costs related to the name change.

Income tax expense was $478,384 for the three months ended September 30, 2007 compared to $532,494 during the same period in 2006.   For the nine months ended September 30, 2007, income tax expense was $1.3 million compared to $1.6 million for the same period in 2006.  Our effective tax rate was 33.3% and 34.3%, respectively, for the three month periods ended September 30, 2007 and 2006, respectively, and 32.4% and 35.7% for the nine month periods ended September 30, 2007 and 2006, respectively.  The decrease in the effective tax rate for the 2007 periods compared to 2006 results primarily from the tax exempt income on bank owned life insurance which we purchased in the third quarter of 2006.

Balance Sheet Review

General

At September 30, 2007, we had total assets of $614.3 million, consisting principally of $478.3 million in loans, $88.7 million in investments, $18.3 million in federal funds sold, and $9.2 million in cash and due from banks.  Our liabilities at September 30, 2007 totaled $577.2 million, which consisted principally of $415.1 million in deposits, $133.5 million in FHLB advances, $10.0 million in repurchase agreements, and $13.4 million in junior subordinated debentures.  At September 30, 2007, our shareholders' equity was $37.1 million.

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

Federal Funds Sold

At September 30, 2007, our federal funds sold were $18.3 million, or 3.0% of total assets.  At December 31, 2006, our $7.5 million in federal funds sold on an overnight basis comprised 1.5% of total assets.

Investments

            Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at September 30, 2007.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

			(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$1,999	5.06%	$10,992	5.71%	$-	-	$12,991	5.61%
State and political subdivisions	-	-	-	-	3,611	3.79%	3,611	3.79%
Mortgage-backed securities	-	-	3,740	5.32%	44,882	5.69%	48,622	5.55%
Total	$1,999	5.06%	$14,732	5.61%	$48,493	5.56%	$65,224	5.55%

Held to Maturity
Mortgage-backed securities	$-	-	$358	3.93%	$14,841	4.55%	$15,199	4.53%

             At September 30, 2007, our investments included securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $14.7 million, and $38.4 million, respectively.

             The amortized costs and the fair value of our investments at September 30, 2007 and December 31, 2006 are shown in the following table.

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$12,989	$12,991	$1,996	$1,989
State and political subdivisions	3,793	3,611	3,795	3,782
Mortgage-backed securities	48,829	48,622	44,478	44,429
Total	$65,611	$65,224	$50,269	$50,200

Held to Maturity
Mortgage-backed securities	$15,199	$14,686	$17,045	$16,577

              Other investments totaled $8.3 million at September 30, 2007 and consisted of Federal Reserve Bank stock with a cost of $968,700, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.9 million.

At September 30, 2007, we had $88.7 million in our investment securities portfolio which represented approximately 14.4% of our total assets.  We held U.S. Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $79.9 million and an amortized cost of $80.8 million for an unrealized loss of $900,876.  We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2006, we had $74.3 million in our investment securities portfolio, which represented approximately 14.6% of our total assets.  We held U.S. Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $66.8 million and an amortized cost of $67.3 million for an unrealized loss of $537,138.  Prior to 2006, as a result of the strong growth in our loan portfolio and the historically low fixed rates that were available, we had maintained a lower than normal level of investments.  However, during 2006, as rates on investment securities have risen and we have attracted a material amount of additional deposits, we increased the size of our investment portfolio.

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

Loans

               Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2007 and 2006, average loans were $445.9 million and $369.6 million, respectively.  Before the allowance for loan losses, total loans outstanding at September 30, 2007 were $483.7 million.  Average loans for the year ended December 31, 2006 were $375.4 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2006 were $402.2 million.

The principal component of our loan portfolio is loans secured by real estate mortgages.    Most of our real estate loans are secured by residential or commercial property.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified real estate loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the composition of our loan portfolio at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate:	(Dollars in thousands)
Commercial:
Owner occupied	$105,040	21.7%	$77,668	19.3%
Non-owner occupied	140,657	29.1%	126,008	31.3%
Construction	37,006	7.7%	20,466	5.1%
Total commercial real estate	282,703	58.5%	224,142	55.7%
Consumer:
Residential	57,582	11.9%	59,187	14.7%
Home equity	41,743	8.6%	35,986	9.0%
Construction	10,651	2.2%	8,259	2.0%
Total consumer real estate	109,976	22.7%	103,432	25.7%
Total real estate	392,679	81.2%	327,574	81.4%
Commercial business	82,780	17.1%	65,891	16.4%
Consumer-other	9,139	1.9%	9,524	2.4%
Deferred origination fees, net	(899)	(0.2)%	(806)	(0.2)%
Total gross loans, net of
deferred fees	483,699	100.0%	402,183	100.0%
Less-allowance for loan losses	(5,447)		(4,949)
Total loans, net	$478,250		$397,234

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2007.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate - mortgage	$74,682	$232,343	$37,997	$345,022
Real estate - construction	19,414	20,422	7,821	47,657
Total real estate	94,096	252,765	45,818	392,679

Commercial business	49,141	33,449	190	82,780
Consumer-other	5,150	3,616	373	9,139
Deferred origination fees, net	(272)	(526)	(101)	(899)
Total gross loans, net of deferred fees	$148,115	$289,304	$46,280	$483,699

Loans maturing after one year with:
Fixed interest rates				$201,887
Floating interest rates				$133,697

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one but within five years
	One year or less		After five years
				Total
	(Dollars in thousands)

Real estate - mortgage	$59,676	$195,649	$43,524	$298,849
Real estate - construction	18,630	9,685	410	28,725
Total real estate	78,306	205,334	43,934	327,574

Commercial business	40,143	24,891	857	65,891
Consumer - other	4,299	4,818	407	9,524
Deferred origination fees, net	(267)	(454)	(85)	(806)
Total gross loans, net of deferred fees	$122,481	$234,589	$45,113	$402,183

Loans maturing after one year with:
Fixed interest rates				$143,291
Floating interest rates				$136,411

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay the loan, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2007 and 2006:

	September 30,
	2007	2006
	(Dollars in thousands)

Balance, beginning of period	$4,949	$4,490

Loans charged-off	(823)	(1,189)

Recoveries of loans previously charged-off	31	119

Net loans (charged-off) recovery	$(792)	$(1,070)

Provision for loan losses	1,290	1,200

Balance, end of period	$5,447	$4,620

Allowance for loan losses to gross loans	1.13%	1.18%

Net charge-offs to average loans	0.24%	0.39%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of total assets, and the related percentage of allowance for loan losses for the nine months ended September 3 0, 2007 and the year ended December 31, 2006.  All loans over 90 days past due are on and included in loans on nonaccrual.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)

Loans over 90 days past due	$2,954	$945

Loans on nonaccrual:
Mortgage	2,905	1,424
Commercial	-	32
Consumer	49	33
Total nonaccrual loans	2,954	1,489

Troubled debt restructuring	-	-

Total of nonperforming loans	2,954	1,489

Other nonperforming assets	364	1,012

Total nonperforming assets	$3,318	$2,501

Percentage of total assets	0.54%	0.49%

Percentage of nonperforming loans
and assets to gross loans	0.69%	0.62%

             The allowance for loan losses was $5.4 million and $4.9 million at September 30, 2007 and December 31, 2006, respectively or 1.13% and 1.23% of outstanding loans, respectively.  During the year ended December 31, 2006, we had net charged-off loans of $1.2 million.  During the nine months ended September 30, 2007 and 2006, we had net charge-offs of $791,819 and $1.1 million, respectively.

At September 30, 2007 and December 31, 2006, nonperforming assets represented 0.54% and 0.49% of total assets, respectively.  At September 30, 2007 and December 31, 2006, we had $3.0 million and $1.5 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

The increase in nonperforming loans at September 30, 2007 compared to December 31, 2006 is represented primarily by one commercial real estate loan with a carrying value of $2.7 million.  We incurred losses of $675,000 on this loan during the first nine months of 2007, which represented 82.0% of total charge-offs year-to-date.

The amount of foregone interest income on the nonaccrual loans in the first nine months of 2007 was approximately $122,000.   The amount of interest income recorded in the first nine months of 2007 for loans that were on nonaccrual at September 30, 2007 was approximately $148,000.

At September 30, 2007, impaired loans amounted to approximately $549,000 for which a $277,000 reserve was allocated in the allowance.

Deposits and Other Interest-Bearing Liabilities

            Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $145.4 million, or 23.7% of total assets, at September 30, 2007 and $91.3 million, or 17.9% of total assets, at December 31, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 115% at both September 30, 2007 and December 31, 2006.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2007 and 2006.

	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$31,023	- %	$24,550	- %
Interest bearing demand deposits	34,327	1.68%	36,279	1.85%
Money market accounts	84,014	3.59%	76,292	3.43%
Savings accounts	1,509	0.68%	1,347	0.43%
Time deposits less than $100,000	44,526	5.03%	33,243	4.24%
Time deposits $100,000 or greater	178,958	5.21%	119,612	4.67%
Total deposits	$379,299	4.05%	$291,323	3.53%

The increase in time deposits of $100,000 or more for the nine months ended September 30, 2007 compared to the 2006 period resulted from a $9.8 million increase in retail time deposits and a $54.1 million increase in wholesale deposits.  A significant portion of the increase in retail time deposits is attributed to the addition of our two new retail branch offices.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $203.4 million and $197.7 million at September 30, 2007 and December 31, 2006, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2007 was as follows:

September 30, 2007
(Dollars in thousands)
Three months or less	$43,934
Over three through six months	56,400
Over six through twelve months	90,445
Over twelve months	21,010
Total	$211,789

Capital Resources

                Total shareholders' equity was $37.1 million and $34.6 million at September 30, 2007 and December 31, 2006, respectively.    The increase during the first nine months of 2007 resulted primarily from the $2.7 million of net income earned, partially offset by the $239,222 net unrealized holding loss on securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2007 and the year ended December 31, 2006.  Since our inception, we have not paid any cash dividends.

	September 30, 2007	December 31, 2006
Return on average assets	0.64%	0.85%
Return on average equity	10.07%	11.95%
Average equity to average assets ratio	6.42%	7.15%

Our return on average assets was .64% for the nine months ended September 30, 2007, a decrease from .85% for the year ended December 31, 2006.  In addition, our return on average equity decreased to 10.07% from 11.95% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.  Our average equity to average assets ratio was 6.42% for the nine months ended September 30, 2007 and 7.15% for the year ended December 31, 2006.  The 73 basis point decrease in the average equity to average assets ratio is a function of the $103.5 million increase in average assets compared to the $3.3 million increase in average equity.

             The following table sets forth the holding company's and the bank's various capital ratios at September 30, 2007 and at December 31, 2006.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2007		December 31, 2006
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	11.5%	11.3%	13.1%	12.3%
Tier 1 risk-based capital	10.4%	10.2%	11.9%	11.1%
Leverage capital	8.6%	8.5%	9.4%	8.7%

We intend to maintain a capital level for the bank that exceeds the OCC requirements to be classified as a "well capitalized" bank.  To provide the additional capital needed to support our bank's growth in assets, we issued an aggregate of $13.4 million in junior subordinated debentures in 2003 and 2005.  During 2004, we issued 920,000 additional shares of common stock (1,012,000 adjusted for the 10 percent stock dividend in 2006) that resulted in $14.9 million of additional capital.  The company also has a $4.5 million unused short-term holding company line of credit that could be utilized to provide additional capital for the bank if deemed necessary. As of September 30, 2007, the company's regulatory capital levels were over $4.9 million in excess of the various well capitalized requirements.

Borrowings

                The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2007 and the year ended December 31, 2006. Included in the table are the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
	Ending	Period-	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(Dollars in thousands)
At or for the nine months ended September, 2007
Federal Home Loan Bank advances	$133,500	4.58%	$133,500	$124,914	4.59%
Federal funds purchased	-	- %	4,492	539	5.72%
Securities sold under agreement to
repurchase	10,000	3.63%	10,000	476	3.68%
Junior subordinated debentures	13,403	7.44%	13,403	13,403	7.58%

At or for the year ended December 31, 2006
Federal Home Loan Bank advances	$108,500	4.52%	$108,500	$91,525	4.35%
Securities sold under agreement to
repurchase	-	- %	14,434	8,362	4.92%
Federal funds purchased	-	- %	3,345	572	5.47%
Junior subordinated debentures	13,403	7.57%	13,403	13,403	7.30%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2007, unfunded commitments to extend credit were $106.8 million, of which $64.1 million was at fixed rates and $42.7 million was at variable rates.  At December 31, 2006, unfunded commitments to extend credit were $79.2 million, of which approximately $40.6 million was at fixed rates and $38.6 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2007, there was a $2.2 million commitment under letters of credit.  At December 31, 2006, there was a $2.4 million commitment under a letter of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were liability sensitive during the latter half of the year ended December 31, 2006 and during the nine months ended September 30, 2007.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 40% and 49% of our loans were variable rate loans at September 30, 2007 and December 31, 2006, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (34.5%) because $200.1 million more liabilities than assets will reprice in a 12 month period.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

              Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  Consequently, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

             At September 30, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $27.5 million, or 4.5% of total assets.  Our investment securities at September 30, 2007 amounted to $88.7 million, or 14.4% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $62.5 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2006, our liquid assets amounted to $16.6 million, or 3.3% of total assets.  Our investment securities at December 31, 2006 amounted to $74.3 million, or 14.6% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.6 million for which there were no borrowings against the lines at September 30, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at September 30, 2007 was $10.5 million, based on the bank's $6.9 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

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

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  We have both an internal ALCO, consisting of senior management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity as of September 30, 2007 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$18,314	$-	$-	$-	$18,314
Investment securities	2,565	7,119	29,159	41,579	80,422
Loans	210,627	43,877	185,303	41,069	480,876

Total interest-earning assets	$231,506	$50,996	$214,462	$82,648	$579,612

Interest-bearing liabilities:
Money market and NOW	$124,727	$-	$-	$-	$124,727
Regular savings	1,649	-	-	-	1,649
Time deposits	54,560	181,770	22,908	-	259,238
Repurchase agreements	10,000	-	-	-	10,000
FHLB advances	84,000	12,500	37,000	-	133,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$288,339	$194,270	$59,908	$-	$542,517

Period gap	$(56,833)	$(143,274)	$154,554	$82,648
Cumulative gap	(56,833)	(200,107)	(45,553)	37,095

Ratio of cumulative gap to total earning assets	(9.8%)	(34.5%)	(7.9%)	6.4%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$7,467	$-	$-	$-	$7,467
Investment securities	3,159	8,588	29,940	25,557	67,244
Loans	205,316	25,828	134,035	36,321	401,500

Total interest-earning assets	$215,942	$34,416	$163,975	$61,878	$476,211

Interest-bearing liabilities:
Money market and NOW	$117,538	$-	$-	$-	$117,538
Regular savings	1,544	-	-	-	1,544
Time deposits	45,443	114,940	34,995	165	195,543
FHLB advances	57,500	19,000	32,000	-	108,500
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$235,428	$133,940	$66,995	$165	$436,528

Period gap	$(19,486)	$(99,524)	$96,980	$61,713
Cumulative gap	(19,486)	(119,010)	(22,030)	39,683

Ratio of cumulative gap to total earning assets	(4.1%)	(25.0%)	(4.6%)	8.3%

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. The company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact our financial position, results of operations or cash flows.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  We currently do not have any postretirement benefits aspects related to our endorsement split-dollar life insurance arrangements.  Therefore, EITF 06-4 will not impact our financial position, results of operations or cash flows.

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2007 from that presented in our annual report on Form 10-K for the year ended December 31, 2006.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 9, 2007	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 9, 2007	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

 Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.

