Form 10-K
period 2007-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2008-03-24
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year December 31, 2007.
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
Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer Accelerated filer Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $51,785,280 as of the last business day of the registrant's most recently completed second fiscal quarter.

2,962,118 shares of the registrant's common stock were outstanding as of March 12, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders Part III (Portions of Items 10-14)
to be held on May 13, 2008.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

                This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words "may,"  "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

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

PART I

Item 1.  Business

General

                Southern First Bancshares, Inc.  (the "company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the "bank") and all of the stock of Greenville First Statutory Trust I and II (collectively (the "Trusts")).  On July 2, 2007 the company and bank changed their name to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  The bank is a national bank organized under the laws of the United States with offices located in Greenville and Richland Counties, South Carolina.  The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The bank owns all of the capital stock of JB Properties.  This subsidiary is for the purpose of owning real estate acquired in loan foreclosures.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

                On October 26, 1999, the company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,897,493 after adjustment for our 3 for 2 stock split in 2003 and subsequent 10% stock dividend in 2006). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

                On June 26, 2003, Trust I offered and sold $6.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinated debentures in the balance sheets.  The company invested $186,000 in the Trust.

On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  On June 20, 2006, the company's Board of Directors approved a 10% stock dividend to the company's shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  All fractional shares were paid in cash.  Earnings per share and average shares outstanding have been adjusted to reflect the 3 for 2 stock split and the subsequent 10% stock dividend for all periods shown.

On September 24, 2004, the company received $14.3 million from the sale of 800,000 shares of common stock at a price of $17.875 (880,000 shares at a price of $16.25 after adjustment for the 10% stock dividend in 2006).  On October 15, 2004, the company's underwriter exercised its option to purchase an additional 120,000 shares at the same price (132,000 shares after adjustment for the 10% stock dividend in 2006).  The total gross proceeds were approximately $16.4 million.  The net proceeds to the company after offering costs and underwriter's discount were approximately $14.9 million

                On December 22, 2005, Trust II offered and sold $7.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinated debentures in the company's balance sheets.  The company invested $217,000 in the Trust.

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP").  Management uses these non-GAAP measures to analyze the company's performance in comparison to prior years.   The company incurred a one-time impairment charge of $1.5 million during 2005 which is discussed further in "Income Statement Review - Noninterest expenses."  During 2007, the company recorded a $319,291 gain on sale of long lived assets.  Management uses operating measures, which exclude the impairment charge, in the calculation of certain company ratios to analyze on a consistent basis and over a longer period of time, the performance of which it considers to be its core banking operations.   These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the company's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.  (See Item 6. Selected Financial Data.)

Marketing Focus

                Greenville First Bank commenced operations in January 2000 and at that time was the first community bank organized in the city of Greenville, South Carolina in over 10 years.  During the 1990s, several community banks operating in the Greenville market were acquired by larger regional financial institutions.  We formed Greenville First to take advantage of market opportunities resulting from this continued consolidation of the financial services industry.  Responding to this opportunity, we created a marketing plan focusing on the professional market in Greenville, including doctors, dentists, and small business owners.  We serve this market with a client-focused structure called relationship teams, which provides each client with a specific banker contact and support team responsible for all of the client's banking needs.  The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage.  We consider exceptional client service to be a critical part of our culture, which we refer to as "ClientFIRST."  We emphasize this ClientFIRST culture in the training that we provide our employees, and we strive to reflect this ClientFIRST culture in all aspects of our business.  During 2007, we opened an office in Columbia, South Carolina, broadening our market to include Richland and Lexington Counties and utilizing the same client-focused structure, culture, and marketing plan.  In conjunction with our entrance into this new market, we changed the name of our bank to Southern First Bank; however, we continue to operate as Greenville First Bank in Greenville County.

Location and Service Area

Historically, our primary market was Greenville County, South Carolina.  In January 2007, however, we entered into the Columbia market which includes Richland and Lexington Counties.

Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor.  It is South Carolina's most populous county with approximately 421,000 residents.  Greenville is also one of the state's wealthiest counties, with average household income of $51,794 as of June 30, 2007.  In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and is now considered the "economic engine of South Carolina."  Greenville was also recognized by Expansion Management Magazine in 2007 as the 3rd top real estate market in the country for expanding and relocating businesses.

We opened our first branch office, located on The Parkway near Thornblade Country Club in Greenville, on March 14, 2005 and our second branch office, located in the mature and historic Augusta Road area of Greenville, on November 4, 2005.  We believe that the demographics and growth characteristics of these locations will provide us with significant opportunities to further develop existing client relationships and expand our client base.  We plan to open our third branch office in Greenville County on Woodruff Road during the second quarter of 2008.

Columbia, South Carolina is the State capital and largest city in the State.  Columbia is home to Fort Jackson, the largest and most active initial entry training center of the United States Army.  Richland County is the 2nd largest county in the State with a population of approximately 357,000 residents, while Lexington County is the 5th largest county with a population of approximately 244,000.  From 2000 to 2007, the combined estimated population of Richland and neighboring Lexington counties grew 12.0% to approximately 601,000 with FDIC deposits increasing to $12.5 billion as of June 31, 2007.  The average household income for Richland and Lexington Counties combined was $53,251 as of June 30, 2007.

In January 2007, we opened our first office in Columbia as a loan production office which became a full-service branch in July 2007.  We plan to open a second branch office in Lexington during the third quarter of 2008.

Lending Activities

General.  We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below.  Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At December 31, 2007, we had net loans of $503.1 million, representing 80.1% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners.  By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank.  As of December 31, 2007, our average loan size was approximately $210,000.  Excluding home equity lines of credit, the average loan size was approximately $239,000.  At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client.  As of December 31, 2007, our 10 largest client loan relationships represented approximately $78.4 million, or 15.4% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered by an officer with a higher lending limit or by the officers' loan committee, which is comprised of our four most senior lenders and our chief credit officer.  The officers' loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board.  We do not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the bank, consistent with federal banking regulations.

                Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2007, approximately $57.3 million, or 11.3% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 71 loans totaling approximately $16.6 million had loan-to-value ratios of 100% or more.  These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio.  In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans.  Furthermore, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  The various types of loans are individually underwritten and monitored to manage the associated risks.

Credit Administration and Loan Review.  We maintain a continuous loan review system.  We also apply a credit grading system to each loan, and we use an independent process to review the loan files on a test basis to assess the grading of each loan.  The bank has a chief credit officer that reviews performance benchmarks established by management in the areas of nonperforming assets, charge-offs, past dues, and loan documentation.  Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus.   Our internal lending limit is tiered based on our assessment of the lending relationship.  Generally, our limit represents approximately 70% of the bank's legal lending limit.  The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the bank's clients.  Based upon the capitalization of the bank at December 31, 2007, the maximum amount we would lend to one borrower is $7.0 million.  The bank's legal lending limit will increase or decrease in response to increases or decreases in the bank's level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2007, loans secured by first or second mortgages on real estate made up approximately 81.3% of our loan portfolio.

These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans.  Most of our real estate loans are secured by residential or commercial property.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  We generally charge an origination fee for each loan which is taken into income over the life of the loan as an adjustment to the loan yield.  Other loan fees consist primarily of late charge fees.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan.  Although, the loans are collateralized by real estate, the primary source of repayment may not be the sale of real estate.

•      Commercial Real Estate Loans.  At December 31, 2007, our individual commercial real estate loans ranged in size from approximately $13,000 to $5.3 million, with an average loan size of approximately $476,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower's cash flow exceeds 115% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  At December 31, 2007, commercial real estate loans (other than construction loans) amounted to $261.7 million, or approximately 51.4% of our loan portfolio.  Of our commercial real estate loan portfolio, $147.5 million in loans were not owner-occupied properties, representing 49.1% of our commercial real estate portfolio and 29.0% of our total loan portfolio.  The remainder of our commercial real estate loan portfolio, $114.2 million in loans or 38.0% of the commercial loan portfolio, were owner-occupied.  Owner-occupied loans represented 22.4% of our total loan portfolio.

•      Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2007, our commercial construction and development real estate loans ranged in size from approximately $68,000 to $4.9 million, with an average loan size of approximately $648,000.  At December 31, 2007, our individual residential construction and development real estate loans ranged in size from approximately $40,000 to $946,000, with an average loan size of approximately $377,000.  The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property.  Specific risks include:

•         cost overruns;

•         mismanaged construction;

•         inferior or improper construction techniques;

•         economic changes or downturns during construction;

•         a downturn in the real estate market;

•         rising interest rates which may prevent sale of the property; and

•         failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.  At December 31, 2007, total construction loans amounted to $45.6 million, or 9.0% of our loan portfolio.  Included in the $45.6 million was $38.5 million, or 7.6% of our loan portfolio, that were commercial construction, and $7.2 million, or 1.4% of our loan portfolio, that were consumer construction loans.

•      Residential Real Estate Loans and Home Equity Loans.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2007, our individual residential real estate loans ranged in size from $3,600 to $2.7 million, with an average loan size of approximately $281,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years.  We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves.  We also offer home equity lines of credit.  At December 31, 2007, our individual home equity lines of credit ranged in size from $1,000 to $1.9 million, with an average of approximately $96,000.  Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of five years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.  At December 31, 2007, residential real estate loans (other than construction loans) amounted to $106.6 million, or 21.0% of our loan portfolio.  Included in the residential real estate loans was $59.8 million, or 11.7% of our loan portfolio, in first and second mortgages on individuals' homes, and $46.8 million, or 9.2% of our loan portfolio, in home equity loans.

Commercial Business Loans.  We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas.  At December 31, 2007, our individual commercial business loans ranged in size from approximately $4,000 to $3.0 million, with an average loan size of approximately $142,000.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2007, commercial business loans amounted to $86.9 million, or 17.1% of our loan portfolio.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2007, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with terms negotiable.  At December 31, 2007, our individual consumer loans ranged in size from $200 to $469,000, with an average loan size of approximately $18,000.  Our installment loans typically amortize over periods up to 60 months.  We will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2007, consumer loans amounted to $9.1 million, or 1.8% of our loan portfolio.

Deposit Services

Our principal source of funds is core deposits.  We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit.  Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local markets.  Our out-of-market, or wholesale, certificates of deposits represented 37.6% of total deposits at December 31, 2007.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  This funding strategy allowed us to operate in only four locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn has allowed us to maintain our focus on growing our loan portfolio.  In an effort to obtain lower costing deposits, we are focusing on expanding our retail deposit program.  Accordingly, we plan to open two new retail deposit offices, one in the second quarter of 2008 and the other in the third quarter of 2008, which will assist us in obtaining low cost transaction accounts that are less affected by rising rates.  Deposit rates are reviewed regularly by senior management of the bank.  We believe that the rates we offer are competitive with those offered by other financial institutions in our area.  We focus on customer service and our ClientFIRST culture to attract and retain deposits.

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

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville and Richland Counties and elsewhere.

As of June 30, 2007, there were 29 financial institutions other than us in our primary market, Greenville County and 28 other financial institutions in the Columbia market.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2007, the most recent date for which market data is available, total deposits in the bank's primary service area, Greenville County, were over $9.6 billion, which represented a 14.3% deposit increase from 2006.  At June 30, 2007, the bank represented 4.1% of the market.

Our Columbia location did not become full-service branch until after June 30, 2007; therefore, the most recent market data reflects no market share in the Columbia market.  Our service area in the Columbia market will include both Lexington and Richland counties which combined represented over $11.3 billion in deposits as of June 30, 2007.

Employees

                At March 17, 2008, we employed a total of 81 full-time and 2 part-time employees.  We believe that our relations with our employees are good.

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

Southern First Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the "Bank Holding Company Act").  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

As a bank holding company we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities.  In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

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

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Additionally, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition.  Further, any loans by bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets.  These requirements are described below under "Southern First Bank - Capital Regulations."  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends is subject to regulatory restrictions as described below in "Southern First Bank - Dividends."  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Southern First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "OCC").  Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which  is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  The OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including

•               security devices and procedures;

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

The OCC requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios-Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of Total capital to risk-weighted assets, and the "leverage ratio," which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well-capitalized," the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system is discussed in greater detail below.

The OCC also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•               internal controls;

•               information systems and audit systems;

•               loan documentation;

•               credit underwriting;

•               interest rate risk exposure; and

•               asset quality.

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the OCCr's prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

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

If the OCC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area.  Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2007, the bank was deemed to be "well capitalized."

Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these required standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

FDIRA caps the amount of the DIF at 1.50% of domestic deposits.  The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio.  Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess.  Pursuant to the FDIRA, the FDIC will begin to indexing deposit insurance coverage levels for inflation beginning in 2012.  Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information-supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the bank. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits. For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

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

Dividends.  A national bank may not pay cash dividends from its permanent capital.  All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the OCC.  In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these arrangements on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act requires that the OCC evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

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

Consumer Protection Regulations.  Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

              USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Item 1A.     Risk Factors.

                Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to continue to grow our business at all.  Because of our relatively small size and short operating history, it may be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

An economic downturn, especially one affecting our service markets, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 87.6% of our interest income for the year ended December 31, 2007.  If an economic downturn occurs in the economy as a whole, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

 Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify.  We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

                Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Justin Strickland, Jim Austin, Fred Gilmer, III, Eddie Terrell, and Gwen Bridges.  Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the years ended December 31, 2007 and 2008, we are required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting.  For the year ended December 31, 2008, our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management's assessment.   We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2007.  We did not identify any significant deficiencies or material weaknesses in our internal control over financial reporting.

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

Liquidity needs could adversely affect our financial condition and results of operation.

Dividends from our bank provide once source of funds.  The primary sources of funds of our bank are customer deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions.  Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations.  Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits.  While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand.  We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets, as we did in Columbia, South Carolina in 2007.  We may also expand our lines of business or offer new products or services.  These activities would involve a number of risks, including:

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2007, approximately $57.3 million of our loans, or 11.3% of total loans and 89.6% of our bank's risk-based capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which seventy-one loans totaling approximately $16.6 million had loan-to-value ratios of 100% or more.  Included in the $57.3 million of loans that exceeded supervisory guidelines at December 31, 2007, $25.2 million of our commercial loans, or 5.0% of total loans, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the amount of loss given default on the loan.

 A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, approximately 81.3% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.  Our loan portfolio contains a number of real estate loans with relatively large balances.  The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan.  These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as "exceptions."  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As of December 31, 2007, approximately 7% of the loans in our portfolio included collateral exceptions to our loan policies, which is less than our internal 15% limit.  As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

Item 1B.     Unresolved Staff Comments.

                None

Item 2.        Properties.

In January 2007, we relocated our main office and headquarters facility to Verdae Boulevard near downtown Greenville, South Carolina.  The building is a full service banking facility with three drive-through banking stations and an automatic teller machine.  We have a ten-year, five-month lease on the building.

We opened our Parkway office on March 14, 2005, which is located in the Thornblade area of Greenville, South Carolina, near the intersection of I-85 and Pelham Road.  We own these premises.

We opened our Augusta Road office, in Greenville, South Carolina, on November 4, 2005.  We lease the land for this office from Augusta Road Holdings, LLC, which is owned by one of our directors, Mark A. Cothran, and own the banking office.  The initial term of the land lease is 20 years.

In January 2007, we opened a loan production office on Lady Street in Columbia, South Carolina which became a full-service branch office in July 2007.  We have an eighteen month lease on this building.  In January 2008, we announced our plans for a new regional headquarters building in Cayce, South Carolina near the historic Guignard brick works.  We plan to relocate our Lady Street office to the new Cayce building in March 2009.

We plan to open two full-service branches in 2008.  We own the land and are in the process of constructing a branch office on Woodruff Road, in Greenville County.  In addition, we are constructing a branch office in Lexington County at the intersection of Saluda Springs Road and Highway 378.  We have a land lease on this property with an initial term of 20 years.

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

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol "SFST."  From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol "GVBK."  On September 24, 2004, our common stock began trading on the NASDAQ Global Market.  On July 2, 2007, we changed our symbol to "SFST" in conjunction with the change in our corporate name to Southern First Bancshares. We had approximately 1,000 shareholders of record on March 15, 2008.

                The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2007 and 2006.

2007	High	Low
First Quarter	$21.77	$20.09
Second Quarter	21.86	20.19
Third Quarter	21.38	17.75
Fourth Quarter	19.00	13.58

2006	High	Low
First Quarter	$22.72	$20.91
Second Quarter	22.65	22.52
Third Quarter	20.20	18.50
Fourth Quarter	22.46	18.53

The following graph summarizes a five-year comparison of cumulative returns for the company, the Standard and Poor (the "S&P") 500 Index, and the SNL Southeast Bank Index. The graph assumes $100 invested on December 31, 2002 in the company's common stock and in each of the indices indicated.

	12/02	12/03	12/04	12/05	12/06	12/07

Southern First Bancshares, Inc.	$100	210	229	289	276	176
S&P 500 Index	$100	129	143	150	173	183
SNL Southeast Bank Index	$100	126	149	152	179	135

                We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay cash dividends depends primarily on the ability of our subsidiary, Southern First Bank, to pay dividends to us.  As a national bank, Southern First Bank may only pay cash dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all cash dividends declared in any calendar year by the bank exceeds the bank's net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a cash dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2007.  The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividend in 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans
approved by security holders
Stock options (1)	268,139	$8.76	143,199
Restricted stock	2,500	21.63	8,500

Equity compensation plans
not approved by
security holders(2)	204,192	$6.06	-

Total	474,831	$7.67	151,699

(1)           The number of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan automatically increases each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.  Our board of directors has approved 436,424 shares of common stock to be issued as stock options.

(2)           Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.06 per share for every two shares purchased during our initial public offering.  The warrants are represented by separate warrant agreements.  All of the warrants have vested and are exercisable in whole or in part during the ten-year period following that date.  The warrants may not be assigned, pledged, or hypothecated in any way.  The 204,192 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

 Item 6.  Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets	$628,129	509,344	405,313	315,811	230,841
Federal funds sold	9,257	7,467	19,381	1,394	2,843
Investment securities	87,507	74,304	36,131	29,162	15,759
Loans, net (1)	503,098	397,234	334,041	276,630	206,077
Allowance for loan losses	5,751	4,949	4,490	3,717	2,705
Deposits	412,821	345,504	254,148	204,864	168,964
Securities sold under agreement to repurchase
and federal funds purchased	-	-	14,680	13,100	9,297
FHLB advances and related debt	158,520	108,500	79,500	60,660	32,500
Junior subordinated debentures	13,403	13,403	13,403	6,186	6,186
Shareholders' equity	38,278	34,583	30,473	28,079	11,187
Summary Results of Operations Data:
Interest income	$39,520	30,929	21,670	13,965	9,722
Interest expense	22,781	16,579	9,585	5,317	3,618
Net interest income	16,739	14,350	12,085	8,648	6,104
Provision for loan losses	2,050	1,650	1,000	1,310	1,050
Net interest income after provision for loan losses	14,689	12,700	11,085	7,338	5,054
Noninterest income	1,262	579	826	761	422
Noninterest expenses	10,875	7,351	7,856	4,852	3,853
Income before income tax expense	5,076	5,928	4,055	3,247	1,623
Income tax expense	1,641	2,027	1,541	1,234	617
Net income	$3,435	3,901	2,514	2,013	1,006
Net operating income(4)	$3,224	3,901	3,444	2,013	1,006
Per Share Data(2):
Net income, basic	$1.17	1.33	.86	.93	.53
Net income, diluted	$1.06	1.20	.78	.82	.48
Book value	$12.99	11.79	11.46	10.60	6.49
Weighted average number of common shares outstanding:
Basic	2,942	2,932	2,922	2,169	1,897
Diluted	3,234	3,238	3,223	2,464	2,069
Performance Ratios:
Return on average assets:
GAAP	0.60%	0.85%	0.70%	0.73%	0.52%
Operating(4)	0.54%	0.85%	0.96%	0.73%	0.52%
Return on average equity:
GAAP	9.40%	11.95%	8.44%	12.37%	9.28%
Operating(4)	8.53%	11.95%	11.56%	12.37%	9.28%
Net interest margin, tax equivalent	3.05%	3.27%	3.45%	3.17%	3.24%
Loan to deposit ratio(1)	123.26%	116.40%	133.20%	136.85%	123.57%
Efficiency ratio(3):
GAAP	60.41%	49.24%	60.85%	51.58%	59.04%
Operating(4)	61.50%	49.24%	49.23%	51.58%	59.04%
Asset Quality Ratios:
Nonperforming assets, past due and restructured
loans to total loans(1)	0.92%	0.62%	0.14%	0.27%	0.21%
Nonperforming assets, past due and restructured
loans to total assets	0.75%	0.49%	0.12%	0.24%	0.19%
Net charge-offs to average total loans(1)	0.27%	0.32%	0.07%	0.12%	0.10%
Allowance for loan losses to nonperforming loans	129.65%	332.46%	962.74%	502.84%	609.35%
Allowance for loan losses to total loans(1)	1.13%	1.23%	1.33%	1.33%	1.30%

Item 6.  Selected Financial Data, Continued

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Capital Ratios:
Average equity to average assets	6.35%	7.15%	8.36%	5.87%	5.57%
Leverage ratio	8.30%	9.40%	11.60%	11.00%	6.09%
Tier 1 risk-based capital ratio	10.00%	11.90%	13.60%	13.40%	7.78%
Total risk-based capital ratio	11.10%	13.10%	14.90%	14.60%	10.24%
Growth Ratios and Other Data:
Percentage change in net income	(11.93)%	55.15%	24.89%	100.10%	33.78%
Percentage change in diluted net income per share	(11.67)%	53.85%	(4.44)%	69.81%	23.26%
Percentage change in assets	23.32%	25.67%	28.34%	36.81%	35.50%
Percentage change in loans(1).	26.52%	18.92%	20.75%	34.24%	39.17%
Percentage change in deposits	19.48%	35.95%	24.06%	21.25%	26.51%
Percentage change in equity	10.68%	13.49%	8.53%	151.00%	9.33%

Reconciliation of GAAP to Non-GAAP Measures:
Net income, as reported (GAAP	$3,435	3,901	2,514	2,013	1,006
Non-operating items:
Gain on sale of long lived assets, net of income tax	(211)	-	-	-	-
Impariment on long lived assets, net of income tax	-	-	930	-	-
Net operating income (net income, excluding
non-operating items	$3,224	3,901	3,444	2,013	1,006

Noninterest income, as reported (GAAP	$1,262	579	826	761	422
Non-operating items:
Gain on sale of long lived assets	319	-	-	-	-
Operating noninterest expense (noninterest expense,
excluding non-operating items)	$943	579	826	761	422

Noninterest expense, as reported (GAAP	$10,875	7,351	7,856	4,852	3,853
Non-operating items:
Impairment on long lived assets	-	-	1,500	-	-
Operating noninterest expense (noninterest expense,
excluding non-operating items	$10,875	7,351	6,356	4,852	3,853

                                                        (1) Includes nonperforming loans.

                                                        (2) Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003 and subsequent 10% stock dividend in July

                                                              2006.

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

                                                              Financial Measures."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

                The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

CRITICAL ACCOUNTING POLICIES

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2007.

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

GENERAL

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  On July 2, 2007, we changed the name of our company and bank to Southern First Bancshares, Inc. and Southern First Bank, N.A.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity.

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the difference between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue.  We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income.  For the year ended December 31, 2007, we spent $0.60 on average to earn each $1.00 of revenue.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Effect of Economic Trends

  Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings have matured they have repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007.  The Federal Reserve has continued to aggressively decrease rates by lowering the short-term rate 200 basis points in the first quarter of 2008.  The results of the Federal Reserve's actions on September 18, 2007 had minimal net effect on our variable rate loans, investments, and borrowings; however, the initial 50 basis point decrease combined with the additional 50 basis point decrease in the fourth quarter of 2007 has caused the rates on our short-term or variable rate assets and liabilities to continue to decline.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Income Statement Review

Summary

                Net income for the year ended December 31, 2007 was $3.4 million, a 11.93% decrease from $3.9 million for the year ended December 31, 2006.  The $465,352 decrease in net income resulted from a $3.5 million increase in noninterest expenses and a $400,000 increase in the provision for loan losses, partially offset by a $2.4 million increase in net interest income, a $682,757 increase in noninterest income, and $385,893 reduction in income tax expense.  Our efficiency ratio was 60.4% for 2007, compared to 49.2% in 2006.  The deterioration in the efficiency ratio is attributable to the expenses we incurred in 2007 relating to our expansion to the Columbia market and the move to our new headquarters in Greenville.

Our net income in 2006 increased $1.4 million, or 55.2%, compared to our net income of $2.5 million in 2005.  The $1.4 million increase in net income resulted from a $2.3 million increase in net interest income and a $504,072 decrease in noninterest expenses, offset by a $650,000 increase in the provision for loan losses, a $246,286 decrease in noninterest income, and a $485,978 additional income tax expense.  Our efficiency ratio was 49.2%, which compared favorably to 60.9% in 2005.  The company's efficiency ratio for 2006 was unchanged from the operating efficiency ratio for 2005 which excluded the write-down on real estate.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three years ended December 31, 2007, our loan portfolio increased an average of $74.5 million per year.  The growth in 2007 was $106.7 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same levels we have experienced in the past.

Our decision to grow the loan portfolio at the current pace created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At December 31, 2007, net loans represented 80.1% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities rose during the past twelve months and we obtained additional deposits, we increased the size of the investment portfolio.  Our investment portfolio increased by $13.2 million during 2007.  At December 31, 2007, investments and federal funds sold represented 15.4% of total assets.

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

We opened two retail deposit offices in 2005.  During the third quarter of 2007, we converted our Columbia loan production office into a full service branch facility.  Our focus for these three locations is to obtain low cost transaction accounts.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  We anticipate opening two aditional retail deposit offices during the second and third quarters of 2008, one in the Columbia market and one in the Greenville market.  These offices will assist us in meeting the previously stated objectives.  We believe that this growth strategy will provide additional clients in our two market areas and will eventually provide a lower alternative cost of funding.  At December 31, 2007, retail deposits represented $257.5 million, or 41.0% of total assets, borrowings represented $171.9 million, or 27.4% of total assets, and wholesale out-of-market deposits represented $155.3 million, or 24.7% of total assets.

Our net interest income margin for the year ended December 31, 2007 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $49.9 million and $46.0 million for the years ended December 31, 2007 and 2006, respectively.

In addition to the growth in both assets and liabilities, and the ratio of interest-earning assets to interest-bearing liabilities, net interest income is also affected by the timing of the repricing of our assets and liabilities, and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Until September 18, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve to raise short-term rates prior to July 30, 2006.   Our fixed rate loans were being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities were also higher than in the past.  Our net interest spread declined since more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended December 31, 2007.  Given the fact that the Federal Reserve increased short-term rates by 425 basis points between July 2004 and July 2006 and allowed rates to remain unchanged until September 18, 2007, we believed during most of 2006 and the first nine months of 2007 that short-term interest rates were at or near their peak.  Therefore, we chose to increase the amount of fixed rate loans in our loan portfolio and targeted to have a significant portion of our liabilities to reprice within a twelve month period.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 50 basis points in the fourth quarter of 2007.  While the bank had more assets that repriced down on December 31, 2007, we anticipate that the amount of liabilities that will reprice over the next three months will "neutralize" the immediate downward negative impact and then we believe we will begin to have a positive impact on our net interest income for the next nine months.

As more fully discussed in the "Market Risk" and "Liquidity and Interest Rate Sensitivity" sections below, at December 31, 2007, 62.2% of our loans had fixed rates.  During 2006 and 2007, we have placed more emphasis on fixed rate loans.  Our fixed rate loans as a percentage of total loans increased from 51.2% at December 31, 2006 to 62.2% at December 31, 2007.  While our percentage of fixed rate loans has increased, our focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy has resulted in our ability to move from being asset sensitive to being liability sensitive.  We are currently positioned to benefit from lower market rates and to be negatively impacted by higher market rates.

At December 31, 2007, 87.9% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.  Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At December 31, 2007, we had $200.9 million more liabilities than assets that reprice within the next twelve months.  Based on a review of our deposit portfolio, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances, Income and Expenses, Yields and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2007, 2006, and 2005.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continued to rise, the increase in net interest income is more affected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

For the Years Ended December 31,

	2007			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$10,579	$540	5.10%	$9,091	$473	5.21%	$3,129	$105	3.32%
Investment securities, taxable	77,589	4,224	5.44%	54,151	2,773	5.12%	36,873	1,634	4.43%
Investment securities, nontaxable (1)	3,890	213	5.47%	1,404	81	5.74%	-	-	-
Loans	459,245	34,612	7.54%	375,351	27,630	7.36%	310,317	19,931	6.42%
Total earning assets	551,303	39,589	7.18%	439,997	30,957	7.04%	350,319	21,670	6.19%
Nonearning assets	23,184			16,949			6,695
Total assets	$574,487			$456,946			$357,014

Interest-bearing liabilities:
NOW accounts	$34,338	$571	1.66%	$35,048	$649	1.85%	$28,153	$390	1.39%
Savings & money market	87,883	3,088	3.51%	80,687	2,751	3.41%	48,815	931	1.91%
Time deposits	235,105	12,112	5.15%	163,879	7,740	4.72%	129,735	4,715	3.63%
Total interest-bearing deposits	357,059	15,771	4.41%	279,614	11,140	3.98%	206,703	6,036	2.92%
FHLB advances and related debt	129,736	5,956	4.59%	91,525	3,985	4.35%	74,013	2,548	3.44%
Other borrowings	14,576	1,054	7.23%	22,856	1,454	6.36%	23,849	1,001	4.20%
Total interest-bearing liabilities	501,371	22,781	4.54%	393,995	16,579	4.21%	304,565	9,585	3.15%
Noninterest-bearing liabilities	36,303			30,298			22,608
Shareholders' equity	36,546			32,653			29,841
Total liabilities and
shareholders' equity	$574,487			$456,946			$357,014
Net interest spread			2.64%			2.83%			3.04%
Net interest income
(tax equivalent)/margin		$16,808	3.05%		$14,378	3.27%		$12,085	3.45%
Less: tax-equivalent adjustment (1)		(69)			(28)			-
Net interest income		16,739			14,350			12,085

Our net interest spread was 2.64% for the year ended December 31, 2007, compared to 2.83% for the year ended December 31, 2006 and 3.04% for the year ended December 31, 2005.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 19 basis point reduction in our net interest spread resulted primarily from the lower spreads on our $111.3 million growth in average earning assets in the twelve months of 2007 compared to the same period in 2006.  The additional earning assets and liabilities yielded 2.09%, a lower than historical net spread, which caused the overall net interest spread to decline by 15 basis points.  The remaining 4 basis point reduction in net interest spread resulted from the immediate impact of loans repricing while liabilities reprice over a longer period.  Therefore, once short-term market rates stop decreasing, certain short-term liabilities such as one year certificates of deposit will continue to slowly reprice downward to the current market rates as they mature.

During 2006 and 2007, management determined that the bank had capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.  Accordingly, $27.4 million or 24.6% of the total growth in earning assets occurred in investments and federal funds, yielding a combined weighted rate of 5.40% for 2007.  The remaining growth in earning assets of $83.9 million, or 75.4% of the total growth, occurred in loans which yielded a weighted rate of 7.54% in the twelve months of 2007.  This combination of investments, federal funds, and loans yielded a weighted rate of 7.01%.

The growth of $111.3 million in earning assets was funded primarily with $29.9 million in borrowings with a weighted rate of 4.86% and $71.0 million in certificates of deposit with a weighted rate of 5.16% for the year ended December 31, 2007.  Since the total growth in earning assets was funded with higher borrowing and certificate of deposit rates, the combined funding cost was 5.04%.

If short term rates continue to decline and a portion of our loans reprice immediately while liabilities reprice on average of twelve months, we anticipate a continued decline in net interest spread until the variable rate liabilities have also repriced downward to market rates.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the period ended December 31, 2007 was 3.05%, compared to 3.27% for the year ended December 31, 2006 and 3.45% for the year ended December 31, 2005.  During the twelve-month periods ended December 31, 2007, 2006 and 2005, interest earning assets exceeded interest bearing liabilities by $49.9 million, $46.0 million, and $45.8 million, respectively.  During 2007, interest-earning assets averaged $551.3 million, compared to $440.0 million in 2006 and $350.3 million in 2005.

Despite the reduction in short-term rates primarily in the fourth quarter of 2007, our loan yield increased 18 and 94 basis points for the years ended December 31, 2007 and 2006 compared to prior years.  This increase is a result of loans maturing or being renewed at rates higher than their original rates through the first nine months of 2007 as well as the impact of higher market rates on our variable rate loans which represent approximately 38% of the loan portfolio at December 31, 2007.  Offsetting the increase in our loan yield was a 44 and 106 basis point increase in the cost of our interest-bearing deposits for the years ended December 31, 2007 and 2006 compared to the same period in 2006 and 2005.  The increases in the rate on our time deposits is also due to the renewal rates on time deposits being much higher during the first nine months of 2007 than those in the past.  In addition, the cost of our savings and money market accounts has increased by 10 basis points in 2007 and 150 basis points in 2006 as we have increased the rates we offered during a significant part of 2007 on these products to stay competitive in response to the increase in short-term market rates.  The 24 and 91 basis point increases in FHLB advances and related debt and the 87 and 216 basis point increases in other borrowed funds during 2007 and 2006 compared to the same periods in the prior years resulted primarily from the repricing of matured FHLB advances to higher market rates and carrying a lower balance of other borrowings at higher rates.  As of December 31, 2007, approximately 45% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.  At December 31, 2006 and 2005, approximately 46% and 37% of our FHLB advances had variable rates, respectively.

Net interest income, the largest component of our income, was $16.7 million, $14.4 million, and $12.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively.  Of the $2.4 million and $2.3 million increases in net interest income for the year 2007 and 2006, respectively, approximately $2.1 million and $3.2 million related to the impact of higher average interest-earning assets and interest-bearing liabilities during the years ended 2007 and 2006, respectively, compared to the same periods in 2006 and 2005.  In addition, higher spreads on the average balances increased net interest income by approximately $161,000 in 2007 and lower spreads reduced net interest income by approximately $938,000 in 2006.  Average earning assets were $111.3 million and $89.7 million higher during the twelve months ended December 31, 2007 and 2006, respectively, compared to the same periods in 2006 and 2005.  During the same periods, average interest-bearing liabilities increased $107.4 million and $89.4 million, respectively.

                Interest income for the year ended December 31, 2007 was $39.5 million, consisting of $34.6 million on loans, $4.4 million on investments, and $540,385 on federal funds sold.  Interest income for the same period ended December 31, 2006 was $30.9 million, consisting of $27.6 million on loans, $2.8 million on investments, and $473,362 on federal funds sold.  Interest income for 2005 was $21.7 million, consisting of $19.9 million on loans, $1.6 million on investments, and $104,414 on federal funds sold.  Interest on loans for the years ended December 31, 2007, 2006 and 2005 represented 87.6%, 89.3% and 92.0%, respectively, of total interest income, while income from investments and federal funds sold represented 12.4%, 10.7% and 8.0% of total interest income for the years ended December 31, 2007, 2006 and 2005, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.3%, 85.3% and 88.6% of average interest-earning assets for the years ended December 31, 2007, 2006 and 2005, respectively.  Included in interest income on loans for the years ended December 31, 2007, 2006 and 2005 was $720,056, $569,012 and $604,564, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the year ended December 31, 2007 was $22.8 million, a 37.4% increase compared to $16.6 million for the year ended December 31, 2006.  For the years ended December 31, 2007 and 2006, interest expense consisted of $15.8 million and $11.1 million, respectively, related to deposits and $7.0 million and $5.4 million, respectively, related to borrowings.   Interest expense for the year ended December 31, 2005 was $9.6 million, consisting of $6.0 million related to deposits and $3.5 million related to borrowings.  Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 represented 69.2%, 67.2% and 63.0%, respectively, of total interest expense, while interest expense on borrowings represented 30.8%, 32.8% and 37.0%, respectively, of total interest expense.  During the year ended December 31, 2007, average interest-bearing deposits were higher by $77.4 million than for the same period in 2006, while FHLB advances and other borrowings were $29.9 million higher than for the same period in 2006.  Average interest-bearing deposits were higher by $72.9 million during the year ended December 31, 2006 than for the same period 2005, while FHLB advances and other borrowings during 2006 were $16.5 million higher than for the same period in 2005.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provided us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2007 vs. 2006				December 31, 2006 vs. 2005
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income
Loans	$6,176	659	147	6,982	4,173	2,909	617	7,699
Investment securities	1,319	152	71	1,542	828	242	122	1,192
Federal funds sold	77	(9)	(1)	67	198	59	112	369
Total interest income	7,572	802	217	8,591	5,199	3,210	851	9,260

Interest expense
Deposits	4,318	226	87	4,631	1,438	2,957	709	5,104
FHLB advances	1,664	216	91	1,971	603	675	160	1,438
Other borrowings	(527)	199	(72)	(400)	(42)	516	(21)	453
Total interest expense	5,455	641	106	6,202	1,999	4,148	848	6,995

Net interest income	$2,117	161	111	2,389	3,200	(938)	3	2,265

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

For the year ended December 31, 2007, we incurred a noncash expense related to the provision for loan losses of $2.1 million, bringing the allowance for loan losses to $5.8 million, or 1.13% of gross loans, as of December 31, 2007.  During the year ended December 31, 2007, we charged-off $1.3 million in loans and recorded $47,556 of recoveries on loans previously charged-off.  We have aggressively recognized our exposure on one specific commercial real estate loan, charging off $1.1 million during 2007.  The write-down on this loan represents 86.1% of the net charge-offs for 2007.

In contrast, for the same periods in 2006 and 2005, we added $1.7 million and $1.0 million, respectively, to the provision for loan losses, resulting in an allowance of $4.9 million and $4.5 million at December 31, 2006 and 2005.  The allowance for loan losses as a percentage of gross loans was 1.23% and 1.33% at December 31, 2006 and 2005, respectively.  We reported net charge-offs of $1.2 million and $227,048 for the years ended December 31, 2006 and 2005, respectively, including recoveries of $145,661 and $63,206 for the same periods in 2006 and 2005.  The substantial portion, or $1.1 million, of loans charged-off in the year ended December 31, 2006 relates to a group of loans with a common interest totaling $3.1 million.  These loans were secured by diversified real estate or vehicles, on which we had foreclosed.

At December 31, 2007, the allowance for loan losses represented 1.2 times the amount of non-performing loans, compared to 3.3 times and 9.6 times at December 31, 2006 and 2005, respectively.  The coverage level of the allowance at December 31, 2007 decreased from the coverage level at December 31, 2006 due to an increase in non-performing loans.  A significant portion, or 97.4%, of nonperforming loans at December 31, 2007 are secured by real estate.  We have evaluated the underlying collateral on these loans and determined that the collateral on these loans is sufficient to minimize future losses.  As a result of this level of coverage on non-performing loans, we determined that the provision of $2.1 million for the year ended December 31, 2007 to be adequate.

Noninterest Income

                The following tables set forth information related to our noninterest income.

	Years ended December 31,
	2007	2006	2005

Loan fee income	$173,139	123,756	169,876
Service fees on deposit accounts	430,583	259,296	251,644
Other real estate owned activity	27,657	(165,627)	-
Income from bank owned life insurance	374,383	142,947	-
Other income	256,490	219,123	404,261
Total noninterest income	$1,262,252	579,495	825,781

               Noninterest income for the year ended December 31, 2007 was $1.3 million, an increase of $682,757, or 117.82% compared to noninterest income of $579,495 during the same period in 2006.  The $682,757 increase in 2007 was primarily related to increases of $49,383 in loan fee income, $171,287 in service fees on deposit accounts, $193,284 in other real estate owned activity, $231,436 in income from bank owned life insurance and $37,367 in other income. Noninterest income for the year ended December 31, 2005 was $825,781.

Loan fee income consists primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $173,139 and $123,756 for the years ended December 31, 2007 and 2006, respectively.  The $49,383 increase relates primarily to increases of $30,288 in mortgage origination fees and fees related to lines and letters of credit and $18,595 in late charge fees.  We received $22,861 of mortgage origination fees in 2007 compared to $3,585 in 2006, and $41,866 of fees related to lines and letters of credit in 2007 compared to $30,854 for the same period in 2006.   Late charge fees were $107,912 and $89,317 for the years ended December 31, 2007 and 2006, respectively.

Income from loan fees decreased by $46,120 to $123,756 for the year ended December 31, 2006 from $169,876 for the same period in 2005.  The decrease relates primarily to the $60,127 decrease in mortgage origination fees and fees related to lines and letters of credit, partially offset by a $14,007 increase in late charge fees.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.  Deposit fees were $430,583 and $259,296 for the years ended December 31, 2007 and 2006, respectively.  The $171,287 increase is primarily related to a $159,549 increase in NSF fees and a $22,481 increase in overdraft fees, partially offset by a $10,743 decrease in other deposit related fees.  NSF fee income was $307,107 and $147,558 for the years ended December 31, 2007 and 2006, respectively, representing 71.3% of total service fees on deposits in 2007 compared to 56.9% in 2006.  The significant increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees charged to our clients.  Overdraft fees were $34,292 and $11,811 for the years ended December 31, 2007 and 2006, respectively, while other deposit related fees were $89,186 and $99,929 for the same periods in 2007 and 2006, respectively.

Deposit fees were $259,296 and $251,644 for the years ended December 31, 2006 and 2005, respectively.  The $7,652 increase is primarily related to a $10,919 increase in deposit related fees, partially offset by a $3,901 decrease in NSF fees.  Deposit related fees were $28,153 and $17,234 for the years ended December 31, 2006 and 2005, respectively.  NSF income was $147,558 and $151,459 for the same periods ended December 31, 2006 and 2005, respectively, representing 56.9% of total service fees on deposits in 2006 compared to 60.2% of total service fees on deposits in 2005.

We held $8.9 million of bank owned life insurance as of December 31, 2007.  Income derived from this life insurance was $374,383 for the year ended December 31, 2007 compared to $142,947 for the same period in 2006.  The substantial portion of our bank owned life insurance was purchased during the third quarter of 2006.

                Other real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the years ended December 31, 2007 and 2006, we had net income of $27,657 and a net loss of $165,627, respectively.  There was no activity in 2005.  In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building, and accordingly, reclassified the building from property and equipment to property held for sale.  As a result, we recorded a pre-tax gain of $375,000 which is included in other real estate owned activity.  In addition, we leased a portion of the building and began to collect monthly rent of $18,517 in March 2007.  The building was sold during April 2007, and we recorded a subsequent write-down of $55,709 during the three months ended June 30, 2007 to account for additional selling costs.  Also included in real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.  Our cost of owning the real estate exceeded income derived from the property by $328,668 and $165,627 for the years ended December 31, 2007 and 2006, respectively.

Other income consisted primarily of income from fees received on debit card transactions and sale of customer checks, and fees received on wire transfers.  Other income was $256,490 and $219,123 for the years ended December 31, 2007 and 2006, respectively.  The $37,367 increase resulted primarily from a $31,849 increase in debit card transaction fees, a $5,188 increase in wire transfer fees, and an $18,219 increase in other fee income, partially offset by a $17,889 decrease in gain on sale of fixed assets.   Debit card transaction fees were $180,016 and $148,167 for the years ended December 31, 2007 and 2006, respectively and represented 70.2% and 67.6% of total other income for the 2007 and 2006 periods, respectively.  The corresponding transaction costs associated with debit card transactions are included in outside service expense.  The debit card transaction costs were $75,459 and $75,340 for the years ended December 31, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2007 and 2006 was $104,557 and $72,827, respectively.

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

Noninterest Expenses

                    The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
	2007	2006	2005

Compensation and benefits	$6,019,277	4,398,106	3,340,402
Professional fees	573,009	384,926	303,986
Marketing	498,844	390,377	377,093
Insurance	450,245	183,139	152,761
Occupancy	1,433,371	663,139	799,267
Data processing and related costs	1,170,777	854,084	919,379
Telephone	135,818	82,066	55,972
Impairment of long lived assets	-	-	1,500,000
Other	593,443	395,471	406,520
Total noninterest expenses	$10,874,784	7,351,308	7,855,380

We incurred noninterest expenses of $10.9 million for the year ended December 31, 2007 compared to $7.4 million and $7.9 million for the years ended December 31, 2006 and 2005. Included in noninterest expenses for the year ended December 31, 2005, is a one-time charge of $1.5 million related to the impairment of long lived assets.  Average interest-earning assets increased 25.3% during 2007, while general and administrative expense increased by 47.9% due to the additional costs associated with our new main office and headquarters building, market expansion into Columbia, South Carolina and additional deposit insurance costs.  Average interest-earning assets increased 25.5% during the year ended December 31, 2006, while general and administrative expenses increased by 15.7% in 2006, excluding the one-time $1.5 million impairment charge in 2005.

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

For the year ended December 31, 2007, compensation and benefits, occupancy, data processing and related costs, and the impairment of long lived assets accounted for 79.3% of the total noninterest expenses compared to 80.5% in 2006 and 83.5% in 2005.

The following tables set forth information related to our compensation and benefits.

	Years ended December 31,
	2007	2006	2005

Base compensation	$4,119,948	3,020,391	2,353,952
Incentive compensation	975,000	763,000	594,925
Total compensation	5,094,948	3,783,391	2,948,877
Benefits	1,077,824	755,895	525,715
Capitalized loan origination costs	(153,495)	(141,180)	(134,190))
Total compensation and benefits	$6,019,277	4,398,106	3,340,402

Compensation and benefits expense was $6.0 million, $4.4 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Compensation and benefits represented 55.4% of our total noninterest expenses for the year ended December 31, 2007, 59.8% for the same period in 2006, and 42.5% for the same period in 2005.  The $1.6 million increase in compensation and benefit expense in 2007 compared to 2006 is primarily related to a $1.1 million increase in base compensation and $321,929 of additional benefits cost.  In addition, incentive compensation expense increased by $212,000, offset by an increase of $12,315 in loan origination costs, which is required to be capitalized and amortized over the life of the loans as a reduction of loan interest income.  Compensation and benefits expense increased by $1.1 million in 2006 compared to 2005.  The increase is a result of $666,439 additional base compensation, $168,075 in additional incentive compensation, and $230,180 in higher benefits costs, offset by an increase of $6,990 in loan origination costs.

The $1.1 million increase in base compensation expense for the year ended December 31, 2007 compared to the same period in 2006, related to the cost of 18 additional employees, as well as annual salary increases.  Six of the new employees were staff hired in relation to the new office in Columbia, while the remaining twelve employees were hired to support the growth in loans and retail deposits, as well as internal audit.  The $666,439 increase in base compensation expense in 2006, related to the addition of 8 employees, plus the impact of annual salary increases.  Most of the new employees relate to the staff that was hired to support the growth in retail deposits.

Incentive compensation represented 19.1% of total compensation for the year ended December 31, 2007, and 20.2% for the years ended December 31, 2006 and 2005, respectively.  The incentive compensation expense recorded for the years 2007, 2006, and 2005 represented an accrual of the estimated incentive compensation earned during the respective year.

Benefits expense increased $321,929 in the year ended December 31, 2007 compared to the year ended December 31, 2006, and $230,180 in 2006 compared to the year ended December 31, 2005.  Benefits expense represented 21.2%, 20.0%, and 17.8% of the total compensation for the years ended December 31, 2007, 2006, and 2005, respectively.

The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2007	2006	2005

Data processing costs	$842,360	573,046	473,013
ATM transaction expense	75,459	75,340	278,936
Courier expense	114,428	92,064	81,214
Other expenses	138,530	113,634	86,216
Total data processing and related costs	$1,170,777	854,084	919,379

Data processing and related costs were $1.2 million, $854,084 and $919,379 for the years ended December 31, 2007, 2006, and 2005, respectively.  During the year ended December 31, 2007, our data processing costs for our core processing system increased by $269,314 to $842,360 compared to $573,046 for the same period in 2006.  Data processing costs for our core processing system were $473,013 for the year ended December 31, 2005.  We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $269,314, or 47.0%, for the year ended December 31, 2007 and $100,033, or 21.1%, for the year ended December 31, 2006 when compared to the same periods in 2006 and 2005, respectively.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $75,459, $75,340 and $278,936 for the years ended December 31, 2007, 2006, and 2005, respectively.  The decrease of $203,596 in 2006 compared to 2005 relates primarily to a change in merchant service card providers, whereby we now receive net fee income related to the service provided to our merchant clients.  In prior years, we received a substantially higher fee, but also incurred a higher transaction cost.

Occupancy expense represented 13.2%, 9.0% and 10.2% of total noninterest expenses for the years ended December 31, 2007, 2006, and 2005, respectively.  Occupancy expense increased $770,232 to $1.4 million for the year ended December 31, 2007 from $663,139 for the same period in 2006.  The increase is primarily due to the increased costs of depreciation and rent expense associated with our new main office and headquarters building.  During 2006, occupancy expense decreased $136,128 from $799,267 for the year ended December 31, 2005, in spite of the addition of two retail offices in 2005.  The additional costs of the two new retail offices were largely offset because we purchased our main retail office and headquarter building at the end of 2005.

The $1.5 million impairment on long lived assets charge for the year ended December 31, 2005 is related to the purchase of our Haywood Road office building.  On December 30, 2005, we purchased the main office building for $3.1 million and immediately thereafter recorded a $1.5 million write-down on the valuation of the purchased building in accordance with SFAS No. 121, "Impairment of Long-Lived Assets."  The $1.5 million impairment is based on various assumptions related to our ability to either sell or lease the building at various lease rates.  The actual results of our ability to either sell or lease the building did not significantly differ from the assumption used in the impairment calculation.

                The remaining $815,380 increase in noninterest expenses for the year ended December 31, 2007 compared to the same period in 2006, resulted primarily from increases of $188,083 in professional fees, $267,106 in insurance expenses, $108,467 in marketing expenses, and $251,724 in telephone and other expenses.  The increase in professional fees relates primarily to additional legal and accounting fees related to SEC reporting requirements, the name change of our company, as well as the overall growth of our company, while the additional marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market.  The $267,106 increase in insurance costs is primarily due to the additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in 2007.  In addition, a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, collection expenses, deposit account losses, and printing costs related to the name change.

Contributing to the increase in noninterest expenses for the year ended December 31, 2006 compared to the same period in 2005 were increases of $80,940 in professional fees, $30,378 in insurance expenses, $13,284 in marketing expenses, and $15,045 in telephone and other expenses.  Professional fees increased as a result of legal fees related to research of certain strategic business opportunities and the overall growth of our company.  A significant portion of the increase in other expenses was due to increased costs of postage and office supplies, additional staff education and training, and higher dues and subscription costs.

                Income tax expense was $1.6 million, $2.0 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005.  Our effective tax rate was 32.3% for the year ended December 31, 2007 and 34.2% and 38.0% for the years ended December 31, 2006 and 2005, respectively.  The decrease in the effective tax rate for 2007 and 2006 compared to prior years results primarily from the tax exempt income on bank owned life insurance which we purchased in the third quarter of 2006.

Balance Sheet Review

General

                At December 31, 2007, we had total assets of $628.1 million, consisting principally of $503.1 million in loans, $87.5 million in investments, $9.3 million in federal funds sold, $7.7 million in cash and due from banks, and $8.9 million in bank owned life insurance.  Our liabilities at December 31, 2007 totaled $589.9 million, consisting principally of $412.8 million in deposits, $158.5 million in FHLB advances and related debt, and $13.4 million of junior subordinated debentures.  At December 31, 2007, our shareholders' equity was $38.3 million.

Federal Funds Sold

                At December 31, 2007, our $9.3 million in short-term investments in federal funds sold on an overnight basis comprised 1.5% of total assets, compared to $7.5 million, or 1.5% of total assets, at December 31, 2006.

Investments

At December 31, 2007, the $87.5 million in our investment securities portfolio represented approximately 13.9% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $78.6 million and an amortized cost of $78.7 million for an unrealized loss of $100,978.  As a result of the strong growth in our loan portfolio and the historically low fixed rates that were available during the last two and one-half years, through December 31, 2005, we had maintained a lower than normal level of investments.  During 2006 and 2007, as rates on investment securities have risen and we have attracted a material amount of additional deposits, we increased the size of our investment portfolio.

Contractual maturities and yields on our investments at December 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2007, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Available for Sale
Government sponsored enterprises		$-	$11,078	5.71%	$-	-	$11,078	5.71%
State and political subdivisions	-	-	-	-	3,736	3.79%	3,736	3.79%
Mortgage-backed securities	531	4.56%	8,739	4.78%	37,902	5.87%	47,172	5.66%
Preferred Stock	-	-	-	-	2,024	7.88%	2,024	7.88%
Total	$531	4.56%	$19,817	5.30%	$43,662	5.79%	$64,010	5.63%

Held to Maturity
Mortgage-backed securities	$-	-	$333	3.93%	$14,486	4.66%	$14,819	4.64%

At December 31, 2007, our investments included securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with carrying values of  $37.6 million and $16.2 million, respectively.

Other investments at December 31, 2007 consisted of Federal Reserve Bank stock with a cost of $1.0 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $7.2 million.  At December 31, 2006, we owned Federal Reserve Bank stock with a cost of $968,700, Federal Home Loan Bank stock with a cost of $5.7 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.

The amortized costs and the fair value of our investments at December 31, 2007, 2006, and 2005 are shown in the following table.

	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$10,992	11,078	1,996	1,989	1,005	1,012
State and political subdivisions	3,793	3,736	3,795	3,782	1,292	1,292
Mortgage-backed securities	47,061	47,172	44,478	44,429	9,242	9,007
Preferred stock	2,019	2,024	-	-	-	-
Total	$63,865	64,010	50,269	50,200	11,539	11,311

Held to Maturity
Mortgage-backed securities	$14,819	14,573	17,045	16,577	19,345	18,709

Loans

                Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2007 and 2006 were $459.2 million and $375.4 million, respectively.  Before allowance for loan losses, total loans outstanding at December 31, 2007 and 2006 were $508.8 million and $402.2 million, respectively.

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

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2007.

	2007		2006		2005		2004		2003

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real Estate:
Commercial
Owner Occupied	$114,168	22.4%	77,668	19.3%	72,222	21.3%	54,323	19.4%	39,301	18.8%
Non-owner occupied	147,478	29.0%	126,008	31.3%	96,950	28.7%	76,284	27.2%	53,898	25.8%
Construction	38,464	7.6%	20,466	5.1%	14,661	4.3%	12,212	4.4%	10,878	5.2%
Total commercial
real estate	300,110	59.0%	224,142	55.7%	183,833	54.3%	142,819	51.0%	104,077	49.8%

Consumer
Residential	59,815	11.7%	59,187	14.7%	50,756	15.0%	46,240	16.5%	35,823	17.2%
Home equity	46,806	9.2%	35,986	9.0%	37,254	11.0%	35,085	12.5%	24,278	11.6%
Construction	7,154	1.4%	8,259	2.0%	5,409	1.6%	5,938	2.1%	4,365	2.1%
Total consumer
real estate	113,775	22.3%	103,432	25.7%	93,419	27.6%	87,263	31.1%	64,466	30.9%

Total real estate	413,885	81.3%	327,574	81.4%	277,252	81.9%	230,082	82.1%	168,543	80.7%

Commercial business	86,863	17.1%	65,891	16.4%	53,753	15.9%	44,872	16.0%	36,107	17.3%
Consumer - other	9,051	1.8%	9,524	2.4%	8,211	2.4%	6,035	2.1%	4,662	2.2%
Deferred origination
fees, net	(949)	(0.2)%	(806)	(0.2)%	(685)	(0.2)%	(642)	(0.2)%	(530)	(0.2)%
Total gross loans, net
of deferred fees	508,850	100.0%	402,183	100.0%	338,531	100.0%	280,347	100.0%	208,782	100.0%
Less - allowance for
loan losses	(5,751)		(4,949)		(4,490)		(3,717)		(2,705)

Total loans, net	$503,099		397,234		334,041		276,630		206,077

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2007.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate- mortgage	$70,081	251,978	46,208	368,267
Real estate- construction	17,418	21,256	6,944	45,618
Total real estate	87,499	273,234	53,152	413,885
Commercial	48,659	37,477	727	86,863
Consumer- other	4,568	3,973	510	9,051
Deferred origination fees, net	(258)	(577)	(114)	(949)
Total gross loan, net of
deferred fees	$140,468	314,107	54,275	508,850

Loans maturing - after one year with
Fixed interest rates				$139,322
Floating interest rates				$229,060

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

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2007.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance, beginning of year	$4,949	4,490	3,717	2,705	1,824

Charge-offs
Commercial	(74)	(65)	(27)	(70)	(18)
Real estate-construction	(1,085)	(181)	-	-	-
Real estate-mortgage	(80)	(982)	(229)	(225)	(118)
Consumer	(57)	(78)	(34)	(40)	(37)

Total charge-offs	(1,296)	(1,306)	(290)	(335)	(173)

Recoveries
Commercial	-	8	1	13	-
Real estate-construction	-	-	-	-	-
Real estate-mortgage	33	65	60	2	-
Consumer	15	42	2	22	4

Total recoveries	48	115	63	37	4

Net loans charged-off	$(1,248)	(1,191)	(227)	(298)	(169)

Provision for loan losses	2,050	1,650	1,000	1,310	1,050

Balance, end of year	$5,751	4,949	4,490	3,717	2,705

Net charge-offs to average loans	0.27%	0.32%	0.07%	0.12%	0.10%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to assess the grading of each loan.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2007.  All loans over 90 days past due are on and included in loans on nonaccrual.

	2007	2006	2005	2004	2003
		(Dollars in thousands)

Loans over 90 days past due	$4,582	945	351	683	396

Loans on nonaccrual:
Mortgage	4,316	1,424	419	339	150
Commercial	75	32	41	386	224
Consumer	45	33	6	14	70
Total nonaccrual loans	4,436	1,489	466	739	444

Total of nonperforming loans	4,436	1,489	466	739	444

Other nonperforming assets	268	1,012	-	28	-

Total nonperforming assets	$4,704	2,501	466	767	444

Percentage of total assets	0.75%	0.49%	0.12%	0.24%	0.19%

Percentage of nonperforming loans and
assets to gross loans	0.92%	0.62%	0.14%	0.27%	0.21%

Allowance for loan losses to gross loans	1.13%	1.23%	1.33%	1.33%	1.30%

Net charge-offs to average loans	0.27%	0.32%	0.07%	0.12%	0.10%

                At December 31, 2007 and December 31, 2006, the allowance for loan losses was $5.8 million and $4.9 million, respectively, or 1.13% and 1.23% of outstanding loans, respectively.  During the years ended December 31, 2007 and 2006, our net charged-off loans were $1.3 million and $1.2 million, respectively.

   At December 31, 2007, the allowance for loan losses represented 1.3 times the amount of non-performing loans, compared to 3.3 times and 9.6 times at December 31, 2006 and 2005, respectively.  The coverage level of the allowance at December 31, 2007 decreased from the coverage level at December 31, 2006 due to an increase in non-performing loans.  A significant portion, or 97.3%, of nonperforming loans at December 31, 2007 are secured by real estate.  We have evaluated the underlying collateral on these loans and determined that the collateral on these loans is sufficient to minimize future losses.

The increase in nonperforming loans at December 31, 2007 compared to December 31, 2006 is represented primarily by two commercial real estate loans with a combined carrying value of $4.1 million.  We incurred a write-down of $1.1 million on one of these loans during the year ended December 31, 2007, which represented 83.0% of total charge-offs year-to-date.  Based on the collateral value of the second loan no loss is presently anticipated.

At December 31, 2007, nonaccrual loans represented 0.71% of total assets.  At December 31, 2007 and December 31, 2006, we had $4.4 and $1.5 million of loans, respectively, on nonaccrual status.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2007 and 2006 was approximately $170,000 and $46,000, respectively.    The amount of interest income recorded in 2007 for loans that were on nonaccrual at December 31, 2007 was approximately $209,000, and was approximately $90,000 in 2006.

As of December 31, 2007, we were not aware of any potential problem loans that were not already categorized as nonaccrual, past due, restructured, or impaired that had borrower credit problems causing us to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  The amount of out-of-market deposits was $155.3 million at December 31, 2007 and $91.3 at December 31, 2006.

    We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  We have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs to 50% of total deposits and dictate that our current interest rate risk profile determines the terms.  In addition, we do not obtain time deposits of $100,000 or more through the Internet.  These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 123%, 116%, and 133% at December 31, 2007, 2006, and 2005, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2007, 2006, and 2006.

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$30,665	- %	$26,281	- %	$19,083	- %
Interest bearing demand deposits	34,338	1.66%	35,048	1.85%	28,153	1.39%
Money market accounts	86,290	3.57%	79,323	3.46%	47,527	1.95%
Savings accounts	1,593	0.69%	1,364	0.45%	1,288	0.37%
Time deposits less than $100,000	45,591	5.01%	35,957	4.55%	25,291	3.36%
Time deposits greater than $100,000	189,514	5.19%	127,922	4.77%	104,444	3.70%
Total deposits	$387,991	4.06%	$305,895	3.64%	$225,786	2.67%

Core deposits, which exclude time deposits of $100,000 or more and wholesale time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $196.0 million, $197.7 million, and $125.9 million at December 31, 2007, 2006, and 2005, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2007 and 2006 is as follows:

	2007	2006
	(Dollars in thousands)
Three months or less	$56,923	$25,399
Over three through six months	82,102	49,831
Over six through twelve months	61,165	39,874
Over twelve months	16,610	32,772
Total	$216,800	$147,876

Capital Resources

Total shareholders' equity was $38.3 million at December 31, 2007 and $34.6 million at December 31, 2006.  The $3.7 million increase between 2007 and 2006 primarily resulted from $3.4 million of net income earned during 2007.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2007.  Since our inception, we have not paid cash dividends.

	2007	2006	2005
Return on average assets	0.60%	0.85%	0.70%
Return on average equity	9.40%	11.95%	8.44%
Equity to assets ratio	6.35%	7.15%	8.36%

   Our return on average assets was 0.60% for the year ended December 31, 2007 and 0.85% and 0.70% for the years ended December 31, 2006 and 2005, respectively.  In addition, our return on average equity was 9.40% for the year ended December 31, 2007, and 11.95% and 8.44% for the same periods in 2006 and 2005, respectively.  The lower returns for the year ended December 31, 2007 relate to lower net income and higher average assets compared to 2006.  The decrease in the equity to assets ratio from December 31, 2006 is a function of the $117.5 million increase in average assets compared to the $3.9 million increase in average equity.

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

The following table sets forth the holding company's and the bank's various capital ratios at December 31, 2007, 2006, and 2005.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	2007		2006		2005
	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	11.1%	12.4%	13.1%	12.3%	14.9%	13.7%
Tier 1 risk-based capital	10.0%	11.3%	11.9%	11.1%	13.6%	12.4%
Leverage capital	8.3%	9.5%	9.4%	8.7%	11.6%	10.5%

Short-Term Borrowings

At December 31, 2005, we had $14.7 million of short-term borrowings in the form of securities sold under agreement to repurchase at an average rate of 4.32%.  During 2005, securities sold under agreement to repurchase averaged $16.7 million, with $18.9 million being the maximum amount outstanding at any month-end.  The average rate paid in 2005 was 3.35%.

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2007, unfunded commitments to extend credit were $104.5 million, of which approximately $65.0 million was at fixed rates and $39.5 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2007, there was a $2.8 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were liability sensitive during the later half of the year ended December 31, 2006 and through the end of 2007.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 39% and 49% of our loans were variable rate loans at December 31, 2007 and 2006, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (33.9%) because $200.9 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

                  At December 31, 2007 and 2006, our liquid assets amounted to $17.0 million and $16.6 million, or 2.7% and 3.3% of total assets, respectively.  Our investment securities at December 31, 2007 and 2006 amounted to $87.5 million and $74.3 million, or 13.9% and 14.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, a substantive portion of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $43.8 million for which there were no borrowings against the lines at December 31, 2007.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2007 was $3.4 million, based on the bank's $7.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.  The company also has a $15.0 million revolving line of credit with another bank for which $7.0 million was unused at December 31, 2007.

                We signed a ten-year, five-month lease on our new headquarters and main office.  The lease provides for a substantial reduction in the rent rate for the first five months of the lease and provides for annual lease rate escalations based on cost of living adjustments.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$9,257	$-	$-	$-	$9,257
Investment securities	2,875	19,042	27,984	28,928	78,829
Loans	204,533	49,411	202,907	47,351	504,202

Total earning assets	$216,665	$68,453	$230,891	$76,279	$592,288

Interest-bearing liabilities:
Money market and NOW	$118,273	$-	$-	$-	$118,273
Regular savings	1,692	-	-	-	1,692
Time deposits	82,554	160,578	18,126	-	261,258
FHLB advances and related debt	95,520	14,000	39,000	10,000	158,520
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$311,442	$174,578	$57,126	$10,000	$553,146

Period gap	$(94,777)	$(106,125)	$173,791	$66,279
Cumulative Gap	(94,777)	(200,902)	(27,137)	39,142

Ratio of cumulative gap to total earning assets	(16.0%)	(33.9%)	(4.6%)	6.6%

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

     The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2007.

	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
	One Year	Years	Years	Years	Years	Total
	(Dollars in thousands)

Certificates of deposit	$243,158	$10,693	$3,756	$3,651	$-	$261,258
FHLB advances and related debt	109,520	17,000	2,000	20,000	10,000	158,520
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,051	1,030	652	1,340	4,139	8,212

Total	$353,729	$28,723	$6,408	$24,991	$27,542	$441,393

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the company.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company's adoption of FIN 48 during the year did not have an impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company's split dollar life insurance arrangements that provide a benefit to current employees, do not extend to any post retirement periods.  Accordingly, the company does not anticipate that EITF 06-4 will impact its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5").  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-5 will have a significant impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a significant impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurement." The Company does not currently anticipate electing the fair value option provided under SFAS No. 159.

In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years.  Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)") which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

              Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

                See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Liquidity and Interest Rate Sensitivity.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and due from banks	$7,714,494	$9,112,675
Federal funds sold	9,256,679	7,466,458
Investment securities available for sale	64,010,163	50,199,513
Investment securities held to maturity-
(fair value $14,572,918 and $16,576,673)	14,819,092	17,044,531
Other investments, at cost	8,677,682	7,060,100
Loans, net	503,098,382	397,233,829
Property and equipment, net	5,390,724	6,450,854
Accrued interest receivable	3,324,361	2,381,336
Other real estate owned	267,733	1,012,030
Bank owned life insurance	8,907,402	8,142,947
Deferred income taxes	2,002,604	1,907,966
Other assets	659,545	1,331,712

Total assets	$628,128,861	$509,343,951

Liabilities
Deposits	$412,820,468	$345,504,076
Official checks outstanding	818,885	4,131,107
Federal Home Loan Bank advances and related debt	158,520,000	108,500,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	2,739,270	2,278,154
Accounts payable and accrued expenses	1,549,465	944,168

Total liabilities	589,851,088	474,760,505

Commitments and contingencies - Note 12

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share,
authorized, 10,000,000 shares, issued and outstanding 2,946,456 and
2,933,868 at December 31, 2007 and 2006, respectively	29,465	29,339
Nonvested restricted stock	(40,556)	-
Additional paid-in capital	31,033,558	30,846,538
Accumulated other comprehensive income (loss)	95,830	(16,465)
Retained earnings	7,159,476	3,724,034

Total shareholders' equity	38,277,773	34,583,446

Total liabilities and shareholders' equity	$628,128,861	$509,343,951

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2007	2006	2005

Interest income
Loans	$34,611,771	$27,629,556	$19,930,728
Investment securities	4,367,635	2,826,007	1,634,403
Federal funds sold	540,385	473,362	104, 414

Total interest income	39,519,791	30,928,925	21,669,545
Interest expense
Deposits	15,771,329	11,139,822	6,036,043
Borrowings	7,009,472	5,439,587	3,548,820

Total interest expense	22,780,801	16,579,409	9,584,863

Net interest income	16,738,990	14,349,516	12,084,682
Provision for loan losses	2,050,000	1,650,000	1,000,000

Net interest income after provision for loan losses	14,688,990	12,699,516	11,084,682

Noninterest income
Loan fee income	173,139	123,756	169,876
Service fees on deposit accounts	430,583	259,296	251,644
Other real estate owned activity	27,657	(165,627)	-
Income from bank owned life insurance	374,383	142,947	-
Other income	256,490	219,123	404,261

Total noninterest income	1,262,252	579,495	825,781

Noninterest expenses
Compensation and benefits	6,019,277	4,398,106	3,340,402
Professional fees	573,009	384,926	303,986
Marketing	498,844	390,377	377,093
Insurance	450,245	183,139	152,761
Occupancy	1,433,371	663,139	799,267
Data processing and related costs	1,170,777	854,084	919,379
Telephone	135,818	82,066	55,972
Impairment of long lived assets	-	-	1,500,000
Other	593,443	395,471	406,520

Total noninterest expenses	10,874,784	7,351,308	7,855,380

Income before income tax expense	5,076,458	5,927,703	4,055,083

Income tax expense	1,641,016	2,026,909	1,540,931

Net income	$3,435,442	$3,900,794	$2,514,152

Earnings per common share
Basic (1)	$1.17	$1.33	$.86
Diluted (1)	$1.06	$1.20	$.78

Weighted average common shares outstanding
Basic (1)	2,942,369	2,931,640	2,922,403
Diluted (1)	3,234,145	3,238,329	3,223,405

(1)  The 2005 period has been restated for the stock dividend distributed August 14, 2006.

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER  31, 2007, 2006  AND 2005

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders'
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2004	2,647,994	$26,480	$-	$25,546,259	$49,989	$2,455,860	$28,078,588

Net income	-	-	-	-	-	2,514,152	2,514,152

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(200,591)	-	(200,591)

Comprehensive income	-	-	-	-	-	-	2,313,561

Proceeds from exercise of stock
options and warrants	11,725	117	-	80,481	-	-	80,598

December 31, 2005	2,659,719	$26,597	$-	$25,626,740	$(150,602)	$4,970,012	$30,472,747

Net income	-	-	-	-	-	3,900,794	3,900,794

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	134,137	-	134,137

Comprehensive income	-	-	-	-	-	-	4,034,931

Proceeds from exercise of stock
options and warrants	7,500	75	-	49,645	-	-	49,720

Stock dividend (10%), net of cash in
lieu of fractional shares	266,649	2,667	-	5,143,659	-	(5,146,772)	(446)

Compensation expense related to
stock options, net of tax	-	-	-	1,141	-	-	1,141

Tax benefit related to exercise of
stock options	-	-	-	25,353	-	-	25,353

December 31, 2006	2,933,868	$29,339	$-	$30,846,538	$(16,465)	$3,724,034	$34,583,446

Net income	-	-	-	-	-	3,435,442	3,435,442

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	112,295	-	112,295

Comprehensive income	-	-	-	-	-	-	3,547,737

Proceeds from exercise of stock
options and warrants	10,088	101	-	62,786	-	-	62,887

Issuance of restricted stock	2,500	25	(54,075)	54,050	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	13,519	-	-	-	13,519

Compensation expense related to
stock options	-	-	-	18,856	-	-	18,856

Tax benefit related to exercise of
stock options	-	-	-	51,328	-	-	51,328

December 31, 2007	2,946,456	$29,465	$(40,556)	$31,033,558	$95,830	$7,159,476	$38,277,773

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006	2005

Operating activities
Net income	$3,435,442	$3,900,794	$2,514,152
Adjustments to reconcile net income to cash provided by
(used for) operating activities:
Provision for loan losses	2,050,000	1,650,000	1,000,000
Depreciation and other amortization	482,717	348,679	260,009
Impairment of long lived assets	-	-	1,500,000
Write-down of real estate owned	50,000	-	-
Loss (gain) on sale of real estate owned	193,618	(1,065)	-
Gain on sale of property held for sale	(319,291)	-	-
Gain on sale of property and equipment	-	(17,889)	-
Accretion and amortization of securities discounts and premiums, net	85,713	100,019	127,724
Compensation expense related to stock options and restricted stock grants	32,375	1,141	-
Increase in cash surrender value of bank owned life insurance	(374,383)	(142,947)	-
Increase in deferred tax asset	(94,638)	(173,536)	(754,428)
Increase in other assets, net	(270,858)	(1,488,117)	(566,771)
Increase (decrease) in other liabilities, net	(2,296,663)	(5,754,740)	10,289,618

Net cash provided by (used for) operating activities	2,974,032	(1,577,661)	14,370,304

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(107,914,553)	(67,194,287)	(58,410,292)
Purchase of property and equipment	(1,388,118)	(1,229,762)	(5,322,896)
Proceeds from sale of property and equipment	-	25,000	-
Purchase of investment securities:
Available for sale	(23,102,121)	(44,333,554)	(1,292,018)
Held to maturity	-	-	(10,258,021)
Other investments	(3,282,582)	(5,567,200)	(5,241,250)
Payment and maturity of investment securities:
Available for sale	9,456,734	5,548,167	1,777,884
Held to maturity	2,188,940	2,256,200	3,982,907
Other investments	1,665,000	3,982,500	3,629,700
Purchase of life insurance policies	(390,072)	(8,000,000)	-
Proceeds from sale of property held for sale	2,284,822	-	-
Proceeds from sale of real estate acquired in settlement of loans	500,679	1,340,269	28,000

Net cash used for investing activities	(119,981,271)	(113,172,667)	(71,105,986)

Financing activities
Increase in deposits, net	67,316,392	91,356,035	49,283,899
Increase (decrease) in federal funds purchased and repurchase agreements	-	(14,680,000)	1,580,001
Proceeds from the issuance of junior subordinated debentures	-	-	7,217,000
Increase in Federal Home Loan Bank advances	50,020,000	29,000,000	18,840,000
Proceeds from the exercise of stock options and warrants	62,887	49,720	80,598
Cash in lieu of fractional shares	-	(446)	-

Net cash provided by financing activities	117,399,279	105,725,309	77,001,498

Net increase (decrease) in cash and cash equivalents	392,040	(9,025,019)	20,265,816

Cash and cash equivalents, beginning of year	16,579,133	25,604,152	5,338,336

Cash and cash equivalents, end of year	$16,971,173	$16,579,133	$25,604,152

Supplemental information
Cash paid for
Interest	$22,319,685	$15,811,890	$8,694,242
Income taxes	$1,781,011	$2,225,869	$2,192,025

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$1,965,531	$-	$-
Foreclosure of real estate	$-	$2,351,234	$-
Unrealized (gain) loss on securities, net of income taxes	$(112,295)	$(134,137)	$200,591

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

                Southern First Bancshares, Inc.  (the "Company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively (the "Trusts")).  On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The bank owns all of the capital stock of JB Properties.  This subsidiary is for the purpose of owning real estate acquired in loan foreclosures.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

                On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,897,493 after adjustment of 3 for 2 stock split and subsequent stock dividend). The offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

                On June 26, 2003, Trust I offered and sold $6.0 million of floating rate securities.  The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The Company invested $186,000 in the Trust.

                On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  On June 20, 2006, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  All fractional shares were paid in cash.  Earnings per share and average shares outstanding have been adjusted to reflect the subsequent stock dividend for all periods shown.

                On September 24, 2004, the Company sold 800,000 shares of its common stock and on October 15, 2004 sold 120,000 additional shares for a total of 920,000 shares (1,012,000 after adjustment for subsequent stock dividend).  All shares were sold at $17.875 per share. The offering raised approximately $14.9 million, net of underwriting discounts, commissions and offering expenses.

                On December 22, 2005, Trust II offered and sold $7.0 million of floating rate securities.  The Company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinate debentures in the balance sheets.  The Company invested $217,000 in the Trust.

                The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern First Bank, N.A.  In consolidation, all significant intercompany transactions have been eliminated.  The accounting and reporting policies conform to accounting principles generally accepted in the United States of America.  In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") in Interpretation No. 46, the operations of the Trusts have not been consolidated in these financial statements.

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

The bank makes loans to individuals and businesses in the Upstate and Midlands regions of South Carolina for various personal and commercial purposes.  The Bank's loan portfolio has a concentration of real estate loans. As of December 31, 2007 and 2006, real estate loans represented 81.3% and 81.4%, respectively, of total loans.  However, borrowers' ability to repay their loans is not dependent upon any specific economic sector.

Investment securities

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  The statement requires investments in equity and debt securities to be classified into three categories:

1.   Available for sale securities: These are securities that are not classified as either held to maturity or as trading securities.  These securities are reported at fair market value.  Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income (loss)).

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

Other investments

The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank.  The stock is generally pledged against any borrowings from these institutions.  No ready market exists for the stock and it has no quoted market value.  However, redemption of these stocks has historically been at par value.  Other investments also include a $403,000 investment in the Trusts.

Loans, interest and fee income on loans

Loans are stated at the principal balance outstanding.  Unamortized net loan fees and the allowance for possible loan losses are deducted from total loans on the balance sheets.  Interest income is recognized over the term of the loan based on the principal amount outstanding.  The net of loan origination fees received and direct costs incurred in the origination of loans is deferred and amortized to interest income over the contractual life of the loans adjusted for actual principal prepayments using a method approximating the interest method.   Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated.  When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce the loan's principal balance.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful or loss.  Loans classified as substandard or special mention are individually evaluated and a portion of the general reserve is allocated as appropriate.  In addition, the general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component may be maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management's estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Bank owned life insurance policies

    Bank owned life insurance policies represents the cash value of policies on certain officers of the Bank.

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

Income taxes

The financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109."  Under SFAS No. 109 and FIN 48, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Stock-based compensation

The company has a stock-based employee compensation plan.  On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plan.  The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (as amended)" ("APB 25").  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized. On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by SFAS approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

SFAS
56

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.  Earnings per share amounts have been adjusted to reflect the subsequent stock dividend.

	For the years ended December 31,
	2007	2006	2005

Net income as reported	$3,435,442	$3,900,794	$2,514,152
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	32,375	1,141	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(32,375)	(1,141)	(199,934)

Pro forma net income including stock-based compensation cost
based on fair-value method	$3,435,442	$3,900,794	$2,314,218

Earnings per share:
Basic - as reported	$1.17	$1.33	$0.86
Basic - pro forma	1.17	1.33	0.79

Diluted - as reported	$1.06	$1.20	$0.78
Diluted - pro forma	1.06	1.20	0.72

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 10.00% for 2007 and 2006, and 6.76% for 2005, risk-free interest rate of 4.60% for 2007 and 2006, and 4.02% for 2005, 10 years expected lives of the options, and the assumed dividend rate was zero.

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

Earnings per common share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005.  Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The 2005 number of shares and the earnings per share have been adjusted to reflect the subsequent stock dividend.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

            At December 31, 2007 and 2006, 59,750 and 10,000 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	2007	2006	2005
Basic Earnings Per Share
Average common shares outstanding	2,942,369	2,931,640	2,922,403
Net income	$3,435,442	$3,900,794	$2,514,152
Earnings per share	$1.17	$1.33	$0.86

Diluted Earnings Per Share
Average common shares outstanding	2,942,369	2,931,640	2,922,403
Average dilutive common shares	291,776	306,689	301,002
Adjusted average common shares	3,234,145	3,238,329	3,223,405
Net income	$3,435,442	$3,900,794	$2,514,152
Earnings per share	$1.06	$1.20	$0.78

Recently issued accounting pronouncements

                The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company's adoption of FIN 48 during the year did not have an impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements".  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967".  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company's split dollar life insurance arrangements that provide a benefit to current employees, do not extend to any post retirement periods.  Accordingly, the company does not anticipate that EITF 06-4 will impact its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5").  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-5 will have a significant impact on its financial position, results of operations or cash flows.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a significant impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, "Fair Value Measurement." The Company does not currently anticipate electing the fair value option provided under SFAS No. 159.

In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years.  Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)") which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

               Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

                The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank.  At December 31, 2007 and 2006, the bank had $2.2 million and $2.1 million, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3 - FEDERAL FUNDS SOLD

                The Bank's cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis.  At December 31, 2007 and 2006, federal funds sold amounted to $9.3 million and $7.5 million, respectively.  Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

NOTE 4 - INVESTMENT SECURITIES

                The amortized costs and fair value of investment securities available for sale and held to maturity are as follows:

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Government sponsored enterprises	$10,991,986	$86,081	$-	$11,078,067
State and political subdivisions	3,792,639	-	56,841	3,735,798
Mortgage-backed securities	47,061,138	442,934	331,774	47,172,298
Preferred Stock	2,019,204	4,796	-	2,024,000

	$63,864,967	$533,811	$388,615	$64,010,163

Held to maturity
Mortgage-backed securities	$14,819,092	$-	$246,174	$14,572,918

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Government sponsored enterprises	$1,995,984	$-	$7,448	$1,988,536
State and political subdivisions	3,794,969	33	13,326	3,781,676
Mortgage-backed securities	44,477,840	191,228	239,767	44,429,301

	$50,268,793	$191,261	$260,541	$50,199,513

Held to maturity
Mortgage-backed securities	$17,044,531	$-	$467,858	$16,576,673

NOTE 4 - INVESTMENT SECURITIES, Continued

                The amortized costs and fair values of investment securities available for sale at December 31, 2007 and 2006, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Due after one through five years	$528,221	$531,535	$1,995,984	$1,988,536
Due after five through ten year	19,697,399	19,816,761	4,590,775	4,607,783
Due after ten years	43,639,347	43,661,867	43,682,034	43,603,194

	$63,864,967	$64,010,163	$50,268,793	$50,199,513

Held to maturity
Due after five through ten year	$332,724	$329,062	$440,719	$429,041
Due after ten years	14,486,368	14,243,856	16,603,812	16,147,632

	$14,819,092	$14,572,918	$17,044,531	$16,576,673

                The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2007	value	losses	value	losses	value	losses
Available for sale
State and political
subdivisions	$-	$-	$3,735,798	$56,841	$3,735,798	$56,841
Mortgage-backed	4,148,032	302,746	5,687,578	29,028	9,835,610	331,774

	$4,148,032	$302,746	$9,423,376	$85,869	$13,571,408	$388,615

Held to maturity
Mortgage-backed	$-	$-	$14,572,918	$246,174	$14,572,918	$246,174

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2006	value	losses	value	losses	value	losses
Available for sale
Government sponsored
enterprises	$1,988,536	$7,448	$-	$-	$1,988,536	$7,448
State and political
subdivisions	2,134,803	13,326	-	-	2,134,803	13,326
Mortgage-backed	6,412,576	55,716	7,425,274	184,051	13,837,850	239,767

	$10,535,915	$76,490	$7,425,274	$184,051	$17,961,189	$260,541

Held to maturity
Mortgage-backed	$-	$-	$16,576,673	$467,858	$16,576,673	$467,858

              At December 31, 2007, the Company had six state and political subdivision, and nine mortgage-backed securities in an unrealized loss position, of which 14 securities had been impaired greater than 12 months.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

NOTE 4 - INVESTMENT SECURITIES, Continued

                Other investments totaled approximately $8.7 million and $7.1 million at December 31, 2007 and 2006, respectively.  Other investments at December 31, 2007, consisted of Federal Reserve Bank stock with a cost of $1.0 million, FHLB stock with a cost of $7.2 million, and investments in the Trusts of $403,000.  At December 31, 2006, the company owned Federal Reserve Bank stock with a cost of $968,700, Federal Home Loan Bank stock with a cost of $5.7 million, and an investment in the Trusts of $403,000.  All of the FHLB stock is used to collateralize advances with the FHLB.

                No investment securities were sold in 2007, 2006 or 2005.  Accordingly, no gains or losses were recorded.  At December 31, 2007, $43.4 million of securities were pledged to the FHLB as collateral for outstanding borrowings.  In addition, approximately $2.8 million was pledged to secure deposits.  At December 31, 2007, $14.2 million of securities were pledged as collateral for repurchase agreements from brokers.

                Management limits its credit risk by generally investing its portfolio principally in obligations of the United States, its agencies or its corporations and general obligation municipal securities.  Included in the investment portfolio at December 31, 2007, are mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation totaling $37.6 million and $16.2 million, respectively.

NOTE 5 - LOANS

                The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate and Midlands regions of South Carolina.  The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.   The Company focuses its lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners.  The principal component of the loan portfolio is loans secured by real estate mortgages which account for 81.3% of total loans at December 31, 2007.  Commercial loans comprise 72.5% of total real estate loans and consumer loans account for 27.5%.  Commercial loans are further categorized into owner occupied which represents 22.4% of total loans and non-owner occupied of 29.0%.  Commercial construction loans represent only 7.6% of the total loan portfolio.

                In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2007, approximately $57.3 million, or 11.3% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 71 loans totaling approximately $16.6 million had loan-to-value ratios of 100% or more.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

NOTE 5 - LOANS, Continued

                The composition of net loans by major loan categories is as follows:

	December 31,
	2007	2006
Real estate:
Commercial
Owner occupied	$114,167,660	$77,668,271
Non-owner occupied	147,478,611	126,007,968
Construction	38,463,845	20,466,078
	300,110,116	224,142,317
Consumer:
Residential	59,814,952	59,186,972
Home equity	46,806,014	35,986,034
Construction	7,153,508	8,258,829
	113,774,474	103,431,835
Total real estate loans	413,884,590	327,574,152

Commercial business	86,863,443	65,890,649
Consumer-other	9,051,025	9,524,297
Deferred origination fees, net	(949,368)	(806,007)

Gross loans	508,849,690	402,183,091
Less allowance for loan losses	(5,751,308)	(4,949,262)

Loans, net	$503,098,382	$397,233,829

At December 31, 2007 and 2006, there was $4.4 million and $1.6 million, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2007 was approximately $170,000 and approximately $46,000 in 2006.  The amount of interest income recorded in 2007 for loans that were on nonaccrual at December 31, 2007 was approximately $209,000, and was approximately $90,000 in 2006.

                At December 31, 2007, approximately $141.9 million of the Bank's first mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 9.

                The composition of gross loans by rate type is as follows:

	December 31,
	2007	2006
Variable rate loans	$192,783,820	$195,020,965
Fixed rate loans	316,065,870	207,162,126
	$508,849,690	$402,183,091

                The allowance for loan losses is available to absorb future loan charge-offs.  The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off.  The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

                Activity within the allowance for loan losses account follows:

	For the years ended December 31,
	2007	2006	2005
Balance, beginning of year	$4,949,262	$4,489,597	$3,716,645
Recoveries of loans previously charged-off	47,556	115,661	63,206
Provision for loan losses	2,050,000	1,650,000	1,000,000
Loans charged-off	(1,295,510)	(1,305,996)	(290,254)

Balance, end of year	$5,751,308	$4,949,262	$4,489,597

NOTE 5 - LOANS, Continued

                At December 31, 2007, impaired loans amounted to approximately $4.2 million for which a reserve of approximately $303,000 was allocated in the allowance.  During 2007, the average recorded investment in impaired loans was approximately $2.7 million.  At December 31, 2006, impaired loans amounted to approximately $1.2 million for which a reserve of approximately $246,000 was allocated in the allowance. During 2006, the average recorded investment in impaired loans was approximately $807,000.

NOTE 6 - PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2007	2006

Land	$1,099,459	$1,099,459
Buildings	1,613,177	3,648,550
Leasehold Improvements	1,095,207	-
Furniture and equipment	2,262,309	1,351,716
Software	323,696	306,174
Construction in process	459,831	1,095,034
	6,853,679	7,500,933
Accumulated depreciation	(1,462,955)	(1,050,079)

Total property and equipment	$5,390,724	$6,450,854

                At December 31, 2007, construction in process is related to costs incurred on property and construction for future branch office sites.  At December 31, 2006, construction in process is related to costs incurred to upfit the company's new main office and headquarter building.

                Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $482,717, $348,679 and $260,009, respectively.  Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets.  The estimated useful lives for the principal items follow:

Type of Asset	Life in Years

Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 - DEPOSITS

                The following is a detail of the deposit accounts:

	December 31,
	2007	2006

Non-interest bearing	$31,597,973	$30,878,769
Interest bearing:
NOW accounts	37,802,434	34,311,644
Money market accounts	80,470,302	83,226,342
Savings	1,691,618	1,544,448
Time, less than $100,000	44,458,268	47,666,785
Time, $100,000 and over	216,799,873	147,876,088

Total deposits	$412,820,468	$345,504,076

NOTE 7 - DEPOSITS, Continued

                At December 31, 2007 and 2006, the bank had approximately $155.3 million and $91.3 million of time deposits that were obtained outside of the bank's primary market.  Interest expense on time deposits greater than $100,000 was $9.8 million and $6.1 million in the years ended December 31, 2007 and 2006, respectively.

                At December 31, 2007 the scheduled maturities of certificates of deposit are as follows:

2008	$243,158,158
2009	10,693,189
2010	3,756,165
2011	3,439,235
2012 and after	211,394

$261,258,141

NOTE 8 -SHORT-TERM REPURCHASE AGREEMENTS

                At December 31, 2007 and 2006, the bank had no securities under agreements to repurchase with brokers on a short-term basis.  During 2006, agreements to repurchase averaged $8.4 million, with $14.4 million being the maximum amount outstanding at any month-end.  The average rate paid in 2006 was 4.92%.

NOTE 9 -FEDERAL HOME LOAN BANK ADVANCES AND RELATED DEBT

               At December 31, 2007, the bank had $158.5 million in FHLB advances and related debt.  Of the $158.5 million, FHLB advances represented $138.5 million, securities sold under structured agreements to repurchase represented $12.0 million, and $8.0 million was outstanding under a revolving line of credit.

                The FHLB advances are secured with approximately $141.9 million of first mortgage loans and $7.2 million of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$10,000,000	4.62%	February 12, 2008	Daily
15,000,000	4.68%	April 22, 2019	January 22, 2008
7,500,000	4.38%	February 13, 2017	February 13, 2008
7,500,000	4.27%	May 10, 2012	February 11, 2008
20,000,000	4.69%	September 7, 2011	March 7, 2008
9,000,000	4.49%	July 11, 2017	April 11, 2008
5,000,000	4.25%	July 24, 2017	April 24, 2008
10,000,000	4.42%	May 10, 2012	May 10, 2008
5,000,000	4.07%	October 11, 2016	January 11, 2008
5,000,000	3.36%	January 30, 2013	January 30, 2008
10,000,000	4.47%	February 17, 2019	February 17,2009
7,500,000	4.39%	May 12, 2014	May 12, 2009
7,000,000	4.21%	May 14, 2014	May 14, 2009
20,000,000	4.58%	May 5, 2010	-
$138,500,000

                     At December 31, 2007 the bank had sold two securities under structured agreements to repurchase with brokers.  The first repurchase agreement for $10.0 million has a rate of 3.63% and matures on September 18, 2017.  The buyer has an option to call the agreement on a quarterly basis.  The second repurchase agreement for $2.0 million has a rate of 3.65% and matures on December 17, 2017.  The buyer has an option to call the agreement on December 17, 2010 and quarterly thereafter.  These agreements were secured with approximately $14.2 million of investment securities.

NOTE 9 -FEDERAL HOME LOAN BANK ADVANCES AND RELATED DEBT, Continued

                The Company had a $15.0 million revolving line of credit with another bank for which $8.0 million was outstanding at December 31, 2007.  The line of credit matures on December 28, 2012 and bears interest at prime less 1.25%, which at December 31, 2007 was 6.00%.  The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality.  As of December 31, 2007, the Company believes it was in compliance with all covenants.

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
$108,500,000

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES

               On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033.  The rate is adjusted quarterly and was 7.96% at December 31, 2007.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.  The debenture issuance cost, net of accumulated amortization, totaled $99,000 at December 31, 2007 and is included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively, and are included in borrowings interest expense.

                On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035.  The rate is adjusted quarterly and was

6.27% at December 31, 2007.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

                The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

 NOTE 11 - UNUSED LINES OF CREDIT

                At December 31, 2007, the Bank had four unused lines of credit to purchase federal funds that totaled $43.8 million.  The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  The lender has reserved the right to withdraw the line at their option.  The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  The Bank has collateral that would support approximately $3.4 million in additional borrowings at December 31, 2007.

                The Company has a $15.0 million revolving line of credit with another bank for which $7.0 million was unused at December 31, 2007.  The line of credit matures on December 28, 2012 and bears interest at prime less 1.25%, which at December 31, 2007 was 6.00%.  The proceeds of the line of credit will be used for working capital and general corporate purposes as well as to increase the capital investment in the Company's wholly-owned bank.  The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality.  As of December 31, 2007, the Company believes it was in compliance with all covenants.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

                 The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and three executive vice presidents.  These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and d) a severance payment equal to one year of compensation.  The total estimated aggregate commitment is approximately $882,000.

                 The Company has entered into an agreement with a data processor with a remaining term of three years to provide ATM services, item processing and general ledger processing.  Components of this contract include monthly charges of approximately $32,000.

                At December 31, 2007, the Company occupied land and banking office space under leases expiring on various dates through 2028.   The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

For the years ended December 31,
2008	$1,051,239
2009	1,030,405
2010	652,079
2011	663,348
2012	677,049
Thereafter	4,138,373

$8,212,493

                The Bank has commitments related to the cost to build two new branch offices for approximately $899,000 and $872,000.  The Bank had not incurred any costs on these commitments as of December 31, 2007.

                The Bank may be subject to litigation and claims in the normal course of business.  As of December 31, 2007, management believes there is no material litigation pending.

NOTE 13 - INCOME TAXES

                The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the years ended December 31,
	2007	2006	2005

Current income taxes:
Federal	$1,048,815	$2,152,691	$2,211,902
State	176,000	211,000	199,000
Total current tax expense	1,224,815	2,363,691	2,410,902
Deferred income tax expense (benefit) and change in
valuation allowance	416,201	(336,782)	(869,971)
Income tax expense	$1,641,016	$2,026,909	$1,540,931

                The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
	2007	2006	2005

Tax expense at statutory rate	$1,725,996	$2,015,419	$1,378,728
Effect of state income taxes	116,160	139,260	131,340
Exempt income and other	(201,140)	(127,770)	30,863

Income tax expense	$1,641,016	$2,026,909	$1,540,931

                The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,625,427	$1,456,861
Net deferred loan fees	322,785	274,042
Real estate impairment charge	-	510,000
Unrealized loss on securities available for sale	-	23,555
Sale of real estate owned	17,000	163,478
Other	99,028	45,650
	2,064,240	2,473,586

Deferred tax liabilities:
Property and equipment	$145,513	$147,366
Unrealized gain on securities available for sale	49,367	-
Other	85,527	53,263
	280,407	200,629
Net deferred tax asset	$1,783,833	$2,272,957

                The net of current taxes payable and net deferred tax assets is included in other assets on the balance sheets.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 14 - RELATED PARTY TRANSACTIONS

                Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

                A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
	2007	2006

Balance, beginning of year	$13,891,508	$13,859,836

New loans	25,037,238	10,223,560
Less loan payments	(18,942,407)	(10,191,888)

Balance, end of year	$19,986,339	$13,891,508

                Deposits by officers and directors and their related interests at December 31, 2007 and 2006, were $1.8 million and $2.4 million, respectively.

                The Bank purchased various signage for its Greenville and Columbia offices during 2007 from the same vendor used in the past for such signage.  During 2007 and 2006, one of the Bank's directors acted as chairman of the board for the respective company.  The Bank paid approximately $31,000 and $36,000 to the company for the years ended December 31, 2007 and 2006, respectively.  The Bank is of the opinion that the cost of signage represents market costs that could have been obtained in similar "arms length" transactions.

                One of the Bank's executive officers is a shareholder of a company which owns a local newspaper.  During the years ended December 31, 2007 and 2006, the Bank paid approximately $2,000 and $31,915, respectively, to the company for advertising expenses.  The Bank is of the opinion that the advertising costs represent market costs that could have been obtained in similar "arms length" transactions.

                On September 20, 2005, the Bank entered into a ten year, five month lease with various renewal options on its new main office building.  The Company moved the corporate office and branch operation to the new leased space in the first quarter of 2007.  Mr. Cothran, a director of the Bank and real estate developer by occupation, assisted the bank in the negotiation of the lease.  The lessor paid Mr. Cothran a leasing agency fee of $164,414, of which $82,207 was paid in 2005 and the remainder in 2007 when the Bank occupied the building.

                The Bank also has a land lease with Mr. Cothran on the property for a branch office, with monthly payments of $4,804.  In addition, the Bank had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites.  Beginning in 2006, the Bank has also contracted with Mr. Cothran on an annual basis to provide property management services for each of its branch offices.  The Bank paid Mr. Cothran approximately $19,000 for these services during 2006 and $41,000 during 2007.

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

                In January 2008, the Bank entered into a commitment with a company partially owned by one of the Bank's directors.  The Bank has committed to pay the company a development fee up to $550,000 in three annual installments related to the development and construction of the Company's regional headquarters in Cayce, South Carolina.  The Bank paid the first installment of approximately $189,000 in January 2008.

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

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2007, unfunded commitments to extend credit were approximately $104.5 million, of which $65.0 million is at fixed rates and $39.5 million is at variable rates.  The Company evaluates each customer's credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2007, there was a $2.8 million commitment under letters of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.  The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing.  The total fair value of such instruments is not material.

NOTE 16 - EMPLOYEE BENEFIT PLAN

                On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees.  The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan.  The Company contributes to the Plan annually upon approval by the Board of Directors.  Contributions made to the Plan in 2007, 2006, and 2005 amounted to approximately $130,000, $100,000, and $75,000, respectively.

NOTE 17 - WARRANTS AND STOCK OPTIONS AND GRANT PLANS

                Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 213,593 shares (adjusted for 3 for 2 stock split in 2004 and the stock dividend in 2006) of common stock at $6.06 per share.  These warrants vested over a three-year period, are currently exercisable, and expire on October 27, 2009.  There were 204,192 warrants outstanding at December 31, 2007 and 209,192 warrants outstanding at December 31, 2006 and 2005.

                On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees.  The Board may grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date.  On December 20, 2005, the Company's Board of Directors approved accelerating all unvested options granted to officers and employees effective December 28, 2005.

NOTE 17 - WARRANTS AND STOCK OPTIONS AND GRANT PLANS, Continued

                A summary of the status of the stock option plan and changes for the years ended December 31, are presented below:

	2007			2006			2005
		Weighted			Weighted			Weighted
		average	Aggregate		average	Aggregate		average
		exercise	Intrinsic		exercise	Intrinsic		exercise
	Shares	price	Value	Shares	price	Value	Shares	price

Outstanding at beginning of year	270,227	$8.57		268,427	$8.01		277,475	$7.82
Granted	3,000	21.48		10,000	21.70		2,750	19.28
Exercised	5,088	6.41		8,200	6.63		11,798	6.27
Forfeited or expired	-	-		-	-		-	-

Outstanding at end of year	268,139	$8.76	3,092,305	270,227	$8.57	3,487,915	268,427	$8.01

Options exercisable at year-end	262,727		3,092,305	260,227		3,487,915	268,427

Shares available for grant	143,199			146,199			156,199

                The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.  This amount changes based on the fair market value of the Company's stock.

                On March 21, 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees.  At December 31, 2007, 11,000 shares (adjusted for the stock dividend in 2006) of stock were authorized under the restricted stock plan, of which 8,500 shares were available to be granted.  During the year ended December 31, 2007, the Company awarded 2,500 shares with a weighted average fair value of $21.63.

                Shares of restricted stock granted to employees under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant.  During this period, the holder is entitled to full voting rights and dividends.

                A summary of the status of the Company's nonvested restricted stock and changes for the year ended December 31, 2007 is as follows:

Weighted Average
	Restricted	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	-	$-
Granted	2,500	21.63
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2007	2,500	$21.63

NOTE 18 - COMMON STOCK AND EARNINGS PER SHARE

                    SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net earnings per common share.  The assumed conversion of stock options and warrants can create a difference between basic and diluted net earnings per common share. The weighted average number of common shares outstanding for basic earnings was 2,942,369, 2,931,640, and 2,922,403 for 2007, 2006, and 2005, respectively.  The weighted average number of common shares assumed outstanding for diluted earnings per common share was 3,234,145, 3,238,329, and 3,223,405 in 2007, 2006, and 2005.  The 2005 shares outstanding have been adjusted for the subsequent stock dividend.

NOTE 19 - DIVIDENDS

                There are no current plans to initiate payment of cash dividends and our future dividend policy will depend on the Bank's and the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.   The Bank is restricted in its ability to pay cash dividends under the national banking laws and regulations of the Office of the Comptroller of the Currency ("OCC").  Generally, these restrictions require the Bank to pay cash dividends derived solely from net profits.  Moreover, OCC prior approval is required if cash dividends declared in any calendar year exceed the Bank's net profit for that year combined with its retained net profits for the preceding two years.

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

                Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2007, that the Company and Bank exceed all well capitalized requirements to which they are subject.

                As of April 2, 2007, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events, since that notification that management believes have changed the Bank's category.  The Company's and Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2007
The Company
Total Capital (to risk weighted assets)	$56,933	11.1%	$41,154	8.0%	$51,442	10.0%
Tier 1 Capital (to risk weighted assets)	51,182	10.0	20,577	4.0	30,865	6.0
Tier 1 Capital (to average assets)	51,182	8.3	24,622	4.0	30,778	5.0

The Bank
Total Capital (to risk weighted assets)	$63,987	12.4%	$41,145	8.0%	$51,432	10.0%
Tier 1 Capital (to risk weighted assets)	58,236	11.3	20,573	4.0	30,859	6.0
Tier 1 Capital (to average assets)	58,236	9.5	24,622	4.0	30,778	5.0

As of December 31, 2006
The Company
Total Capital (to risk weighted assets)	$52,550	13.1%	$32,137	8.0%	$40,171	10.0%
Tier 1 Capital (to risk weighted assets)	47,600	11.9	16,069	4.0	24,103	6.0
Tier 1 Capital (to average assets)	47,600	9.4	20,364	4.0	25,455	5.0

The Bank
Total Capital (to risk weighted assets)	$49,223	12.3%	$31,970	8.0%	$39,963	10.0%
Tier 1 Capital (to risk weighted assets)	44,273	11.1	15,985	4.0	23,978	6.0
Tier 1 Capital (to average assets)	44,273	8.7	20,364	4.0	25,455	5.0

NOTE 21 - SELECTED CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

                Following is a summary of operations by quarter:

2007	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$8,961,085	$9,742,411	$10,280,400	$10,535,895
Interest expense	5,177,379	5,591,967	5,857,563	6,153,892

Net interest income	3,783,706	4,150,444	4,422,837	4,382,003
Provision for loan losses	460,000	380,000	450,000	760,000
Noninterest income	593,400	148,143	247,445	273,264
Noninterest expenses	2,507,533	2,819,244	2,785,336	2,762,671

Income before provision for income taxes	1,409,573	1,099,343	1,434,946	1,132,596
Income tax expense	451,517	348,209	478,384	362,906

Net income	$958,056	$751,134	$956,562	$769,690

Earnings per share
Basic	$.33	$.25	$.33	$.26
Diluted	$.29	$.23	$.30	$.24

Weighted average common shares
Basic	2,936,368	2,940,197	2,946,456	2,946,456
Diluted	3,247,726	3,240,625	3,235,959	3,212,268

2006	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$6,626,130	$7,497,871	$8,134,068	$8,670,856
Interest expense	3,266,327	3,934,985	4,440,648	4,937,449

Net interest income	3,359,803	3,562,886	3,693,420	3,733,407
Provision for loan losses	400,000	400,000	400,000	450,000
Noninterest income	155,575	133,998	112,927	176,995
Noninterest expenses	1,789,544	1,769,398	1,854,176	1,938,190

Income before provision for income taxes	1,325,834	1,527,486	1,552,171	1,522,212
Income tax expense	483,930	557,531	532,494	452,954

Net income	$841,904	$969,955	$1,019,677	$1,069,258

Earnings per share
Basic	$.29	$.33	$.35	$.36
Diluted	$.25	$.30	$.32	$.33

Weighted average common shares
Basic	2,927,250	2,931,723	2,933,721	2,933,868
Diluted	3,245,837	3,236,262	3,231,605	3,239,613

NOTE 22 -FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                Securities are valued using quoted fair market prices.  Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.  See Note 15 for additional discussion related to these instruments.

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

                The cash surrender value of bank owned life insurance policies held by the Bank approximates fair values of the policies.

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

                The estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$7,714,494	$7,714,494	$9,112,675	$9,112,675
Federal funds sold	9,256,679	9,256,679	7,466,458	7,466,458
Investment securities available for sale	64,010,163	64,010,163	50,199,513	50,199,513
Investment securities held to maturity	14,819,092	14,572,918	17,044,531	16,576,673
Other investments	8,677,682	8,677,682	7,060,100	7,060,100
Loans, net	503,098,382	506,344,437	397,233,829	391,139,997
Bank owned life insurance	8,907,402	8,907,402	8,142,947	8,142,947

Financial Liabilities:
Deposits	412,820,468	388,584,318	345,504,076	315,729,070
Official checks outstanding	818,885	818,885	4,131,107	4,131,107
Federal Home Loan Bank advances and related debt	158,520,000	164,935,041	108,500,000	107,150,270
Junior subordinated debentures	13,403,000	13,403,000	13,403,000	13,403,000

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

                Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$628,673	$1,264,515
Investment in subsidiaries	58,734,725	44,659,808
Property and equipment, net	-	1,970,520
Other assets	354,292	117,000

Total assets	$59,717,690	$48,011,843

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$16,917	$25,397
Notes Payable	8,020,000
Junior subordinated debentures	13,403,000	13,403,000
Shareholders' equity	38,277,773	34,583,446

Total liabilities and shareholders' equity	$59,717,690	$48,011,843

Condensed Statements of Income

	For the years ended December 31,
	2007	2006	2005
Revenues

Interest income	$29,131	$31,429	$17,393
Rental income	-	225,215	-
Gain on sale of property held for sale	319,291	-	-
Total revenue	348,422	256,644	17,393

Expenses

Interest expense	1,016,401	978,656	419,362
Depreciation	4,989	59,864	4,988
Impairment of long lived assets	-	-	1,500,000
Other expenses	38,305	-	-

Total expenses	1,059,695	1,038,520	1,924,350

Income tax benefit	235,421	-	-

Loss before equity in undistributed net income of subsidiaries	(475,852)	(781,876)	(1,906,957)

Equity in undistributed net income of subsidiaries	3,911,294	4,682,670	4,421,109

Net income	$3,435,442	$3,900,794	$2,514,152

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION, Continued

Condensed Statements of Cash Flows

	For the years ended December 31,
	2007	2006	2005

Operating activities
Net income	$3,435,442	$3,900,794	$2,514,152
Adjustments to reconcile net income to net cash provided by
(used for)operating activities
Equity in undistributed net income of subsidiaries	(3,911,294)	(4,682,670)	(4,421,109)
Depreciation	4,989	59,864	4,988
Impairment of long lived assets	-	-	1,500,000
Gain on sale of property held for sale	(319,291)	-	-
Compensation expense related to stock options and restricted stock grants	32,375	-	-
Decrease (increase) in other assets	(237,292)	18,000	18,000
Increase (decrease) in accounts payable and accrued expenses	(8,480)	(3,019,231)	3,027,818

Net cash provided by (used for) operating activities	(1,003,551)	(3,723,243)	2,643,849

Investing activities
Purchase of property and equipment	-	-	(3,535,374)
Proceeds from sale of property held for sale	2,284,822	-	-
Investment in subsidiaries	(10,000,000)	-	(3,717,000)

Net cash used for investing activities	(7,715,178)	-	(7,252,374)

Financing activities
Proceeds from note payable	8,020,000	-	-
Proceeds from junior subordinated debentures	-	-	7,217,000
Cash in lieu of fractional shares	-	(446)	-
Proceeds from the exercise of stock options and warrants	62,887	49,720	80,598

Net cash provided by financing activities	8,082,887	49,274	7,297,598

Net increase (decrease) in cash and cash equivalents	(635,842)	(3,673,969)	2,689,073

Cash and cash equivalents, beginning of year	1,264,515	4,938,484	2,249,411

Cash and cash equivalents, end of year	$628,673	$1,264,515	$4,938,484

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

                        We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc.  (formerly known as Greenville First Bancshares, Inc.) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Southern First Bancshares, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina

March 21, 2008

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information

There was no information required to be disclosed by the company in a report on Form 8-K during the fourth quarter of 2007 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 and is incorporated herein by reference.

Item 11.  Executive Compensation.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report.  The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 and is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

                    The following consolidated financial statements are located in Item 8 of this report.

                    Report of Independent Registered Public Accounting Firm
                    Consolidated Balance Sheets as of December 31, 2007 and 2006
                    Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
                    Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
                    Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
                    Notes to the Consolidated Financial Statements

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

3.1.                          Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2.                          Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

3.3                           Amended and Restated Bylaws dated October 17, 2007 (incorporated by reference to the Company's Form 8-K filed January 10, 2008).

3.4                           Amended and Restated Bylaws dated March 18, 2008.

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

10.14                       Employment Agreement dated November 2, 2006 between Greenville First Bank, N.A. and F. Justin Strickland (incorporated by reference to Exhibit 10.1 to the company's Form 8-K for the period ended December 12, 2006).*

10.15                       Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*

10.16                       Stock Pledge Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*

21                            Subsidiaries.

23                            Consent of Independent Registered Public Accounting Firm.

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

                                                                                                GREENVILLE FIRST BANCSHARES, INC.

Date:   March 18, 2008                                         By:                /s/R. Arthur Seaver, Jr.

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

Signature                                                                               Title                                                                        Date

    /s/James M. Austin, III

James M. Austin, III                                                            Chief Financial Officer,                                        March 18, 2008

                                                                                                (Principal Financial and

                                                                                                Accounting Officer)

    /s/Andrew B. Cajka, Jr.

Andrew B. Cajka, Jr.                                                            Director                                                                  March 18, 2008

    /s/Mark A. Cothran

Mark A. Cothran                                                                  Director                                                                  March 18, 2008

    /s/Leighton M. Cubbage

Leighton M. Cubbage                                                         Director                                                                  March 18, 2008

    /s/David G. Ellison

David G. Ellison                                                                    Director                                                                  March 18, 2008

    /s/Anne S. Ellefson

Anne S. Ellefson                                                                  Director                                                                  March 18, 2008

    /s/Fred Gilmer, Jr.

Fred Gilmer, Jr.                                                                      Director, Senior Vice-                                          March 18, 2008

President

    /s/Tecumseh Hooper, Jr.

Tecumseh Hooper, Jr.                                                         Director                                                                  March 18, 2008

    /s/Rudolph G. Johnstone, III M.D.

Rudolph G. Johnstone, III, M.D.                                       Director                                                                  March 18, 2008

    /s/James B. Orders, III

James B. Orders, III                                                             Director, Chairman                                               March 18, 2008

    /s/William B. Sturgis

William B. Sturgis                                                                Director                                                                  March 18, 2008

 /s/R. Arthur Seaver, Jr.

R. Arthur Seaver, Jr.                                                            Director, Chief Executive Officer                       March 18, 2008

                                                                                                (Principal Executive Officer)

EXHIBIT INDEX

3.1.          Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-83851).

3.2.          Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-83851).

3.3           Amended and Restated Bylaws dated October 17, 2007 (incorporated by reference to the Company's Form 8-K filed January 10, 2008).

3.4           Amended and Restated Bylaws dated March 18, 2008

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

10.14       Employment Agreement dated November 2, 2006 between Greenville First Bank, N.A. and F. Justin Strickland (incorporated by reference to Exhibit 10.1 to the company's Form 8-K for the period ended December 12, 2006).*

10.15       Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*

10.16       Stock Pledge Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*

21            Subsidiaries.

23            Consent of Independent Registered Public Accounting Firm.

24            Power of Attorney (contained herein as part of the signature pages).

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.

