Form 10-Q
period 2008-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2008-05-12
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,992,031 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2008.

SOUTHERN FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Southern First Bancshares, Inc. and its Subsidiary are set forth in the following pages.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,201,247	$7,714,494
Federal funds sold	21,759,317	9,256,679
Investment securities available for sale	78,022,838	64,010,163
Investment securities held to maturity-
(fair value $14,340,462 and $14,572,918)	14,319,364	14,819,092
Other investments, at cost	8,219,150	8,677,682
Loans, net	530,598,149	503,098,382
Property and equipment, net	6,231,315	5,390,724
Accrued interest receivable	3,228,510	3,324,361
Other real estate owned	2,074,981	267,733
Bank owned life insurance	9,003,402	8,907,402
Deferred income taxes	1,540,290	2,002,604
Other assets	817,976	659,545

Total assets	$684,016,539	$628,128,861

Liabilities
Deposits	$469,060,476	$412,820,468
Official checks outstanding	1,155,062	818,885
Federal Home Loan Bank advances and related debt	157,695,000	158,520,000
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	2,483,584	2,739,270
Accounts payable and accrued expenses	802,113	1,549,465

Total liabilities	644,599,235	589,851,088

Shareholders' equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 2,974,706 and 2,946,456 issued and
outstanding at March 31, 2008 and December 31, 2007, respectively	29,747	29,465
Nonvested restricted stock	(37,176)	(40,556)
Additional paid-in capital	31,218,509	31,033,558
Accumulated other comprehensive gain	300,118	95,830
Retained earnings	7,906,106	7,159,476

Total shareholders' equity	39,417,304	38,277,773

Total liabilities and shareholders' equity	$684,016,539	$628,128,861

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31,
	2008	2007
	(Unaudited)
Interest income
Loans	$9,009,173	$7,765,104
Investment securities	1,248,817	1,034,147
Federal funds sold	83,884	161,834

Total interest income	10,341,874	8,961,085
Interest expense
Deposits	4,097,445	3,640,488
Borrowings	1,850,951	1,536,891

Total interest expense	5,948,396	5,177,379

Net interest income	4,393,478	3,783,706
Provision for loan losses	600,000	460,000

Net interest income after provision for loan losses	3,793,478	3,323,706

Noninterest income
Loan fee income	45,143	37,379
Service fees on deposit accounts	148,642	75,478
Income from bank owned life insurance	96,000	96,000
Real estate owned activity	(57,779)	328,593
Other income	79,029	55,950

Total noninterest income	311,035	593,400

Noninterest expenses
Compensation and benefits	1,718,191	1,422,532
Professional fees	114,541	124,520
Marketing	134,981	105,598
Insurance	128,762	51,336
Occupancy	347,806	395,947
Data processing and related costs	321,127	258,346
Telephone	33,715	34,767
Other	186,660	114,487

Total noninterest expenses	2,985,783	2,507,533

Income before income taxes expense	1,118,730	1,409,573

Income tax expense	372,100	451,517

Net income	$746,630	$958,056

Earnings per common share
Basic	$.25	$.33
Diluted	$.23	$.30

Weighted average common shares outstanding
Basic	2,964,951	2,933,868
Diluted	3,185,827	3,245,226

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008  AND 2007
(Unaudited)

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders'
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2006	2,933,868	$29,339	$-	$30,846,538	$(16,465)	$3,724,034	$34,583,446

Net income	-	-	-	-	-	958,056	958,056

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	87,760	-	87,760

Comprehensive income	-	-	-	-	-	-	1,045,816

Compensation expense related to
stock options, net of tax	-	-	-	4,506	-	-	4,506

March 31, 2007	2,933,868	$29,339	$-	$30,851,044	$71,295	$4,682,090	$35,633,768

December 31, 2007	2,946,456	$29,465	$(40,556)	$31,033,558	$95,830	$7,159,476	$38,277,773

Net income	-	-	-	-	-	746,630	746,630

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	204,288	-	204,288

Comprehensive income	-	-	-	-	-	-	950,918

Proceeds from exercise of stock
options and warrants	28,250	282	-	170,913	-	-	171,195

Amortization of deferred
compensation on restricted stock	-	-	3,380	-	-	-	3,380

Compensation expense related to
stock options	-	-	-	14,038	-	-	14,038

March 31, 2008	2,974,706	$29,747	$(37,176)	$31,218,509	$300,118	$7,906,106	$39,417,304

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2008	2007
	(Unaudited)
Operating activities
Net income	$746,630	$958,056
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	600,000	460,000
Depreciation and other amortization	115,132	117,583
Accretion and amortization of securities discounts and premium, net	30,961	18,171
Loss on sale of real estate	38,146	51,791
Increase in market value of property held for sale	-	(375,000)
Compensation expense related to stock options and grants	17,418	4,506
Increase in cash surrender value of bank owned life insurance	(96,000)	(96,000)
Decrease in deferred tax asset	462,314	839,288
(Increase) decrease in other assets, net	(62,580)	37,573
Decrease in other liabilities, net	(772,101)	(1,254,339)

Net cash provided by operating activities	1,079,920	761,629

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(29,992,015)	(30,226,734)
Purchase of property and equipment	(955,723)	(837,619)
Purchase of investment securities:
Available for sale	(15,657,029)	(10,090,812)
Other investments	(666,700)	(917,400)
Payments and maturity of investment securities:
Available for sale	1,931,623	1,982,672
Held to maturity	491,026	377,638
Other investments	1,125,232	360,000
Proceeds from sale of real estate acquired in settlement of loans	46,854	228,527

Net cash used for investing activities	(43,676,732)	(39,123,728)

Financing activities
Increase in deposits, net	56,240,008	38,426,035
Proceeds from the exercise of stock options	171,195	-
Increase (decrease) in Federal Home Loan Bank advances and related debt	(825,000)	10,000,000

Net cash provided by financing activities	55,586,203	48,426,035

Net increase in cash and cash equivalents	12,989,391	10,063,936

Cash and cash equivalents at beginning of the period	16,971,173	16,579,133

Cash and cash equivalents at end of the period	$29,960,564	$26,643,069

Supplemental information
Cash paid for
Interest	$6,204,082	$4,386,314

Income taxes	$1,781,011	$35,186

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$-	$2,035,373

Foreclosure of real estate	$1,892,248	$-

Unrealized gain on securities, net of income taxes	$204,288	$87,760

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

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2007 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

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

            On April 13, 2007, we completed the sale of the former main office building.  Based on the higher carrying value established at March 31, 2007, we incurred a loss of approximately $55,000 on the sale which was recorded in the second quarter of 2007.

Note 3 - Earnings per Share

              The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At March 31, 2008 and 2007, 43,250 and 13,000 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	Three months ended March 31,
	2008	2007

Basic Earnings Per Share
Average common shares	2,964,951	2,933,868
Net income	$746,630	$958,056
Earnings per share	$0.25	$0.33

Diluted Earnings Per Share
Average common shares	2,964,951	2,933,868
Average dilutive common shares	220,876	311,358
Adjusted average common shares	3,185,827	3,245,226
Net income	$746,630	$958,056
Earnings per share	$0.23	$0.30

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

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 10.00% for 2008 and 2007, risk-free interest rate of 4.60% for 2008 and 2007, expected lives of the options 10 years, and the assumed dividend rate was zero.

Note 5 - Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring or on a nonrecurring basis.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include certain debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company's available-for-sale portfolio, certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  These methodologies may result in a significant portion of the fair value being derived from unobservable data.

             Assets measured at fair value on a recurring basis as of March 31, 2008 are as follows:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Investment securities available for sale	$1,811	$68,090	$8,122
Other investments	-	-	8,219

Total	$1,811	$68,090	$16,241

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.8% of loans. Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans at March 31, 2008 was $2.1 million.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2008 to March 31, 2008, for all Level 3 assets that are measured at fair value on a recurring basis.

	Investment
	securities	Other
	available for sale	investments
	(Dollars in thousands)

Beginning balance	$8,244	$8,678
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	(122)	-
Purchases and sales	-	(459)
Transfers in and/or out of Level 3	-	-

Ending Balance	$8,122	$8,219

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

                This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words "may,"  "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Form 10-K for the year ended December 31, 2007 under Item 1A- Risk Factors and the following:

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

•         changes in deposit flows;

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

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  On July 2, 2007, we changed the name of our company and bank to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans, deposits, and shareholders' equity.

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

Critical Accounting Policies

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2007, as filed in our annual report on Form 10-K.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable inherent losses.  Under different conditions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Effect of Economic Trends

  Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings have matured they have repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007.  The Federal Reserve has continued to aggressively decrease rates by lowering the short-term rate 200 basis points in the first quarter of 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline in 2008.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Income Statement Review

 Summary

Our net income was $746,630 and $958,056 for the three months ended March 31, 2008, and 2007, respectively, a decrease of $211,426, or 22.1%.  The $211,426 decrease in net income resulted primarily from a $375,000 gain on property held for sale, or $255,000 net of taxes, which occurred in the first quarter of 2007.

Due to the gain on property held for sale in 2007, noninterest income decreased $282,365 in the first three months of 2008 compared to the same period in 2007.  Excluding the gain on property held for sale in 2007, noninterest income increased $92,635 in the first three months of 2008 compared to the same period in 2007.  In addition, net interest income increased $609,772 from the 2007 period, offset by an increase of $140,000 in the provision for loan losses and $478,250 of additional noninterest expense.  Our efficiency ratio, excluding the gain on property held for sale in 2007, remained virtually unchanged at 63.5% for the three months ended March 31, 2008, compared to 62.7% for the same period in 2007.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended March 31, 2008, our average loan portfolio increased $107.5 million compared to the average for the three months ended March 31, 2007.  The loan growth in the first three months of 2008 was $28.0 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, we anticipate lower levels of growth during the remainder of 2008.  In an effort to maximize our utilization of capital, we anticipate managing the level of loan growth to ensure the bank remains well-capitalized.  We expect to have lower levels of loan growth in the remainder of 2008 in comparison to the loan growth experienced in the first quarter.

Our decision to grow the loan portfolio created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2008, net loans represented 77.6% of total assets.  However, as described below, we have also increased our level of deposits significantly.  While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities rose during the past twelve months and we obtained additional deposits, we increased the size of the investment portfolio.  Our investment portfolio increased by $17.8 million from March 31, 2007 to March 31, 2008.  At March 31, 2008, investments and federal funds sold represented 17.9% of total assets.

The historically low interest rate environment experienced between January of 2000 and July of 2004 allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.

We opened two retail deposit offices in 2005.  During the third quarter of 2007, we converted our Columbia loan production office into a full service branch facility.  Our focus for these three locations has been to obtain low cost transaction accounts.  Our goal is to increase both the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  We anticipate opening two additional retail deposit offices during the second and third quarters of 2008, one in the Columbia market and one in the Greenville market.  These offices will assist us in meeting the previously stated objectives.  We believe that this growth strategy will provide additional clients in our two market areas and will eventually provide a lower alternative cost of funding.   At March 31, 2008, retail deposits represented $260.8 million, or 38.1% of total assets, borrowings represented $171.1 million, or 25.0% of total assets, and wholesale out-of-market deposits represented $208.2 million, or 30.4% of total assets.

Our net interest income margin for the three months ended March 31, 2008 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $52.0 million, and $48.0 million for the three months ended March 31, 2008 and 2007, respectively.

In addition to the growth in both assets and liabilities, and the ratio of interest-earning assets to interest-bearing liabilities, net interest income is also affected by the timing of the repricing of our assets and liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Until September 18, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve to raise short-term rates prior to July 30, 2006.  Our fixed rate loans were being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities were also higher than in the past.  Our net interest spread declined due to the fact that more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended March 31, 2008.  Given the fact that the Federal Reserve increased short-term rates by 425 basis points between July 2004 and July 2006 and allowed rates to remain unchanged until September 18, 2007, we believed during most of 2006 and the first nine months of 2007 that short-term interest rates were at or near their peak.  Therefore, we chose to increase the amount of fixed rate loans in our loan portfolio and we targeted to have a significant portion of our liabilities to reprice within a twelve month period.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 250 basis points through the end of 2007 and the first quarter of 2008.  While the bank had more assets than liabilities that repriced down during the three months ended March 31, 2008, we anticipate that the amount of liabilities that will reprice over the next three months will "neutralize" the immediate downward negative impact, and then we believe will begin to have a positive impact on our net interest income for the next nine months. This assumption is based on no additional rate change for the remainder of 2008.

As more fully discussed in the - "Market Risk" and - "Liquidity and Interest Rate Sensitivity" sections below, at March 31, 2008, 62.3% of our loans had fixed rates.  For the past two years, we have placed more emphasis on fixed rate loans.  Our fixed rate loans as a percentage of total loans increased from 53.6% at March 31, 2007 to 62.3% at March 31, 2008.  While our percentage of fixed rate loans has increased, our focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy has resulted in our ability to move from being asset sensitive to being liability sensitive for the next twelve months.

At March 31, 2008, 80.6% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Therefore, we believe that we are positioned to benefit from future decreases in short-term rates.  Conversely, future increases in short-term rates would likely have a negative effect on our earnings.  At March 31, 2008, we had $167.7 million more liabilities than assets that reprice within the next twelve months.  Included in our FHLB advances and related debt, are a number of borrowings with callable features as of March 31, 2008.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the "Average Balances" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2008 and 2007.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month periods ended March 31, 2008 and 2007, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$10,322	$84	3.27%	$12,984	$162	5.06%
Investment securities, taxable	89,980	1,213	5.42%	74,723	998	5.42%
Investment securities, nontaxable (2)	3,792	54	5.72%	3,746	53	5.73%
Loans	525,266	9,009	6.90%	417,754	7,765	7.54%
Total earning-assets	629,360	10,360	6.62%	509,207	8,978	7.15%
Non-earning assets	22,545			23,769
Total assets	$651,905			$532,976
Interest-bearing liabilities
NOW accounts	$35,960	121	1.35%	$33,480	140	1.70%
Savings & money market	90,380	563	2.51%	84,073	735	3.55%
Time deposits	281,143	3,413	4.88%	216,844	2,765	5.17%
Total interest-bearing deposits	407,483	4,097	4.04%	334,397	3,640	4.41%
FHLB advances and related debt	154,311	1,600	4.17%	113,400	1,286	4.60%
Other borrowings	15,549	251	6.49%	13,404	251	7.59%
Total interest-bearing liabilities	577,343	5,948	4.14%	461,201	5,177	4.55%
Non-interest bearing liabilities	35,344			36,546
Shareholders' equity	39,218			35,229
Total liabilities and shareholders' equity	$651,905			$532,976
Net interest spread			2.48%			2.60%
Net interest income (tax equivalent) / margin		$4,412	2.82%		$3,801	3.03%
Less: tax-equivalent adjustment (2)		18			17
Net interest income		$4,394			$3,784

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield ona taxable basis.

Our net interest spread, was 2.48% for the three months ended March 31, 2008, compared to 2.60% for the three months ended March 31, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 12 basis point reduction in our net interest spread resulted primarily from a lower spread on the $120.2 million growth in average earning assets in the first quarter of 2008 compared to the same period in 2007.  Of the $120.2 million in growth, $12.6 million, or 10.5%, occurred in investments and federal funds, while the remaining growth of $107.5 million, or 89.5%, occurred in loans.  During the first quarter of 2008, our investments and federal funds yielded a combined weighted rate of 5.22% while our loans yielded a weighed rate of 6.90%.

The $120.2 million of growth in earning assets was funded primarily with $64.3 million in certificates of deposit and $43.1 million in borrowings.  For the three months ended March 31, 2008, our certificates of deposit had a weighted rate of 4.88% while our borrowings had a weighted rate of 4.38% for a combined weighted rate of 4.69%.

Since we funded 92.4% of the total growth in earning assets with higher costing borrowings and certificates of deposit at a combined rate of 4.69% rather than with lower costing transaction accounts at a rate of 2.18%, the additional earning assets and liabilities yielded a lower than historical net spread of 2.22%, causing the overall net interest spread to decline by 7 basis points.  The remaining 5 basis point reduction in the overall net interest spread resulted from the immediate impact of loans repricing in 2008, while the majority of the liabilities reprice over a longer period.  Therefore, once short-term market rates stop decreasing, certain short-term liabilities such as one year certificates of deposit will continue to slowly reprice downward to the current market rates as they mature.  During 2007 and the first quarter of 2008, management determined that the bank had capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.

If short term rates continue to decline and a portion of our loans reprice immediately while liabilities reprice on average of twelve months, we anticipate a continued decline in net interest spread until the variable rate liabilities have also repriced downward to market rates.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2008 was 2.82% compared to 3.03% for the three months ended March 31, 2007.  During the three months ended March 31, 2008, interest-earning assets exceeded interest-bearing liabilities by $52.0 million and $48.0 million for the three-month periods ended March 31, 2008 and 2007, respectively.  During the first quarter of 2008, interest-earning assets averaged $629.4 million compared to $509.2 million in the first quarter of 2007.

Our loan yield decreased 64 basis points for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of the 300 basis point reduction in short-term rates in the past six months which had an immediate impact on our variable rate loans which represent 37.7% of our total loans at March 31, 2008.  Offsetting the decrease in our loan yield was a 37 basis point decrease in the cost of our interest-bearing deposits for the first quarter of 2008 compared to the same period in 2007.  The decrease in the rate on interest-bearing deposits is due primarily to the 29 basis point decrease on the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the past six months.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 104 basis points from March 31, 2007, while the rate on our transaction accounts has decreased 35 basis points in the same period.  The 43 basis point decrease in FHLB advances and related debt and the 110 basis point decrease in other borrowed funds in the first quarter of 2008 compared to the same period in 2007 resulted primarily from the impact of the 300 basis point decrease in short-term market rates over the past six months.  As of March 31, 2008, approximately 28% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.4 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively.  The increase in the first quarter of 2008 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $120.2 million higher during the three months ended March 31, 2008 compared to the same period in 2007.  During the same period, average interest-bearing liabilities increased $116.1 million.  The higher average balances resulted in $1.1 million of additional net interest income for the three months ended March 31, 2008, while lower rates on the average balances reduced net interest income by $374,000.

Interest income for the three months ended March 31, 2008 was $10.4 million, consisting of $9.0 million on loans, $1.3 million on investments, and $83,884 on federal funds sold.  Interest income for the three months ended March 31, 2007 was $9.0 million, consisting of $7.8 million on loans, $1.0 million on investments, and $161,834 on federal funds sold.  Interest on loans for the three months ended March 31, 2008 and 2007 represented 87.1% and 86.7%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.9% and 13.3%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.5% and 82.0% of average interest-earning assets for the three months ended March 31, 2008 and 2007, respectively.  Included in interest income on loans for the three months ended March 31, 2008 and 2007 was $196,309 and $155,627, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended March 31, 2008 was $6.0 million, consisting of $4.1 million related to deposits and $1.9 million related to FHLB advances and other borrowings.  Interest expense for the three months ended March 31, 2007 was $5.2 million, consisting of $3.6 million related to deposits and $1.5 million related to FHLB advances and other borrowings.  Interest expense on deposits for the three months ended March 31, 2008 and 2007 represented 68.9% and 70.3%, respectively, of total interest expense, while interest expense on FHLB advances and other borrowings represented 31.1% and 29.7%, respectively, of total interest expense for the same three month periods.  During the three months ended March 31, 2008, average interest-bearing deposits increased by $73.1 million over the same period in 2007, while FHLB advances and related debt increased $40.9 million and other borrowings increased $2.2 million during the three months ended March 31, 2008 over the same period in 2007.  The FHLB advances and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2008 vs. 2007				March 31, 2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$2,171	$(737)	$(190)	$1,244	$1,148	$390	$81	$1,619
Investment securities	215	-	-	215	517	39	47	603
Federal funds sold	(33)	(57)	12	(78)	111	1	1	113
Total interest income	2,353	(794)	(178)	1,381	1,776	430	129	2,335

Interest expense
Deposits	805	(290)	(58)	457	818	508	201	1,527
FHLB advances and related debt	491	(130)	(47)	314	377	104	52	533
Other borrowings	-	-	-	-	(212)	133	(70)	(149)
Total interest expense	1,296	(420)	(105)	771	983	745	183	1,911

Net interest income	$1,057	$(374)	$(73)	$610	$793	$(315)	$(54)	$424

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

For the three months ended March 31, 2008 and 2007, we incurred a noncash expense related to the provision for loan losses of $600,000 and $460,000, respectively, bringing the allowance for loan losses to $6.2 million and $5.4 million, respectively.  The allowance represented 1.16% and 1.24% of gross loans at March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008 and 2007, we reported net charge-offs of $127,707 and $57,105, respectively. The $127,707 and $57,105 net charge-offs during the first quarters of 2008 and 2007 represented 0.10% and 0.06% of the average outstanding loan portfolio for the three months ended March 31, 2008 and 2007, respectively. The $472,293 and $402,895 increases in the allowance for the three months ended March 31, 2008 and 2007, respectively, related to our decision to increase the allowance in response to the $28.0 million and the $30.2 million growth in loans for the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, the allowance for loan losses represented 2.1 times the amount of non-performing loans compared to 3.3 times at March 31, 2007.  As a result of this level of coverage on non-performing loans, we determined that the provision of $600,000 for the three months ended March 31, 2008 to be appropriate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
	2008	2007

Loan fee income	$45,143	$37,379
Service fees on deposit accounts	148,642	75,478
Income from bank owned life insurance	96,000	96,000
Real estate owned activity	(57,779)	328,593
Other income	79,029	55,950
Total noninterest income	$311,035	$593,400

Non-operating items:
Gain on property held for sale	-	(375,000)
Operating noninterest income (noninterest income,
excluding non-operating items)	$311,035	$218,400

Noninterest income in the three month period ended March 31, 2008 was $311,035, a decrease of 47.6% over noninterest income of $593,400 in the same period of 2007.  The $282,365 decrease in 2008 was primarily related to a $386,372 decrease in income from real estate owned activity, partially offset by increases of $7,764 in loan fee income, $73,164 in service fees on deposit accounts and $23,079 in other income.

Loan fee income consists primarily of late charge fees, fees from issuance of lines and letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $45,143 and $37,379 for the three months ended March 31, 2008 and 2007, respectively.  The $7,764 increase for the three months ended March 31, 2008 compared to the same period in 2007 related primarily to a $6,866 increase in late charge fees and a $3,311 increase in fees related to lines and letters of credit, partially offset by a $2,413 decrease in mortgage origination fees.  Late charge fees were $29,320 and $22,454 for the three months ended March 31, 2008 and 2007, respectively, while income related to lines and letters of credit was $9,636 and $6,325 for the first quarter of 2008 and 2007, respectively.  Mortgage origination fees were $6,187 and $8,600 for the three months ended March 31, 2008 and 2007, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions.   Deposit fees were $148,642 and $75,478 for the three months ended March 31, 2008 and 2007, respectively.  The $73,164 increase is primarily related to a $65,446 increase in NSF fees and a $17,506 increase in other deposit related fees, partially offset by an $9,788 decrease in overdraft and stop payment fees.  Other deposit related fees were $35,958 and $18,452 for the periods ended March 31, 2008 and 2007, respectively.  NSF income was $112,020 and $46,574 for the three months ended March 31, 2008 and 2007, respectively, representing 75.4% of total service fees on deposits in the 2008 period compared to 61.7% of total service fees on deposits in the 2007 period.

We purchased bank owned life insurance in the third quarter of 2006.  Income derived from life insurance was $96,000 for the three months ended March 31, 2008 and 2007.

                Real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the three months ended March 31, 2008, we had a loss on real estate owned activity of $57,779, a $386,372 decrease from the same period in 2007.  For the three months ended March 31, 2007, we had income from real estate activity of $328,593 which included a pre-tax gain of $375,000 on property held for sale.  In addition, we leased a portion of the property held for sale and collected monthly rent of $18,517 in March 2007.  We also had income and expenses related to loans that were transferred into other real estate owned.  Expenses on these properties exceeded income derived from the real estate by $64,924 for the three months ended March 31, 2007.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $79,029 and $55,950 for the three months ended March 31, 2008 and 2007, respectively.  The $23,079 increase relates primarily to an $11,363 increase in debit card transaction fees and a $11,716 increase in other deposit related fees.  Debit card transaction fees were $50,141 and $38,778 for the three months ended March 31, 2008 and 2007, respectively and represented 63.4% and 69.3% of total other income for the first quarters of 2008 and 2007, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $20,346 and $15,856 for the three months ended March 31, 2008 and 2007, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended March 31, 2008 and 2007 was $29,795 and $22,922, respectively.

Noninterest expenses

                  The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
	2008	2007

Compensation and benefits	$1,718,191	$1,422,532
Professional fees	114,541	124,520
Marketing	134,981	105,598
Insurance	128,762	51,336
Occupancy	347,806	395,947
Data processing and related costs	321,127	258,346
Telephone	33,715	34,767
Other	186,660	114,487
Total noninterest expense	$2,985,783	$2,507,533
Efficiency ratios:
GAAP (1)	63.47%	57.29%
Excluding gain on property held for sale (2)	63.47%	62.66%

                                                                                                (1) Noninterest expense divided by the sum of net interest income and noninterest income

                                                                                                (2) Noninterest expense divided by the sum of net interest income and noninterest income, excluding the gain on property held for sale

We incurred noninterest expenses of $3.0 million for the three months ended March 31, 2008 compared to $2.5 million for the three months ended March 31, 2007.  Average interest-earning assets increased 23.6% during this period, while general and administrative expense increased only 19.1%.

Noninterest expense as a percentage of noninterest income and net interest income, or the efficiency ratio, was 63.5% for the three months ended March 31, 2008 compared to 62.7% for the same period in 2007, excluding the gain on property held for sale.  Management believes that the appropriate measure of the effectiveness of noninterest expenses in comparison to the overall operations of the company excludes any non-recurring items, such as the gain on property held for sale in 2007.

For the three months ended March 31, 2008, compensation and benefits, occupancy, and data processing and related costs represented 79.9% of the total noninterest expense compared to 82.8% for the same period in 2007.

                  The following table sets forth information related to our compensation and benefits.

	Three months ended
	March 31,
	2008	2007

Base compensation	$1,158,848	$938,702
Incentive compensation	247,000	214,000
Total compensation	1,405,848	1,152,702
Benefits	348,188	306,684
Capitalized loan origination costs	(35,845)	(36,854)
Total compensation and benefits	$1,718,191	$1,422,532

Compensation and benefits expense was $1.7 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.   Compensation and benefits represented 57.5% and 56.7% of our total noninterest expense for the three months March 31, 2008 and 2007, respectively.  The $295,659 increase in compensation and benefits in the first quarter of 2008 compared to the same period in 2007 resulted from increases of $220,146 in base compensation,  $33,000 in additional incentive compensation, and $41,504 higher benefits expense.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $1,009.

The $220,146 increase in base compensation expense related to the cost of 14 additional employees as well as annual salary increases.  Two of the new employees were hired to further enhance our credit review department, while the remaining twelve employees were hired to staff and support our two additional planned branch office locations and to support our loan and deposit growth.   Incentive compensation represented 14.4% and 15.0% of total compensation and benefits for the three months ended March 31, 2008 and 2007, respectively.  The incentive compensation expense recorded for the first quarter of 2008 and 2007 represented an accrual of the estimated incentive compensation earned during the first quarter of the respective year.  Benefits expense increased $41,504 in the first quarter of 2008 compared to the same period in 2007.  Benefits expense represented 24.8% and 26.6% of the total compensation for the three months ended March 31, 2008 and 2007, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended
	March 31,
	2008	2007

Data processing costs	$248,898	$183,274
Debit card transaction expense	20,346	15,856
Courier expense	23,787	24,395
Other expenses	28,096	34,821
Total data processing and related costs	$321,127	$258,346

Data processing and related costs were $321,127 and $258,346 for the three months ended March 31, 2008 and 2007, respectively.   During the three months ended March 31, 2008, our data processing costs for our core processing system were $248,898 compared to $183,274 for the three months ended March 31, 2007.   We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $65,624, or 35.8%, for the three months ended March 31, 2008 compared to the same period in 2007.  The increases in costs were caused by the higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $20,346 and $15,856 for the three months ended March 31, 2008 and 2007, respectively.

Occupancy expense represented 11.6% and 15.8% of total noninterest expense for the three months ended March 31, 2008 and 2007, respectively.  Occupancy expense for the three months ended March 31, 2008 and 2007 was $347,806 and $395,947, respectively, a decrease of $48,141.  The decrease is primarily due to costs associated with the move to our new main office and headquarters building incurred in January 2007.

The remaining $167,951 increase in noninterest expense for the three month period ended March 31, 2008 compared to the same period in 2007 resulted primarily from increases of $29,383 in marketing expenses, $77,426 in insurance, and $72,173 in other expenses, partially offset by a $9,979 decrease in professional fees.   The increase in marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market, while the increase in insurance costs is primarily due to the additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in June 2007.  In addition, a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, business meals and deposit account losses.

Income tax expense was $372,100 for the three months ended March 31, 2008 compared to $451,517 during the same period in 2007.   Our effective tax rate was 33.3% and 32.0%, respectively, for the first quarters of 2008 and 2007, respectively.

Balance Sheet Review

General

             At March 31, 2008, we had total assets of $684.0 million, consisting principally of $530.6 million in loans, $100.6 million in investments, $21.8 million in federal funds sold, and $8.2 million in cash and due from banks and $9.0 million in bank owned life insurance.  Our liabilities at March 31, 2008 totaled $644.6 million, which consisted principally of $469.1 million in deposits, $157.7 million in FHLB advances and related debt, and $13.4 million in junior subordinated debentures.  At March 31, 2008, our shareholders' equity was $39.4 million.

At December 31, 2007, we had total assets of $628.1 million, consisting principally of $503.1 million in loans, $87.5 million in investments, $9.3 million in federal funds sold, and $7.7 million in cash and due from banks and $8.9 million in bank owned life insurance.  Our liabilities at December 31, 2007 totaled $589.9 million, consisting principally of $412.8 million in deposits, $158.5 million in FHLB advances, and $13.4 million of junior subordinated debentures.  At December 31, 2007, our shareholders' equity was $38.3 million.

Federal Funds Sold

             At March 31, 2008, our federal funds sold were $21.8 million, or 3.2% of total assets.  At December 31, 2007, our $9.3 million in short-term investments in federal funds sold on an overnight basis comprised 1.5% of total assets.

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at March 31, 2008.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Government sponsored enterprises	$-	-	$11,162	5.71%	$7,397	5.06%	$18,559	5.45%
State and political subdivisions	-	-	642	3.81%	3.115	3.79%	3,757	3.80%
Mortgage-backed securities	491	4.59%	8,420	4.85%	44,985	5.70%	53,896	5.51%
Preferred stock	-	-	-	-	1,811	7.89%	1,811	7.89%
Total	$491	4.59%	$20,224	5.29%	$57,308	5.55%	$78,023	5.48%

Held to Maturity
Mortgage-backed securities	$-	-	307	3.92%	$14,012	4.62%	$14,319	4.60%

             At March 31, 2008, our investments included securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $23.1 million, and $44.4 million, respectively.

The amortized costs and the fair value of our investments at March 31, 2008 and December 31, 2007 are shown in the following table.

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$18,474	$18,559	$10,992	$11,078
State and political subdivisions	3,792	3,757	3,793	3,736
Mortgage-backed securities	53,285	53,896	47,061	47,172
Preferred stock	2,017	1,811	2,019	2,024
Total	$77,568	$78,023	$63,865	$64,010

Held to Maturity
Mortgage-backed securities	$14,319	$14,340	$14,819	$14,573

              Other investments totaled $8.2 million at March 31, 2008 and consisted of Federal Reserve Bank stock with a cost of $1.0 million, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.7 million.

At March 31, 2008, we had $100.6 million in our investment securities portfolio which represented approximately 14.7% of our total assets.  We held U.S. Government agency securities, municipal securities, mortgage-backed securities, and preferred stock with a fair value of $92.4 million and an amortized cost of $91.9 million for an unrealized gain of $475,823.  While the market value of our investment portfolio is based on prices as of March 31, 2008, many analysts believe these market prices are not reflected of the true market value in a stable economic environment.  Many investment owners have sold their securities in order to meet liquidity needs, creating a depressed market value for the securities as of March 31, 2008.

As of March 31, 2008, ten of our securities were in an unrealized loss position.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At December 31, 2007, the $87.5 million in our investment securities portfolio represented approximately 13.9% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $78.6 million and an amortized cost of $78.7 million for an unrealized loss of $100,978.

Contractual maturities and yields on our available for sale and held to maturity investments at December 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2007, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

			(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$-	-	$11,078	5.71%	$-	-	$11,078	5.71%
State and political subdivisions	-	-	-	-	3,736	3.79%	3,736	3.79%
Mortgage-backed securities	531	4.56%	8,739	4.78%	37,902	5.87%	47,172	5.66%
Preferred stock	-	-	-	-	2,024	7.88%	2,024	7.88%
Total	$531	4.56%	$19,817	5.30%	$43,662	5.79%	$64,010	5.63%

Held to Maturity
Mortgage-backed securities	$-	-	$333	3.93%	$14,486	4.66%	$14,819	4.64%

At December 31, 2007, our investments included securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with carrying values of $37.6 million and $16.2 million, respectively.

Other investments totaled $8.7 million at December 31, 2007.  Other investments at December 31, 2007 consisted of Federal Reserve Bank stock with a cost of $1.0 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $7.2 million.

Loans

               Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2008 and 2007, average loans were $525.3 million and $417.8 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2008 were $536.8 million.  Average loans for the year ended December 31, 2007 were $459.2 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2007 were $508.8 million.

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

The following table summarizes the composition of our loan portfolio at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial:
Owner occupied	$117,062	21.8%	$114,168	22.4%
Non-owner occupied	148,492	27.6%	147,478	29.0%
Construction	48,329	9.0%	38,464	7.6%
Total commercial real estate	313,883	58.4%	300,110	59.0%
Consumer:
Residential	57,897	10.8%	59,815	11.7%
Home equity	47,839	8.9%	46,806	9.2%
Construction	8,978	1.7%	7,154	1.4%
Total consumer real estate	114,714	21.4%	113,775	22.3%

Total real estate	428,597	79.8%	413,885	81.3%

Commercial business	99,327	18.5%	86,863	17.1%
Consumer-other	9,810	1.9%	9,051	1.8%
Deferred origination fees, net	(912)	(0.2)%	(949)	(0.2)%
Total gross loans, net of
deferred fees	536,822	100.0%	508,850	100.0%
Less-allowance for loan losses	(6,224)		(5,751)
Total loans, net	$530,598		$503,099

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2008.

		After one
	One year	but within	After five
	or less	five years	years	Total
		(Dollars in thousands)

Real estate - mortgage	$70,776	$247,660	$52,854	$371,290
Real estate - construction	29,504	17,550	10,253	57,307
Total real estate	100,280	265,210	63,107	428,597

Commercial business	51,711	44,737	2,879	99,327
Consumer-other	4,455	4,803	552	9,810
Deferred origination fees, net	(287)	(499)	(126)	(912)
Total gross loans, net of deferred fees	$156,159	$314,251	$66,412	$536,822
Loans maturing after one year with:
Fixed interest rates				$237,229
Floating interest rates				$143,434

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2007.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate - mortgage	$70,081	$251,978	$46,208	$368,267
Real estate - construction	17,418	21,256	6,944	45,618
Total real estate	87,499	273,234	53,152	413,885

Commercial business	48,659	37,477	727	86,863
Consumer - other	4,568	3,973	510	9,051
Deferred origination fees, net	(258)	(577)	(114)	(949)
Total gross loans, net of deferred fees	$140,468	$314,107	$54,275	$508,850
Loans maturing after one year with:
Fixed interest rates				$229,060
Floating interest rates				$139,322

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2008 and 2007:

	March 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$5,751	$4,949

Loans charged-off	(127)	(57)

Recoveries of loans previously charged-off	-	-

Net loans (charged-off) recovery	$(127)	$(57)

Provision for loan losses	600	460

Balance, end of period	$6,224	$5,352

Allowance for loan losses to gross loans	1.16%	1.24%

Net charge-offs to average loans (annualized)	0.10%	0.06%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to assess the grading of our loans.

Nonperforming Assets

                   The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2008 and the year ended December 31, 2007.  All loans over 90 days past due are on and included in loans on nonaccrual.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)

Loans over 90 days past due	$2,651	$4,382

Loans on nonaccrual:
Mortgage	2,693	4,316
Commercial	221	75
Consumer	42	45
Total nonaccrual loans	2,956	4,436

Troubled debt restructuring	-	-

Total of nonperforming loans	2,956	4,436

Other nonperforming assets	2,075	268

Total nonperforming assets	$5,031	$4,704

Percentage of total assets	0.74%	0.75%

Percentage of nonperforming loans
and assets to gross loans	0.94%	0.92%

             The allowance for loan losses was $6.2 million and $5.8 million at March 31, 2008 and December 31, 2007, respectively or 1.16% and 1.13% of outstanding loans, respectively.  During the year ended December 31, 2007, we had net charged off loans of $1.3 million.  During the three months ended March 31, 2008 and 2007 we had net charge-offs of $127,707 and $57,105, respectively.

At March 31, 2008 and December 31, 2007, nonaccrual loans represented 0.55% and 0.87% of total loans, respectively.  At March 31, 2008 and December 31, 2007, we had $3.0 million and $4.4 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Other nonperforming assets, which includes real estate acquired through foreclosure, was $2.1 million and $267,733 at March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, other nonperforming assets consisted of two properties.  The first property is a group of residential lots valued at $182,733, and the second is a commercial real estate property for $1.9 million.  We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2008.

The amount of foregone interest income on the nonaccrual loans in the first three months of 2008 was approximately $67,000.   The amount of interest income recorded in the first three months of 2008 for loans that were on nonaccrual at March 31, 2008 was approximately $21,000.

 Deposits and Other Interest-Bearing Liabilities

                   Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $155.3 million at December 31, 2007 and $208.2 at March 31, 2008.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 114% and 123% at March 31, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2008 and 2007.

	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$29,958	- %	$30,395	- %
Interest bearing demand deposits	35,960	1.35%	33,480	1.70%
Money market accounts	88,609	2.55%	82,526	3.60%
Saving accounts	1,771	0.48%	1,547	0.67%
Time deposits less than $100,000	42,579	4.80%	43,064	4.64%
Time deposits greater than $100,000	238,564	4.90%	173,780	5.30%
Total deposits	$437,441	3.77%	$364,792	4.05%

The increase in time deposits of $100,000 or more for the three months ended March 31, 2008 compared to the 2007 period resulted from a $5.2 million increase in retail time deposits and a $79.9 million increase in wholesale deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $199.3 million and $196.0 million at March 31, 2008 and December 31, 2007, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2008 was as follows (dollars in thousands):

March 31,
2008

Three months or less	$78,980
Over three through six months	67,943
Over six through twelve months	53,520
Over twelve months	64,453
Total	$264,896

Capital Resources

Total shareholders' equity at March 31, 2008 was $39.4 million.  At December 31, 2007, total shareholders' equity was $38.3 million.  The increase during the first three months of 2008 resulted primarily from the $746,630 of net income earned, the $204,288 unrealized gain on securities available for sale, and $171,195 of proceeds from the issuance of stock options and warrants.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) annualized for the three months ended March 31, 2008 and the year ended December 31, 2007.  Since our inception, we have not paid cash dividends.

	March 31, 2008	December 31, 2007
Return on average assets	0.46%	0.60%
Return on average equity	7.66%	9.40%
Equity to assets ratio	6.02%	6.35%

Our return on average assets was 0.46% for the three months ended March 31, 2008, a decrease from 0.60% for the year ended December 31, 2007.  In addition, our return on average equity decreased to 7.66% from 9.40% for the first quarter ended March 31, 2008 and the year ended December 31, 2007, respectively.  The decrease in the equity to assets ratio from December 31, 2007 is a function of the $77.4 million increase in average assets compared to the $2.7 million increase in average equity.

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

The following table sets forth the holding company's and the bank's various capital ratios at March 31, 2008 and at December 31, 2007.  For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	March 31, 2008		December 31, 2007
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	10.5%	11.8%	11.1%	12.4%
Tier 1 risk-based capital	9.4%	10.7%	10.0%	11.3%
Leverage capital	8.0%	9.1%	8.3%	9.5%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2008, unfunded commitments to extend credit were $102.3 million, of which $23.8 million was at fixed rates and $78.5 million was at variable rates.  At December 31, 2007, unfunded commitments to extend credit were $104.5 million, of which approximately $65.0 million was at fixed rates and $39.5 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2008 and December 31, 2007, there was a $2.8 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Our asset/liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk.  We have both an internal ALCO consisting of executive management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

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

We were liability sensitive during the year ended December 31, 2007 and through the three months ended March 31, 2008.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 38% and 39% of our loans were variable rate loans at March 31, 2008 and December 31, 2007, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (25.9%) because $167.7 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

             At March 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $30.0 million, or 4.4% of total assets.  Our investment securities at March 31, 2008 amounted to $100.6 million, or 14.7% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $66.1 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2007, our liquid assets amounted to $17.0 million, or 2.7% of total assets.  Our investment securities at December 31, 2007 amounted to $87.5 million, or 13.9% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $43.8 million for which there were no borrowings against the lines at March 31, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at March 31, 2008 was $15.6 million, based on the bank's $6.7 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.

                On September 20, 2005, we signed a ten-year, five-month lease on our new headquarters and main office.  The lease provides for annual lease rate escalations based on cost of living adjustments.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  We have both an internal ALCO consisting of executive management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity as of March 31, 2008 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$21,759	$-	$-	$-	$21,759
Investment securities	3,831	21,277	32,482	34,752	92,342
Loans	223,915	52,602	200,504	56,545	533,566

Total earning assets	$249,505	$73,879	$232,986	$91,297	$647,667

Interest-bearing liabilities:
Money market and NOW	$128,891	$-	$-	$-	$128,891
Regular savings	1,827	-	-	-	1,827
Time deposits	95,206	144,140	67,897	13	307,256
FHLB advances and related debt	87,020	20,575	40,100	10,000	157,695
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$326,347	$164,715	$107,997	$10,013	$609,072

Period gap	$(76,842)	$(90,836)	$124,989	$81,284
Cumulative gap	(76,842)	(167,678)	(42,689)	38,595

Ratio of cumulative gap total assets total earning assets	(11.9%)	(25.9%)	(6.6%)	6.0%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$9,257	$-	$-	$-	$9,257
Investment securities	2,875	19,042	27,984	28,928	78,829
Loans	204,533	49,411	202,907	47,351	504,202

Total earning assets	$216,665	$68,453	$230,891	$76,279	$592,288

Interest-bearing liabilities:
Money market and NOW	$118,273	$-	$-	$-	$118,273
Regular savings	1,692	-	-	-	1,692
Time deposits	82,554	160,578	18,126	-	261,258
FHLB advances and related debt	95,520	14,000	39,000	10,000	158,520
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$311,442	$174,578	$57,126	$10,000	$553,146

Period gap	$(94,777)	$(106,125)	$173,765	$66,279
Cumulative gap	(94,777)	(200,902)	(27,137)	39,142

Ratio of cumulative gap total assets total earning assets	(16.0%)	(33.9%)	(4.6%)	6.6%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

            The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3").  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets".  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

             Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2008 from that presented in our annual report on Form 10-K for the year ended December 31, 2007.  See "Market Risk" and "Liquidity and Interest Rate Sensitivity" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 12, 2008	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: May 12, 2008	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.