Form 10-Q
period 2008-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2008-08-08
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

864-679-9000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,996,118 shares of common stock, $.01 par value per share, were issued and outstanding as of July 29, 2008.

SOUTHERN FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Southern First Bancshares, Inc. and its Subsidiary are set forth in the following pages.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,553	$7,714
Federal funds sold	27,630	9,257
Investment securities available for sale	73,831	64,010
Investment securities held to maturity-
(fair value $12,994 and $14,573)	13,235	14,819
Other investments, at cost	8,423	8,678
Loans, net	540,074	503,098
Property and equipment, net	7,517	5,391
Accrued interest receivable	3,088	3,324
Other real estate owned	2,080	268
Bank owned life insurance	9,105	8,907
Deferred income taxes	2,644	2,003
Other assets	684	660

Total assets	$697,864	$628,129

Liabilities
Deposits	$482,946	$412,821
Official checks outstanding	1,853	819
Federal Home Loan Bank advances and related debt	157,700	158,520
Junior subordinated debentures	13,403	13,403
Accrued interest payable	2,042	2,739
Accounts payable and accrued expenses	1,256	1,549

Total liabilities	659,200	589,851

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 2,996,118 and 2,946,456 issued and
outstanding at June 30, 2008 and December 31, 2007, respectively	30	29
Nonvested restricted stock	(34)	(41)
Additional paid-in capital	31,369	31,034
Accumulated other comprehensive income (loss)	(1,469)	96
Retained earnings	8,768	7,160

Total shareholders’ equity	38,664	38,278

Total liabilities and shareholders’ equity	$697,864	$628,129

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Interest income
Loans	$8,901	$8,454	$17,910	$16,219
Investment securities	1,306	1,086	2,555	2,120
Federal funds sold	97	202	181	364

Total interest income	10,304	9,742	20,646	18,703

Interest expense
Deposits	3,866	3,877	7,964	7,517
Borrowings	1,659	1,715	3,510	3,252
Total interest expense	5,525	5,592	11,474	10,769

Net interest income	4,779	4,150	9,172	7,934
Provision for loan losses	700	380	1,300	840

Net interest income after provision for loan losses	4,079	3,770	7,872	7,094

Noninterest income
Loan fee income	43	38	88	75
Service fees on deposit accounts	142	106	291	182
Income from bank owned life insurance	102	86	198	183
Real estate owned activity	7	(149)	(51)	179
Other income	81	67	160	123

Total noninterest income	375	148	686	742

Noninterest expenses
Compensation and benefits	1,806	1,510	3,524	2,932
Professional fees	127	161	241	285
Marketing	161	143	296	248
Insurance	143	160	272	212
Occupancy	349	348	697	744
Data processing and related costs	344	296	665	555
Telephone	42	33	76	68
Other	214	168	401	283

Total noninterest expenses	3,186	2,819	6,172	5,327

Income before income tax expense	1,268	1,099	2,386	2,509

Income tax expense	406	348	778	800

Net income	$862	$751	$1,608	$1,709

Earnings per common share
Basic	$.29	$.25	$.54	$.58
Diluted	$.27	$.23	$.50	$.53

Weighted average common shares outstanding
Basic	2,987,686	2,940,197	2,976,319	2,938,283
Diluted	3,185,084	3,240,625	3,185,456	3,244,176

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008  AND 2007
 (Dollars in thousands, except share data)

(Unaudited)

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders’
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2006	2,933,868	$29	$-	$30,846	$(16)	$3,724	$34,583

Net income	-	-	-	-	-	1,709	1,709

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(682)	-	(682)

Comprehensive income	-	-	-	-	-	-	1,027

Proceeds from exercise of stock
options and warrants	10,088	-	-	63	-	-	63

Issuance of restricted stock	2,500	-	(54)	54	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	7	-	-	-	7

Compensation expense related to
stock options	-	-	-	6	-	-	6

June 30, 2007	2,946,456	$29	$(47)	$30,969	$(698)	$5,433	$35,686

December 31, 2007	2,946,456	$29	$(41)	$31,034	$96	$7,160	$38,278

Net income	-	-	-	-	-	1,608	1,608

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(1,565)	-	(1,565)

Comprehensive income	-	-	-	-	-	-	43

Proceeds from exercise of stock
options and warrants	49,662	1	-	307	-	-	308

Amortization of deferred
compensation on restricted stock	-	-	7	-	-	-	7

Compensation expense related to
stock options	-	-	-	28	-	-	28

June 30, 2008	2,996,118	$30	$(34)	$31,369	$(1,469)	$8,768	$38,664

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the six months ended
	June 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$1,608	$1,709
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,300	840
Depreciation and other amortization	235	240
Accretion and amortization of securities discounts and premium, net	79	40
Loss on sale of real estate	48	147
Gain on sale of property held for sale	-	(319)
Compensation expense related to stock options	35	12
Increase in cash surrender value of bank owned life insurance	(197)	(183)
Decrease in deferred tax asset	165	214
Decrease in other assets, net	212	41
Increase (decrease) in other liabilities, net	43	(1,117)

Net cash provided by operating activities	3,528	1,624

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(40,183)	(59,892)
Purchase of property and equipment	(2,361)	(1,017)
Purchase of investment securities:
Available for sale	(16,666)	(10,091)
Other investments	(909)	(2,042)
Payments and maturity of investment securities:
Available for sale	4,417	3,974
Held to maturity	1,561	928
Other investments	1,164	810
Proceeds from sale of property held for sale	-	2,355
Proceeds from sale of real estate acquired in settlement of loans	47	341

Net cash used for investing activities	(52,930)	(64,634)

Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	70,126	38,779
Proceeds from the exercise of stock options and warrants	308	63
Increase (decrease) in Federal Home Loan Bank advances and related debt	(820)	25,000

Net cash provided by financing activities	69,614	63,842

Net increase in cash and cash equivalents	20,212	832

Cash and cash equivalents at beginning of the period	16,971	16,579

Cash and cash equivalents at end of the period	$37,183	$17,411

Supplemental information
Cash paid for
Interest	$12,172	$10,002

Income taxes	$1,781	$949

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$-	$2,035

Foreclosure of real estate	$1,907	$-

Unrealized loss on securities, net of income taxes	$(1,565)	$(682)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Business Activity

             Southern First Bancshares, Inc., (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.S. (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively (the “Trusts”)).  On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation
             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2007 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

Cash and Cash Equivalents

             For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.”  These assets have contractual maturities of less than three months.

Note 2 – Property Held for Sale

            In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building.  Accordingly, we reclassified the building from property and equipment to property held for sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” and ceased depreciation of the building.  In March 2007 we received a sales contract on the building.   Based on the sales contract, adjusted for estimated commissions and other selling costs, we recorded a $375,000 gain in the carrying value of the building at the end of the first quarter of 2007.  The $375,000 gain was partially offset by other unrelated real estate operating expenses of $46,407.  The net gain on real estate operations recorded in the three months ended March 31, 2007 was $328,593.

            On April 13, 2007, we completed the sale of the former main office building.  Based on the higher carrying value established at March 31, 2007, we incurred a loss of approximately $55,000 on the sale which was recorded in the second quarter of 2007.

Note 3 – Earnings per Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007.  Dilutive common shares arise from the potentially dilutive effect of the company's stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At June 30, 2008 and 2007, 59,750 and 13,000 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value (dollars in thousands, except share data).

	Three months ended June 30,
	2008	2007

Basic Earnings Per Share
Average common shares	2,987,686	2,940,197
Net income	$862	$751
Earnings per share	$0.29	$0.25

Diluted Earnings Per Share
Average common shares	2,987,686	2,940,197
Average dilutive common shares	197,398	300,428
Adjusted average common shares	3,185,084	3,240,625
Net income	$862	$751
Earnings per share	$0.27	$0.23

	Six months ended June 30,
	2008	2007

Basic Earnings Per Share
Average common shares	2,976,319	2,938,283
Net income	$1,608	$1,709
Earnings per share	$0.54	$0.58

Diluted Earnings Per Share
Average common shares	2,976,319	2,938,283
Average dilutive common shares	209,137	305,893
Adjusted average common shares	3,185,456	3,244,176
Net income	$1,608	$1,709
Earnings per share	$0.50	$0.53

Note 4 – Stock Based Compensation

The company has a stock-based employee compensation plan.  On January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” to account for compensation costs under its stock option plan.  On December 20, 2005, the Board of Directors approved accelerating the vesting of 45,813 unvested stock options effective December 28, 2005.  The decision to accelerate vesting of these options was made so as to reduce compensation expense upon the adoption of SFAS No. 123(R) by approximately $68,000 and $52,000 in the years ended December 31, 2006 and 2007, respectively, and $4,000 in each of the years ended December 31, 2008 and 2009.

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

Note 5 – Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring or on a nonrecurring basis.

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company’s available-for-sale portfolio, certain derivative contracts and impaired loans.

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

             Assets measured at fair value on a recurring basis as of June 30, 2008 are as follows:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Investment securities available for sale	$1,902	$65,716	$6,213
Other investments	-	-	8,423

Total	$1,902	$65,716	$14,636

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.5% of loans. Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans at June 30, 2008 was $3.0 million.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2008 to June 30, 2008, for all Level 3 assets that are measured at fair value on a recurring basis.

	Investment
	securities	Other
	available for sale	investments
	(Dollars in thousands)

Beginning balance	$8,244	$8,678
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	(1,606)	-
Purchases and sales	-	(255)
Principal reductions	(425)	-
Transfers in and/or out of Level 3	-	-

Ending Balance	$6,213	$8,423

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Effect of Economic Trends

  Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings have matured they have repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007.  The Federal Reserve has continued to aggressively decrease rates by lowering the short-term rate 225 basis points in the first six months of 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline in 2008.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Income Statement Review

 Summary

Three months ended June 30, 2008 and 2007

                Our net income was $862,000 and $751,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of $111,000, or 14.8%.  The $111,000 increase in net income resulted primarily from increases of $629,000 in net interest income and $227,000 in noninterest income, partially offset by increases of $367,000 in noninterest expenses and $320,000 in the provision for loan losses.  Our efficiency ratio improved to 61.8% for the three months ended June 30, 2008 from 65.6% for the same period in 2007.  The lower efficiency ratio relates primarily to our having established a presence in the Columbia market and expansion costs related to the Columbia office that are being absorbed as the office increases loan and deposit production.

Six months ended June 30, 2008 and 2007

                Our net income was $1.6 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $101,000, or 5.9%.  The decrease in net income resulted primarily from increases of $845,000 in noninterest expenses, $460,000 in the provision for loan losses and a decrease of $56,000 in noninterest income, partially offset by an increase of $1.2 million in net interest income.  Our efficiency ratio increased slightly to 62.6% for the six months ended June 30, 2008 from to 61.4% for the same period in 2007.  Our efficiency ratio for the first six months of 2007 was lower due to the gain on sale of property held for sale which was included in noninterest income for the stated period.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2008, our average loan portfolio increased $105.7 million compared to the average for the six months ended June 30, 2007.  The loan growth in the first six months of 2008 was $37.7 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, we anticipate lower levels of growth during the remainder of 2008.  In an effort to maximize our utilization of capital, we anticipate managing the level of loan growth to ensure the bank remains well-capitalized.  We expect to have levels of loan growth in the remainder of 2008 similar in comparison to the loan growth experienced in the first six months.

Our past decision to grow the loan portfolio created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2008, net loans represented 77.4% of total assets.  However, as described below, we have also increased our level of deposits significantly.  As rates on investment securities rose during the past twelve months and we obtained additional deposits, we increased the size of the investment portfolio.  Our investment portfolio increased by $15.8 million from June 30, 2007 to June 30, 2008.  At June 30, 2008, investments and federal funds sold represented 17.6% of total assets.

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

We opened two retail deposit offices in 2005.  During the third quarter of 2007, we converted our Columbia loan production office into a full service branch facility.  Our focus for these three locations has been to obtain low cost transaction accounts.  Our goal is to increase both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  We also opened two additional retail deposit offices during July of 2008, one in the Greenville market and one in the Columbia market.  These offices will assist us in meeting the previously stated objectives.  We believe that this growth strategy will provide additional clients in our two market areas and will eventually provide a lower alternative cost of funding.   At June 30, 2008, retail deposits represented $278.9 million, or 40.0% of total assets, borrowings represented $171.1 million, or 24.5% of total assets, and wholesale out-of-market deposits represented $204.1million, or 29.2% of total assets.

Our net interest income margin for the six months ended June 30, 2008 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $53.2 million, and $48.8 million for the six months ended June 30, 2008 and 2007, respectively.

In addition to the growth in both assets and liabilities, and the ratio of interest-earning assets to interest-bearing liabilities, net interest income is also affected by the timing of the repricing of our assets and liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Until September 18, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve to raise short-term rates prior to July 30, 2006.  Our fixed rate loans were being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities were also higher than in the past.  Our net interest spread declined due to the fact that more of our rate-sensitive liabilities repriced than our rate-sensitive assets during the twelve month period ended June 30, 2008.  Given the fact that the Federal Reserve increased short-term rates by 425 basis points between July 2004 and July 2006 and allowed rates to remain unchanged until September 18, 2007, we believed during most of 2006 and the first nine months of 2007 that short-term interest rates were at or near their peak.  Therefore, we chose to increase the amount of fixed rate loans in our loan portfolio and we targeted to have a significant portion of our liabilities to reprice within a twelve month period.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 275 basis points through the end of 2007 and the first six months of 2008.  While the bank had more liabilities than assets that repriced down during the six months ended June 30, 2008 due to the competition for deposits and the overall low market rates, we were not able to lower the rates on our liabilities in proportion to the reduction in rates experienced on our assets.  We anticipate that the amount of liabilities that will reprice over the next three months will “neutralize” the immediate downward negative impact, and we believe we will begin to experience a positive impact on our net interest income for the next six months. This assumption is based on no additional short-term rate changes by the Federal Reserve for the remainder of 2008.

As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at June 30, 2008, 60.3% of our loans had fixed rates.  For the past two years, we have placed more emphasis on fixed rate loans.  Our fixed rate loans as a percentage of total loans increased from 57.3% at June 30, 2007 to 60.3% at June 30, 2008.  While our percentage of fixed rate loans has increased, our focus during the past three years has been to obtain short-term liabilities to fund our asset growth.  This strategy has resulted in our ability to move from being asset sensitive to being liability sensitive for the next twelve months.

At June 30, 2008, 79.7% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Of the $340.9 million of interest-bearing liabilities set to reprice within three months, 37.5% or $127.8 million are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates stay constant or decline slightly.  However, certificates of deposit that are currently maturing or renewing are repricing at low rates.  We expect to benefit, even if market rates increase slightly as these deposits reprice.   At June 30, 2008, we had $161.0 million more liabilities than assets that reprice within the next twelve months.  Included in our FHLB advances and related debt, are a number of borrowings with callable features as of June 30, 2008.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six months ended June 30, 2008 and 2007.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month and six month periods ended June 30, 2008 and 2007, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$19,431	$97	2.01%	$14,888	$202	5.44%
Investment securities, taxable	95,409	1,270	5.35%	78,315	1,049	5.37%
Investment securities, nontaxable (2)	3,755	53	5.67%	3,700	54	5.87%
Loans	550,364	8,901	6.50%	446,348	8,454	7.60%
Total interest-earning assets	668,959	10,321	6.21%	543,251	9,759	7.21%
Non-interest-earning assets	24,463			22,861
Total assets	$693,422			$566,112
Interest-bearing liabilities
NOW accounts	$40,058	97	0.98%	$35,164	146	1.67%
Savings & money market	88,344	370	1.68%	86,958	765	3.53%
Time deposits	316,466	3,399	4.32%	230,049	2,966	5.17%
Total interest-bearing deposits	444,868	3,866	3.50%	352,171	3,877	4.42%
FHLB advances and related debt	157,701	1,493	3.81%	127,071	1,447	4.56%
Other borrowings	13,487	166	4.95%	14,474	268	7.43%
Total interest-bearing liabilities	616,056	5,525	3.61%	493,716	5,592	4.54%
Non-interest-bearing liabilities	37,606			36,205
Shareholders’ equity	39,760			36,191
Total liabilities and shareholders’ equity	$693,422			$566,112
Net interest spread			2.60%			2.67%
Net interest income (tax equivalent) / margin		$4,796	2.88%		$4,167	3.08%
Less: tax-equivalent adjustment (2)		17			17
Net interest income		$4,779			$4,150

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread, on a tax-equivalent basis, was 2.60% for the three months ended June 30, 2008 compared to 2.67% for the three months ended June 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 7 basis point reduction in our net interest spread resulted primarily from a lower spread on the $125.7 million growth in average earning assets in the second quarter of 2008 compared to the same period in 2007.  Of the $125.7 million in growth, $21.7 million, or 17.3%, occurred in investments and federal funds, while the remaining growth of $104.0 million, or 82.7%, occurred in loans.  During the second quarter of 2008, our investments and federal funds yielded a combined weighted rated of 4.81%, while our loans yielded a weighted rate of 6.21%.

The growth of $125.7 million in earning assets was funded primarily with $86.4 million in certificates of deposit and $29.6 million in borrowings.  For the three months ended June 30, 2008, our certificates of deposit had a weighted rate of 4.32%, while our borrowings had a weighed rate of 3.90% for a combined weighted rate of 4.17%.

Since we funded 94.9% of the growth in earning assets with higher costing borrowings and certificates of deposit at a combined rate of 4.17% rather than with lower costing transaction accounts at a rate of 1.46%, the additional earning assets and liabilities yielded a lower than historical net spread of 1.94%, causing the overall net interest spread to decline by 14 basis points.  Offsetting the decrease in net interest spread due to growth was a 7 basis point increase due to the repricing of short-term liabilities such as one year certificates of deposit which continue to reprice downward to current market rates as they mature.  During 2007 and the first six months of 2008, management determined that the bank had capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2008 was 2.88% compared to 3.08% for the three months ended June 30, 2007  During the three months ended June 30, 2008, interest-earning assets exceeded interest-bearing liabilities by $52.9 million compared to $49.5 million for the three month period ended June 30, 2007.  During the second quarter of 2008, interest-earning assets averaged $669.0 million compared to $543.3 million in the second quarter of 2007.

Our loan yield decreased 110 basis points for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of the 325 basis point reduction in short-term rates in the past nine months which had an immediate impact on our variable rate loans, which represented 39.7% of our total loans at June 30, 2008.  Offsetting the decrease in our loan yield was a 92 basis point decrease in the cost of our interest-bearing deposits for the second quarter of 2008 compared to the same period in 2007.  The decrease in the rate on interest-bearing deposits is due primarily to the 85 basis point decrease on the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the past six months.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 185 basis points from June 30, 2007, while the rate on our transaction accounts has decreased 69 basis points in the same period.  The 75 basis point decrease in FHLB advances and related debt and the 248 basis point decrease in other borrowed funds in the second quarter of 2008 compared to the same period in 2007 resulted primarily from the impact of the 325 basis point decrease in short-term market rates over the past nine months.  As of June 30, 2008, approximately 28% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.8 million and $4.2 million for the three months ended June 30, 2008 and 2007, respectively.  The increase in the second quarter of 2008 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $125.7 million higher during the three months ended June 30, 2008 compared to the same period in 2007.  During the same period, average interest-bearing liabilities increased $122.3 million.  The higher average balances resulted in $928,000 of additional net interest income for the three months ended June 30, 2008, while lower spreads on the average balances reduced net interest income by $233,000.

Interest income for the three months ended June 30, 2008 was $10.3 million, consisting of $8.9 million on loans, $1.3 million on investments, and $97,000 on federal funds sold.  Interest income for the three months ended June 30, 2007 was $9.7 million, consisting of $8.5 million on loans, $1.1 million on investments, and $202,000 on federal funds sold.  Interest on loans for the three months ended June 30, 2008 and 2007 represented 86.4% and 86.8%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.6% and 13.2%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 82.3% and 82.2% of average interest-earning assets for the three months ended June 30, 2008 and 2007, respectively.  Included in interest income on loans for the three months ended June 30, 2008 and 2007 was $239,000 and $190,000, respectively, which related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended June 30, 2008 was $5.5 million, consisting of $3.9 million related to deposits and $1.6 million related to FHLB advances and other borrowings.  Interest expense for the three months ended June 30, 2007 was $5.6 million, consisting of $3.9 million related to deposits and $1.7 million related to FHLB advances and other borrowings.  Interest expense on deposits for the three months ended June 30, 2008 and 2007 represented 70.0% and 69.3%, respectively, of total interest expense, while interest expense on FHLB advances and other borrowings represented 30.0 and 30.7%, respectively, of total interest expense for the same three month periods.  For the three months ended June 30, 2008, average interest-bearing deposits increased by $92.7 million over the same period in 2007, while FHLB advances and related debt increased $30.6 million and other borrowings decreased $987,000 during the three months ended June 30, 2008 over the same period in 2007.  The FHLB advances and other borrowings provide us with the opportunity to obtain funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, Yields and Rates
	For the Six Months Ended June 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$14,877	$181	2.45%	$13,941	$364	5.27%
Investment securities, taxable	92,702	2,483	5.39%	76,534	2,047	5.39%
Investment securities, nontaxable (2)	3,774	107	5.69%	3,718	107	5.81%
Loans	537,815	17,910	6.70%	432,130	16,219	7.57%
Total interest earning assets	649,168	20,681	6.41%	526,323	18,737	7.18%
Non-interest earning assets	23,504			23,313
Total assets	$672,672			$549,636
Interest bearing liabilities
NOW accounts	$38,009	219	1.16%	$34,327	286	1.68%
Savings & money market	89,362	933	2.10%	85,523	1,500	3.54%
Time deposits	298,804	6,812	4.58%	223,484	5,731	5.17%
Total interest-bearing deposits	426,175	7,964	3.76%	343,334	7,517	4.42%
FHLB advances and related debt	156,006	3,093	3.99%	120,273	2,733	4.58%
Other borrowings	13,804	417	6.07%	13,942	519	7.51%
Total interest bearing liabilities	595,985	11,474	3.87%	477,549	10,769	4.55%
Non-interest bearing liabilities	37,189			36,375
Shareholders’ equity	39,498			35,712
Total liabilities and shareholders’ equity	$672,672			$549,636
Net interest spread			2.54%			2.63%
Net interest income (tax equivalent) / margin		$9,207	2.85%		$7,968	3.05%
Less: tax-equivalent adjustment (2)		35			34
Net interest income / margin		$9,172			$7,934

(1) Annualized for the six month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on on a taxable basis.

Our net interest spread, on a tax-equivalent basis, was 2.54% for the six months ended June 30, 2008 compared to 2.63% for the six months ended June 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 9 basis point reduction in our net interest spread resulted primarily from a lower spread on the $122.9 million growth in average earning assets in the first six months of 2008 compared to the same period in 2007.  Of the $122.9 million in growth, $17.2 million, or 14.0%, occurred in investments and federal funds, while the remaining growth of $105.7 million, or 86.0%, occurred in loans.  During the first six months of 2008, our investments and federal funds yielded a combined weighted rated of 5.01%, while our loans yielded a weighted rate of 6.70%.

The growth of $122.9 million in earning assets was funded primarily with $75.3 million in certificates of deposit and $35.6 million in borrowings.  For the six months ended June 30, 2008, our certificates of deposit had a weighted rate of 4.58%, while our borrowings had a weighed rate of 4.16% for a combined weighted rate of 4.43%.

Since we funded 93.6% of the growth in earning assets with higher costing borrowings and certificates of deposit at a combined rate of 4.43% rather than with lower costing transaction accounts at a rate of 1.82%, the additional earning assets and liabilities yielded a lower than historical net spread of 2.20%, causing the overall net interest spread to decline by 8 basis points.  The remaining 1 basis point reduction in the overall net interest spread resulted from the immediate impact of loans repricing in 2008.  During 2007 and the first six months of 2008, management determined that the bank had capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2007 was 2.85%, compared to 3.05% for the six months ended June 30, 2007.  During the six months ended June 30, 2008, interest-earning assets averaged $649.2 million, compared to $526.3 million in the six months ended June 30, 2007.  Interest-earning assets exceeded interest bearing liabilities by $53.2 million and $48.8 million for the six month periods ended June 30, 2008 and 2007, respectively.

Our loan yield decreased 87 basis points for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as a result of the 325 basis point reduction in short-term rates in the past nine months which had an immediate impact on our variable rate loans, which represented 39.7% of our total loans at June 30, 2008.  Offsetting the decrease in our loan yield was a 66 basis point decrease in the cost of our interest-bearing deposits for the first six months of 2008 compared to the same period in 2007.  The decrease in the rate on interest-bearing deposits is due primarily to the 59 basis point decrease on the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the past six months.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 144 basis points from June 30, 2007 while the rate on our transaction accounts has decreased 52 basis points in the same period.  The 59 basis point decrease in FHLB advances and related debt and the 144 basis point decrease in other borrowed funds in the first six months of 2008 compared to the same period in 2007 resulted primarily from the impact of the 325 basis point decrease in short-term market rates over the past nine months.  As of June 30, 2008, approximately 28% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $9.2 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively.  Of the $1.2 million increase in net interest income, approximately $1.9 million related to the impact of higher average earning assets and interest-bearing liabilities in the six months ended June 30, 2008 compared to the same period in 2007.  Average earning assets were $122.9 million higher during the six months ended June 30, 2008 compared to the same period in 2007, and average interest-bearing liabilities increased by $118.4 million during the same period, while lower spreads on the average balances reduced net interest income by $544,000.

Interest income for the six months ended June 30, 2008 was $20.7 million, consisting of $17.9 million on loans, $2.6 million on investments, and $181,000 on federal funds sold.  Interest income for the six months ended June 30, 2007 was $18.7 million, consisting of $16.2 million on loans, $2.1 million on investments, and $364,000 on federal funds sold.  Interest on loans for the six months ended June 30, 2008 and 2007 represented 86.8% and 86.7%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.2% and 13.3%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 82.9% and 82.1% of average interest-earning assets for the six months ended June 30, 2008 and 2007, respectively.  Included in interest income on loans for the six months ended June 30, 2008 and 2007, was $435,000 and $346,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the six months ended June 30, 2008 was $11.5 million, consisting of $8.0 million related to deposits and $3.5 million related to borrowings.  Interest expense for the six months ended June 30, 2007 was $10.8 million, consisting of $7.5 million related to deposits and $3.3 million related to borrowings.  Interest expense on deposits for the six months ended June 30, 2008 and 2007 represented 69.4% and 69.8%, respectively, of total interest expense, while interest expense on borrowings represented 30.6% and 30.2%, respectively, of total interest expense for the same periods.  During the six months ended June 30, 2008, average interest-bearing deposits increased by $82.8 million over the same period in 2007, while FHLB and other borrowings during the six months ended June 30, 2008 increased $35.6 million over the same period in 2007.  The FHLB advances and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2008 vs. 2007				June 30, 2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,868	$(1,153)	$(268)	$447	$1,336	$261	$60	$1,657
Investment securities	223	(2)	(1)	220	360	45	24	429
Federal funds sold	62	(128)	(39)	(105)	137	5	17	159
Total interest income	2,153	(1,283)	(308)	562	1,833	311	101	2,245

Interest expense
Deposits	922	(739)	(194)	(11)	816	410	137	1,363
FHLB advances	321	(220)	(54)	47	407	57	24	488
Other borrowings	(18)	(91)	6	(103)	(243)	102	(53)	(194)
Total interest expense	1,225	(1,050)	(242)	(67)	980	569	108	1,657

Net interest income	$928	$(233)	$(66)	$629	$853	$(258)	$(7)	$588

	Six Months Ended
	June 30, 2008 vs. 2007				June 30, 2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$3,855	$(1,739)	$(425)	$1,691	$2,489	$653	$134	$3,276
Investment securities	422	11	2	435	879	84	68	1,031
Federal funds sold	24	(194)	(13)	(183)	253	5	14	272
Total interest income	4,301	(1,922)	(436)	1,943	3,621	742	216	4,579

Interest expense
Deposits	1,605	(947)	(211)	447	1,641	919	330	2,890
FHLB advances	793	(333)	(100)	360	786	161	74	1,021
Other borrowings	(5)	(98)	1	(102)	(456)	239	(126)	(343)
Total interest expense	2,393	(1,378)	(310)	705	1,971	1,319	278	3,568

Net interest income	$1,908	$(544)	$(126)	$1,238	$1,650	$(577)	$(62)	$1,011

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

Three and six months ended June 30, 2008 and 2007

For the three months ended June 30, 2008 and 2007, we incurred a noncash expense related to the provision for loan losses of $700,000 and $380,000, respectively, bringing the allowance for loan losses to $6.5 million and $5.3 million, respectively.  The allowance represented 1.18% of gross loans at June 30, 2008 and 1.15% of gross loans at June 30, 2007.  During the three months ended June 30, 2008, we charged-off $470,000 of loans and recorded $10,000 of recoveries on loans previously charged-off.  During the three months ended June 30, 2007, we charged-off $469,000 of loans and recorded $31,000 of recoveries on loans previously charged-off.  The $460,000 and $438,000 net charge-offs during the second quarters of 2008 and 2007, respectively, represented 0.34% and 0.39% of the average outstanding loan portfolio for the three months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, we incurred a noncash expense related to the provision for loan losses of $1.3 million, bringing the allowance for loan losses to $6.5 million, or 1.18% of gross loans, as of June 30, 2008.  The $1.3 million provision for the six months ended June 30, 2008 related primarily to the level of charge-offs that occurred during this period.   During the six month period ended June 30, 2008, we charged-off $598,000 in loans and recorded $10,000 of recoveries on loans previously charged-off.  In contrast, for the six months ended June 30, 2007, we added $840,000 to the provision for loan losses, resulting in an allowance of $5.3 million at June 30, 2007.  We charged-off $526,000 of loans and recorded $31,000 of recoveries on loans previously charged-off during the six months ended June 30, 2007.  The $588,000 and $496,000 net charge-offs during the first six months of 2008 and 2007, respectively, represented 0.22% and 0.23% of the average outstanding loan portfolio for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008, the allowance for loan losses represented 2.1 times the amount of non-performing loans.  As a result of this level of coverage on non-performing loans and our internal loan calculation, we determined that the provisions of $700,000 and $1.3 million for the three and six months ended June 30, 2008, respectively, were appropriate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Loan fee income	$43	$38	$88	$75
Service fees on deposit accounts	142	106	291	182
Income from bank owned life insurance	102	86	198	183
Real estate owned activity	7	(149)	(51)	179
Other income	81	67	160	123
Total noninterest income	$375	$148	$686	$742

Three months ended June 30, 2008 and 2007

Noninterest income in the three month period ended June 30, 2008 was $375,000, an increase of 153.4% over noninterest income of $148,000 in the same period of 2007.  The significant change is related to the $7,000 income on real estate owned activity during the three months ended June 30, 2008 compared to a loss of $149,000 for the same period in 2007.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $43,000 and $38,000 for the three months ended June 30, 2008 and 2007, respectively.  The $5,000 increase for the three months ended June 30, 2008 compared to the same period in 2007 related primarily to a $12,000 increase in fees received from the issuance of letters of credit, partially offset by a decrease of $7,000 in mortgage origination fees.  Fees received from the issuance of letters of credit were $19,000 and $7,000 for the three months ended June 30, 2008 and 2007, respectively, while mortgage origination fees were $0 and $7,000 for the second quarter of 2008 and 2007, respectively.  Late charge fees were $23,000 for the three month periods ended June 30, 2008 and 2007, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $142,000 and $106,000 for the three months ended June 30, 2008 and 2007, respectively.  The $36,000 increase is primarily related to a $27,000 increase in deposit related fees and $9,000 in NSF fees.  Deposit related fees were $47,000 and $20,000 for the three months ended June 30, 2008 and 2007, respectively, while NSF fee income was $86,000 and $77,000 for the three months ended June 30, 2008 and 2007, respectively, representing 60.1% of total service fees on deposits in the 2008 period compared to 72.6% of total service fees on deposits in the 2007 period.  In addition, overdraft fees were $9,000 for the three months ended June 30, 2008 and 2007.

We purchased bank owned life insurance in the third quarter of 2006.  Income derived from this life insurance was $102,000 and $86,000 for the three months ended June 30, 2008 and 2007, respectively.

           Real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the three months ended June 30, 2008, we had a gain on real estate owned activity of $7,000, a $156,000 increase from the same period in 2007.  For the three months ended June 30, 2007, we had a loss from real estate activity of $149,000 which included a write-down on property held for sale of $56,000.  We also had income and expenses related to loans that were transferred into other real estate owned.  Expenses on these properties exceeded income derived from the real estate by $93,000 for the three months ended June 30, 2007.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $81,000 and $67,000 for the three months ended June 30, 2008 and 2007, respectively.  The $14,000 increase relates primarily to a $15,000 increase in debit card transaction fees, partially offset by a $1,000 decrease in wire transfer and other deposit related fees.  Debit card transaction fees were $59,000 and $44,000 for the three months ended June 30, 2008 and 2007, respectively, and represented 72.8% and 65.7% of total other income for the second quarters of 2008 and 2007, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $24,000 and $19,000 for the three months ended June 30, 2008 and 2007, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended June 30, 2008 and 2007 was $35,000 and $25,000, respectively.  Wire transfer and other deposit related fees were $22,000 and $23,000 for the second quarters ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 and 2007

Noninterest income in the six month period ended June 30, 2008 was $686,000, a decrease of 7.5% over noninterest income of $742,000 in the same period of 2007.  The $56,000 decrease in noninterest income is related to a decrease of $230,000 in real estate owned activity, partially offset by increases of $13,000 in loan fee income, $109,000 in service fees on deposit accounts, $15,000 in income from bank owned life insurance, and $37,000 in other income.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $88,000 and $75,000 for the six months ended June 30, 2008 and 2007, respectively.  The $13,000 increase for the six months ended June 30, 2008 compared to the same period in 2007 related primarily to increases of $7,000 in late charge fees and $16,000 in fees received from the issuance of letters of credit, partially offset by a decrease of $10,000 in mortgage origination fees.  Late charge fees were $53,000 and $46,000 for the six months ended June 30, 2008 and 2007, respectively, while income related to amortization of fees on letters of credit was $29,000 and $13,000 for the same periods in 2008 and 2007, respectively.  Mortgage origination fees were $6,000 and $16,000 for the six months ended June 30, 2008 and 2007, respectively,

Service fees on deposits were $291,000 and $182,000 for the six months ended June 30, 2008 and 2007, respectively.  While the number of client accounts continues to grow, the $109,000 increase is primarily related to the amount of NSF fees collected in the first six months of 2008, compared to the same period in 2007, as well as an increase in service charges on deposit accounts.  NSF income increased $74,000 to $197,000 for the six months ended June 30, 2008 from $123,000 for the same period in 2007, representing 67.7% of total service fees on deposits in the 2008 period compared to 67.8% of total service fees on deposits in the 2007 period.  In addition, service charges on deposit accounts increased $45,000 during the six months ended June 30, 2008 to $84,000 from $39,000 for the same period in 2007.  Partially offsetting the increase in NSF fees collected and service charges was an $8,000 decrease in overdraft fees which were $4,000 for the six months ended June 30, 2008 compared to $12,000 for the same period in 2007

We purchased bank owned life insurance in the third quarter of 2006.  Income derived from this life insurance was $198,000 and $183,000 for the six months ended June 30, 2008 and 2007, respectively.

           Real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the six months ended June 30, 2008, we had a loss on real estate owned activity of $51,000, a $230,000 decrease from the same period in 2007.  For the six months ended June 30, 2007, we had income from real estate activity of $179,000 which included a pre-tax gain of $319,000 on property held for sale.  In addition, we leased a portion of the property held for sale and collected monthly rent of approximately $19,000 in March 2007.  We also had income and expenses related to loans that were transferred into other real estate owned.  Expenses on these properties exceeded income derived from the real estate by $177,000 for the six months ended June 30, 2007

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $160,000 and $123,000 for the six months ended June 30, 2008 and 2007, respectively.  The $37,000 increase relates primarily to a $26,000 increase in debit card transaction fees and a $12,000 increase in other deposit related fees, partially offset by a $2,000 decrease in wire transfer fees.  Debit card transaction fees were $109,000 and $82,000 for the six months ended June 30, 2008 and 2007, respectively and represented 68.1% and 67.2% of total other income for the first six months of 2008 and 2007, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $44,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the six months ended June 30, 2008 and 2007 was $65,000 and $48,000, respectively.  Wire transfer fees were $15,000 and $17,000 for the six months ended June 30, 2008 and 2007, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses (dollars in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Compensation and benefits	$1,806	1,510	$3,524	$2,932
Professional fees	127	161	241	285
Marketing	161	143	296	248
Insurance	143	160	272	212
Occupancy	349	348	697	744
Data processing and related costs	344	296	665	555
Telephone	42	33	76	68
Other	214	168	401	283
Total noninterest expense	$3,186	2,819	$6,172	$5,327

Three months ended June 30, 2008 and 2007

We incurred noninterest expenses of $3.2 million for the three months ended June 30, 2008 compared to $2.8 million for the three months ended June 30, 2007.  Average interest-earning assets increased 23.1% during this period, while general and administrative expense increased only 13.0%.

For the three months ended June 30, 2008, compensation and benefits, occupancy, and data processing and related costs represented 78.4% of the total noninterest expense compared to 76.4% for the same period in 2007.

Six months ended June 30, 2008 and 2007

We incurred noninterest expenses of $6.2 million for the six months ended June 30, 2008 compared to $5.3 million for the six months ended June 30, 2007.  Average interest-earning assets increased 23.3% during this period while general and administrative expense increased 15.9%.

For the six months ended June 30, 2008, compensation and benefits, occupancy, and data processing and related costs represented 79.2% of the total noninterest expense compared to 79.4% for the same period in 2007.

The following table sets forth information related to our compensation and benefits.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Base compensation	$1,243	$1,030	$2,402	1,969
Incentive compensation	318	269	565	483
Total compensation	1,561	1,299	2,967	2,452
Benefits	293	252	641	558
Capitalized loan origination costs	(48)	(41)	(84)	(78)
Total compensation and benefits	$1,806	$1,510	$3,524	2,932

Three months ended June 30, 2008 and 2007

Compensation and benefits expense was $1.8 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively.   Compensation and benefits represented 56.7% and 53.6% of our total noninterest expense for the three months ended June 30, 2008 and 2007, respectively.  The $296,000 increase in compensation and benefits in the second quarter of 2008 compared to the same period in 2007 resulted from increases of $213,000 in base compensation,  $49,000 in additional incentive compensation, and $41,000 higher benefits expense.  These amounts were partly offset by an increase of $7,000 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $213,000 increase in base compensation expense related to the cost of 19 additional employees as well as annual salary increases.  Two of the new employees were hired to further enhance our credit review department, while the remaining 17 employees were hired to staff and support our two additional branch office locations and to support our loan and deposit growth.   Incentive compensation represented 17.6% and 17.8 % of total compensation and benefits for the three months ended June 30, 2008 and 2007, respectively.  The incentive compensation expense recorded for the second quarters of 2008 and 2007 represented an accrual of the estimated incentive compensation earned during the second quarter of the respective year.  Benefits expense increased $41,000 in the second quarter of 2008 compared to the same period in 2007.  Benefits expense represented 18.8% and 19.4% of the total compensation for the three months ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 and 2007

Compensation and benefits expense was $3.5 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively.   Compensation and benefits represented 57.1% and 55.0% of our total noninterest expense for the six months ended June 30, 2008 and 2007, respectively.  The $592,000 increase in compensation and benefits in the first six months of 2008 compared to the same period in 2007 resulted from increases of $433,000 in base compensation,  $82,000 in additional incentive compensation, and $83,000 higher benefits expense.  These amounts were partly offset by an increase of $6,000 in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $433,000 increase in base compensation expense related to the cost of 19 additional employees as well as annual salary increases. Two of the new employees were hired to further enhance our credit review department, while the remaining 17 employees were hired to staff and support our two additional branch office locations and to support our loan and deposit growth.    Incentive compensation represented 16.0% and 16.5 % of total compensation and benefits for the six months ended June 30, 2008 and 2007, respectively.  The incentive compensation expense recorded for the first six months of 2008 and 2007 represented an accrual of the estimated incentive compensation earned during the first six months of the respective year.  Benefits expense increased $83,000 in the first six months of 2008 compared to the same period in 2007.  Benefits expense represented 21.6% and 22.8% of the total compensation for the six months ended June 30, 2008 and 2007, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Data processing costs	$261	$213	$510	$396
Debit card transaction expense	24	19	44	35
Courier expense	24	29	48	54
Other expenses	35	35	63	70
Total data processing and related costs	$344	$296	$665	$555

Data processing and related costs were $344,000 and $296,000, an increase of $48,000 for the three months ended June 30, 2008 and 2007, respectively.   During the first six months of 2008 and the same period of 2007, our data processing and related costs were $665,000 and $555,000, respectively, an increase of $110,000, or 19.8%.

During the three months ended June 30, 2008, our data processing costs for our core processing system were $261,000 compared to $213,000 for the three months ended June 30, 2007.  We have contracted with an outside computer service company to provide our core data processing services.  Costs for our core data processing services increased $48,000, or 22.5%, from $213,000 to $261,000 for the three months ended June 30, 2008 compared to the same period in 2007.  The increases in costs were caused by a higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  During the six months ended June 30, 2008 and 2007, data processing costs for our core processing system were $510,000 and $396,000, respectively, an increase of $114,000, or 28.8%.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.   Debit card transaction expense was $24,000 and $19,000 for the three months ended June 30, 2008 and 2007, respectively, and $44,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively.

Occupancy expense represented 11.0% and 12.3% of total noninterest expense for the three months ended June 30, 2008 and 2007, respectively.  Occupancy expense remained virtually unchanged for the three months ended June 30, 2008 and 2007 at $349,000 and $348,000, respectively.  For the six months ended June 30, 2008, occupancy expense decreased $47,000 to $697,000 from $744,000 for the same period ended June 30, 2007.  Occupancy expense represented 11.3% and 14.0% of total noninterest expense for the first six months of 2008 and 2007, respectively.

The remaining $22,000 increase in noninterest expense for the three month period ended June 30, 2008 compared to the same period in 2007 resulted primarily from increases of $18,000 in marketing expenses and $55,000 in telephone and other noninterest expenses, partially offset by decreases of $34,000 in professional fees and $17,000 in insurance.  The increase in marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market, while a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, business meals and deposit account losses.  The decrease in insurance costs is primarily due to the additional FDIC deposit insurance expensed in the second quarter of 2007, as a result of the FDIC deposit insurance increase imposed by the Federal Deposit Insurance Corporation in June 2007.  The decrease in professional fees is due primarily to the additional costs incurred during 2007 related to the name change of our company.

For the six month period ended June 30, 2008, remaining noninterest expenses increased $190,000 from the same period in 2007.  Of this amount, $48,000 was related to marketing expenses, $60,000 was related to insurance, and $126,000 related to telephone and other expenses, partially offset by a $44,000 decrease in professional fees.  The increase in marketing expenses relates to expanding our market awareness in the Greenville market, as well as the new Columbia market, and the opening of two new offices in early July 2008.  The increase in insurance costs is primarily due to the additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation which is assessed based on the amount of deposits held by the bank.  In addition, a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, business meals, collection expenses and deposit account losses.  The decrease in professional fees is due primarily to the additional costs incurred during 2007 related to the name change of our company.

Income tax expense was $406,000 for the three months ended June 30, 2008 compared to $348,000 during the same period in 2007.   For the six months ended June 30, 2008, income tax expense was $778,000 compared to $800,000 for the same period in 2007.  Our effective tax rate was 32.0% and 31.7%, respectively, for the three month periods ended June 30, 2008 and 2007, respectively, and 32.6% and 31.9% for the six month periods ended June 30, 2008 and 2007, respectively.

Balance Sheet Review

General

At June 30, 2008, we had total assets of $697.9 million, consisting principally of $540.1 million in loans, $95.5 million in investments, $27.6 million in federal funds sold, and $9.6 million in cash and due from banks.  Our liabilities at June 30, 2008 totaled $659.2 million, which consisted principally of $482.9 million in deposits, $157.7 million in FHLB advances and related debt, and $13.4 million in junior subordinated debentures.  At June 30, 2008, our shareholders’ equity was $38.7 million.

At December 31, 2007, we had total assets of $628.1 million, consisting principally of $503.1 million in loans, $87.5 million in investments, $9.3 million in federal funds sold, and $7.7 million in cash and due from banks and $8.9 million in bank owned life insurance.  Our liabilities at December 31, 2007 totaled $589.9 million, consisting principally of $412.8 million in deposits, $158.5 million in FHLB advances, and $13.4 million of junior subordinated debentures.  At December 31, 2007, our shareholders’ equity was $38.3 million.

Federal Funds Sold

At June 30, 2008, our federal funds sold were $27.6 million, or 4.0% of total assets.  At December 31, 2007, our $9.3 million in federal funds sold on an overnight basis comprised 1.5% of total assets.

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at June 30, 2008.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Government sponsored enterprises	$-	-	$12,065	5.52%	$7,160	5.06%	$19,225	5.35%
State and political subdivisions	-	-	629	3.81%	3,024	3.79%	3,653	3.80%
Mortgage-backed securities	437	4.59%	7,773	4.84%	40,841	5.69%	49,051	5.54%
Preferred stock	-	-	-	-	1,902	7.89%	1,902	7.89%
Total	$437	4.59%	$20,467	5.21%	$52,927	5.58%	$73,831	5.47%

Held to Maturity
Mortgage-backed securities	$-	-	279	3.852%	$12,956	4.42%	$13,235	4.41%

At June 30, 2008 our investments included securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Federal Farm Credit Bureau with carrying values of $23.8 million, $40.3 million, and $11.1 million, respectively.

The amortized costs and the fair value of our investments at June 30, 2008 and December 31, 2007 are shown in the following table.

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$19,481	$19,225	$10,992	$11,078
State and political subdivisions	3,791	3,653	3,793	3,736
Mortgage-backed securities	50,769	49,051	47,061	47,172
Preferred stock	2,016	1,902	2,019	2,024
Total	$76,057	$73,831	$63,865	$64,010

Held to Maturity
Mortgage-backed securities	$13,235	$12,994	$14,819	$14,573

                Other investments totaled $8.4 million at June 30, 2008 and consisted primarily of Federal Reserve Bank stock with a cost of $1.3 million, investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.7 million.

At June 30, 2008, we had $95.5 million in our investment securities portfolio which represented approximately 13.7% of our total assets.  We held U.S. Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $84.9 million and an amortized cost of $87.3 million for an unrealized loss of $2.4 million.  We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

In addition, we held $2.0 million of FNMA preferred stock yielding 8.25% and callable in December 2010.  We believe that this stock will most likely be called at that time.  The market value at June 30, 2008 was $1.9 million and our carrying value was $2.0 million.  Therefore, we reflected an unrealized loss of $114,000 at June 30, 2008.  We believe that the stock has not been permanently impaired as the stock price has continued to fluctuate since the second quarter of 2008.  Congress has passed legislation to provide additional financial stability for FNMA.  The long-term impact of the legislation on the market value of the preferred stock is yet to be determined.

At December 31, 2007, the $87.5 million in our investment securities portfolio represented approximately 13.9% of our total assets.  We held government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $78.6 million and an amortized cost of $78.7 million for an unrealized loss of $101,000.

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

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2008 and 2007, average loans were $537.8 million and $432.1 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2008 were $546.5 million.  Average loans for the year ended December 31, 2007 were $459.2 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2007 were $508.9 million.

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

The following table summarizes the composition of our loan portfolio at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial:
Owner occupied	$107,357	19.6%	$114,168	22.4%
Non-owner occupied	147,393	27.0%	147,478	29.0%
Construction	57,885	10.6%	38,464	7.6%
Total commercial real estate	312,635	57.2%	300,110	59.0%
Consumer:
Residential	60,223	11.0%	59,815	11.7%
Home equity	53,581	9.8%	46,806	9.2%
Construction	8,410	1.5%	7,154	1.4%
Total consumer real estate	122,214	22.3%	113,775	22.3%

Total real estate	434,849	79.5%	413,885	81.3%

Commercial business0	102,002	18.7%	86,863	17.1%
Consumer-other	10,692	2.0%	9,051	1.8%
Deferred origination fees, net	(1,006)	(0.2)%	(949)	(0.2)%
Total gross loans, net of
deferred fees	546,537	100.0%	508,850	100.0%
Less—allowance for loan losses	(6,463)		(5,751)
Total loans, net	$540,074		$503,099

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2008.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate – mortgage	$68,005	$236,109	$64,440	$368,554
Real estate – construction	30,781	18,566	16,948	66,295
Total real estate	98,786	254,675	81,388	434,849

Commercial business	51,880	45,747	4,375	102,002
Consumer-other	4,692	5,311	689	10,692
Deferred origination fees, net	(314)	(505)	(187)	(1,006)
Total gross loans, net of deferred fees	$155,044	$305,228	$86,265	$546,537
Loans maturing after one year with:
Fixed interest rates				$236,187
Floating interest rates				$155,306

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2007.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate – mortgage	$70,081	$251,978	$46,208	$368,267
Real estate – construction	17,418	21,256	6,944	45,618
Total real estate	87,499	273,234	53,152	413,885

Commercial business	48,659	37,477	727	86,863
Consumer – other	4,568	3,973	510	9,051
Deferred origination fees, net	(258)	(577)	(114)	(949)
Total gross loans, net of deferred fees	$140,468	$314,107	$54,275	$508,850
Loans maturing after one year with:
Fixed interest rates				$229,060
Floating interest rates				$139,322

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2008 and 2007:

	June 30,
	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$5,751	$4,949

Loans charged-off	(598)	(526)

Recoveries of loans previously charged-off	10	31

Net loans (charged-off) recovery	$(588)	$(495)

Provision for loan losses	1,300	840

Balance, end of period	$6,463	$5,294

Allowance for loan losses to gross loans	1.18%	1.15%

Net charge-offs to average loans	0.22%	0.23%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of total assets, and the related percentage of allowance for loan losses for the six months ended June 30, 2008 and the year ended December 31, 2007.  All loans over 90 days past due are on and included in loans on nonaccrual.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)

Loans over 90 days past due	$502	$4,382

Loans on nonaccrual:
Mortgage	2,648	4,316
Commercial	402	75
Consumer	23	45
Total nonaccrual loans	3,073	4,436

Troubled debt restructuring	-	-

Total of nonperforming loans	3,073	4,436

Other nonperforming assets	2,080	268

Total nonperforming assets	$5,153	$4,704

Percentage of total assets	0.74%	0.75%

Percentage of nonperforming loans
and assets to gross loans	0.94%	0.92%

                The allowance for loan losses was $6.5 million and $5.8 million at June 30, 2008 and December 31, 2007, respectively or 1.18% and 1.13% of outstanding loans, respectively.  During the year ended December 31, 2007, we had net charged off loans of $1.3 million.  During the six months ended June 30, 2008 and 2007 we had net charge-offs of $588,000 and $495,000, respectively.

At June 30, 2008 and December 31, 2007, nonaccrual loans represented 0.56% and 0.87% of total loans, respectively.  At June 30, 2008 and December 31, 2007, we had $3.1 million and $4.4 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Other nonperforming assets, which includes real estate acquired through foreclosure, was $2.1 million and $268,000 at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, other nonperforming assets consisted of three properties, two of which are residential properties valued at $173,000 and $15,000, respectively.  The third property is commercial real estate valued at $1.9 million.  We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2008.

The amount of foregone interest income on the nonaccrual loans in the first six months of 2008 was approximately $100,000.   The amount of interest income recorded in the first six months of 2008 for loans that were on nonaccrual at June 30, 2008 was $2,800.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $155.3 million at December 31, 2007 and $204.1 at June 30, 2008.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $211.0 million and $196.0 million at June 30, 2008 and December 31, 2007, respectively.  Although core deposits do not include deposits obtained out-of-market, we believe the $204.1 million of out-of-market funds to be a stable source of funding.  Except for the event of death, these deposit do not have the ability to prepay.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 113% and 123% at June 30, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2008 and 2007.

	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$31,446	- %	$30,569	- %
Interest bearing demand deposits	38,009	1.16%	34,327	1.68%
Money market accounts	87,536	2.14%	84,014	3.59%
Savings accounts	1,826	0.39%	1,509	0.68%
Time deposits less than $100,000	44,542	4.36%	44,526	5.03%
Time deposits greater than $100,000	254,262	4.62%	178,958	5.21%
Total deposits	$457,621	3.50%	$373,903	4.05%

The increase in time deposits of $100,000 or more for the six months ended June 30, 2008 compared to the 2007 period resulted primarily from a $75.2 million increase in wholesale deposits.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2008 was as follows:

June 30, 2008
(Dollars in thousands)
Three months or less	$90,787
Over three through six months	43,178
Over six through twelve months	50,780
Over twelve months	85,339
Total	$270,084

Capital Resources

Total shareholders’ equity at June 30, 2008 was $38.7 million.  At December 31, 2007, total shareholders’ equity was $38.3 million.  The increase during the first six months of 2008 resulted primarily from the $1.6 million of net income earned, partially offset by the $1.6 million net unrealized holding loss on securities.

The following table shows the return on average assets (annualized net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six months ended June 30, 2008 and the year ended December 31, 2007.  Since our inception, we have not paid any cash dividends.

	June 30, 2008	December 31, 2007

Return on average assets	0.48%	0.60%
Return on average equity	8.19%	9.40%
Equity to assets ratio	5.88%	6.35%

Our return on average assets was 0.48% for the six months ended June 30, 2008, a decrease from 0.60% for the year ended December 31, 2007.  In addition, our return on average equity decreased to 8.19% from 9.40% for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.  The decrease in the equity to assets ratio is a function of the $97.9 million increase in average assets compared to the $3.0 million increase in average equity.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, and a limited amount of qualifying preferred stock, reduced by the unrealized gain or loss on securities available for sale and certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations, and preferred stock that did not qualify as Tier 1 capital.  We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

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

                The following table sets forth the holding company’s and the bank’s various capital ratios at June 30, 2008 and at December 31, 2007.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2008		December 31, 2007
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	10.5%	11.8%	11.1%	12.4%
Tier 1 risk-based capital	9.4%	10.6%	10.0%	11.3%
Leverage capital	7.7%	8.7%	8.3%	9.5%

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

Off-Balance Sheet Risk

                 Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2008, unfunded commitments to extend credit were $100.4 million, of which $18.5 million was at fixed rates and $81.9 million was at variable rates.  At December 31, 2007, unfunded commitments to extend credit were $104.5 million, of which approximately $65.0 million was at fixed rates and $39.5 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2008 and December 31, 2007, there was a $3.5 million and $2.8 million commitment under letters of credit, respectively.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were liability sensitive during the year ended December 31, 2007 and through the six months ended June 30, 2008.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 40% and 39% of our loans were variable rate loans at June 30, 2008 and December 31, 2007, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (24.5%) because $161.0 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

                At June 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $37.2 million, or 5.3%, of total assets.  Our investment securities at June 30, 2008 amounted to $95.5 million, or 13.7% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $77.1 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2007, our liquid assets amounted to $17.0 million, or 2.7% of total assets.  Our investment securities at December 31, 2007 amounted to $87.5 million, or 13.9% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $43.8 million for which there were no borrowings against the lines at June 30, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at June 30, 2008 was $9.1 million, based on the bank’s $6.7 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.  The company also has a $15.0 million revolving line of credit with another bank for which $7.0 million was unused at June 30, 2008.

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

The following table sets forth information regarding our rate sensitivity as of June 30, 2008 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$27,630	$-	$-	$-	$27,630
Investment securities	12,858	6,819	24,240	43,149	87,066
Loans	239,958	46,330	186,070	70,471	542,829

Total earning assets	$280,446	$53,149	$210,310	$113,620	$657,525

Interest-bearing liabilities:
Money market and NOW	$126,035	$-	$-	$-	$126,035
Regular savings	1,809	-	-	-	1,809
Time deposits	108,991	122,300	90,145	-	321,436
FHLB advances and related debt	90,625	31,475	25,600	10,000	157,700
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$340,863	$153,775	$115,745	$10,000	$620,383

Period gap	$(60,417)	$(100,626)	$94,565	$103,620
Cumulative gap	(60,417)	(161,043)	(66,478)	37,142

Ratio of cumulative gap to total earning assets	(9.2%)	(24.5%)	(10.1%)	5.6%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$9,257	$-	$-	$-	$9,257
Investment securities	2,875	19,042	27,984	28,928	78,829
Loans	204,533	49,411	202,907	47,351	504,202

Total earning assets	$216,665	$68,453	$230,891	$76,279	$592,288

Interest-bearing liabilities:
Money market and NOW	$118,273	$-	$-	$-	$118,273
Regular savings	1,692	-	-	-	1,692
Time deposits	82,554	160,578	18,126	-	261,258
FHLB advances and related debt	95,520	14,000	39,000	10,000	158,520
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$311,442	$174,578	$57,126	$10,000	$553,146

Period gap	$(94,777)	$(106,125)	$173,765	$66,279
Cumulative gap	(94,777)	(200,902)	(27,137)	39,142

Ratio of cumulative gap total assets total earning assets	(16.0%)	(33.9%)	(4.6%)	6.6%

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

 In May, 2008, the FASB issued Statement SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The application of the Statement will have no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of the Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

                Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2008 from that presented in our annual report on Form 10-K for the year ended December 31, 2007.  See “Market Risk” and “Liquidity and Interest Rate Sensitivity” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders.

At our company’s annual meeting of shareholders held on May 13, 2008, our shareholders elected four members of the board of directors as Class III directors for a three-year term.  Our board of directors is divided into three classes with each class being nearly equal in number as possible.  The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders.  The current Class I directors are Mark A. Cothran, Rudolph G. Johnstone, III, M.D., and R. Arthur Seaver, Jr.  The current Class II directors are Leighton M. Cubbage, David G. Ellison, James B. Orders, and Willam B. Sturgis.  The current Class III directors are Andrew B. Cajka, Anne S. Ellefson, Fred Gilmer, Jr. and Tecumseh Hooper, Jr.

                The previous terms of the Class III directors expired at the 2008 annual shareholder meeting.  Each of the four then current Class III directors was nominated for election and stood for re-election at the 2008 annual shareholder meeting for a three-year term. The number of votes in favor of the Class II directors were as follows:  Mr. Cajka – 2,069,986; Ms. Ellefson – 2,069,986; Mr. Gilmer, Jr. – 2,070,316; and for Mr. Hooper – 2,070,316.  The number of votes against the Class III directors were as follows:  Mr. Cajka – 0; Ms. Ellefson – 0; Mr. Gilmer, Jr. – 0; and Mr. Hooper – 0.   No shareholders voted to abstain, and there were no broker non-votes.

                Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class III directors to serve a three-year term, expiring at the 2011 annual meeting of shareholders, was recorded in our minute book.

                There were no other matters voted on by the company’s shareholders at our 2008 annual shareholder meeting .

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 8, 2008	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: August 8, 2008	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2         Rule 13a-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.