Form 10-Q
period 2008-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2008-11-14
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
3,044,863 shares of common stock, $.01 par value per share, were issued and outstanding as of November 10,, 2008.

SOUTHERN FIRST BANCSHARES, INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             The financial statements of Southern First Bancshares, Inc. and its Subsidiary are set forth in the following pages.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,189	$7,714
Federal funds sold	12,003	9,257
Investment securities available for sale	68,703	64,010
Investment securities held to maturity-
(fair value $12,635 and $14,573)	12,854	14,819
Other investments, at cost	8,461	8,678
Loans, net	554,782	503,098
Property and equipment, net	9,921	5,391
Accrued interest receivable	2,931	3,324
Other real estate owned	2,061	268
Bank owned life insurance	11,719	8,907
Deferred income taxes	3,321	2,003
Other assets	621	660

Total assets	$696,566	$628,129

Liabilities
Deposits	$477,828	$412,821
Official checks outstanding	3,159	819
Federal Home Loan Bank advances and related debt	161,700	158,520
Junior subordinated debentures	13,403	13,403
Accrued interest payable	2,064	2,739
Accounts payable and accrued expenses	763	1,549

Total liabilities	658,917	589,851

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share
10,000,000 shares authorized, 3,016,118 and 2,946,456 issued and
outstanding at September 30, 2008 and December 31, 2007, respectively	30	29
Nonvested restricted stock	(30)	(41)
Additional paid-in capital	31,504	31,034
Accumulated other comprehensive income (loss)	(2,497)	96
Retained earnings	8,642	7,160

Total shareholders’ equity	37,649	38,278

Total liabilities and shareholders’ equity	$696,566	$628,129

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Interest income
Loans	$8,720	$9,096	$26,630	$25,315
Investment securities	1,282	1,107	3,837	3,228
Federal funds sold	57	77	238	441

Total interest income	10,059	10,280	30,705	28,984

Interest expense
Deposits	3,531	4,015	11,495	11,533
Borrowings	1,685	1,842	5,195	5,094
Total interest expense	5,216	5,857	16,690	16,627

Net interest income	4,843	4,423	14,015	12,357
Provision for loan losses	650	450	1,950	1,290

Net interest income after provision for loan losses	4,193	3,973	12,065	11,067

Noninterest income
Loan fee income	38	45	126	121
Service fees on deposit accounts	177	111	468	293
Income from bank owned life insurance	114	96	312	278
Gain on sale of securities	7	-	7	-
Other than temporary impairment on investment securities	(1,841)	-	(1,841)	-
Real estate owned activity	(7)	(70)	(58)	109
Other income	85	65	245	188

Total noninterest income (loss)	(1,427)	247	(741)	989

Noninterest expenses
Compensation and benefits	1,625	1,547	5,149	4,479
Professional fees	127	131	368	416
Marketing	154	139	450	387
Insurance	141	116	413	328
Occupancy	437	337	1,134	1,081
Data processing and related costs	347	310	1,012	865
Telephone	50	29	126	97
Other	159	176	560	459

Total noninterest expenses	3,040	2,785	9,212	8,112

Income (loss) before income tax expense	(274)	1,435	2,112	3,944

Income tax expense (benefit)	(148)	478	630	1,278

Net income (loss)	$(126)	$957	$1,482	$2,666

Earnings (loss) per common share
Basic	$(0.04)	$.32	$.50	$.91
Diluted	$(0.04)	$.30	$.47	$.82

Weighted average common shares outstanding
Basic	3,002,205	2,946,456	2,984,947	2,941,007
Diluted	3,002,205	3,235,959	3,175,274	3,241,437

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2008  AND 2007

(Dollars in thousands, except share data)

 (Unaudited)

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders’
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2006	2,933,868	$29	$-	$30,846	$(16)	$3,724	$34,583

Net income	-	-	-	-	-	2,666	2,666

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(239)	-	(239)

Comprehensive income	-	-	-	-	-	-	2,427

Proceeds from exercise of stock
options and warrants	10,088	-	-	63	-	-	63

Issuance of restricted stock	2,500	-	(54)	54	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	10	-	-	-	10

Compensation expense related to
stock options	-	-	-	9	-	-	9

September 30, 2007	2,946,456	$29	$(44)	$30,972	$(255)	$6,390	$37,092

December 31, 2007	2,946,456	$29	$(41)	$31,034	$96	$7,160	$38,278

Net income	-	-	-	-	-	1,482	1,482

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	(2,593)	-	(2,593)

Comprehensive income (loss)	-	-	-	-	-	-	(1,111)

Proceeds from exercise of stock
options and warrants	69,662	1	-	428	-	-	429

Amortization of deferred
compensation on restricted stock	-	-	11	-	-	-	11

Compensation expense related to
stock options	-	-	-	42	-	-	42

September 30, 2008	3,016,118	$30	$(30)	$31,504	$(2,497)	$8,642	$37,649

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the nine months ended
	September 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$1,482	$2,666
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,950	1,290
Depreciation and other amortization	389	361
Accretion and amortization of securities discounts and premium, net	111	63
Loss on sale of real estate	67	181
Gain on sale of property held for sale	-	(319)
Gain on sale of investment securities	(7)	-
Other than temporary impairment on investment securities	1,841	-
Compensation expense related to stock options	53	18
Increase in cash surrender value of bank owned life insurance	(312)	(278)
Decrease in deferred tax asset	17	26
Decrease in other assets, net	430	121
Increase (decrease) in other liabilities, net	880	(2,141)

Net cash provided by operating activities	6,901	1,988

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(55,541)	(82,306)
Purchase of property and equipment	(4,918)	(1,055)
Purchase of investment securities:
Available for sale	(27,666)	(21,083)
Other investments	(909)	(2,042)
Payments and maturity of investment securities:
Available for sale	17,130	5,706
Held to maturity	1,936	1,816
Other investments	1,125	810
Purchase of bank owned life insurance	(2,500)	(390)
Proceeds from sale of property held for sale	-	2,355
Proceeds from sale of real estate acquired in settlement of loans	47	467

Net cash used for investing activities	(71,296)	(95,722)

Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	65,007	69,560
Increase in short-term borrowings	-	10,000
Proceeds from the exercise of stock options and warrants	429	63
Increase in Federal Home Loan Bank advances and related debt	3,180	25,000

Net cash provided by financing activities	68,616	104,623

Net increase in cash and cash equivalents	4,221	10,889

Cash and cash equivalents at beginning of the period	16,971	16,579
Cash and cash equivalents at end of the period	$21,192	$27,468

Supplemental information
Cash paid for
Interest	$17,366	$16,307

Income taxes	$1,317	$1,252

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$-	$2,035

Foreclosure of real estate	$1,907	$-

Unrealized loss on securities, net of income taxes	$(2,593)	$(239)

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

Basis of Presentation

                The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2007 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

Cash and Cash Equivalents

    For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.”  These assets have contractual maturities of less than three months.

Note 2 – Other than Temporary Impairment on Investment Securities

    During the three months ended September 30, 2008, we recorded an impairment charge of $1.8 million, pre-tax, on our Federal National Mortgage Association (“FNMA”) preferred stock, which was determined to have suffered an other-than-temporary impairment as a result of the Government’s decision on September 7, 2008 to place the FNMA and Federal Home Loan Mortgage Corporation (“FHLMC”) under conservatorship.

    As a result of the passage of the Emergency Economic Stabilization Act of 2008, the Bank’s ability to utilize the loss on the FNMA preferred stock against ordinary income was considered in determining that the company did not need to establish a valuation for the the deferred tax asset that was recorded related to the $1.8 million impairment charge.

Note 3 – Property Held for Sale

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

Note 4 – Earnings per Share

    The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007.  Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

    At September 30, 2008 and 2007, 59,750 and 13,000 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value (dollars in thousands, except share data).

	Three months ended September 30,
	2008	2007

Basic Earnings Per Share
Average common shares	3,002,205	2,946,456
Net income (loss)	$(126)	$957
Earnings (loss) per share	$(0.04)	$0.32

Diluted Earnings Per Share
Average common shares	3,002,205	2,946,456
Average dilutive common shares	-	289,503
Adjusted average common shares	3,002,205	3,235,959
Net income (loss)	$(126)	$957
Earnings (loss) per share	$(0.04)	$0.30

	Nine months ended September 30,
	2008	2007

Basic Earnings Per Share
Average common shares	2,984,947	2,941,007
Net income	$1,482	$2,666
Earnings per share	$0.50	$0.91

Diluted Earnings Per Share
Average common shares	2,984,947	2,941,007
Average dilutive common shares	190,327	300,430
Adjusted average common shares	3,175,274	3,241,437
Net income	$1,482	$2,666
Earnings per share	$0.47	$0.82

Note 5 – Stock Based Compensation

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

Note 6 – Fair Value Measurement

   Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring or on a nonrecurring basis.

   SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis as of September 30, 2008 are as follows:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Investment securities available for sale	$174	$63,830	$4,698
Other investments	-	-	8,461

Total	$174	$63,830	$13,159

   The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

   The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79% of loans. Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans at September 30, 2008 was $3.4 million.

   FASB Staff Position No. 157-2 delays the implementation of SFAS No. 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2008 to September 30, 2008, for all Level 3 assets that are measured at fair value on a recurring basis.

	Investment
	securities	Other
	available for sale	investments
	(Dollars in thousands)

Beginning balance	$8,244	$8,678
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	(2,928)	-
Purchases and sales	-	(217)
Principal reductions	(618)	-
Transfers in and/or out of Level 3	-	-

Ending Balance	$4,698	$8,461

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

            These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

            We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  On July 2, 2007, we changed our name to Southern First Bancshares, Inc. and the bank’s name to Southern First Bank, N.A., although we will continue to operate as Greenville First Bank in Greenville County.  Our primary reason for the name change was related to our expansion into the Columbia, South Carolina market.  Since we opened our bank in January 2000, we have experienced consistent growth in total assets, loans and deposits which has continued during the first nine months of 2008.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  We are evaluating whether to participate in the Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Effect of Economic Trends

             Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings matured during this period they repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007.  The Federal Reserve has continued to aggressively decrease rates by lowering the short-term rate 225 basis points in the first nine months of 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline in 2008.  In addition, the Federal Reserve has decreased rates an additional 100 basis points in October 2008.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Income Statement Review

Summary

Three months ended September30, 2008 and 2007

For the three months ended September 30, 2008, we incurred a net loss of $126,000 compared to net income of $957,000 for the three months ended September 30, 2007, a decrease of $1.1million, or 113.3%.  The $1.1 million decrease in net income resulted primarily from an impairment charge of $1.2 million, net of taxes, related to our FNMA preferred stock, as well as increases of $255,000 in noninterest expenses and $200,000 in the provision for loan losses, partially offset by increases of $420,000 in net interest income and $166,000 in noninterest income, excluding the impairment charge.

Excluding the impairment charge, our earnings were $1.1 million for the third quarter 2008, a $115,000, or 12.0% increase from the same period in 2007.  Our efficiency ratio improved to 57.8% for the three months ended September 30, 2008 from 58.8% for the same period in 2007.  The lower efficiency ratio is due primarily to our having established a presence in the Columbia market and expansion costs related to the Columbia office that are being absorbed as the office increases loan and deposit production.  Our efficiency ratio is computed by dividing noninterst expense by the sum of net interest income, excluding the gain on sale and impairment charge on securities and real estate activity, and noninterest income.

                Nine months ended September 30, 2008 and 2007

                Our net income was $1.5 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $1.2 million, or 44.4%.  The decrease in net income resulted primarily from an impairment charge of $1.2 million, net of taxes, related to our FNMA preferred stock, as well as increases of $1.1 million in noninterest expenses and $660,000 in the provision for loan losses, partially offset by increases of $1.7 million in net interest income and $110,000 in noninterest income, excluding the impairment charge.

                Excluding the impairment charge, our earnings for the nine month period ended September 30, 2008 were virtually unchanged from the same period in 2007 at $2.7 million.  Our efficiency ratio improved to 60.8% for the nine months ended September 30, 2008 from 61.3% for the same period in 2007.  The lower efficiency ratio is due primarily to our having established a presence in the Columbia market and expansion costs related to the Columbia office that are being absorbed as the office increases loan and deposit production.  Our efficiency ratio is computed by dividing noninterest expense by the sum of net interest income, excluding the gain on sale and impairment charge on securities and real estate activity, and noninterest income.

Net Interest Income

    Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the nine months ended September 30, 2008, our average loan portfolio increased $96.8 million compared to the average for the nine months ended September 30, 2007.  The actual growth in the first nine months of 2008 was $52.4 million.  We anticipate that growth in loans will continue to drive growth in assets and subsequently, growth in net interest income.  However, we expect to incur lower levels of growth during the remainder of 2008.  In an effort to maximize our utilization of capital, we anticipate managing the level of loan growth to ensure the bank remains well-capitalized.

    Our past decision to grow the loan portfolio created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At September 30, 2008, net loans represented 79.6% of total assets while investments and federal funds sold represented 14.6% of total assets.  However, as described below, we have also increased our level of deposits significantly.

    The historically low interest rate environment that was experienced between January of 2000 and July of 2004 allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast growing loan portfolio.

    We opened two retail deposit offices in 2005 and two additional offices in July of 2008.  We also converted our Columbia loan production office into a full service branch facility during the third quarter of 2007.  We now have four retail offices in the Greenville market and two retail offices in the Columbia market.  Our focus for these locations is to obtain low cost transaction accounts, resulting in an increase in both the percentage of assets being funded by “in market” retail deposits as well as  the percentage of low-cost transaction accounts to total deposits.  We believe that this growth strategy will provide additional clients in our two market areas and will eventually provide a lower alternative cost of funding.   At September 30, 2008, retail deposits represented $285.2 million, or 40.9% of total assets, borrowings represented $175.1 million, or 25.1% of total assets, and wholesale out-of-market deposits represented $192.6 million, or 27.7% of total assets.

    Our net interest income margin for the nine months ended September 30, 2008 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $51.2 million and $48.7 million for the nine months ended September 30, 2008 and 2007, respectively.

In addition to the growth in both assets and liabilities, and the ratio of interest-earning assets to interest-bearing liabilities, net interest income is also affected by the timing of the repricing of our assets and liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Until September 18, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve to raise short-term rates prior to July 30, 2006.  Our fixed rate loans were being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities were also higher than in the past.  Given the fact that the Federal Reserve increased short-term rates by 425 basis points between July 2004 and July 2006 and allowed rates to remain unchanged until September 18, 2007, we believed during most of 2006 and the first nine months of 2007 that short-term interest rates were at or near their peak.  Therefore, we chose to increase the amount of fixed rate loans in our loan portfolio, and we targeted to have a significant portion of our liabilities to reprice within a twelve month period.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 275 basis points through the end of 2007 and the first nine months of 2008.  While the bank had more liabilities than assets that repriced down during the nine months ended September 30, 2008 due to the competition for deposits and the overall low market rates, we were not able to lower the rates on our liabilities in proportion to the reduction in rates experienced on our assets.  With the recent 100 basis point reduction in short-term rates in October 2008, we anticipate that our net interest margin will decline during the next three months as many of our interest-earning assets and interest-bearing liabilities reprice to lower rates.

As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at September 30, 2008, approximately 58% of our loans had fixed rates.  For the past two years, we have placed more emphasis on fixed rate loans; however, we have recently changed our focus to increasing the amount of variable rate loans in our portfolio.  Our fixed rate loans as a percentage of total loans decreased from 60% at September 30, 2007 to 58% at September 30, 2008.  While increasing our percentage of fixed rate loans during the past three years, our focus has been to obtain short-term liabilities to fund our asset growth.  This strategy has resulted in our ability to move from being asset sensitive to being liability sensitive for the next twelve months.

At September 30, 2008, 76.0% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Of the $286.8 million of interest-bearing liabilities set to reprice within three months, 44.3% or $127.1 million are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant.  However, certificates of deposit that are currently maturing or renewing are repricing at low rates.  We expect to benefit, even if market rates increase slightly as these deposits reprice.   At September 30, 2008, we had $148.8 million more liabilities than assets that reprice within the next twelve months.  Included in our FHLB advances and related debt, are a number of borrowings with callable features as of September 30, 2008.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” tables shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2008 and 2007.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continued to rise, the increase in net interest income is more effected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three and nine month periods ended September 30, 2008 and 2007, we had less than $100,000 in interest-bearing deposits in other banks and no securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$11,684	$57	1.94%	$5,876	$77	5.20%
Investment securities, taxable	90,420	1,246	5.48%	76,749	1,072	5.54%
Investment securities, nontaxable (2)	3,689	60	6.44%	3,629	54	5.90%
Loans	552,450	8,720	6.28%	473,027	9,096	7.63%
Total interest-earning assets	658,243	10,083	6.09%	559,281	10,299	7.31%
Non-interest-earning assets	29,767			22,530
Total assets	$688,010			$581,811
Interest-bearing liabilities
NOW accounts	$41,363	99	0.95%	$34,108	145	1.69%
Savings & money market	91,634	398	1.73%	89,159	807	3.59%
Time deposits	303,476	3,034	3.98%	235,017	3,063	5.17%
Total interest-bearing deposits	436,473	3,531	3.22%	358,284	4,015	4.45%
FHLB advances and related debt	159,048	1,502	3.76%	134,043	1,555	4.61%
Other borrowings	14,068	183	5.18%	15,869	287	7.18%
Total interest-bearing liabilities	609,589	5,216	3.40%	508,196	5,857	4.57%
Non-interest-bearing deposits	34,196			31,632
Non-interest-bearing liabilities	5,172			5,436
Shareholders’ equity	39,053			36,547
Total liabilities and shareholders’ equity	$688,010			$581,811
Net interest spread			2.69%			2.74%
Net interest income (tax equivalent) / margin		$4,867	2.94%		$4,442	3.15%
Less: tax-equivalent adjustment (2)		24			19
Net interest income		$4,843			$4,423

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread, on a tax-equivalent basis, was 2.69% for the three months ended September 30, 2008 compared to 2.74% for the three months ended September 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 5 basis point reduction in our net interest spread resulted primarily from the lower spread on the $99.0 million growth in average earning assets in the third quarter of 2008 compared to the same period in 2007.  Of the $99.0 million in growth, $19.5 million, or 19.7%, occurred in investments and federal funds, while the remaining growth of $79.4 million, or 80.3%, occurred in loans.  During the third quarter of 2008, our investments and federal funds yielded a combined weighted rated of 5.12%, while our loans yielded a weighted rate of 6.28%.

The growth of $99.0 million in earning assets was funded primarily with $68.5 million in certificates of deposit and $23.2 million in borrowings.  For the three months ended September 30, 2008, our certificates of deposit had a weighted rate of 3.98%, while our borrowings had a weighted rate of 3.88% for a combined weighted rate of 3.94%.

Since we funded 90.4% of the growth in earning assets with higher costing borrowings and certificates of deposit at a combined rate of 3.94% rather than with lower costing transaction accounts at a rate of 1.49%, the additional earning assets and liabilities yielded a lower than historical net spread of 2.35%, causing the overall net interest spread to decline by 6 basis points.  Offsetting the decrease in net interest spread due to growth was a 1 basis point increase due to the repricing of short-term liabilities such as one year certificates of deposit which continue to reprice downward to current market rates as they mature.  During 2007 and the first nine months of 2008, management determined that the bank had capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2008 was 2.94% compared to 3.15% for the three months ended September 30, 2007  During the three months ended September 30, 2008, interest-earning assets exceeded interest-bearing liabilities by $48.7 million compared to $51.1 million for the three month period ended September 30, 2007.  During the third quarter of 2008, interest-earning assets averaged $658.2 million compared to $559.3 million in the third quarter of 2007.

Our loan yield decreased 135 basis points for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of the 325 basis point reduction in short-term rates in the past twelve months which had an immediate impact on our variable rate loans, which represented 42% of our total loans at September 30, 2008.  Offsetting the decrease in our loan yield was a 123 basis point decrease in the cost of our interest-bearing deposits for the third quarter of 2008 compared to the same period in 2007.  The decrease in the rate on interest-bearing deposits is due primarily to the 119 basis point decrease on the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the past twelve months.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 186 basis points from September 30, 2007, while the rate on our transaction accounts has decreased 74 basis points in the same period.  The 85 basis point decrease in FHLB advances and related debt and the 200 basis point decrease in other borrowed funds in the third quarter of 2008 compared to the same period in 2007 resulted primarily from the impact of the 325 basis point decrease in short-term market rates over the past twelve months.  As of September 30, 2008, approximately 12% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $4.8 million and $4.4 million for the three months ended September 30, 2008 and 2007, respectively.  The increase in the third quarter of 2008 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $99.0 million higher during the three months ended September 30, 2008 compared to the same period in 2007.  During the same period, average interest-bearing liabilities increased $101.4 million.  The higher average balances resulted in $326,000 of additional net interest income for the three months ended September 30, 2008, while lower spreads on the average balances reduced net interest income by $40,000.

Interest income for the three months ended September 30, 2008 was $10.1 million, consisting of $8.7 million on loans, $1.3 million on investments, and $57,000 on federal funds sold.  Interest income for the three months ended September 30, 2007 was $10.3 million, consisting of $9.1 million on loans, $1.1 million on investments, and $77,000 on federal funds sold.  Interest on loans for the three months ended September 30, 2008 and 2007 represented 86.7% and 88.5%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.9% and 11.5%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.9% and 84.6% of average interest-earning assets for the three months ended September 30, 2008 and 2007, respectively.  Included in interest income on loans for the three months ended September 30, 2008 and 2007 was $148,000 and $179,000, respectively, which related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2008 was $5.2 million, consisting of $3.5 million related to deposits and $1.7 million related to FHLB advances and other borrowings.  Interest expense for the three months ended September 30, 2007 was $5.9 million, consisting of $4.0 million related to deposits and $1.8 million related to FHLB advances and other borrowings.  Interest expense on deposits for the three months ended September 30, 2008 and 2007 represented 67.7% and 68.5%, respectively, of total interest expense, while interest expense on FHLB advances and other borrowings represented 32.3% and 31.5%, respectively, of total interest expense for the same three month periods.  For the three months ended September 30, 2008, average interest-bearing deposits increased by $78.2 million over the same period in 2007, while FHLB advances increased $25.0 million and other borrowings decreased $1.8 million during the three months ended September 30, 2008 over the same period in 2007.  Both the short-term borrowings from the FHLB advances and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

	Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)
Earnings
Federal funds sold	$13,805	$238	2.30%	$11,224	$441	5.25%
Investment securities, taxable	91,935	3,729	5.42%	76,395	3,119	5.46%
Investment securities, nontaxable (2)	3,746	174	6.21%	3,899	161	5.53%
Loans	542,729	26,630	6.55%	445,912	25,315	7.59%
Total interest-earning assets	652,215	30,771	6.30%	537,430	29,036	7.22%
Non-interest-earning assets	25,607			23,049
Total assets	$677,822			$560,479
Interest-bearing liabilities
NOW accounts	$39,135	318	1.09%	$34,253	431	1.68%
Savings & money market	90,125	1,331	1.97%	86,749	2,307	3.56%
Time deposits	300,373	9,846	4.38%	227,274	8,795	5.17%
Total interest-bearing deposits	429,633	11,495	3.57%	348,276	11,533	4.43%
FHLB advances and related debt	156,590	4,595	3.92%	124,914	4,288	4.59%
Other borrowings	14,805	600	5.41%	15,551	806	6.93%
Total interest-bearing liabilities	601,028	16,690	3.71%	488,741	16,627	4.55%
Non-interest-bearing deposits	32,369			31,023
Non-interest-bearing liabilities	5,077			4,721
Shareholders’ equity	39,348			35,994
Total liabilities and shareholders’ equity	$677,822			$560,479
Net interest spread			2.59%			2.67%
Net interest income (tax equivalent) / margin		$14,081	2.88%		$12,409	3.09%
Less: tax-equivalent adjustment (2)		66			52
Net interest income		$14,015			$12,357

(1) Annualized for the nine month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest spread was 2.59% for the nine months ended September 30, 2008, compared to 2.67% for the nine months ended September 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 8 basis point reduction in our net interest spread resulted primarily from a lower spread on the $114.8 million growth in average earning assets in the first nine months of 2008 compared to the same period in 2007.  Of the $114.8 million in growth, $18.0 million, or 15.7%, occurred in investments and federal funds, while the remaining growth of $96.8 million, or 84.3%, occurred in loans.  During the first nine months of 2008, our investments and federal funds yielded a combined weighted rated of 5.05%, while our loans yielded a weighted rate of 6.55%.

The growth of $114.8 million in earning assets was funded primarily with $73.1 million in certificates of deposit and $30.9 million in borrowings.  For the nine months ended September 30, 2008, our certificates of deposit had a weighted rate of 4.38%, while our borrowings had a weighted rate of 4.05% for a combined weighted rate of 4.26%.

Since we funded 92.6% of the growth in earning assets with higher costing borrowings and certificates of deposit at a combined rate of 4.26% rather than with lower costing transaction accounts at a rate of 1.70%, the additional earning assets and liabilities yielded a lower than historical net spread of 2.24%, causing the overall net interest spread to decline by 7 basis points.  The remaining 1 basis point reduction in the overall net interest spread resulted from the immediate impact of loans repricing in 2008.  During 2007 and the first nine months of 2008, management determined that the bank had capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2008 was 2.88%, compared to 3.09% for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, interest-earning assets averaged $652.2 million, compared to $537.4 million in the nine months ended September 30, 2007.  Interest earning assets exceeded interest bearing liabilities by $51.2 million and $48.7 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Our loan yield decreased 104 basis points for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as a result of the 325 basis point reduction in short-term rates in the past twelve months which had an immediate impact on our variable rate loans, which represented 42% of our total loans at September 30, 2008.  Offsetting the decrease in our loan yield was an 86 basis point decrease in the cost of our interest-bearing deposits for the first nine months of 2008 compared to the same period in 2007.  The decrease in the rate on interest-bearing deposits is due primarily to the 79 basis point decrease on the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the past nine months.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 159 basis points from September 30, 2007 while the rate on our transaction accounts has decreased 59 basis points in the same period.  The 67 basis point decrease in FHLB advances and related debt and the 152 basis point decrease in other borrowed funds in the first nine months of 2008 compared to the same period in 2007 resulted primarily from the impact of the 325 basis point decrease in short-term market rates over the past twelve months.  As of September 30, 2008, approximately 12% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $14.0 million and $12.4 million for the nine months ended September 30, 2008 and 2007, respectively.  Of the $1.7 million increase in net interest income, approximately $2.4 million related to the impact of higher average earning assets and interest-bearing liabilities in the nine months ended September 30, 2008 compared to the same period in 2007, while lower spreads on the average balances reduced net interest income by $633,000.

Interest income for the nine months ended September 30, 2008 was $30.7 million, consisting of $26.6 million on loans, $3.8 million on investments, and $238,000 on federal funds sold.  Interest income for the nine months ended September 30, 2007 was $29.0 million, consisting of $25.3 million on loans, $3.2 million on investments, and $441,000 on federal funds sold.  Interest on loans for the nine months ended September 30, 2008 and 2007 represented 86.7% and 87.3%, respectively, of total interest income, while income from investments and federal funds sold represented only 13.3% and 12.7%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.2% and 83.0% of average interest-earning assets for the nine months ended September 30, 2008 and 2007, respectively.  Included in interest income on loans for the nine months ended September 30, 2008 and 2007, was $583,000 and $525,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for both nine month periods ended September 30, 2008 and 2007 was $16.7 million, consisting of $11.5 million related to deposits and $5.2 million and $5.1 million, respectively, related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2008 and 2007 represented 68.9% and 69.4%, respectively, of total interest expense, while interest expense on borrowings represented 31.1% and 30.6%, respectively, of total interest expense for the same periods.  During the nine months ended September 30, 2008, average interest-bearing deposits increased by $81.4 million, while FHLB and other borrowings increased $30.9 million compared to the same period in 2007.  During the nine months ended September 30, 2008, we pledged additional collateral to the FHLB, allowing us to increase our FHLB borrowings.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2008 vs. 2007				September 30, 2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$1,631	$(1,719)	$(289)	$(377)	$1,688	$114	$27	$1,829
Investment securities	185	(8)	(1)	176	266	69	24	359
Federal funds sold	77	(49)	(48)	(20)	(21)	(2)	-	(23)
Total interest income	1,893	(1,776)	(338)	(221)	1,933	181	51	2,165

Interest expense
Deposits	1,285	(1,347)	(423)	(485)	350	535	61	946
FHLB advances	315	(309)	(58)	(52)	460	42	19	521
Other borrowings	(33)	(80)	9	(104)	(57)	10	(2)	(49)
Total interest expense	1,567	(1,736)	(472)	(641)	753	587	78	1,418

Net interest income	$326	$(40)	$134	$420	$1,180	$(406)	$(27)	$747

	Nine Months Ended
	September 30, 2008 vs. 2007				September 30, 2007 vs. 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)
Interest income
Loans	$5,207	$(3,198)	$(694)	$1,315	$4,176	$770	$159	$5,105
Investment securities	608	1	-	609	1,151	169	105	1,425
Federal funds sold	102	(248)	(57)	(203)	240	4	5	249
Total interest income	5,917	(3,445)	(751)	1,721	5,567	943	269	6,779

Interest expense
Deposits	2,466	(2,048)	(456)	(38)	2,324	1,161	351	3,836
FHLB advances	1,045	(589)	(149)	307	1,246	203	92	1,541
Other borrowings	(39)	(175)	8	(206)	(483)	152	(61)	(392)
Total interest expense	3,472	(2,812)	(597)	63	3,087	1516	382	4,985

Net interest income	$2,445	$(633)	$(154)	$1,658	$2,480	$(573)	$(113)	$1,794

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

Three and nine months ended September 30, 2008 and 2007

For the three months ended September 30, 2008 and 2007, we incurred a noncash expense related to the provision for loan losses of $650,000 and $450,000, respectively, bringing the allowance for loan losses to $6.5 million and $5.4 million, respectively.  The allowance represented 1.16% of gross loans at September 30, 2008 and 1.13% of gross loans at September 30, 2007.  During the three months ended September 30, 2008, we charged-off $621,000 of loans and recorded virtually no recoveries on loans previously charged-off.  During the three months ended September 30, 2007, we charged off $297,000 of loans and recorded $1,000 of recoveries on loans previously charged-off.  The $621,000 and $296,000 net charge-offs during the third quarters of 2008 and 2007, respectively, represented an annualized rate of 0.45% and 0.25% of the average outstanding loan portfolio for the three months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, we incurred a noncash expense related to the provision for loan losses of $2.0 million, bringing the allowance for loan losses to $6.5 million, or 1.16% of gross loans, as of September 30, 2008.  The $2.0 million provision for the nine months ended September 30, 2008 related primarily to the level of charge-offs that occurred during this period.   During the nine month period ended September 30, 2008, we charged-off $1.2 million in loans and recorded $10,000 of recoveries on loans previously charged-off.  In comparison, for the nine months ended September 30, 2007, we added $1.3 million to the provision for loan losses, resulting in an allowance of $5.4 million at September 30, 2007. During the nine months ended September 30, 2007, we charged-off $823,000 of loans and recorded $31,000 of recoveries on loans previously charged-off.

At September 30, 2008, the allowance for loan losses represented 1.9 times the amount of non-performing loans.  As a result of this level of coverage on non-performing loans and our internal loan calculation, we determined that the provisions of $650,000 and $2.0 million for the three and nine months ended September 30, 2008 were adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Loan fee income	$38	$45	$126	$121
Service fees on deposit accounts	177	111	468	293
Income from bank owned life insurance	114	96	312	278
Gain on sale of securities	7	-	7	-
Loss on other than temporary impairment	(1,841)	-	(1,841)	-
Real estate owned activity	(7)	(70)	(58)	109
Other income	85	65	245	188
Total noninterest income (loss)	$(1,427)	$247	$(741)	$989

Three months ended September 30, 2008 and 2007

Noninterest income for the three months ended September 30, 2008 was a loss of $1.4 million, a decrease of 677.7% over noninterest income of $247,000 for the same period of 2007.  The $1.7 million decrease in noninterest income is primarily related to a pre-tax impairment charge of $1.8 million on our FNMA preferred stock and a $7,000 decrease in loan fee income.  Partially offsetting these decreases were increases of $66,000 in service fees on deposit accounts, $18,000 in income from bank owned life insurance, a $7,000 gain on sale of securities, $63,000 in real estate owned activity and $20,000 in other income.  Excluding the impairment charge, noninterest income for the third quarter 2008 was $414,000, a $167,000 increase, or 67.6%, compared to the same period in 2007.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $38,000 and $45,000 for the three months ended September 30, 2008 and 2007, respectively.  The $7,000 decrease for the three months ended September 30, 2008 compared to the same period in 2007 related primarily to a $4,000 decrease in late charge fees, a $2,000 decrease in fees received from the issuance of letters of credit, and a $2,000 decrease in mortgage origination fees.  Late charge fees were $26,000 and $30,000 for the third quarter of 2008 and 2007, respectively, while income related to amortization of fees on letters of credit was $11,000 and $13,000 for the three months ended September 30, 2008 and 2007, respectively.  Mortgage origination fees were $0 and $2,000 for the three months ended September 30, 2008 and 2007, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $177,000 and $111,000 for the three months ended September 30, 2008 and 2007, respectively.  The $66,000 increase is primarily related to a $42,000 increase in NSF fees and a $24,000 increase in other deposit related fees.  NSF fee income was $122,000 and $80,000 for the three months ended September 30, 2008 and 2007, respectively, representing 68.5% of total service fees on deposits in the 2008 period compared to 71.5% of total service fees on deposits in the 2007 period.  The significant increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees from our clients.  Service charges on deposit accounts were $43,000 and $19,000 for the three month periods ended September 30, 2008 and 2007, respectively.  The $24,000 increase is due to the service charges on deposit accounts exceeding the interest earned credit on those same accounts as the rate earned on deposit balances has decreased with the decrease in short-term market rates.

We held $11.7 million of bank owned life insurance at the end of the third quarter of 2008.  Income derived from this life insurance was $114,000 for the three months ended September 30, 2008 compared to $96,000 for the three months ended September 30, 2007.

         During the three months ended September 30, 2008, we recorded a $7,000 gain on a Government sponsored security that was called.  In addition, we recorded an impairment charge of $1.8 million, pre-tax, on our FNMA preferred stock, which was determined to have suffered an other-than-temporary impairment as a result of the Government’s decision on September 7, 2008 to place the FNMA under conservatorship.

             Real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the three months ended September 30, 2008, we had a loss on real estate owned activity of $7,000, a $63,000 increase from the same period in 2007.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, wire transfers and courier fee income.  Other income was $85,000 and $65,000 for the three months ended September 30, 2008 and 2007, respectively.  The $20,000 increase relates primarily to a $13,000 increase in debit card transaction fees.  Debit card transaction fees were $61,000 and $48,000 for the three months ended September 30, 2008 and 2007, respectively, and represented 71.9% and 73.4% of total other income for the third quarters of 2008 and 2007, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $25,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended September 30, 2008 and 2007 was $36,000 and $28,000, respectively.

Nine months ended September 30, 2008 and 2007

Noninterest income in the nine month period ended September 30, 2008 was a loss of $741,000, a decrease of 175.0% over noninterest income of $989,000 in the same period of 2007.  The $1.7 million decrease in noninterest income is primarily related to a pre-tax $1.8 million impairment charge on FNMA preferred stock and $167,000 in other real estate owned activity.  Partially offsetting these decreases were increases of $5,000 in loan fee income, $175,000 in service fees on deposit accounts, $34,000 in income from bank owned life insurance, $7,000 gain on sale of securities, and $57,000 in other income.  Excluding the impairment charge, noninterest income for the nine months ended September 30, 2008 was $1.1 million, an $111,000, or 11.2%, increase compared to the same period in 2007.

Loan fee income consists primarily of late charge fees, fees from issuance of letters of credit and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $126,000 and $121,000 for the nine months ended September 30, 2008 and 2007, respectively.  The $5,000 increase for the nine months ended September 30, 2008 compared to the same period in 2007 related primarily to increases of $2,000 in late charge fees and $13,000 in fees received from the issuance of letters of credit, partially offset by a decrease of $11,000 in mortgage origination fees.  Late charge fees were $78,000 and $76,000 for the nine months ended September 30, 2008 and 2007, respectively, while income related to amortization of fees on letters of credit was $40,000 and $27,000 for the first nine months of 2008 and 2007, respectively.    Mortgage origination fees were $7,000 and $18,000 for the nine months ended September 30, 2008 and 2007, respectively,

Service fees on deposits were $468,000 and $293,000 for the nine months ended September 30, 2008 and 2007, respectively.  While the number of client accounts continues to grow, the $175,000 increase is primarily related to the amount of NSF fees collected in the first nine months of 2008 compared to the same period in 2007.  NSF income increased $116,000 to $319,000 for the nine months ended September 30, 2008 from $203,000 for the same period in 2007, representing 68.1% of total service fees on deposits in the 2008 period compared to 69.2% of total service fees on deposits in the 2007 period.  The increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees from our clients.  In addition, service charges on deposit accounts increased $69,000 during the nine months ended September 30, 2008 to $127,000 from $58,000 for the same period in 2007 due to the service charges on deposit accounts exceeding the interest earned credit.  The interest rate earned on deposit accounts has decreased in relation to short-term market rates.  Partially offsetting the increase in NSF fees collected and service charges was an $8,000 decrease in overdraft fees which were $13,000 for the nine months ended September 30, 2008 compared to $22,000 for the same period in 2007.

We held $11.7 million of bank owned life insurance at the end of the third quarter of 2008.  Income derived from this life insurance was $312,000 for the nine months ended September 30, 2008 compared to $278,000 in the nine months ended September 30, 2007.

During the three months ended September 30, 2008, we recorded a $7,000 gain on a Government sponsored security that was called.  In addition, we recorded an impairment charge of $1.8 million, pre-tax, on our FNMA preferred stock, which was determined to have suffered an other-than-temporary impairment as a result of the Government’s decision on September 7, 2008 to place the FNMA under conservatorship.

            Real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the nine months ended September 30, 2008, we had a loss on real estate owned activity of $58,000, a $167,000 decrease from the same period in 2007.  For the nine months ended September 30, 2007, we had income from real estate activity of $109,000 which included a pre-tax gain of $319,000 on property held for sale.  In addition, we leased a portion of the property held for sale and collected monthly rent of approximately $19,000 in March 2007.  We also had income and expenses related to loans that were transferred into other real estate owned.  Expenses on these properties exceeded income derived from the real estate by $247,000 for the nine months ended September 30, 2007.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $245,000 and $188,000 for the nine months ended September 30, 2008 and 2007, respectively.  The $57,000 increase relates primarily to a $40,000 increase in debit card transaction fees and an $11,000 increase in other fee income.  Debit card transaction fees were $170,000 and $130,000 for the nine months ended September 30, 2008 and 2007, respectively and represented 69.4% of total other income for the first nine months of 2008 and 2007.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $69,000 and $55,000 for the nine months ended September 30, 2008 and 2007, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the nine months ended September 30, 2008 and 2007 was $101,000 and $75,000, respectively.  Other fee income, which includes ACH processing fees, was $25,000 and $14,000 for the nine months ended September 30, 2008 and 2007, respectively.

Noninterest expenses

            The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Compensation and benefits	$1,625	$1,547	$5,149	$4,479
Professional fees	127	131	368	416
Marketing	154	139	450	387
Insurance	141	116	413	328
Occupancy	437	337	1,134	1,081
Data processing and related costs	347	310	1,012	865
Telephone	50	29	126	97
Other	159	176	560	459
Total noninterest expenses	$3,040	$2,785	$9,212	$8,112

Three months ended September30, 2008 and 2007

We incurred noninterest expenses of $3.0 million for the three months ended September 30, 2008 compared to $2.8 million for the three months ended September 30, 2007.  Average interest-earning assets increased 17.7% during this period, while noninterest expenses increased 9.2%.

For the three months ended September 30, 2008, compensation and benefits, occupancy, and data processing and related costs represented 79.2% of the total noninterest expense compared to 78.8% for the same period in 2007.

Nine months ended September 30, 2008 and 2007

We incurred noninterest expenses of $9.2 million for the nine months ended September 30, 2008 compared to $8.1 million for the nine months ended September 30, 2007.  Average interest-earning assets increased 21.4% during this period, while noninterest expenses increased 13.6%.

For the nine months ended September 30, 2008 and 2007 compensation and benefits, occupancy, and data processing and related costs represented 79.2% of the total noninterest expense.

The following table sets forth information related to our compensation and benefits.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Base compensation	$1,293	$1,055	$3,695	3,023
Incentive compensation	73	276	638	759
Total compensation	1,366	1,331	4,333	3,782
Benefits	299	254	940	813
Capitalized loan origination costs	(40)	(38)	(124)	(116)
Total compensation and benefits	$1,625	$1,547	$5,149	4,479

Three months ended September 30, 2008 and 2007

Compensation and benefits expense was $1.6 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.   Compensation and benefits represented 53.5% and 55.5% of our total noninterest expense for the three months ended September 30, 2008 and 2007, respectively.  The $78,000 increase in compensation and benefits in the third quarter of 2008 compared to the same period in 2007 resulted from increases of $238,000 in base compensation and $45,000 in benefits expense, partially offset by a $203,000 decrease in incentive compensation and a $2,000 increase in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $238,000 increase in base compensation expense related to the cost of 13 additional employees as well as annual salary increases.  Ten of the new employees were hired to staff and support our two additional branch office locations while the remaining three employees were hired to further enhance our credit review, finance and information technology departments.  Incentive compensation represented 4.5% and 17.8 % of total compensation and benefits for the three months ended September 30, 2008 and 2007, respectively.  The incentive compensation expense recorded for the third quarters of 2008 and 2007 represented an accrual of the estimated incentive compensation earned during the third quarter of the respective year.  The incentive compensation accrual was reduced in the third quarter of 2008 when management determined that certain corporate objectives affecting incentive compensation would not be achieved.  Benefits expense increased $45,000 in the third quarter of 2008 compared to the same period in 2007.  Benefits expense represented 21.9% and 19.1% of the total compensation for the three months ended September 30, 2008 and 2007, respectively.

Nine months ended September 30, 2008 and 2007

Compensation and benefits expense was $5.1 million and $4.5 million for the nine months ended September 30, 2008 and 2007, respectively.   Compensation and benefits represented 55.9% and 55.2% of our total noninterest expense for the nine months ended September 30, 2008 and 2007, respectively.  The $670,000 increase in compensation and benefits in the first nine months of 2008 compared to the same period in 2007 resulted from increases of $672,000 in base compensation and $127,000 in benefits expense, partially offset by a $121,000 decrease in incentive compensation and an $8,000 increase in loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income.

The $672,000 increase in base compensation expense related to the cost of 13 additional employees as well as annual salary increases.  Ten of the new employees were hired to staff and support our two additional branch office locations while the remaining three employees were hired to further enhance our credit review, finance and information technology departments.  Incentive compensation represented 12.4% and 16.9 % of total compensation and benefits for the nine months ended September 30, 2008 and 2007, respectively.  The incentive compensation expense recorded for the first nine months of 2008 and 2007 represented an accrual of the estimated incentive compensation earned during the first nine months of the respective year.  Benefits expense increased $127,000 in the first nine months of 2008 compared to the same period in 2007.  Benefits expense represented 21.7% and 21.5% of the total compensation for the nine months ended September 30, 2008 and 2007, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Data processing costs	$266	$227	$776	$623
Debit card transaction expense	25	20	69	55
Courier expense	26	29	73	83
Other expenses	30	34	94	104
Total data processing and related costs	$347	$310	$1,012	$865

Data processing and related costs were $347,000 and $310,000, an increase of $37,000, for the three months ended September 30, 2008 and 2007, respectively.   During the first nine months of 2008 and the same period of 2007, our data processing and related costs were $1.0 million and $865,000, respectively, an increase of $147,000.

During the three months ended September 30, 2008, our data processing costs for our core processing system were $266,000 compared to $227,000 for the three months ended September 30, 2007.  We have contracted with an outside computer service company to provide our core data processing services.  Costs for our core data processing services increased $39,000, or 17.2%, from $266,000 to $227,000 for the three months ended September 30, 2008 compared to the same period in 2007.  The increases in costs were caused by a higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  During the nine months ended September 30, 2008 and 2007, data processing costs for our core processing system were $776,000 and $623,000, respectively, an increase of $153,000, or 24.6%.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $25,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively.  During the first nine months of 2008 and 2007, debit card transaction expense was $69,000 and $55,000, respectively.

Occupancy expense represented 14.4% and 12.1% of total noninterest expense for the three months ended September 30, 2008 and 2007, respectively.  Occupancy expense for the three months ended September 30, 2008 and 2007 was $437,000 and $337,000, respectively, an increase of $100,000.  The increase is primarily due to the increased costs of depreciation and rent expense associated with our two new retail offices which opened in July 2008.  For the nine months ended September 30, 2008, occupancy expense increased $53,000 to $1.1 million from the same period ended September 30, 2007.  Occupancy expense represented 12.3% and 13.3% of total noninterest expense for the first nine months of 2008 and 2007, respectively.

The remaining $40,000 increase in noninterest expense for the three month period ended September 30, 2008 compared to the same period in 2007 resulted primarily from increases of $15,000 in marketing expenses, $25,000 in insurance, and $21,000 in telephone expenses, partially offset by decreases of $4,000 in professional fees and $17,000 in other noninterest expenses.  The increase in marketing expenses relates primarily to our new Greenville and Columbia offices, as well as expanding our market awareness in those areas while the $25,000 increase in insurance costs is related to the growth in deposits and the FDIC deposit insurance assessment based on our deposit balances.  In addition, telephone expenses have increased with the addition of our two new offices and the additional number of employees.  The decrease in professional fees is due primarily to the additional costs incurred during 2007 related to the name change of our company while the decrease in other noninterest expenses relates primarily to a reduction in collection expenses compared to the same period in 2007.

For the nine month period ended September 30, 2008, remaining noninterest expenses increased $230,000 from the same period in 2007.  Of this amount, marketing expenses represented $63,000 of the increase, $85,000 was related to insurance, $29,000 related to telephone expenses and other expenses represented $101,000 of the increase.  Partially offsetting these increases was a $48,000 decrease in professional fees due to the additional costs incurred during 2007 related to the name change of our company.  The increase in marketing expenses relates primarily to our new Greenville and Columbia offices, as well as expanding our market awareness in those areas while the $85,000 increase in insurance costs is related to the growth in deposits and the FDIC deposit insurance assessment based on our deposit balances.  In addition, telephone expenses have increased with the addition of our two new offices and the additional number of employees.  A significant portion of the increase in other expenses is due to increased costs of postage and office supplies, business meals, education expenses and deposit account losses.

We recorded an income tax benefit of $148,000 for the three months ended September 30, 2008 compared to an expense of $478,000 during the same period in 2007.   For the nine months ended September 30, 2008, income tax expense was $630,000 compared to $1.3 million for the same period in 2007.  Our effective tax rate was (54.0)% and 33.3%, respectively, for the three month periods ended September 30, 2008 and 2007, respectively, and 29.8% and 32.4% for the nine month periods ended September 30, 2008and 2007, respectively.

The impact of the loss on the other than temporary impairment and income from tax-exempt municipal securities and bank owned life insurance resulted in the negative tax rate for the three months ended September 30, 2008.  Below is a table reflecting the actual income tax expense (benefit) compared to the income (loss) before taxes and the proforma income, excluding the impairment charge, for the three and nine month periods ended September 30, 2008.  The decrease in the effective tax rate, based on operating earnings, for the 2008 periods compared to 2007 results primarily from the tax exempt income on additional bank owned life insurance which we purchased in the third quarter of 2008.

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Actual	Proforma	Actual	Proforma
	(Dollars in thousands)

Income (loss) before taxes	$(274)	1,566	$2,112	3,952
Income tax expense (benefit)	$(148)	417	$630	1,195

Effective tax rate	(54.0) %	26.6%	29.8%	30.2%

                As a result of the passage of the EESA, the bank’s ability to utilize the loss on the FNMA preferred stock against ordinary income was considered in determining that the company did not need to establish a valuation allowance for the deferred tax asset that was recorded in relation to the $1.8 million impairment charge.

Balance Sheet Review

General

            At September 30, 2008, we had total assets of $696.6 million, consisting principally of $554.8 million in loans, $90.0 million in investments, $12.0 million in federal funds sold, and $9.2 million in cash and due from banks, and $11.7 in bank owned life insurance.  Our liabilities at September 30, 2008 totaled $658.9 million, which consisted principally of $477.8 million in deposits, $161.7 million in FHLB advances and related debt, and $13.4 million in junior subordinated debentures.  At September 30, 2008, our shareholders’ equity was $37.7 million.

At December 31, 2007, we had total assets of $628.1 million, consisting principally of $503.1 million in loans, $87.5 million in investments, $9.3 million in federal funds sold, $7.7 million in cash and due from banks and $8.9 million in bank owned life insurance.  Our liabilities at December 31, 2007 totaled $589.9 million, consisting principally of $412.8 million in deposits, $158.5 million in FHLB advances, and $13.4 million of junior subordinated debentures.  At December 31, 2007, our shareholders’ equity was $38.3 million.

Federal Funds Sold

At September 30, 2008, our federal funds sold were $12.0 million, or 1.7% of total assets.  At December 31, 2007, our $9.3 million in federal funds sold on an overnight basis comprised 1.5% of total assets.

Investments

Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at September 30, 2008.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for Sale
Government sponsored enterprises	$-	-	$11,989	5.05%	$6,844	5.06%	$18,832	5.06%
State and political subdivisions	-	-	628	3.81%	3,021	3.79%	3,649	3.80%
Mortgage-backed securities	460	4.69%	7,369	4.87%	38,219	5.77%	46,048	5.61%
Preferred stock	-	-	-	-	174	8.44%	174	8.44%
Total	$460	4.69%	$19,986	4.95%	$48,258	5.55%	$68,703	5.45%

Held to Maturity
Mortgage-backed securities	$259	3.98%	-	-	$12,595	4.64%	$12,854	4.63%

            At September 30, 2008, our investments included securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $16.3 million, and $37.8 million, respectively.

The amortized costs and the fair value of our investments at September 30, 2008 and December 31, 2007 are shown in the following table.

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$19,485	$18,832	$10,992	$11,078
State and political subdivisions	3,791	3,649	3,793	3,736
Mortgage-backed securities	49,037	46,047	47,061	47,172
Preferred stock	174	174	2,019	2,024
Total	$72,487	$68,703	$63,865	$64,010

Held to Maturity
Mortgage-backed securities	$13,235	$12,994	$14,819	$14,573

              Other investments totaled $8.5 million at September 30, 2008 and consisted primarily of Federal Home Loan Bank stock with a cost of $6.7 million, Federal Reserve Bank stock with a cost of $1.3 million, and investments in Greenville First Statutory Trust I and Trust II of $186,000 and $217,000, respectively.

At September 30, 2008, we had $90.0 million in our investment securities portfolio which represented approximately 12.9% of our total assets.  We held U.S. Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $81.2 million and an amortized cost of $85.2 million for an unrealized loss of $4.0 million.  We believe, based on industry analyst reports and credit ratings that the deterioration in value of these securities, except for our FNMA preferred stock for which we recorded an impairment charge of $1.8 million in the third quarter 2008, is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

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

At December 31, 2007, our investments included securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with carrying values of $37.6 million and $16.2 million, respectively.

Other investments totaled $8.7 million at December 31, 2007 and consisted of Federal Reserve Bank stock with a cost of $1.0 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $7.2 million.

Loans

            Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2008 and 2007, average loans were $542.7 million and $445.9 million, respectively.  Before the allowance for loan losses, total loans outstanding at September 30, 2008 were $561.3 million.  Average loans for the year ended December 31, 2007 were $459.2 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2007 were $508.9 million.

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

The following table summarizes the composition of our loan portfolio at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial:
Owner occupied	$111,947	20.0%	$114,168	22.4%
Non-owner occupied	150,338	26.8%	147,478	29.0%
Construction	54,210	9.6%	38,464	7.6%
Total commercial real estate	316,495	56.4%	300,110	59.0%
Consumer:
Residential	59,823	10.7%	59,815	11.7%
Home equity	58,700	10.4%	46,806	9.2%
Construction	8,658	1.5%	7,154	1.4%
Total consumer real estate	127,181	22.6%	113,775	22.3%

Total real estate	443,676	79.0%	413,885	81.3%

Commercial business	106,929	19.1%	86,863	17.1%
Consumer-other	11,648	2.1%	9,051	1.8%
Deferred origination fees, net	(979)	(0.2)%	(949)	(0.2)%
Total gross loans, net of
deferred fees	561,274	100.0%	508,850	100.0%
Less—allowance for loan losses	(6,492)		(5,751)
Total loans, net	$554,782		$503,099

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2008.

		After one but within five years
	One year or less		After five years
				Total
		(Dollars in thousands)

Real estate – mortgage	$66,510	$247,822	$66,476	$380,808
Real estate – construction	32,704	14,211	15,953	62,868
Total real estate	99,214	262,033	82,429	443,676

Commercial business	55,756	46,957	4,216	106,929
Consumer-other	4,775	6,208	665	11,648
Deferred origination fees, net	(316)	(483)	(180)	(979)
Total gross loans, net of deferred fees	$159,429	$314,715	$87,130	$561,274

Loans maturing after one year with:
Fixed interest rates				$234,195
Floating interest rates				$167,650

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2007.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate – mortgage	$70,081	$251,978	$46,208	$368,267
Real estate – construction	17,418	21,256	6,944	45,618
Total real estate	87,499	273,234	53,152	413,885

Commercial business	48,659	37,477	727	86,863
Consumer – other	4,568	3,973	510	9,051
Deferred origination fees, net	(258)	(577)	(114)	(949)
Total gross loans, net of deferred fees	$140,468	$314,107	$54,275	$508,850
Loans maturing after one year with:
Fixed interest rates				$229,060
Floating interest rates				$139,322

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay the loan, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	September 30,
	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$5,751	$4,949

Loans charged-off	(1,219)	(823)

Recoveries of loans previously charged-off	10	31

Net loans (charged-off) recovery	$(1,209)	$(792)

Provision for loan losses	1,950	1,290

Balance, end of period	$6,492	$5,447

Allowance for loan losses to gross loans	1.16%	1.13%

Net charge-offs to average loans	0.30%	0.24%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm our internal grading of our loans.

Nonperforming Assets

            The following table shows the nonperforming assets, percentages of total assets, and the related percentage of allowance for loan losses for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Loans over 90 days past due (1)	$2,654	$4,382

Loans on nonaccrual:
Mortgage	2,754	4,316
Commercial	658	75
Consumer	31	45
Total nonaccrual loans	3,443	4,436

Troubled debt restructuring	-	-

Total of nonperforming loans	3,443	4,436

Other nonperforming assets	2,061	268

Total nonperforming assets	$5,504	$4,704

Percentage of total assets	0.79%	0.75%

Percentage of nonperforming loans
and assets to gross loans	0.98%	0.92%

(1)     All loans over 90 days past due are on and included in loans on nonaccrual.

                The allowance for loan losses was $6.5 million and $5.8 million at September 30, 2008 and December 31, 2007, respectively or 1.16% and 1.13% of outstanding loans, respectively.  During the year ended December 31, 2007, we had net charged-off loans of $1.3 million.  During the nine months ended September 30, 2008 and 2007 we had net charge-offs of $1.2 million and $792,000, respectively.

At September 30, 2008 and December 31, 2007, nonaccrual loans represented 0.61% and 0.87% of total loans, respectively.  At September 30, 2008 and December 31, 2007, we had $3.4 million and $4.4 million of loans, respectively, on nonaccrual status.   Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

Other nonperforming assets, which includes real estate acquired through foreclosure, was $2.1 million and $268,000 at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, other nonperforming assets consisted of three properties, two of which are residential properties valued at $158,000 and $11,000, respectively.  The third property is commercial real estate valued at $1.9 million.  We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2008.

The amount of foregone interest income on the nonaccrual loans in the first nine months of 2008 was approximately $226,000.   The amount of interest income recorded in the first nine months of 2008 for loans that were on nonaccrual at September 30, 2008 was approximately $57,000.

At September 30, 2008, impaired loans amounted to approximately $13,000 for which a $13,000 reserve was allocated in the allowance.

Deposits and Other Interest-Bearing Liabilities

            Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $155.3 million at December 31, 2007 and $192.6 million at September 30, 2008.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $214.8 million and $196.0 million at September 30, 2008 and December 31, 2007, respectively.  Although core deposits do not include deposits obtained out-of-market, we believe the $192.6 million of out-of-market funds to be a stable source of funding.  Except for the event of death, these deposits do not have the ability to prepay.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 117% and 123% at September 30, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2008 and 2007.

	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand deposits	$32,369	- %	$31,023	- %
Interest bearing demand deposits	39,135	1.08%	34,327	1.68%
Money market accounts	88,284	2.01%	84,014	3.59%
Savings accounts	1,841	0.35%	1,509	0.68%
Time deposits less than $100,000	47,770	4.05%	44,526	5.03%
Time deposits $100,000 or greater	252,603	4.44%	178,958	5.21%
Total deposits	$462,002	3.32%	$379,299	4.05%

The increase in time deposits of $100,000 or more for the nine months ended September 30, 2008 compared to the 2007 period resulted primarily from a $47.2 million increase in wholesale deposits.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2008 was as follows:

September 30, 2008
(Dollars in thousands)
Three months or less	$58,650
Over three through six months	69,484
Over six through twelve months	48,902
Over twelve months	84,158
Total	$261,194

Another aspect of the EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.  At September 30, 2008 the bank had time deposits of $100,000 or more of $261.2 million.  Approximately $213.4 million or 81.7% of these deposits would be covered under the new FDIC insurance coverage.  An additional $900,000 or 0.34% of these deposits, are to local public entities that are required to have securities as collateral.

                In addition, our bank anticipates participating in the FDIC's Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA.  This guarantee applies to the following:

             •           Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

                All FDIC institutions are covered until December 5, 2008 at no cost.  After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Capital Resources

            Total shareholders’ equity at September 30, 2008 was $37.7 million.  At December 31, 2007, total shareholders’ equity was $38.3 million.  The decrease during the first nine months of 2008 resulted primarily from the $2.6 million net unrealized holding loss on securities, partially offset by the $1.5 million of net income earned, which includes the $1.2 million impairment charge on our FNMA preferred stock, and $429,000 of exercised stock options and warrants.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (annualized net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2008 and the year ended December 31, 2007.  Since our inception, we have not paid any cash dividends.

	September 30, 2008	December 31, 2007
Return on average assets	0.29%	0.60%
Return on average equity	5.02%	9.40%
Average equity to average assets ratio	5.81%	6.35%

Our return on average assets was 0.29% for the nine months ended September 30, 2008, a decrease from 0.60% for the year ended December 31, 2007.  In addition, our return on average equity decreased to 5.02% from 9.40% for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.  The decrease in the equity to assets ratio is a function of the $83.5 million increase in average assets compared to the $3.1 million increase in average equity.

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

             The following table sets forth the holding company’s and the bank’s various capital ratios at September 30, 2008 and at December 31, 2007.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2008		December 31, 2007
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	10.3%	12.3%	11.1%	12.4%
Tier 1 risk-based capital	9.2%	11.2%	10.0%	11.3%
Leverage capital	7.7%	9.4%	8.3%	9.5%

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

Off-Balance Sheet Risk

             Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2008, unfunded commitments to extend credit were $96.1 million, of which $17.7 million was at fixed rates and $78.4 million was at variable rates.  At December 31, 2007, unfunded commitments to extend credit were $104.5 million, of which approximately $65.0 million was at fixed rates and $39.5 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2008 and December 31, 2007, there was a $4.0 million and $2.8 million commitment under letters of credit, respectively.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We were liability sensitive during the year ended December 31, 2007 and through the nine months ended September  30, 2008.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 40% and 39% of our loans were variable rate loans at September 30, 2008 and December 31, 2007, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (24.5%) because $161.0 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

             At September 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $21.2 million, or 3.0%, of total assets.  Our investment securities at September 30, 2008 amounted to $90.0 million, or 12.9% of total assets.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, $68.0 million of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  At December 31, 2007, our liquid assets amounted to $17.0 million, or 2.7% of total assets.  Our investment securities at December 31, 2007 amounted to $87.5 million, or 13.9% of total assets.  However, substantially all of these securities were pledged against outstanding debt.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $43.8 million for which there were no borrowings against the lines at September 30, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made for leverage purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at September 30, 2008 was $10.6 million, based on the bank’s $6.7 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.  The company also has a $15.0 million revolving line of credit with another bank for which $3.0 million was unused at September 30, 2008.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2008 for each of the time intervals indicated. The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$12,003	$-	$-	$-	$12,003
Investment securities	2,635	7,250	26,214	45,458	81,557
Loans	249,874	48,994	189,501	67,974	556,343

Total interest-earning assets	$264,512	$56,244	$215,715	$113,432	$649,903

Interest-bearing liabilities:
Money market and NOW	$125,274	$-	$-	$-	$125,274
Regular savings	1,873	-	-	-	1,873
Time deposits	75,203	147,667	92,470	-	315,340
FHLB advances and related debt	71,025	35,075	45,600	10,000	161,700
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$286,778	$182,742	$138,070	$10,000	$617,590

Period gap	$(22,266)	$(126,498)	$77,645	$103,432
Cumulative gap	(22,266)	(148,764)	(71,119)	32,313

Ratio of cumulative gap to total earning assets	(3.4%)	(22.9%)	(10.9%)	5.0%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007, at each of the time intervals.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$9,257	$-	$-	$-	$9,257
Investment securities	2,875	19,042	27,984	28,928	78,829
Loans	204,533	49,411	202,907	47,351	504,202

Total earning assets	$216,665	$68,453	$230,891	$76,279	$592,288

Interest-bearing liabilities:
Money market and NOW	$118,273	$-	$-	$-	$118,273
Regular savings	1,692	-	-	-	1,692
Time deposits	82,554	160,578	18,126	-	261,258
FHLB advances and related debt	95,520	14,000	39,000	10,000	158,520
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$311,442	$174,578	$57,126	$10,000	$553,146

Period gap	$(94,777)	$(106,125)	$173,765	$66,279
Cumulative gap	(94,777)	(200,902)	(27,137)	39,142

Ratio of cumulative gap total assets total earning assets	(16.0%)	(33.9%)	(4.6%)	6.6%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2008 from that presented in our annual report on Form 10-K for the year ended December 31, 2007.  See “Market Risk” and “Liquidity and Interest Rate Sensitivity” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 6.            Exhibits.

10.1                 Amendment No. 1 Southern First Bancshares, Inc. 2000 Stock Incentive Plan adopted October 21, 2008.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 14, 2008	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 14, 2008	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                       Description

10.1        Amendment No. 1 Southern First Bancshares, Inc. 2000 Stock Incentive Plan adopted October 21, 2008.

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

