Form 10-K
period 2008-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2009-03-09
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year December 31, 2008.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer Accelerated filer Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $29,405,165 as of the last business day of the registrant’s most recently completed second fiscal quarter.

3,044,683 shares of the registrant’s common stock were outstanding as of March 6, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders Part III (Portions of Items 10-14)
to be held on May 19, 2009.

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

On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  On June 20, 2006, the company’s Board of Directors approved a 10% stock dividend to the company’s shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  All fractional shares were paid in cash.  Earnings per share and average shares outstanding have been adjusted to reflect the 3 for 2 stock split and the subsequent 10% stock dividend for all periods shown.

On September 24, 2004, the company received $14.3 million from the sale of 800,000 shares of common stock at a price of $17.875 (880,000 shares at a price of $16.25 after adjustment for the 10% stock dividend in 2006).  On October 15, 2004, the company’s underwriter exercised its option to purchase an additional 120,000 shares at the same price (132,000 shares after adjustment for the 10% stock dividend in 2006).  The total gross proceeds were approximately $16.4 million.  The net proceeds to the company after offering costs and underwriter’s discount were approximately $14.9 million

                On December 22, 2005, Trust II offered and sold $7.0 million of floating rate securities.  The company received the proceeds from the issuance of these securities and has reflected the obligation resulting from the receipt of the proceeds as junior subordinated debentures in the company’s balance sheets.  The company invested $217,000 in the Trust.

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”).  Management uses these non-GAAP measures to analyze the company’s performance in comparison to prior years.   During 2008, the company recorded an other than temporary impairment charge of $1.9 million on our Fannie Mae preferred stock. Also, during 2007 the company recorded a $319,291 gain on sale of long lived assets.  In addition, the company incurred a one-time impairment charge of $1.5 million during 2005.  These items are discussed further in “Income Statement Review – Noninterest income (loss).”  Management uses operating measures, which exclude the impairment charges and gain on sale of long lived assets, in the calculation of certain company ratios to analyze on a consistent basis and over a longer period of time, the performance of which it considers to be its core banking operations.   These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the company’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.  (See Item 6. Selected Financial Data.)

Marketing Focus

                Greenville First Bank commenced operations in January 2000 and at that time was the first community bank organized in the city of Greenville, South Carolina in over 10 years.  During the 1990s, several community banks operating in the Greenville market were acquired by larger regional financial institutions.  We formed Greenville First to take advantage of market opportunities resulting from this continued consolidation of the financial services industry.  Responding to this opportunity, we created a marketing plan focusing on the professional market in Greenville, including doctors, dentists, and small business owners.  We serve this market with a client-focused structure called relationship teams, which provides each client with a specific banker contact and support team responsible for all of the client’s banking needs.  The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage.  We consider exceptional client service to be a critical part of our culture, which we refer to as “ClientFIRST.”  We emphasize this ClientFIRST culture in the training that we provide our employees, and we strive to reflect this ClientFIRST culture in all aspects of our business.  During 2007, we opened an office in Columbia, South Carolina, broadening our market to include Richland and Lexington Counties and utilizing the same client-focused structure, culture, and marketing plan.  In conjunction with our entrance into this new market, we changed the name of our bank to Southern First Bank; however, we continue to operate as Greenville First Bank in Greenville County.

Location and Service Area

Historically, our primary market was Greenville County, South Carolina.  In January 2007, however, we entered into the Columbia market which includes Richland and Lexington Counties.

Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor.  It is South Carolina’s most populous county with approximately 428,000 residents.  Greenville is also one of the state’s wealthiest counties, with average household income of $51,794 as of June 30, 2007.  In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and is now considered the “economic engine of South Carolina.”  Greenville was also recognized by Expansion Management Magazine in 2007 as the 3rd top real estate market in the country for expanding and relocating businesses.

We opened our first branch office, located on The Parkway near Thornblade Country Club in Greenville, in March 2005 and our second branch office, located in the mature and historic Augusta Road area of Greenville, in November 2005.  On July 7, 2008, we opened our third branch office in Greenville County, located in the fast-growing area of Woodruff Road.  We believe that the demographics and growth characteristics of these locations will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Columbia, South Carolina is the State capital and largest city in the State.  Columbia is home to Fort Jackson, the largest and most active initial entry training center of the United States Army.  Richland County is the 2nd largest county in the State with a population of approximately 357,000 residents, while Lexington County is the 5th largest county with a population of approximately 244,000.  From 2000 to 2007, the combined estimated population of Richland and neighboring Lexington counties grew 12.0% to approximately 601,000.  The average household income for Richland and Lexington Counties combined was $53,251 as of June 30, 2007.

In January 2007, we opened our first office in Columbia as a loan production office which became a full-service branch in July 2007.  On July 14, 2008 we opened our second branch office in the Columbia market which is located on Sunset Avenue in Lexington.

Lending Activities

General.  We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below.  Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  At December 31, 2008, we had net loans of $559.6 million, representing 80.8% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners.  By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank.  As of December 31, 2008, our average loan size was approximately $213,000.  Excluding home equity lines of credit, the average loan size was approximately $290,000.  At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client.  As of December 31, 2008, our 10 largest client loan relationships represented approximately $56.0 million, or 9.9% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending limit or by the officers’ loan committee, which is comprised of our four most senior lenders and our chief credit officer.  The officers’ loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board.  We do not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the bank, consistent with federal banking regulations.

                Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2008, approximately $66.0 million, or 11.7% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 86 loans totaling approximately $22.4 million had loan-to-value ratios of 100% or more.  These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio.  In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans.  Furthermore, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.   Our internal lending limit is tiered based on our assessment of the lending relationship.  Generally, our limit represents approximately 70% of the bank’s legal lending limit.  The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the bank’s clients.  Based upon the capitalization of the bank at December 31, 2008, the maximum amount we would lend to one borrower is $7.8 million.  The bank’s legal lending limit will increase or decrease in response to increases or decreases in the bank’s level of capital.  We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2008, loans secured by first or second mortgages on real estate made up approximately 79.4% of our loan portfolio.

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

•      Commercial Real Estate Loans.  At December 31, 2008, commercial real estate loans (other than construction loans) amounted to $264.6 million, or approximately 46.7% of our loan portfolio.  Of our commercial real estate loan portfolio, $151.3 million in loans were not owner-occupied properties, representing 57.2% of our commercial real estate portfolio and 26.7% of our total loan portfolio.  The remainder of our commercial real estate loan portfolio, $113.4 million in loans or 42.8% of the commercial loan portfolio, were owner-occupied.  Owner-occupied loans represented 20.0% of our total loan portfolio.  At December 31, 2008, our individual commercial real estate loans ranged in size from approximately $13,000 to $5.0 million, with an average loan size of approximately $466,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•      Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2008, total construction loans amounted to $61.9 million, or 10.9% of our loan portfolio.  Included in the $61.9 million was $53.0 million, or 9.4% of our loan portfolio, that were commercial construction, and $8.9 million, or 1.5% of our loan portfolio, that were consumer construction loans.  At December 31, 2008, our commercial construction and development real estate loans ranged in size from approximately $11,000 to $3.7 million, with an average loan size of approximately $825,000.  At December 31, 2008, our individual residential construction and development real estate loans ranged in size from approximately $56,000 to $1.1 million, with an average loan size of approximately $405,000.  The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property.  Specific risks include:

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

•      Residential Real Estate Loans and Home Equity Loans.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2008, residential real estate loans (other than construction loans) amounted to $123.3 million, or 21.8% of our loan portfolio.  Included in the residential real estate loans was $60.3 million, or 10.7% of our loan portfolio, in first and second mortgages on individuals’ homes, and $63.0 million, or 11.1% of our loan portfolio, in home equity loans.  At December 31, 2008, our individual residential real estate loans ranged in size from $5,300 to $2.7 million, with an average loan size of approximately $281,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years.  We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves.  We also offer home equity lines of credit.  At December 31, 2008, our individual home equity lines of credit ranged in size from $1,000 to $1.8 million, with an average of approximately $107,000.  Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of five years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

Commercial Business Loans.  We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas.  At December 31, 2008, commercial business loans amounted to $106.5 million, or 18.8% of our loan portfolio, and ranged in size from approximately $1,000 to $2.7 million, with an average loan size of approximately $156,000.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2008, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with terms negotiable.  At December 31, 2008, consumer loans amounted to $11.2 million, or 2.0% of our loan portfolio, and ranged in size from $100 to $886,000, with an average loan size of approximately $21,000.  Our installment loans typically amortize over periods up to 60 months.  We will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits.  We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit.  Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local markets.  Our out-of-market, or wholesale, certificates of deposits represented 42.8% of total deposits at December 31, 2008.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  This funding strategy allowed us to operate in only four locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn has allowed us to maintain our focus on growing our loan portfolio.  In an effort to obtain lower costing deposits, we are focusing on expanding our retail deposit program.  Accordingly, we opened two new retail deposit offices in July 2008, which will assist us in obtaining low cost transaction accounts that are less affected by rising rates.  Deposit rates are reviewed regularly by senior management of the bank.  We believe that the rates we offer are competitive with those offered by other financial institutions in our area.  We focus on customer service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2008, there were 34 financial institutions other than us in our primary market, Greenville County and 30 other financial institutions in the Columbia market.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2008, the most recent date for which market data is available, total deposits in the bank’s primary service area, Greenville County, were over $12.3 billion, which represented a 5.5% deposit increase from 2007.  At June 30, 2008, our deposits represented 3.8% of the market.

We first entered the retail deposit market in Columbia as a full-service branch office in July 2007.  Our service area in the Columbia market includes both Lexington and Richland counties which combined represented over $13.3 billion in deposits as of June 30, 2008, an 8.0% increase from 2007.  Our deposits represent 0.13% of the market.

Employees

                At December 31, 2008 and 2007, we employed a total of 91 and 77 full-time equivalent employees, respectively.  We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan.  Our employees are not represented by a collective bargaining agreement.  Management considers its employee relations to be excellent.

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

Southern First Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act as discussed below.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Additionally, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “Southern First Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the bank, and these loans may be repaid from dividends paid from the bank to the company.

Our ability to pay dividends is subject to regulatory restrictions as described below in “Southern First Bank – Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Southern First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "OCC").  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which  is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. The OCC and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

•              security devices and procedures;

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

The OCC requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of Total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

The OCC also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•              internal controls;

•              information systems and audit systems;

•              loan documentation;

•              credit underwriting;

•              interest rate risk exposure; and

•              asset quality.

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the OCC’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•              Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•              Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•              Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•              Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•              Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the OCC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2008, the bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these required standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

        In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

        On February 27, 2009, as part of the TARP CPP, Southern First entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which Southern First sold (i) 17,299 shares of Southern First’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 330,554 shares of Southern First’s common stock for an aggregate purchase price of $17.3 million in cash.

        The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Southern First must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.85 per share of the common stock. Please see the Form 8-K we filed with the SEC on March 3, 2009, for additional information about the Series T Preferred Stock and the Warrant.

        EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

        Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP and have opted out of the DGP.

        Insurance of Accounts and Regulation by the FDIC.   Southern First’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

        Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  Institutions are assessed at annual rates ranging from 5 to 43 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 10 to 45 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share.  The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth).  The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital.  In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 16 basis points.  The FDIC will also impose a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter.  We anticipate our future insurance costs to be higher than in previous periods.  However, we are not currently able to accurately determine the amount of additional cost.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2008, the Financing Corporation assessment equaled 1.61 basis points for each $100 in domestic deposits.    These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Community Reinvestment Act.  The Community Reinvestment Act requires that the OCC evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  On June 2, 2008, the date of the most recent examination, the bank received a satisfactory rating.

Finance Subsidiaries.  Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.  As of December 31, 2008, the company did not have any financial subsidiaries.

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

Enforcement Powers.  The bank and its “institution-affiliated parties,” including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

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

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The bank can be requested, to search its records for any relationships or transactions with persons on those lists.  If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21.  The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

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

•              requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•              requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department's Capital Purchase Program, have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.  On February 27, 2009, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series A Preferred Stock and the CPP Warrant to the Treasury.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TGLP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We will participate in the TAGP and have opted out of the DGP.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury's Troubled Asset Relief Program ("TARP"), which includes programs under TARP such as the Capital Purchase Program in which we participate.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Because of our participation in the Treasury Department's Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the U.S. Treasury pursuant to the Capital Purchase Program.

                Legislation that has been adopted after we closed on our sale of Series A Preferred Stock and warrants to the Treasury for $17.3 million pursuant to the Capital Purchase Program on February 27, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our Capital Purchase Program transaction with the Treasury.   If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our Capital Purchase Program transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the Capital Purchase Program transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the Capital Purchase Program.  If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 87.2% of our interest income for the year ended December 31, 2008.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify.  We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

                Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Justin Strickland, Jim Austin, Fred Gilmer, III, Eddie Terrell, Gwen Bridges, and Mike Strickland.  Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel.  Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

We are exposed to changes in the regulation of financial services companies.

                Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors – We are subject to extensive regulation that could restrict our activities” above.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the years ended December 31, 2007 and 2008, we were required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting.  For the year ended December 31, 2009, our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management’s assessment.   We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act for the years ended December 31, 2007 and 2008.  We did not identify any significant deficiencies or material weaknesses in our internal control over financial reporting.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid approximately $290,000 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, the FDIC has indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  In addition, we intend to redeem the Series A Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series A Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We may not be able to maintain our holding company line of credit.

                We have obtained and fully utilized a revolving line of credit in the amount of $15.0 million.  We pledged all of the stock of the bank as collateral for the line of credit which contains various debt covenants related to net income and asset quality.  As of December 31, 2008, we were not in compliance with the covenant related to the nonperforming assets ratio.  We have requested a waiver from the lender regarding this covenant; however, no assurance can be given that we will receive a waiver.  If we do not obtain a waiver, we may be required to repay the loan in part or in whole.  Management believes that we are positioned to repay the debt if required.

Liquidity needs could adversely affect our financial condition and results of operation.

Dividends from our bank provide one source of funds for our company.  The primary sources of funds of our bank are customer deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans.  The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

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

We depend heavily on out of market deposits as a source of funding.

                As of December 31, 2008. 42.8% of our deposits were obtained from out of market sources.  To continue to have access to this source of funding, we are required to be classified as a “well-capitalized” bank by the OCC; whereas, if we only “meet” the capital requirement, we must obtain permission from the OCC in order to continue utilizing this source of funding.  During 2008, many of the institutional investors began to require that bank participation in the wholesale funding program have an IDC rating at levels that meet their various expectations.  As of September 30, 2008, the last published date, our IDC rating was 160.  This is considered by most investors to meet their definition as a satisfactory rated institution.  Should our financial condition deteriorate, our IDC rating would most likely decline.  Such a decline could result in a reduction of some or all investors and could result in higher brokerage costs to the bank.

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

To expand our franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets.  We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2008, approximately $66.0 million of our loans, or 11.7% of total loans and 88.0% of our bank’s risk-based capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 86 loans totaling approximately $22.4 million had loan-to-value ratios of 100% or more.  Included in the $66.0 million of loans that exceeded supervisory guidelines at December 31, 2008, $28.5 million of our commercial loans, or 5.0% of total loans, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the amount of loss given default on the loan.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, approximately 79.4% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.  Our loan portfolio contains a number of real estate loans with relatively large balances.  The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan.  These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As of December 31, 2008, approximately 3% of the loans in our portfolio included collateral exceptions to our loan policies, which is less than our internal 15% limit.  As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

We are exposed to the possibility of technology failure.

                We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

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

                    We opened our Parkway office in March 2005, which is located in the Thornblade area of Greenville, South Carolina, near the intersection of I-85 and Pelham Road.  We own these premises.

                    We opened our Augusta Road office, in Greenville, South Carolina, in November 2005.  We lease the land for this office from Augusta Road Holdings, LLC, which is owned by one of our directors, Mark A. Cothran, and own the banking office.  The initial term of the land lease is 20 years.

                    In January 2007, we opened a loan production office on Lady Street in Columbia, South Carolina which became a full-service branch office in July 2007.  We have a lease on this building through December 2009.  In January 2008, we announced our plans for a new regional headquarters building in Cayce, South Carolina near the historic Guignard brick works.  We plan to relocate our Lady Street office to the new Cayce building in July 2009.

    In July 2008, we opened our Woodruff Road office which is located in one of the fastest growing areas of Greenville County.  We own these premises.  We also opened a second full-service branch office in July 2008.  Our second retail office in the Columbia Market, our Lexington office, is located on Sunset Avenue at the intersection of Saluda Springs Road and Highway 378.  We have a land lease on this property with an initial term of 20 years and own the banking office.

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

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.”  From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol “GVBK.”  On September 24, 2004, our common stock began trading on the NASDAQ Global Market.  On July 2, 2007, we changed our symbol to “SFST” in conjunction with the change in our corporate name to Southern First Bancshares. We had approximately 1,000 shareholders of record on February 28, 2009.

                We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay cash dividends depends primarily on the ability of our subsidiary, Southern First Bank, to pay dividends to us.  As a national bank, Southern First Bank may only pay cash dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC will be required if the total of all cash dividends declared in any calendar year by the bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus.  The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a cash dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2008.  The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividend in 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans
approved by security holders
Stock options (1)	278,665	$9.29	113,698
Restricted stock	2,500	21.63	8,500

Equity compensation plans
not approved by
security holders (2)	123,110	$6.06	-

Total	404,275	$8.38	122,198

(1)           The number of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan automatically increases each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.  Our board of directors has approved 436,424 shares of common stock to be issued as stock options.

(2)           Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.06 per share for every two shares purchased during our initial public offering.  The warrants are represented by separate warrant agreements.  All of the warrants have vested and are exercisable in whole or in part during the ten-year period following that date.  The warrants may not be assigned, pledged, or hypothecated in any way.  The 123,110 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the Federal Reserve, OCC, or FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets	$692,979	628,129	509,344	405,313	315,811
Federal funds sold	8,800	9,257	7,467	19,381	1,394
Investment securities	85,412	87,507	74,304	36,131	29,162
Loans, net (1)	559,602	503,098	397,234	334,041	276,630
Allowance for loan losses	7,005	5,751	4,949	4,490	3,717
Deposits	469,537	412,821	345,504	254,148	204,864
Securities sold under agreement to repurchase
and federal funds purchased	-	-	-	14,680	13,100
FHLB advances and related debt	149,675	150,500	108,500	79,500	60,660
Note payable	15,000	8,020	-	-	-
Junior subordinated debentures	13,403	13,403	13,403	13,403	6,186
Shareholders’ equity	39,786	38,278	34,583	30,473	28,079
Summary Results of Operations Data:
Interest income	$40,213	39,520	30,929	21,670	13,965
Interest expense	21,853	22,781	16,579	9,585	5,317
Net interest income	18,360	16,739	14,350	12,085	8,648
Provision for loan losses	3,161	2,050	1,650	1,000	1,310
Net interest income after provision for loan losses	15,199	14,689	12,700	11,085	7,338
Noninterest income (loss)	(400)	1,262	579	826	761
Noninterest expenses	12,321	10,875	7,351	7,856	4,852
Income before income tax expense	2,478	5,076	5,928	4,055	3,247
Income tax expense	626	1,641	2,027	1,541	1,234
Net income	$1,852	3,435	3,901	2,514	2,013
Net operating income (4)	$3,109	3,224	3,901	3,444	2,013
Per Share Data (2):
Net income, basic	$0.62	1.17	1.33	0.86	0.93
Net income, diluted	$0.58	1.06	1.20	0.78	0.82
Book value	$13.07	12.99	11.79	11.46	10.60

Weighted average number of common shares outstanding:
Basic	2,998	2,942	2,932	2,922	2,169
Diluted	3,167	3,234	3,238	3,223	2,464
Performance Ratios:
Return on average assets:
GAAP	0.27%	0.60%	0.85%	0.70%	0.73%
Operating (4)	0.46%	0.56%	0.85%	0.96%	0.73%
Return on average equity:
GAAP	4.73%	9.40%	11.95%	8.44%	12.37%
Operating (4)	7.95%	8.82%	11.95%	11.56%	12.37%
Net interest margin, tax equivalent	2.82%	3.05%	3.27%	3.45%	3.17%
Loan to deposit ratio (1)	120.67%	123.26%	116.40%	133.20%	136.85%
Efficiency ratio (3):
GAAP	68.60%	60.41%	49.24%	60.85%	51.58%
Operating (4)	61.61%	60.50%	49.24%	49.23%	51.58%
Asset Quality Ratios:
Nonperforming assets, past due and restructured
loans to total loans (1)	1.73%	0.92%	0.62%	0.14%	0.27%
Nonperforming assets, past due and restructured
loans to total assets	1.42%	0.75%	0.49%	0.12%	0.24%
Net charge-offs to average total loans (1)	0.35%	0.27%	0.32%	0.07%	0.12%
Allowance for loan losses to nonperforming loans	91.00%	129.65%	332.46%	962.74%	502.84%
Allowance for loan losses to total loans (1)	1.24%	1.13%	1.23%	1.33%	1.33%

Item 6.  Selected Financial Data, Continued

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Capital Ratios:
Average equity to average assets	5.73%	6.35%	7.15%	8.36%	5.87%
Leverage ratio	7.70%	8.30%	9.40%	11.60%	11.00%
Tier 1 risk-based capital ratio	9.20%	10.00%	11.90%	13.60%	13.40%
Total risk-based capital ratio	10.40%	11.10%	13.10%	14.90%	14.60%
Growth Ratios and Other Data:
Percentage change in net income	(46.09)%	(11.93)%	55.15%	24.89%	100.10%
Percentage change in diluted net income per share	(45.28)%	(11.67)%	53.85%	(4.44)%	69.81%
Percentage change in assets	10.32%	23.32%	25.67%	28.34%	36.81%
Percentage change in loans(1	11.35%	26.52%	18.92%	20.75%	34.24%
Percentage change in deposits	13.74%	19.48%	35.95%	24.06%	21.25%
Percentage change in equity	3.94%	10.68%	13.49%	8.53%	151.00%

Reconciliation of GAAP to Non-GAAP Measures:
Net income, as reported (GAAP)	$1,852	3,435	3,901	2,514	2,013
Non-operating items:
Other than temporary impairment on investments,
net of income tax	1,257
Gain on sale of long lived assets, net of income tax	-	(211)	-	-	-
Impariment on long lived assets, net of income tax	-	-	-	930	-
Net operating income (net income, excluding
non-operating items)	$3,109	3,224	3,901	3,444	2,013

Noninterest income, as reported (GAAP)	$(400)	1,262	579	826	761
Non-items:
Other than temporary impairment on investments	(1,931)
Gain on sale of long lived assets	-	319	-	-	-
Operating noninterest expense (noninterest expense,
excluding non-operating items)	$1,531	943	579	826	761

Noninterest expense, as reported (GAAP	$12,321	10,875	7,351	7,856	4,852
Non-operating items:
Impairment on long lived assets	-	-	-	1,500	-
Operating noninterest expense (noninterest expense,
excluding non-operating items	$12,321	10,875	7,351	6,356	4,852

                      (1) Includes nonperforming loans.

            (2) Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003 and subsequent 10% stock dividend in July 2006.

            (3) Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains, losses, or impairment, and real estate activty.

            (4) Return on average assets, return on average equity and the efficiency ratio, on an operating basis, are calculated using operating earnings and operating noninterest expense and are non-GAAP measures which have been calculated on a pro-forma basis above and are further explained in “General – Non-GAAP Financial Measures.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

CRITICAL ACCOUNTING POLICIES

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2008.

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

The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue.  We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income.  For the year ended December 31, 2008, we spent $0.69 on average to earn each $1.00 of revenue.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law EESA.  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  As a result of this program, we have received $17.3 million in capital as of February 27, 2009.  However, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Effect of Economic Trends

                Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings matured during this period they repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and lowered the short-term rates initially by 50 basis points and by an additional 50 basis points in the fourth quarter of 2007.  The Federal Reserve has continued to aggressively decrease rates by lowering the short-term rate 400 basis points during 2008 which has caused the rates on our short-term or variable rate assets and liabilities to decline.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Results of Operations

Income Statement Review

Summary

                Net income for the year ended December 31, 2008 was $1.9 million, a 46.1% decrease from $3.4 million for the year ended December 31, 2007.  The $1.6 million decrease in net income resulted primarily from an impairment charge of $1.3 million, net of taxes, related to our Federal National Mortgage Association (“FNMA” or “Fannie Mae”) preferred stock, as well as increases of $1.5 million in noninterest expenses and a $1.1 million increase in the provision for loan losses, partially offset by a $1.6 million increase in net interest income and $269,000 in noninterest income (loss), excluding the impairment charge.  Our efficiency ratio was 68.6% for 2008, compared to 60.4% in 2007.  The deterioration in the efficiency ratio is due to the impairment charge related to our FNMA preferred stock.  Excluding the impairment charge, our efficiency ratio was 61.6% for 2008.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The continuous growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three years ended December 31, 2008, our loan portfolio increased an average of $82.2 million per year.  The actual growth in 2008 was $57.8 million.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  In an effort to maximize our utilization of capital, we anticipate managing and limiting the level of future loan growth to ensure the bank remains well-capitalized.

Our decision to grow the loan portfolio created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At December 31, 2008, net loans represented 80.8% of total assets while investments and federal funds sold represented 13.6% of total assets.  However, as described below, we have also increased our level of deposits significantly.

The low interest rate environment that was experienced between January of 2000 and July of 2004 allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were lower than certificate of deposit rates being offered in our local market.  Therefore, we decided not to begin our retail deposit office expansion program until the beginning of 2005.  This funding strategy allowed us to continue to operate in one location until 2005, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on the fast-growing loan portfolio.

We opened two retail deposit offices in 2005 and two additional offices in July of 2008.  We also converted our Columbia loan production office into a full service branch facility during the third quarter of 2007.  We now have four retail offices in the Greenville market and two retail offices in the Columbia market.  Our focus for these locations is to obtain low cost transaction accounts, resulting in an increase in both the percentage of assets being funded by "in market" retail deposits as well as the percentage of low-cost transaction accounts to total deposits.  We believe that this growth strategy will provide additional clients in our two market areas and will eventually provide a lower alternative cost of funding.  At December 31, 2008, retail deposits represented $268.6 million, or 38.8% of total assets, borrowings represented $178.1 million, or 25.7% of total assets, and wholesale out-of-market deposits represented $200.9 million, or 29.0% of total assets.

Our net interest income margin for the year ended December 31, 2008 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $50.7 million and $49.7 million for the years ended December 31, 2008 and 2007, respectively.

In addition to the growth in both assets and liabilities, and the ratio of interest-earning assets to interest-bearing liabilities, net interest income is also affected by the timing of the repricing of our assets and liabilities, and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Until September 18, 2007, our yields on interest earning assets and the rates that we paid for our deposits and borrowings continued to increase primarily as a result of the actions taken by the Federal Reserve to raise short-term rates prior to July 30, 2006.   Our fixed rate loans were being originated or renewed at higher rates, while the rates on new or maturing interest-bearing liabilities were also higher than in the past.  Given the fact that the Federal Reserve increased short-term rates by 425 basis points between July 2004 and July 2006 and allowed rates to remain unchanged until September 18, 2007, we believed during most of 2006 and the first nine months of 2007 that short-term interest rates were at or near their peak.  Therefore, we chose to increase the amount of fixed rate loans in our loan portfolio, and we targeted to have a significant portion of our liabilities to reprice within a twelve month period.  On September 18, 2007, the Federal Reserve began to decrease short-term rates with an initial 50 basis point reduction and continued the decrease with an additional 450 basis points through the fourth quarter of 2008.  While the bank had more liabilities than assets that repriced down during the year ended December 31, 2008, due to the competition for deposits and the overall low market rates, we were not able to lower the rates on our liabilities in proportion to the reduction in rates experienced on our assets.  We anticipate that the amount of liabilities that will reprice over the next three months will “neutralize” the immediate downward negative impact and that this will then begin to have a positive impact on our net interest income for the next nine months.

As more fully discussed in the “Market Risk” and “Liquidity and Interest Rate Sensitivity” sections below, at December 31, 2008, 58% of our loans had fixed rates.  During the past two years we placed a greater emphasis on fixed rate loans; however, we recently changed our focus to increase the amount of variable rate loans in our portfolio.    Our fixed rate loans as a percentage of total loans decreased from 62% at December 31, 2007 to 58% at December 31, 2008.  While increasing our percentage of fixed rate loans during the past three years, our focus has been to obtain short-term liabilities to fund our asset growth.  This strategy has resulted in our ability to move from being asset sensitive to being liability sensitive for the next twelve months.

At December 31, 2008, 78.9% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.  Of the $333.6 million of interest-bearing liabilities set to reprice within three months, 37.3% of $333.6 million are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant.  However, certificates of deposit that are currently maturing or renewing are repricing at lower rates.  We expect to benefit as these deposits reprice, even if market rates increase slightly.  At December 31, 2008, we had $144.3 million more liabilities than assets that reprice within the next twelve months.  Included in our FHLB advances and related debt are a number of borrowings with callable features as of December 31, 2008.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2008, 2007, and 2006.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  A review of these tables shows that as short-term rates continued to rise, our net interest income is currently more affected by the changes in rates than in prior years.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

For the Years Ended December 31,

	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Earning assets:
Federal funds sold	$13,506	$261	1.93%	$10,579	$540	5.10%	$9,091	$473	5.21%
Investment securities, taxable	89,616	4,750	5.30%	77,589	4,224	5.44%	54,151	2,773	5.12%
Investment securities, nontaxable (1)	3,746	232	6.20%	3,890	232	5.97%	1,404	81	5.74%
Loans	547,720	35,058	6.40%	459,245	34,612	7.54%	375,351	27,630	7.36%
Total earning assets	654,588	40,301	6.16%	551,303	39,608	7.18%	439,997	30,957	7.04%
Nonearning assets	28,001			23,184			16,949
Total assets	$682,589			$574,487			$456,946

Interest-bearing liabilities:
NOW accounts	$38,850	$399	1.03%	$34,338	$571	1.66%	$35,048	$649	1.85%
Savings & money market	89,482	1,694	1.89%	87,883	3,088	3.51%	80,687	2,751	3.41%
Time deposits	303,054	12,714	4.20%	235,105	12,112	5.15%	163,879	7,740	4.72%
Total interest-bearing deposits	431,386	14,807	3.43%	357,326	15,771	4.41%	279,614	11,140	3.98%
FHLB advances and related debt	159,076	6,281	3.95%	129,736	5,956	4.59%	91,525	3,985	4.35%
Other borrowings	13,403	765	5.71%	14,576	1,054	7.23%	22,856	1,454	6.36%
Total interest-bearing liabilities	603,865	21,853	3.62%	501,638	22,781	4.54%	393,995	16,579	4.21%
Noninterest-bearing liabilities	39,605			36,303			30,298
Shareholders’ equity	39,119			36,546			32,653
Total liabilities and
shareholders’ equity	$682,589			$574,487			$456,946
Net interest spread			2.54%			2.64%			2.83%
Net interest income
(tax equivalent)/margin		$18,448	2.82%		$16,827	3.05%		$14,378	3.27%
Less: tax-equivalent adjustment (1)		(88)			(88)			(28)
Net interest income		18,360			16,739			14,350

Our net interest spread was 2.54% for the year ended December 31, 2008, compared to 2.64% for the year ended December 31, 2007 and 2.83% for the year ended December 31, 2006.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 10 basis point reduction in our net interest spread resulted primarily from the lower spreads on our $103.3 million growth in average earning assets in the twelve months of 2008 compared to the same period in 2007.  Of the $103.3 million in growth, $14.8 million or 14.3%, occurred in investments and federal funds, while the remaining growth of $88.5 million, or 85.7% occurred in loans.  During 2008, our investments and federal funds yielded a combined weighted rate of 4.91%, while our loans yielded a weighted rate of 6.40%.

The growth of $103.3 million in earning assets was funded primarily with $67.9 million in certificates of deposit and $28.2 million in borrowings.  During 2008, our certificates of deposit had a weighted rate of 4.20%, while our borrowings had a weighted rate of 4.09% for a combined weighted rate of 4.16%

We funded 94.0% of the growth in earning assets with higher costing borrowings and certificates of deposit at a combined rate of 4.16% rather than with lower costing transaction accounts at a rate of 1.63%, causing the overall net interest spread to decline by 7 basis points.  The remaining 3 basis point reduction in net interest spread resulted from the immediate impact of loans repricing while liabilities reprice over a longer period.  Therefore, we anticipate that once short-term market rates stop decreasing, certain short-term liabilities such as one year certificates of deposit will continue to slowly reprice downward to the current market rates as they mature.  During 2007 and 2008, management determined that the bank had sufficient capital to support additional asset growth.  Consequently, given the flat interest rate environment, both earnings and return on equity could be increased with additional assets and liabilities even if the net interest spreads were at less than historical levels.

If short term rates should continue to decline and a portion of our loans reprice immediately while liabilities reprice on average of twelve months, we anticipate a continued decline in net interest spread until the variable rate liabilities have also repriced downward to market rates.

Our net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the year ended December 31, 2008 was 2.82%, compared to 3.05% for the year ended December 31, 2007 and 3.27% for the year ended December 31, 2006.  During the twelve-month periods ended December 31, 2008, 2007 and 2006, interest earning assets exceeded interest bearing liabilities by $50.7 million, $49.7 million, and $46.0 million, respectively.  During 2008, interest-earning assets averaged $654.6 million, compared to $551.3 million in 2007 and $440.0 million in 2006.

Our loan yield decreased 114 basis points for the year ended December 31, 2008 compared to the prior year.  The decrease in 2008 is a result of the 400 basis point reduction in short-term rates in the past twelve months which had an immediate impact on our variable rate loans, which represented 42% of our total loans at December 31, 2008.  Offsetting the decrease in our loan yield was a 98 basis point decrease in the cost of our interest-bearing deposits for the year ended December 31, 2008 compared to the same period in 2007.  The decrease in the rate on interest-bearing deposits is due primarily to the 95 basis point decrease in the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the past twelve months.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 162 basis points from December 31, 2007, while the rate on our transaction accounts has decreased 63 basis points in the same period.  The 64 basis point decrease in FHLB advances and related debt and the 152 basis point decrease in other borrowed funds during 2008 compared to the same period in 2007 resulted primarily from the impact of the 400 basis point decrease in short-term market rates over the past twelve months.  As of December 31, 2008, approximately 12% of our FHLB advances had variable rates, while all of our other borrowings had variable rates.

Our loan yield increased 18 basis points for the year ended December 31, 2007 compared to the prior year.  This increase is a result of loans maturing or being renewed at rates higher than their original rates through the first nine months of 2007 as well as the impact of higher market rates on our variable rate loans which represent approximately 38% of the loan portfolio at December 31, 2007.  Offsetting the increase in our loan yield was a 43 basis point increase in the cost of our interest-bearing deposits for the year ended December 31, 2007 compared to the same period in 2006.  The increases in the rate on our time deposits is also due to the renewal rates on time deposits being much higher during the first nine months of 2007 than those in the past.  In addition, the cost of our savings and money market accounts has increased by 10 basis points in 2007 as we have increased the rates we offered during a significant part of 2007 on these products to stay competitive in response to the increase in short-term market rates.  The 24 basis point increase in FHLB advances and related debt and the 87 basis point increase in other borrowed funds during 2007 compared to the same periods in the prior year resulted primarily from the repricing of matured FHLB advances to higher market rates and carrying a lower balance of other borrowings at higher rates.  At December 31, 2007 and 2006, approximately 45% and 46% of our FHLB advances had variable rates, respectively, while all of our other borrowings had variable rates.

Net interest income, the largest component of our income, was $18.4 million, $16.7 million, and $14.4 million, for the years ended December 31, 2008, 2007, and 2006, respectively.  The increases in 2008 and 2007 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liaibilties.  Average interest-earning assets increased $103.3 million and $111.3 million during the years ended December 31, 2008 and 2007 compared to the prior years, respectively, compared to the same period of the prior year.  During the same periods of 2008 and 2007, average interest-bearing liabilities increased $102.2 million and $107.6 million compared to the prior years.  The higher average balances resulted in $3.1 million and $2.1 million related to the impact of higher average interest-earning assets and interest-bearing liabilities during the years ended 2008 and 2007, respectively, compared to the same periods in 2007 and 2006.  In addition, lower spreads on the average balances decreased net interest income by $1.2 million for the 2008 period while higher spreads increased net interest income by $161,000 in 2007.

                Interest income for the year ended December 31, 2008 was $40.2 million, consisting of $35.1 million on loans, $4.9 million on investments, and $261,000 on federal funds sold.  Interest income for the same period ended December 31, 2007 was $39.5 million, consisting of $34.6 million on loans, $4.4 million on investments, and $540,000 on federal funds sold.  Interest income for 2006 was $30.9 million, consisting of $27.6 million on loans, $2.8 million on investments, and $473,000 on federal funds sold.  Interest on loans for the years ended December 31, 2008, 2007 and 2006 represented 87.2%, 87.6% and 89.3%, respectively, of total interest income, while income from investments and federal funds sold represented 12.8%, 12.4% and 10.7% of total interest income for the years ended December 31, 2008, 2007 and 2006, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.7%, 83.3% and 85.3% of average interest-earning assets for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in interest income on loans for the years ended December 31, 2008, 2007 and 2006 was $727,000, $720,000 and $569,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the year ended December 31, 2008 was $21.9 million, a 4.1% decrease compared to $22.8 million for the year ended December 31, 2007.  For the years ended December 31, 2008 and 2007, interest expense consisted of $14.8 million and $15.8 million, respectively, related to deposits and $7.1 million and $7.0 million, respectively, related to borrowings.   Interest expense for the year ended December 31, 2006 was $16.6 million, consisting of $11.1 million related to deposits and $5.4 million related to borrowings.  Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 represented 67.8%, 69.2% and 67.2%, respectively, of total interest expense, while interest expense on borrowings represented 32.2%, 30.8% and 32.8%, respectively, of total interest expense.  During the year ended December 31, 2008, average interest-bearing deposits were higher by $74.1 million than for the same period in 2007, while FHLB advances and other borrowings were $28.2 million higher than for the same period in 2007.  Average interest-bearing deposits were higher by $77.7 million during the year ended December 31, 2007 than for the same period 2006, while FHLB advances and other borrowings during 2007 were $29.9 million higher than for the same period in 2006.  Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provided us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2008 vs. 2007				December 31, 2007 vs. 2006
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income
Loans	$6,668	(5,217)	(1,005)	446	6,176	659	147	6,982
Investment securities	637	(97)	(14)	526	1,319	152	71	1,542
Federal funds sold	149	(336)	(92)	(279)	77	(9)	(1)	67
Total interest income	7,454	(5,650)	(1,111)	693	7,572	802	217	8,591

Interest expense
Deposits	3,138	(3,422)	(680)	(964)	4,318	226	87	4,631
FHLB advances and related debt	1,347	(833)	(189)	325	1,664	216	91	1,971
Other borrowings	(85)	(222)	18	(289)	(527)	199	(72)	(400)
Total interest expense	4,400	(4,477)	(851)	(928)	5,455	641	106	6,202

Net interest income	$3,054	(1,173)	(260)	1,621	2,117	161	111	2,389

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

For the year ended December 31, 2008, we incurred a noncash expense related to the provision for loan losses of $3.2 million, bringing the allowance for loan losses to $7.0 million, or 1.24% of gross loans, as of December 31, 2008.  The $3.2 million provision for 2008 related primarily to both the level of charge-offs that occurred during this period and the increase in non-performing loans.  During the twelve months ended December 31, 2008, we charged-off $1.9 million in loans and recorded $28,000 of recoveries on loans previously charged-off.

At December 31, 2008, the allowance for loan losses represented less than one time the amount of non-performing loans, compared to 1.2 times and 3.3 times at December 31, 2007 and 2006, respectively.  The coverage level of the allowance at December 31, 2008 decreased from the coverage level at December 31, 2007 due to an increase in non-performing loans.  A significant portion, or 88.6%, of nonperforming loans at December 31, 2008 are secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  As a result of this level of coverage on non-performing loans, we believe the provision of $3.2 million for the year ended December 31, 2008 to be adequate.

In comparison, for the same periods in 2007 and 2006, we added $2.1 million and $1.7 million, respectively, to the provision for loan losses, resulting in an allowance of $5.8 million and $4.9 million at December 31, 2007 and 2006.  The allowance for loan losses as a percentage of gross loans was 1.13% and 1.23% at December 31, 2007 and 2006, respectively.  We reported net charge-offs of $1.3 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively, including recoveries of $48,000 and $115,000 for the same periods in 2007 and 2006.  A substantial portion, or $1.1 million, of loans charged-off in the year ended December 31, 2006 relates to a group of loans with a common interest totaling $3.1 million.  These loans were secured by diversified real estate or vehicles, on which we had foreclosed.

Noninterest income (loss)

                 The following tables set forth information related to our noninterest income (loss).

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Loan fee income	$197	173	124
Service fees on deposit accounts	653	431	259
Income from bank owned life insurance	462	374	143
Gain on sale of investment securities	33	-	-
Other than temporary impairment on investment securities	(1,931)	-	-
Real estate owned activity	(140)	28	(166)
Other income	326	256	219
Total noninterest income (loss)	$(400)	1,262	579

Noninterest income (loss) for the year ended December 31, 2008 was a loss of $400,000, a decrease of $1.7 million, or 131.7% compared to noninterest income of $1.3 million during the same period in 2007.  The $1.7 million decrease in 2008 was primarily related to losses of $1.9 million related to an other than temporary impairment on investment securities and $140,000 related to other real estate owned activity, partially offset by increases of $24,000 in loan fee income, $222,000 in service fees on deposit accounts, $88,000 in income from bank owned life insurance, $33,000 in gain on sale of securities, and $70,000 in other income. Noninterest income for the year ended December 31, 2006 was $579,000.

Loan fee income consists primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Loan fees were $197,000 and $173,000 for the years ended December 31, 2008 and 2007, respectively.  The $24,000 increase relates primarily to increases of $22,000 in fees related to lines and letters of credit and $12,000 in late charge fees, partially offset by a decrease of $10,000 in mortgage origination fees.  We received $64,000 of fees related to lines and letters of credit in 2008 compared to $42,000 for the same period in 2007 and $120,000 and $108,000 in late charge fees for the years ended December 31, 2008 and 2007, respectively. Mortgage origination fees were $13,000 in 2008 compared to $23,000 in 2007.

Income from loan fees increased by $49,000 to $173,000 for the year ended December 31, 2007 from $124,000 for the same period in 2006.  The increase relates primarily to the $30,000 increase in mortgage origination fees and fees related to lines and letters of credit and $18,000 in late charge fees.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.  Deposit fees were $653,000 and $431,000 for the years ended December 31, 2008 and 2007, respectively.  The $222,000 increase is primarily related to a $131,000 increase in NSF fees and a $106,000 increase in other deposit related fees, partially offset by a decrease of $15,000 in overdraft fees.  NSF fee income was $438,000 and $307,000 for the years ended December 31, 2008 and 2007, respectively, representing 67.1% of total service fees on deposits in 2008 compared to 71.3% in 2007.  The significant increase in NSF fee income is due primarily to an increased effort to collect rather than waive NSF fees charged to our clients.  Other deposit related fees were $195,000 and $89,000 for the years ended December 31, 2008 and 2007, respectively, while overdraft fees were $19,000 and $34,000 for the same periods in 2008 and 2007, respectively.

Deposit fees were $431,000 and $259,000 for the years ended December 31, 2007 and 2006, respectively.  The $172,000 increase is primarily related to a $160,000 increase in NSF fees and a $23,000 increase in overdraft fees, partially offset by an $11,000 decrease in other deposit related fees.  Deposit related fees were $89,000 and $100,000 for the years ended December 31, 2007 and 2006, respectively.  NSF income was $307,000 and $148,000 for the same periods ended December 31, 2007 and 2006, respectively, representing 71.3% of total service fees on deposits in 2007 compared to 56.9% of total service fees on deposits in 2006.

We held $13.4 million of bank owned life insurance as of December 31, 2008, compared to $8.9 million as of December 31, 2007.  Income derived from this life insurance was $462,000, $374,000, and $143,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  The substantial portion of our bank owned life insurance was purchased during the third quarter of 2006.

              During the year ended December 31, 2008, we recorded a $33,000 gain on the sale or call of securities.  In addition, we recorded an impairment charge of $1.9 million, pre-tax, on our FNMA preferred stock, which was determined to have suffered an other-than-temporary impairment as a result of the Government’s decision on September 7, 2008 to place the FNMA under conservatorship.

              Real estate owned activity includes income and expenses from property held for sale and other real estate we own.  For the years ended December 31, 2008, 2007 and 2006, we had a net loss of $140,000, net income of $28,000 and a net loss of $166,000, respectively.  In February 2007, we decided to actively market the sale of our former main office and corporate headquarters building, and accordingly, reclassified the building from property and equipment to property held for sale.  As a result, we recorded a pre-tax gain of $375,000 which is included in other real estate owned activity.  In addition, we leased a portion of the building and began to collect monthly rent of $18,517 in March 2007.  The building was sold during April 2007, and we recorded a subsequent write-down of $56,000 during the three months ended June 30, 2007 to account for additional selling costs.  Also included in real estate owned activity are income and expenses related to loans that were transferred into other real estate owned.  Our cost of owning the real estate exceeded income derived from the property by $329,000 and $166,000 for the years ended December 31, 2007 and 2006, respectively.

Other income consisted primarily of income from fees received on debit card transactions and sale of customer checks, and fees received on wire transfers.  Other income was $326,000 and $256,000 for the years ended December 31, 2008 and 2007, respectively.  The $70,000 increase resulted primarily from a $50,000 increase in debit card transaction fees and a $20,000 increase in other fee income.   Debit card transaction fees were $230,000 and $180,000 for the years ended December 31, 2008 and 2007, respectively and represented 70.6% and 70.4% of total other income for the 2008 and 2007 periods, respectively.  The corresponding transaction costs associated with debit card transactions are included in outside service expense.  The debit card transaction costs were $92,000 and $75,000 for the years ended December 31, 2008 and 2007, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2008 and 2007 was $138,000 and $105,000, respectively.

Other income was $256,000 and $219,000 for the years ended December 31, 2007 and 2006, respectively.  The $37,000 increase resulted primarily from a $32,000 increase in debit card transaction fees, a $5,000 increase in wire transfer fees, and an $18,000 increase in other fee income, partially offset by an $18,000 decrease in gain on sale of fixed assets. Debit card transaction fees were $180,000 and $148,000 for the years ended December 31, 2007 and 2006, respectively and represented 70.4% and 67.6% of total other income for the 2007 and 2006 periods, respectively.  The corresponding transaction costs associated with debit card transactions are included in data processing and related costs.  The debit card transaction costs were approximately $75,000 for the years ended December 31, 2007 and 2006, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2007 and 2006 was $105,000 and $73,000, respectively.

Noninterest Expenses

                     The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Compensation and benefits	$6,817	6,019	4,398
Professional fees	525	573	385
Marketing	583	499	390
Insurance	560	450	183
Occupancy	1,554	1,433	663
Data processing and related costs	1,352	1,171	854
Telephone	176	136	82
Other	754	594	396
Total noninterest expenses	$12,321	10,875	7,351

                We incurred noninterest expenses of $12.3 million for the year ended December 31, 2008 compared to $10.9 million and $7.4 million for the years ended December 31, 2007 and 2006. Average interest-earning assets increased 18.7% during 2007, while noninterest expense increased by 13.3%. Average interest-earning assets increased 25.3% during the year ended December 31, 2007, while noninterest expenses increased by 47.9% in 2007 due to the additional costs associated with our new main office and headquarters building, market expansion into Columbia, South Carolina and additional deposit insurance costs.

                For the year ended December 31, 2008, compensation and benefits, occupancy, and data processing and related costs accounted for 78.9% of the total noninterest expenses compared to 79.3% in 2007 and 80.5% in 2006.

                The following tables set forth information related to our compensation and benefits.

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Base compensation	$4,960	4,120	3,020
Incentive compensation	758	975	763
Total compensation	5,718	5,095	3,783
Benefits	1,249	1,078	756
Capitalized loan origination costs	(150)	(154)	(141))
Total compensation and benefits	$6,817	6,019	4,398

                 Compensation and benefits expense was $6.8 million, $6.0 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Compensation and benefits represented 55.3% of our total noninterest expenses for the year ended December 31, 2008, 55.4% for the same period in 2007, and 59.8% for the same period in 2006.  The $798,000 increase in compensation and benefits expense in 2008 compared to 2007 is primarily related to an $840,000 increase in base compensation and $171,000 of additional benefits cost, partially offset by a reduction in incentive compensation of $217,000.  In addition, loan origination costs, which are required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased $4,000 during the 2008 period.

                Compensation and benefits expense increased by $1.6 million in 2007 compared to 2006.  The increase is a result of $1.1 million additional base compensation, $212,000 in additional incentive compensation, and $322,000 in higher benefits costs, offset by an increase of $13,000 in loan origination costs.

The $840,000 increase in base compensation expense for the year ended December 31, 2008, compared to the same period in 2007, related to the cost of 14 additional employees, as well as annual salary increases.  Ten of the new employees were hired to staff and support our two additional branch office locations while the remaining four employees were hired to further enhance our credit review and administration, finance and information technology departments. The $1.1 million increase in base compensation expense in 2007 related to the addition of 18 employees, plus the impact of annual salary increases.  Six of the new employees were staff hired in relation to the new office in Columbia, while the remaining 12 employees were hired to support the growth in loans and retail deposits, as well as internal audit.

                  Incentive compensation decreased $217,000 for the year ended December 31, 2008 compared to the same period in 2007.  The decrease is due primarily to the fact that certain targeted financial performance goals were not achieved by management, resulting in less incentive compensation for the year 2008.  For the year ended December 31, 2008, incentive compensation represented 13.3% of total compensation, and 19.1% and 20.2% for the years ended December 31, 2007 and 2006, respectively.  The incentive compensation expense recorded for the years 2008, 2007, and 2006 represented an accrual of the estimated incentive compensation earned during the respective year.

                   Benefits expense increased $171,000 in the year ended December 31, 2008 compared to the year ended December 31, 2007, and $322,000 in 2007 compared to the year ended December 31, 2006.  Benefits expense represented 21.8%, 21.2%, and 20.0% of the total compensation for the years ended December 31, 2008, 2007, and 2006, respectively.

                    The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Data processing costs	$1,032	842	573
ATM transaction expense	92	76	75
Courier expense	104	114	92
Other expenses	124	139	114
Total data processing and related costs	$1,352	1,171	854

                Data processing and related costs were $1.4 million, $1.2 million and $854,000 for the years ended December 31, 2008, 2007 and 2006 respectively.  During the year ended December 31, 2008, our data processing costs for our core processing system increased by $190,000 to $1.0 million compared to $842,000 for the same period in 2007.  Data processing costs for our core processing system were $573,000 for the year ended December 31, 2006.  We have contracted with an outside computer service company to provide our core data processing services.

                Data processing costs increased $190,000, or 22.6%, for the year ended December 31, 2008 and $269,000, or 47.0%, for the year ended December 31, 2007 when compared to the same periods in 2007 and 2006, respectively.  The increases in costs were primarily related to the higher number of loan and deposit accounts as well as costs incurred in relation to new products offered to our clients.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $92,000 for the year ended December 31, 2008 and  $75,000 for both years ended December 31, 2007 and 2006.

Occupancy expense represented 12.6%, 13.2% and 9.0% of total noninterest expenses for the years ended December 31, 2008, 2007, and 2006, respectively.  Occupancy expense increased $121,000 to $1.6 million for the year ended December 31, 2008 from $1.4 million for the same period in 2007.  The increase is related to the additional depreciation and maintenance costs associated with our two new retail offices.  During 2007, occupancy expense increased $770,000 from $663,000 for the year ended December 31, 2006, due primarily to the increased costs of depreciation and rent expense associated with our new main office and headquarters building.

                The remaining $346,000 increase in general and administrative expenses for the year ended December 31, 2008, compared to the same period in 2007, resulted primarily from increases of $110,000 in insurance expenses, $84,000 in marketing expenses, and $200,000 in telephone and other expenses, partially offset by a decrease of $48,000 in professional fees.  The increase in marketing expenses relates primarily to our new Greenville and Columbia retail offices, as well as expanding our market awareness in those areas, while the $110,000 increase in insurance costs is related to the growth in deposits and the FDIC deposit insurance assessment based on our deposit balances.  In addition, telephone expenses have increased with the addition of our two new offices and the additional number of employees.  A significant portion of the increase in other expenses is due to increased costs of postage and office supplies, business meals, deposit account losses, and collection expenses. The decrease in professional fees is due primarily to the additional costs incurred during 2007 related to the name change of our company.

                Contributing to the increase in noninterest expenses for the year ended December 31, 2007 compared to the same period in 2006 were increases of $188,000 in professional fees, $267,000 in insurance expenses, $109,000 in marketing expenses, and $252,000 in telephone and other expenses.  Professional fees increased primarily to additional legal and accounting fees related to SEC reporting requirements, the name change of our company, as well as the overall growth of our company, while the additional marketing expenses relates to expanding our market awareness in the Greenville market as well as the new Columbia market.  The $267,000 increase in insurance costs is primarily due to the additional FDIC deposit insurance imposed by the Federal Deposit Insurance Corporation in 2007.  In addition, a significant portion of the increase in other expenses is due to increased costs of postage and office supplies, collection expenses, deposit account losses, and printing costs related to the name change.

                Income tax expense was $626,000, $1.6 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006.  Our effective tax rate was 25.3% for the year ended December 31, 2008 and 32.3% and 34.2% for the years ended December 31, 2007 and 2006, respectively.  During 2008, the other than temporary impairment charge resulted in lower net income which, combined with additional tax-exempt income from bank owned life insurance, increased the impact that the tax-exempt income had on our net income before taxes in 2008.  The greater impact from our tax-exempt income resulted in a lower than normal tax rate for the year ended December 31, 2008.

Balance Sheet Review

General

                At December 31, 2008, we had total assets of $693.0 million, consisting principally of $559.6 million in loans, $85.4 million in investments, $8.8 million in federal funds sold, $4.4 million in cash and due from banks, and $13.4 million in bank owned life insurance.  Our liabilities at December 31, 2008 totaled $653.2 million, consisting principally of $469.5 million in deposits, $149.7 million in FHLB advances and related debt, a $15.0 million note payable, and $13.4 million of junior subordinated debentures.  At December 31, 2008, our shareholders’ equity was $39.8 million.

Federal Funds Sold

                At December 31, 2008, our $8.8 million in short-term investments in federal funds sold on an overnight basis comprised 1.3% of total assets, compared to $9.3 million, or 1.5% of total assets, at December 31, 2007.

Investments

At December 31, 2008, the $85.4 million in our investment securities portfolio represented approximately 12.3% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $77.1 million and an amortized cost of $78.6 million for an unrealized loss of $1.5 million.

Contractual maturities and yields on our investments at December 31, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2008, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$-	-	$11,238	5.19%	$7,470	5.06%	$18,708	5.14%
State and political subdivisions	-	-	645	3.81%	3,127	3.79%	3,772	3.80%
Mortgage-backed securities	414	4.69%	4,838	4.51%	36,634	5.74%	41,886	5.59%
Preferred Stock	-	-	-	- %	66	- %	66	- %
Total	$414	4.69%	$16,721	4.94%	$47,297	5.48%	$64,432	5.50%

Held to Maturity
Mortgage-backed securities	$238	3.95%	$2,333	4.45%	$9,948	4.70%	$12,519	4.64%

Other investments at December 31, 2008 consisted of Federal Reserve Bank stock with a cost of $1.3 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.7 million.  At December 31, 2007, we owned Federal Reserve Bank stock with a cost of $1.0 million, Federal Home Loan Bank stock with a cost of $7.2 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.

The amortized costs and the fair value of our investments at December 31, 2008, 2007, and 2006 are shown in the following table.

	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Available for Sale
Government sponsored enterprises	$18,482	18,708	10,992	11,078	1,996	1,989
State and political subdivisions	3,790	3,772	3,793	3,736	3,795	3,782
Mortgage-backed securities	43,700	41,886	47,061	47,172	44,478	44,429
Preferred stock	84	66	2,019	2,024	-	-
Total	$66,056	64,432	63,865	64,010	50,269	50,200

Held to Maturity
Mortgage-backed securities	$12,519	12,618	14,819	14,573	17,045	16,577

At December 31, 2008, the Company had unrealized losses on 8 of its individual investments in government sponsored enterprises, state and political subdivisions, and FNMA preferred stock.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to market turmoil and liquidity and not the credit quality of the issuer.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  In addition, the Company held 2 collateralized mortgage obligations (“CMOs”) that were in an unrealized loss position at December 31, 2008.  The Company utilized the guidance provided by the FASB staff position number FAS 157-3, in determining that these CMOs had not incurred a market value loss that was other than temporary.  The purpose of FAS 157-3 is to “Determine the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FAS 157-3 allows us to use our own assumptions about the expected future cash flows to apply a risk-adjusted discount rate to the cash flows.  Our assumptions as to the expected cash flows were based on the historical cash flows experience for each security, and then modified for the impact of the change in current market rates.

                During the second half of 2008, the Company determined that our Federal National Mortgage Association (“FNMA”) preferred stock suffered an other-than-temporary impairment as a result of the Government’s decision on September 7, 2008 to place the FNMA and Federal Home Loan Mortgage Corporation (“FHLMC”) under conservatorship.  Consequently, the Company recorded a pre-tax charge to earnings of $1.9 million to write down to fair value.  As a result of the passage of the Emergency Economic Stabilization Act of 2008, the Bank’s ability to utilize the loss on the FNMA preferred stock against ordinary income was considered in determining that the company did not need to establish a valuation for the deferred tax asset that was recorded related to the $1.9 million impairment charge.

Loans

                Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2008 and 2007 were $547.7 million and $459.2 million, respectively.  Before allowance for loan losses, total loans outstanding at December 31, 2008 and 2007 were $566.6 million and $508.8 million, respectively.

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

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2008.

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real Estate:
Commercial
Owner Occupied	$113,370	20.0%	114,168	22.4%	77,668	19.3%	72,222	21.3%	54,323	19.4%
Non-owner occupied	151,274	26.7%	147,478	29.0%	126,008	31.3%	96,950	28.7%	76,284	27.2%
Construction	52,981	9.4%	38,464	7.6%	20,466	5.1%	14,661	4.3%	12,212	4.4%
Total commercial
real estate	317,625	56.1%	300,110	59.0%	224,142	55.7%	183,833	54.3%	142,819	51.0%

Consumer
Residential	60,336	10.7%	59,815	11.7%	59,187	14.7%	50,756	15.0%	46,240	16.5%
Home equity	62,987	11.1%	46,806	9.2%	35,986	9.0%	37,254	11.0%	35,085	12.5%
Construction	8,905	1.5%	7,153	1.4%	8,259	2.0%	5,409	1.6%	5,938	2.1%
Total consumer
real estate	132,228	23.3%	113,774	22.3%	103,432	25.7%	93,419	27.6%	87,263	31.1%

Total real estate	449,853	79.4%	413,884	81.3%	327,574	81.4%	277,252	81.9%	230,082	82.1%

Commercial business...	106,479	18.8%	86,863	17.1%	65,891	16.4%	53,753	15.9%	44,872	16.0%
Consumer – other	11,194	2.0%	9,051	1.8%	9,524	2.4%	8,211	2.4%	6,035	2.1%
Deferred origination
fees, net	(919)	(0.2)%	(949)	(0.2)%	(806)	(0.2)%	(685)	(0.2)%	(642)	(0.2)%
Total gross loans, net
of deferred fees	566,607	100.0%	508,849	100.0%	402,183	100.0%	338,531	100.0%	280,347	100.0%
Less – allowance for
loan losses	(7,005)		(5,751)		(4,949)		(4,490)		(3,717)

Total loans, net	$559,602		503,098		397,234		334,041		276,630

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2008.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(Dollars in thousands)

Real estate- mortgage	$68,356	253,325	66,286	387,967
Real estate- construction	30,555	13,390	17,941	61,886
Total real estate	98,911	266,715	84,227	449,853
Commercial	56,291	46,275	3,913	106,479
Consumer- other	4,260	6,318	616	11,194
Deferred origination fees, net	(290)	(455)	(174)	(919)
Total gross loan, net of
deferred fees	$159,172	318,853	88,582	566,607

Loans maturing – after one year with
Fixed interest rates				$232,645
Floating interest rates				$174,790

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statements of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance for loan losses and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2008.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of year	$5,751	4,949	4,490	3,717	2,705

Charge-offs
Commercial	(647)	(74)	(65)	(27)	(70)
Real estate-construction	(1,150)	(1,085)	(181)	-	-
Real estate-mortgage	(109)	(80)	(982)	(229)	(225)
Consumer	(29)	(57)	(78)	(34)	(40)

Total charge-offs	(1,935)	(1,296)	(1,306)	(290)	(335)

Recoveries
Commercial	17	-	8	1	13
Real estate-construction	-	-	-	-	-
Real estate-mortgage	11	33	65	60	2
Consumer	-	15	42	2	22

Total recoveries	28	48	115	63	37

Net loans charged-off	$(1,907)	(1,248)	(1,191)	(227)	(298)

Provision for loan losses	3,161	2,050	1,650	1,000	1,310

Balance, end of year	$7,005	5,751	4,949	4,490	3,717

Allowance for loan losses to gross loans	1.24%	1.13%	1.23%	1.33%	1.33%

Net charge-offs to average loans	0.35%	0.27%	0.32%	0.07%	0.12%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to assess the grading of each loan.

                At December 31, 2008 and December 31, 2007, the allowance for loan losses was $7.0 million and $5.8 million, respectively, or 1.24% and 1.13% of outstanding loans, respectively.  During the years ended December 31, 2008 and 2007, our net charged-off loans were $1.9 million and $1.3 million, respectively.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2008.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	2008	2007	2006	2005	2004
		(Dollars in thousands)
Loans on nonaccrual:
Mortgage	$6,818	4,316	1,424	419	339
Commercial	868	75	32	41	386
Consumer	13	45	33	6	14
Total nonaccrual loans	7,699	4,436	1,489	466	739

Total of nonperforming loans	7,699	4,436	1,489	466	739

Other nonperforming assets	2,116	268	1,012	-	28

Total nonperforming assets	$9,815	4,704	2,501	466	767

Loans over 90 days past due (1)	$7,008	4,582	945	351	683

Nonperforming assets as a percentage of:
Total assets	1.42%	0.75%	0.49%	0.12%	0.24%
Gross loans	1.73%	0.92%	0.62%	0.14%	0.27%

(1)Loans over 90 days are included in nonaccrual loans

At December 31, 2008, nonperforming assets were $9.8 million, or 1.42% of total assets and 1.73% of gross loans.  Comparatively, nonperforming assets were $4.7 million, or 0.75% of total assets and 0.92% of gross loans at December 31, 2007.  Nonaccrual loans increased $3.3 million to $7.7 million at December 31, 2008 from $4.4 million at December 31, 2007.  This increase is primarily related to commercial real estate and business loans.  The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2008 and 2007 was approximately $365,000 and $170,000, respectively.  The amount of interest income recorded in 2008 for loans that were on nonaccrual at December 31, 2008 was approximately $294,000, and approximately $209,000 in 2007.

             Other nonperforming assets include real estate acquired in settlement of loans.  These assets increased $1.9 million to $2.1 million at December 31, 2008 from $268,000 at December 31, 2007.  The balance at December 31, 2008 includes one commercial property for $1.9 million and three pieces of residential real estate totaling $224,000.  We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2008.

As of December 31, 2008, we were not aware of any individual potential problem loans that were not already categorized as nonaccrual, past due, restructured, or impaired that had borrower credit problems causing us to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

At December 31, 2008, the allowance for loan losses represented 0.9 times the amount of non-performing loans, compared to 1.3 times and 3.3 times at December 31, 2007 and 2006, respectively.  The coverage level of the allowance at December 31, 2008 decreased from the coverage level at December 31, 2007 due to an increase in non-performing loans.  A significant portion, or 88.6%, of nonperforming loans at December 31, 2008 are secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

Included in nonperforming loans at December 31, 2008, were impaired loans of $7.2 million for which a reserve of approximately $836,000 was allocated in the allowance.  During 2008, the average recorded investment in impaired loans was $5.7 million.  At December 31, 2007, impaired loans amounted to $4.2 million for which a reserve of approximately $303,000 was allocated in the allowance.  During 2007, the average recorded investment in impaired loans was $2.7 million.  The amount of interest income recorded in 2008 and 2007 for impaired loans at December 31, 2008 and 2007 was approximately $282,000 and $204,000, respectively.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market.  The amount of out-of-market deposits was $200.9 million at December 31, 2008 and $155.3 at December 31, 2007.

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

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 121%, 123%, and 116% at December 31, 2008, 2007, and 2006, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$33,815	- %	$30,665	- %	$26,281	- %
Interest bearing demand deposits	38,850	1.03%	34,338	1.66%	35,048	1.85%
Money market accounts	87,617	1.93%	86,290	3.57%	79,323	3.46%
Savings accounts	1,865	0.33%	1,593	0.69%	1,364	0.45%
Time deposits less than $100,000	48,639	3.92%	45,591	5.01%	35,957	4.55%
Time deposits greater than $100,000	254,415	4.25%	189,514	5.19%	127,922	4.77%
Total deposits	$465,201	3.18%	$387,991	4.06%	$305,895	3.64%

Core deposits, which exclude time deposits of $100,000 or more and wholesale time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $205.9 million, $196.0 million, and $197.7 million at December 31, 2008, 2007, and 2006, respectively.

                All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2008 and 2007 is as follows:

	2008	2007
	(Dollars in thousands)
Three months or less	$85,932	56,923
Over three through six months	65,912	82,102
Over six through twelve months	39,894	61,165
Over twelve months	70,043	16,610
Total	$261,781	216,800

Capital Resources

                Total shareholders’ equity was $39.8 million at December 31, 2008 and $38.3 million at December 31, 2007.  The $1.5 million increase between 2008 and 2007 primarily resulted from $1.9 million of net income earned during 2008 and $603,000 proceeds from exercise of stock options and warrants, partially offset by a $1.2 million unrealized holding loss on securities available for sale.

                The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2008.  Since our inception, we have not paid cash dividends.

	2008	2007	2006
Return on average assets	0.27%	0.60%	0.85%
Return on average equity	4.70%	9.40%	11.95%
Equity to assets ratio	5.73%	6.35%	7.15%

                Our return on average assets was 0.27% for the year ended December 31, 2008 and 0.60% and 0.85% for the years ended December 31, 2007 and 2006, respectively.  In addition, our return on average equity was 4.70% for the year ended December 31, 2008, and 9.40% and 11.95% for the same periods in 2007 and 2006, respectively.  The lower returns for the year ended December 31, 2008 relate to lower net income and higher average assets compared to the prior years.  The decrease in the equity to assets ratio from December 31, 2007 is a function of the $108.1 million increase in average assets compared to the $2.6 million increase in average equity.

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

The following table sets forth the holding company’s and the bank’s various capital ratios at December 31, 2008, 2007, and 2006.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	2008		2007		2006
	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	11.1%	12.8%	11.1%	12.4%	13.1%	12.3%
Tier 1 risk-based capital	9.2%	11.6%	10.0%	11.3%	11.9%	11.1%
Leverage capital	7.7%	9.8%	8.3%	9.5%	9.4%	8.7%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2008, unfunded commitments to extend credit were $89.0 million, of which approximately $13.8 million was at fixed rates and $75.1 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2008, there was a $4.8 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk and Interest Rate Sensitivity

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

We actively monitor and manage our interest rate risk exposure in order to control the mix and and maturities of our assets and liabilities utilizing a process we call asset/liability management.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

Our interest rate risk exposure is managed principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008, at each of the time intervals.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$8,800	-	-	-	8,800
Investment securities	4,673	22,187	26,209	23,882	76,951
Loans	262,203	41,558	191,387	64,269	559,417

Total earning assets	$275,676	63,745	217,596	88,151	645,168

Interest-bearing liabilities:
Money market and NOW	$122,608	-	-	-	122,608
Regular savings	1,918	-	-	-	1,918
Time deposits	101,083	135,611	73,549	-	310,243
FHLB advances and related debt	94,575	14,500	45,600	10,000	164,675
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$333,587	150,111	119,149	10,000	612,847

Period gap	$(57,911)	(86,366)	98,447	78,151
Cumulative Gap	(57,911)	(144,277)	(45,830)	32,321

Ratio of cumulative gap to total earning assets	(9.0%)	(22.4%)	(7.1%)	5.0%

We were liability sensitive during the years ended December 31, 2008 and 2007.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 43% and 39% of our loans were variable rate loans at December 31, 2008 and 2007, respectively.  The ratio of cumulative gap to total earning assets after 12 months was (22.4%) because $144.3 million more liabilities will reprice in a 12 month period than assets.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity Risk

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

                  At December 31, 2008 and 2007, our liquid assets amounted to $13.2 million and $17.0 million, or 1.9% and 2.7% of total assets, respectively.  Our investment securities at December 31, 2008 and 2007 amounted to $85.4 million and $87.5 million, or 12.3% and 13.9% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, a substantive portion of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

                Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $43.8 million for which there were no borrowings against the lines at December 31, 2008.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at December 31, 2008 was $4.9 million, based on the bank’s $6.7 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings.  The company also has a $15.0 million revolving line of credit with another bank which was fully utilized at December 31, 2008.  The line of cedit agreement contains various financial covenants related to net income and asset quality.  As of December 31, 2008, the Company was not in compliance with the covenant related to the nonperforming assets ratio.  We have requested a waiver from the lender regarding this covenant; however, no assurance can be given that we will receive a waiver.  If we do not obtain a waiver, we may be required to repay the loan in part or in whole.  Management believes that the Company is positioned to repay the debt if required.

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

As a result of the Treasury’s Capital Purchase Program, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of preferred stock.  This additional capital will allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

Contractual Obligations

     We utilize a variety of short-term and long-term borrowings to supplement our supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Certificates of deposit, structured repurchase agreements, FHLB advances, and junior subordinate debentures serve as our primary sources of such funds.

     Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2025. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact the company’s financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

     The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2008.

	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
	One Year	Years	Years	Years	Years	Total
	(Dollars in thousands)

Certificates of deposit	$236,694	$38,296	$22,907	$12,346	$-	$310,243
FHLB advances and related debt	94,075	22,000	23,600	15,000	10,000	164,675
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,031	652	663	1,373	3,442	7,161

Total	$331,800	$60,948	$47,170	$28,719	$26,845	$495,482

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

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 21) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 4.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  The adoption of the Staff Position had no material impact on the financial position of the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS No. 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS No.115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 4.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

                See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Liquidity and Interest Rate Sensitivity.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$4,360	$7,714
Federal funds sold	8,800	9,257
Investment securities available for sale	64,432	64,010
Investment securities held to maturity-
(fair value $12,618 and $14,573)	12,519	14,819
Other investments, at cost	8,461	8,678
Loans, net	559,602	503,098
Property and equipment, net	11,701	5,391
Accrued interest receivable	2,900	3,324
Other real estate owned	2,116	268
Bank owned life insurance	13,369	8,907
Deferred income taxes	3,864	1,952
Other assets	855	711

Total assets	$692,979	$628,129

Liabilities
Deposits	$469,537	$412,821
Official checks outstanding	1,277	819
Federal Home Loan Bank advances and related debt	149,675	150,500
Note Payable	15,000	8,020
Junior subordinated debentures	13,403	13,403
Accrued interest payable	2,247	2,739
Accounts payable and accrued expenses	2,054	1,549

Total liabilities	653,193	589,851

Commitments and contingencies – Note 11

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued	-	-
Common stock, par value $.01 per share,
authorized, 10,000,000 shares, issued and outstanding 3,044,863 and
2,946,456 at December 31, 2008 and 2007, respectively	30	29
Nonvested restricted stock	(27)	(41)
Additional paid-in capital	31,850	31,034
Accumulated other comprehensive income (loss)	(1,079)	96
Retained earnings	9,012	7,160

Total shareholders’ equity	39,786	38,278

Total liabilities and shareholders’ equity	$692,979	$628,129

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006

Interest income
Loans	$35,058	$34,612	$27,630
Investment securities	4,894	4,368	2,826
Federal funds sold	261	540	473

Total interest income	40,213	39,520	30,929
Interest expense
Deposits	14,807	15,771	11,140
Borrowings	7,046	7,010	5,439

Total interest expense	21,853	22,781	16,579

Net interest income	18,360	16,739	14,350
Provision for loan losses	3,161	2,050	1,650

Net interest income after provision for loan losses	15,199	14,689	12,700

Noninterest income (loss)
Loan fee income	197	173	124
Service fees on deposit accounts	653	431	259
Income from bank owned life insurance	462	374	143
Gain on sale of investment securities	33	-	-
Other than temporary impairment on investment securities	(1,931)	-	-
Real estate owned activity	(140)	28	(166)
Other income	326	256	219

Total noninterest income (loss)	(400)	1,262	579

Noninterest expenses
Compensation and benefits	6,817	6,019	4,398
Professional fees	525	573	385
Marketing	583	499	390
Insurance	560	450	183
Occupancy	1,554	1,433	663
Data processing and related costs	1,352	1,171	854
Telephone	176	136	82
Other	754	594	396

Noninterest expenses	12,321	10,875	7,351

Income before income tax expense	2,478	5,076	5,928

Income tax expense	626	1,641	2,027

Net income	$1,852	$3,435	$3,901

Earnings per common share
Basic	$0.62	$1.17	$1.33
Diluted	$0.58	$1.06	$1.20

Weighted average common shares outstanding
Basic	2,997,906	2,942,369	2,931,640
Diluted	3,167,402	3,234,145	3,238,329

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands, except share data)

					Accumulated		Total
			Nonvested	Additional	other		share-
	Common stock		restricted	paid-in	comprehensive	Retained	holders’
	Shares	Amount	stock	capital	income(loss)	Earnings	equity

December 31, 2005	2,659,719	$26	$-	$25,627	$(151)	$4,971	$30,473

Net income	-	-	-	-	-	3,901	3,901

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	135	-	135

Comprehensive income	-	-	-	-	-	-	4,036

Proceeds from exercise of stock
options and warrants	7,500	1	-	49	-	-	50

Stock dividend (10%), net of cash in
lieu of fractional shares	266,649	2	-	5,144	-	(5,147)	(1)

Compensation expense related to
stock options, net of tax	-	-	-	1	-	-	1

Tax benefit related to exercise of stock options	-	-	-	25	-	-	25

December 31, 2006	2,933,868	$29	$-	$30,846	$(16)	$3,725	$34,584

Net income	-	-	-	-	-	3,435	3,435

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	112	-	112

Comprehensive income	-	-	-	-	-	-	3,547

Proceeds from exercise of stock
options and warrants	10,088	-	-	63	-	-	63

Issuance of restricted stock	2,500	-	(54)	54	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	13	-	-	-	13

Compensation expense related to stock options	-	-	-	19	-	-	19

Tax benefit related to exercise of stock options	-	-	-	52	-	-	52

December 31, 2007	2,946,456	$29	$(41)	$31,034	$96	$7,160	$38,278

Net income	-	-	-	-	-	1,852	1,852

Comprehensive income, net of tax -
Unrealized holding loss on securities
available for sale	-	-	-	-	(2,409)	-	(2,409)
Reclassification adjustment included in net income
Realized gain on securities	-	-	-	-	(22)	-	(22)
Other than temporary impairment	-	-	-	-	1,256	-	1,256

Comprehensive income	-	-	-	-	-	-	677

Proceeds from exercise of stock
options and warrants	98,407	1	-	602	-	-	603

Amortization of deferred
compensation on restricted stock	-	-	14	-	-	-	14

Compensation expense related to stock options	-	-	-	56	-	-	56

Tax benefit related to exercise of stock options	-	-	-	158	-	-	158

December 31, 2008	3,044,863	$30	$(27)	$31,850	$(1,079)	$9,012	$39,786

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Operating activities
Net income	$1,852	$3,435	$3,901
Adjustments to reconcile net income to cash provided by
(used for) operating activities:
Provision for loan losses	3,161	2,050	1,650
Depreciation and other amortization	541	483	349
Accretion and amortization of securities discounts and premiums, net	114	86	100
Loss (gain) on sale of real estate owned	38	194	(1)
Write-down of real estate owned	110	50	-
Gain on sale of property held for sale	-	(319)	-
Gain on sale of property and equipment	-	-	(18)
Gain on sale of investment securities	(33)	-	-
Other than temporary impairment on investment securities	1,931	-	-
Compensation expense related to stock options and restricted stock grants	70	32	1
Increase in cash surrender value of bank owned life insurance	(462)	(374)	(143)
Increase in deferred tax asset	(1,317)	(44)	(174)
Decrease (increase) in other assets, net	280	(322)	(1,488)
Increase (decrease) in other liabilities, net	628	(2,297)	(5,755)

Net cash provided by (used for) operating activities	6,913	2,974	(1,578)

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(61,708)	(107,915)	(67,194)
Purchase of property and equipment	(6,851)	(1,388)	(1,230)
Proceeds from sale of property and equipment	-	-	25
Purchase of investment securities:
Available for sale	(32,725)	(23,102)	(44,333)
Other investments	(909)	(3,283)	(5,567)
Payment and maturity of investment securities:
Available for sale	28,557	9,457	5,548
Held to maturity	2,265	2,189	2,256
Other investments	1,125	1,665	3,983
Purchase of life insurance policies	(4,000)	(390)	(8,000)
Proceeds from sale of property held for sale	-	2,285	-
Proceeds from sale of real estate acquired in settlement of loans	47	501	1,340

Net cash used for investing activities	(74,199)	(119,981)	(113,172)

Financing activities
Increase in deposits, net	56,717	67,316	91,356
Decrease in federal funds purchased and repurchase agreements	-	-	(14,680)
Increase (decrease) in Federal Home Loan Bank advances and related debt	(825)	42,000	29,000
Increase in note payable	6,980	8,020	-
Proceeds from the exercise of stock options and warrants	603	63	50
Cash in lieu of fractional shares	-	-	(1)

Net cash provided by financing activities	63,475	117,399	105,725

Net increase (decrease) in cash and cash equivalents	(3,811)	392	(9,025)

Cash and cash equivalents, beginning of year	16,971	16,579	25,604

Cash and cash equivalents, end of year	$13,160	16,971	$16,579

Supplemental information
Cash paid for
Interest	$22,345	$22,320	$15,812
Income taxes	$1,892	$1,781	$2,226

Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$-	$1,966	$-
Foreclosure of real estate	$2,044	$-	$2,351
Unrealized (gain) loss on securities, net of income taxes	$1,175	$(112)	$(135)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

(All Dollar Amounts in Thousands, Except Per Share and Where Otherwise Indicated.)

NOTE 1.   Summary of Significant Accounting Policies and Activities

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

                On November 17, 2003, shareholders of record as of November 3, 2003, received one additional share of stock for every two shares of stock owned prior to the 3 for 2 stock split.  All fractional shares were paid in cash.  On June 20, 2006, the company’s Board of Directors approved a 10 percent stock dividend to the company’s shareholders.  The record date was July 24, 2006 and the distribution date was August 14, 2006.  All fractional shares were paid in cash.

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

                On February 27, 2009, the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T and a warrant to purchase 330,554 shares of the Company’s common stock to the Treasury Department under the Capital Purchase Program for an aggregate purchase price of $17.3 million.

                The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern First Bank, N.A.  In consolidation, all significant intercompany transactions have been eliminated.  The accounting and reporting policies conform to accounting principles generally accepted in the United States of America.  In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) in Interpretation No. 46, the operations of the Trusts have not been consolidated in these financial statements.

Accounting Estimates

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

                The bank makes loans to individuals and businesses in the Upstate and Midlands regions of South Carolina for various personal and commercial purposes.  The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2008 and 2007, real estate loans represented 79.4% and 81.3%, respectively, of total loans.  However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Investments in Debt and Equity Securities

                The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  We classify our investment securities as held to maturity securities, trading securities and available for sale securities as applicable.

                Debt securities are designated as held to maturity if we have the intent and the ability to hold the securities to maturity.  Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity.  Unrealized losses on held to maturity securities, reflecting a decline in value judged by us to be other than temporary, are charged to income in the Consolidated Statements of Income.

                Debt and equity securities that are purchased and held principally for the purpose of selling in the near term are reported as trading securities.  Trading securities are carried at fair value with unrealized holding gains and losses included in earnings.

                We classify debt and equity securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity.  Securities designated as available for sale are recorded at fair value.  Changes in the fair value of debt and equity securities available for sale are included in stockholders’ equity as unrealized gains or losses, net of the related tax effect.  Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income.  Realized gains or losses on available for sale securities are computed on the specific identification basis.

Other Investments

                The Bank, as a member institution, is required to own stock investments in the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank.  These stocks are generally pledged against any borrowings from these institutions.  No ready market exists for these stocks and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Other investments also include a $403,000 investment in the Trusts.

Loans, Interest and Fee Income on Loans

              Loans are stated at the principal balance outstanding.  Unamortized net loan fees and the allowance for possible loan losses are deducted from total loans on the balance sheets.  Interest income is recognized over the term of the loan based on the principal amount outstanding.  The net of loan origination fees received and direct costs incurred in the origination of loans is deferred and amortized to interest income over the contractual life of the loans adjusted for actual principal prepayments using a method approximating the interest method.   Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated.  When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income.  Cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce the loan’s principal balance.

Allowance for Loan Losses

                The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

                The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful or loss.  Loans classified as substandard or special mention are individually evaluated and a portion of the general reserve is allocated as appropriate.  In addition, the general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component may be maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

                A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Non-performing Assets

                Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status and loans past due 90 days or more and still accruing interest.  Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is uncertain.  Thereafter no interest is taken into income until such time as the borrower demonstrates the ability to pay both principal and interest.

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

Bank Owned Life Insurance Policies

Bank owned life insurance policies represent the cash value of policies on certain officers of the Bank.

Securities Sold Under Agreements to Repurchase

                The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements).  Repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets in the Consolidated Balance Sheets.

Comprehensive Income

                SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity and comprehensive income.  The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations.

Advertising and Public Relations Expense

                Advertising, promotional and other business development costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Income Taxes

The financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  Under SFAS No. 109 and FIN 48, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Stock-Based Compensation

The Company has a stock-based employee compensation plan.  On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Accounting for Stock-Based Compensation,” to account for compensation costs under its stock option plan.

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

Statement of Cash Flows

                For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold.”  Cash and cash equivalents have an original maturity of three months or less.

Reclassifications

                Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis that had no effect on shareholders’ equity or net income.

Earnings Per Common Share

                    The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2008, 2007 and 2006.  Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

                At December 31, 2008, 2007 and 2006, 87,600, 59,750 and 10,000 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	2008	2007	2006
Basic Earnings Per Share
Average common shares outstanding	2,997,906	2,942,369	2,931,640
Net income	$1,852	$3,435	$3,901
Earnings per share	$0.62	$1.17	$1.33

Diluted Earnings Per Share
Average common shares outstanding	2,997,906	2,942,369	2,931,640
Average dilutive common shares	169,496	291,776	306,689
Adjusted average common shares	3,167,402	3,234,145	3,238,329
Net income	$1,852	$3,435	$3,901
Earnings per share	$0.58	$1.06	$1.20

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

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 21) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 4.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  The adoption of the Staff Position had no material impact on the financial position of the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 4.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

NOTE 2.  Restrictions on Cash and Due From Banks

                The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank.  At December 31, 2008 and 2007, the bank had $3.3 million and $2.2 million, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3.  Federal Funds Sold

                The Bank’s cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis.  At December 31, 2008 and 2007 federal funds sold amounted to $8.8 million and $9.3 million, respectively.  Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

NOTE 4.  Investment Securities

                The amortized costs and fair value of investment securities available for sale and held to maturity are as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Government sponsored enterprises	$18,483	$238	$13	$18,708
State and political subdivisions	3,790	23	41	3,772
Preferred Stock	84	-	18	66
	22,357	261	72	22,546
Mortgage-backed securities
FHLMC	7,797	192	-	7,989
FNMA	23,100	479	-	23,579
GNMA	4,981	124	-	5,105
Collateralized Mortgage Obligations	7,822	-	2,609	5,213
	43,700	795	2,609	41,886

Total	$66,057	$1,056	$2,681	$64,432

Held to maturity
Mortgage-backed securities
FHLMC	$2,333	$34	$-	$2,367
FNMA	10,186	70	5	10,251
	$12,519	$104	$5	$12,618

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for sale
Government sponsored enterprises	$10,992	$86	$-	$11,078
State and political subdivisions	3,793	-	57	3,736
Preferred Stock	2,019	5	-	2,024
	16,804	91	57	16,838
Mortgage-backed securities
FHLMC	13,265	142	-	13,407
FNMA	25,259	291	29	25,521
Collateralized Mortgage Obligations	8,537	10	303	8,244

	47,061	443	332	47,172

Total	$63,865	$534	$389	$64,010

Held to maturity
Mortgage-backed securities
FHLMC	$2,785	$-	$43	$2,742
FNMA	12,034	-	203	11,831

	$14,819	$-	$246	$14,573

                The amortized costs and fair values of investment securities available for sale at December 31, 2008 and 2007, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale
Due after one through five years	$409	$414	$528	$531
Due after five through ten years	16,365	16,721	19,698	19,817
Due after ten years	49,283	47,297	43,639	43,662

	$66,057	$64,432	$63,865	$64,010

Held to maturity
Due after one through five years	$238	$240	$-	$-
Due after five through ten years	2,333	2,367	333	329
Due after ten years	9,948	10,011	14,486	14,244

	$12,519	$12,618	$14,819	$14,573

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2008
Available for sale
Government sponsored enterprises	-	$-	$-	1	$7,470	$13	1	$7,470	$13
State and political subdivisions	4	2,463	41	-	-	-	4	2,463	41
Preferred Stock	1	66	18	-	-	-	1	66	18
Mortgage-backed
Collateral mortgage obligations	1	2,628	1,108	1	2,585	1,501	2	5,213	2,609

	6	$5,157	$1,167	2	$10,055	$1,514	8	$15,212	$2,681

Held to maturity
Mortgage-backed	1	$2,811	$2	1	$285	$3	2	$3,096	$5

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2007
Available for sale
State and political subdivisions	-	$-	$-	6	$3,736	$57	6	$3,736	$57
Mortgage-backed
US Government agencies	-	-	-	1	5,687	29	1	5,687	29
Collateral mortgage obligations	1	4,148	303	-	-	-	1	4,148	303

	1	$4,148	$303	7	$9,423	$86	8	$13,571	$389

Held to maturity
Mortgage-backed
US Government agencies	-	$-	$-	7	$14,573	$246	7	$14,573	$246

            At December 31, 2008, the Company had 10 individual investments that were in an unrealized loss position.  The unrealized losses on investments in government sponsored enterprises, state and political subdivision, and FNMA preferred stock summarized above were attributable to market turmoil and liquidity.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  In addition, the Company held 2 collateralized mortgage obligations (CMOs) that were in an unrealized loss position at December 31, 2008.  The Company utilized the guidance provided by the FASB staff position number FAS 157-3, in determining that our 2 CMOs had not incurred a market value loss that was other than temporary.  The purpose of FAS 157-3 is to “Determine the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FAS 157-3 allows us to use our own assumptions about the expected future cash flows and apply to apply a risk-adjusted discount rate to the cash flows.  Our assumptions as to the expected cash flows were based on the historical cash flows experience for each security, and then modified for the impact of the change in current market rates.

                During the second half of 2008, the Company determined that our Federal National Mortgage Association (“FNMA”) preferred stock suffered an other-than-temporary impairment as a result of the Government’s decision on September 7, 2008 to place the FNMA and Federal Home Loan Mortgage Corporation (“FHLMC”) under conservatorship.  Consequently, the Company recorded a pre-tax charge to earnings of $1.9 million to write down to fair value.  As a result of the passage of the Emergency Economic Stabilization Act of 2008, the Bank’s ability to utilize the loss on the FNMA preferred stock against ordinary income was considered in determining that the company did not need to establish a valuation for the deferred tax asset that was recorded related to the $1.9 million impairment charge.

                Other investments totaled approximately $8.5 million and $8.7 million at December 31, 2008 and 2007, respectively.  Other investments at December 31, 2008, consisted of Federal Reserve Bank stock with a cost of $1.3 million, FHLB stock with a cost of $6.7 million, and investments in the Trusts of $403,000.  At December 31, 2007, the company owned Federal Reserve Bank stock with a cost of $1.0 million, Federal Home Loan Bank stock with a cost of $7.2 million, and an investment in the Trusts of $403,000.  All of the FHLB stock is used to collateralize advances with the FHLB.

                During 2008, we sold a government sponsored enterprise security and 3 mortgage-backed securities for a total gain of $33,000.  No investment securities were sold in 2007 or 2006.  Accordingly, no gains or losses were recorded during 2007 or 2006.  At December 31, 2008, $32.7 million of securities were pledged to the FHLB as collateral for outstanding borrowings.  In addition, approximately $293,000 was pledged to secure deposits.  At December 31, 2008, $29.9 million of securities were pledged as collateral for repurchase agreements from brokers.

NOTE 5.  Loans

                The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate and Midlands regions of South Carolina.  The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers.   The Company focuses its lending activities primarily on the professional market in Greenville, including doctors, dentists, and small business owners.  The principal component of the loan portfolio is loans secured by real estate mortgages which account for 79.4% of total loans at December 31, 2008.  Commercial loans comprise 70.6% of total real estate loans and consumer loans account for 29.4%.  Commercial loans are further categorized into owner occupied which represents 20.0% of total loans and non-owner occupied of 26.7%.  Commercial construction loans represent only 9.4% of the total loan portfolio.

                In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  As of December 31, 2008, approximately $66.0 million, or 11.7% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 86 loans totaling approximately $22.4 million had loan-to-value ratios of 100% or more.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

            The composition of net loans by major loan categories is as follows:

	December 31,
	2008	2007
Real estate:
Commercial
Owner occupied	$113,370	$114,168
Non-owner occupied	151,274	147,478
Construction	52,981	38,464
	317,625	300,110
Consumer:
Residential	60,336	59,815
Home equity	62,987	46,806
Construction	8,905	7,153
	132,228	113,774
Total real estate loans	449,853	413,884

Commercial business	106,479	86,863
Consumer-other	11,194	9,051
Deferred origination fees, net	(919)	(949)

Gross loans	566,607	508,849
Less allowance for loan losses	(7,005)	(5,751)

Loans, net	$559,602	$503,098

At December 31, 2008 and 2007, there was $7.7 million and $4.4 million, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2008 was approximately $365,000 and approximately $170,000 in 2007.  The amount of interest income recorded in 2008 for loans that were on nonaccrual at December 31, 2008 was approximately $294,000, and was approximately $209,000 in 2007.

                At December 31, 2008, approximately $128.4 million of the Bank’s mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 8.

                The composition of gross loans by rate type is as follows:

	December 31,
	2008	2007
Variable rate loans	$243,065	$192,784
Fixed rate loans	323,542	316,065
	$566,607	$508,849

                The allowance for loan losses is available to absorb future loan charge-offs.  The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off.  The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

                Activity within the allowance for loan losses account follows:

	For the years ended December 31,
	2008	2007	2000 2003	2006
Balance, beginning of year	$5,751	$4,949		$4,489
Recoveries of loans previously charged-off	28	48		116
Provision for loan losses	3,161	2,050		1,650
Loans charged-off	(1,935)	(1,296)		(1,306)

Balance, end of year	$7,005	$5,751		$4,949

                At December 31, 2008, impaired loans amounted to approximately $7.2 million for which $3.7 million of these loans have a reserve of approximately $836,000 allocated in the allowance.  During 2008, the average recorded investment in impaired loans was approximately $5.7 million.  At December 31, 2007, impaired loans amounted to approximately $4.2 million for which $2.3 million of these loans have a reserve of approximately $303,000 allocated in the allowance.  During 2007, the average recorded investment in impaired loans was approximately $2.7 million.

NOTE 6.  Property and Equipment

                Property and equipment are stated at cost less accumulated depreciation.  Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2008	2007

Land	$2,668	$1,100
Buildings	3,728	1,613
Leasehold Improvements	1,147	1,095
Furniture and equipment	2,790	2,262
Software	193	324
Construction in process	2,680	460
	13,206	6,854
Accumulated depreciation	(1,505)	(1,463)

Total property and equipment	$11,701	$5,391

                At December 31, 2008, construction in process related to costs incurred on property and construction for our future Columbia regional office site.  At December 31, 2007, construction in process related to costs incurred on property and construction for two branch office sites.  At December 31, 2008, we capitalized interest of $39,000 included in construction in process.

                Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $541,000, $483,000 and $349,000, respectively.  Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets.  The estimated useful lives for the principal items follow:

Type of Asset	Life in Years

Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7.  Deposits

                The following is a detail of the deposit accounts:

	December 31,
	2008	2007

Non-interest bearing	$34,739	$31,598
Interest bearing:
NOW accounts	41,771	37,803
Money market accounts	80,837	80,470
Savings	1,918	1,692
Time, less than $100,000	48,491	44,458
Time, $100,000 and over	261,781	216,800

Total deposits	$469,537	$412,821

                At December 31, 2008 and 2007, the bank had approximately $200.9 million and $155.3 million of time deposits that were obtained outside of the bank’s primary market.  Interest expense on time deposits greater than $100,000 was $8.3 million and $9.8 million in the years ended December 31, 2008 and 2007, respectively.

                At December 31, 2008 the scheduled maturities of certificates of deposit are as follows:

2009	$236,723
2010	38,296
2011	22,907
2012	10,244
2013 and after	2,102

$310,272

NOTE 8.  Federal Home Loan Bank Advances and Related Debt

               At December 31, 2008, the bank had $149.7 million in FHLB advances and related debt.  Of the $149.7 million, FHLB advances represented $123.5 million and securities sold under structured agreements to repurchase represented $26.2 million.

65

    The FHLB advances are secured with approximately $128.4 million of mortgage loans and $6.7 million of stock in the FHLB.    Listed below is a summary of the terms and maturities of the advances:

Amount	Rate	Maturity	Repricing Date
$20,000	4.58%	May 5, 2010	-
20,000	4.90%	September 7, 2011	-
7,500	4.27%	May 10, 2012	February 10, 2009
10,000	4.42%	May 10, 2012	February 10, 2009
7,500	4.39%	May 12, 2014	May 12, 2009
7,000	4.21%	May 14, 2014	May 14, 2009
5,000	4.07%	October 11, 2016	January 11, 2009
7,500	4.38%	February 13, 2017	February 13, 2009
9,000	4.49%	July 11, 2017	January 11, 2009
5,000	4.25%	July 24, 2017	January 24, 2009
10,000	4.47%	February 15, 2019	February 17,2009
15,000	3.56%	April 22, 2019	April 22, 2009
$123,500

                At December 31, 2008 the bank had sold six securities under structured agreements to repurchase with brokers.  These agreements are secured by $29.9 million of investment securities.  Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

Amount	Rate	Maturity	Repricing Date
$10,000	3.63%	September 18, 2017	-
2,000	3.65%	December 17, 2017	December 17. 2010
6,975	2.19%	January 25, 2018	January 25, 2009
3,600	2.75%	March 14, 2018	March 14, 2011
3,600	2.55%	September 15, 2018	March 15, 2009
$26,175

    The Company had a $15.0 million revolving line of credit with another bank for which $15.0 million was outstanding at December 31, 2008.  The line of credit matures on December 28, 2012 and bears interest at prime less 1.25%, which at December 31, 2008 was 2.00%.  The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various financial covenants related to net income and asset quality.  As of December 31, 2008, the Company was not in compliance with the covenant related to the nonperforming assets ratio.  We have requested a waiver from the lender regarding this covenant; however, no assurance can be given that we will receive a waiver.  If we do not obtain a waiver, we may be required to repay the loan in part or in whole.  Management believes that the Company is positioned to repay the debt if required.

                At December 31, 2007, the bank had $150.5 million in FHLB advances and related debt.  Of the $150.5 million, FHLB advances represented $138.5 million and securities sold under structured agreements to repurchase represented $12.0 million.

Amount	Rate	Maturity	Repricing Date
$10,000	4.62%	February 12, 2008	Daily
15,000	4.68%	April 22, 2019	January 22, 2008
7,500	4.38%	February 13, 2017	February 13, 2008
7,500	4.27%	May 10, 2012	February 11, 2008
20,000	4.69%	September 7, 2011	March 7, 2008
9,000	4.49%	July 11, 2017	April 11, 2008
5,000	4.25%	July 24, 2017	April 24, 2008
10,000	4.42%	May 10, 2012	May 10, 2008
5,000	4.07%	October 11, 2016	January 11, 2008
5,000	3.36%	January 30, 2013	January 30, 2008
10,000	4.47%	February 17, 2019	February 17,2009
7,500	4.39%	May 12, 2014	May 12, 2009
7,000	4.21%	May 14, 2014	May 14, 2009
20,000	4.58%	May 5, 2010	-
$138,500

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

                The Company had a $15.0 million revolving line of credit with another bank for which $8.0 million was outstanding at December 31, 2007.  The line of credit matures on December 28, 2012 and bears interest at prime less 1.25%, which at December 31, 2007 was 6.00%.  The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various financial covenants related to net income and asset quality.  As of December 31, 2007, the Company believes it was in compliance with all covenants.

NOTE 9.  Junior Subordinated Debentures

               On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033.  The rate is adjusted quarterly and was 4.57% at December 31, 2008.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.  The debenture issuance cost, net of accumulated amortization, totaled $81,000 at December 31, 2008 and is included in other assets on the consolidated balance sheet.  Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2008, 2007 and 2006, respectively, and are included in borrowings interest expense.

                On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035.  The rate is adjusted quarterly and was 2.91% at December 31, 2007.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

                The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

NOTE 10.  Unused Lines of Credit

                At December 31, 2008, the Bank had four unused lines of credit to purchase federal funds that totaled $43.8 million.  The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank.  The lender has reserved the right to withdraw the line at their option.  The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral.  The Bank has collateral that would support approximately $4.9 million in additional borrowings at December 31, 2008.

NOTE 11.  Commitments and Contingencies

                    The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and three executive vice presidents.  These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and d) a severance payment equal to one year of compensation.  The total estimated aggregate commitment is approximately $904,000.

                    The Company has entered into an agreement with a data processor which expires in 2009 to provide ATM services, item processing and general ledger processing.  Components of this contract include monthly charges of approximately $65,000.  The Company anticipates renewing the contract for 5 additional years under substantially similar terms.

At December 31, 2008, the Company occupied land and banking office space under leases expiring on various dates through 2028.   The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

For the years ended December 31,
2009	$1,031
2010	652
2011	663
2012	677
2013	696
Thereafter	3,442

$7,161

                At December 31, 2008, the Bank had commitments related to the cost to build a new regional headquarters building in Cayce, South Carolina of approximately $4.9 million.  At December 31, 2008, included in construction in process was $1.8 million for payments made to the general contractor and $900,000 for architect, development and design fees.  In addition, the Company purchased the land for the new building for $1.6 million during 2008.  We anticipate future expenditures of approximately $2.6 million for building upfits and furniture and equipment costs.

                The Bank may be subject to litigation and claims in the normal course of business.  As of December 31, 2008, management believes there is no material litigation pending.

NOTE 12.  Income Taxes

                The components of income tax expense were as follows:

	For the years ended December 31,
	2008	2007	2006

Current income taxes:
Federal	$2,144	$1,049	$2,153
State	71	176	211
Total current tax expense	2,215	1,225	2,364
Deferred income tax expense (benefit) and change in
valuation allowance	(1,589)	416	(337)
Income tax expense	$626	$1,641	$2,027

                    The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
	2008	2007	2006

Tax expense at statutory rate	$843	$1,726	$2,016
Effect of state income taxes	47	116	139
Exempt income and other	(264)	(201)	(128)

Income tax expense	$626	$1,641	$2,027

                    The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,156	$1,625
Net deferred loan fees	312	323
Deferred compensation	135	-
Other than temporary impairment charge	657	-
Unrealized loss on securities available for sale	547	-
Sale of real estate owned	54	17
Other	256	267
	4,117	2,232

Deferred tax liabilities:
Property and equipment	$169	$146
Unrealized gain on securities available for sale	-	49
Other	84	85
	253	280
Net deferred tax asset	$3,864	$1,952

                    The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 13.  Related Party Transactions

                   Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

                   A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
	2008	2007

Balance, beginning of year	$19,986	$13,891

New loans	23,411	25,037
Less loan payments	(26,218)	(18,942)

Balance, end of year	$17,179	$19,986

                Deposits by officers and directors and their related interests at December 31, 2008 and 2007, were $3.4 million and $1.8 million, respectively.

                The Bank purchased various signage for its Woodruff Road and Lexington offices during 2008 from the same vendor used in the past for such signage.  During 2008 and 2007, one of the Bank’s directors acted as chairman of the board for the respective company.  The Bank paid approximately $71,000 and $31,000 to the company for the years ended December 31, 2008 and 2007, respectively.  The Bank is of the opinion that the cost of signage represents market costs that could have been obtained in similar “arms length” transactions.

                On September 20, 2005, the Bank entered into a ten year, five month lease with various renewal options on its new main office building.  The Company moved the corporate office and branch operation to the new leased space in the first quarter of 2007.  A director of the Bank and real estate developer by occupation, assisted the bank in the negotiation of the lease.  The lessor paid the director a leasing agency fee of $164,414, of which $82,207 was paid in 2005 and the remainder in 2007 when the Bank occupied the building.

                The Bank also has a land lease with a director on the property for a branch office, with monthly payments of $4,804.  In addition, the Bank had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites.  Beginning in 2006, the Bank has also contracted with the director on an annual basis to provide property management services for each of its branch offices.  The Bank paid the director approximately $20,000 for these services during 2008 and $19,000 during 2007.

                On July 28, 2006, the Bank purchased $5.0 million of bank owned life insurance from Northwestern Mutual Insurance Company.  The purchase was made through an agency that is owned by a director who received a commission of $60,000 from the transaction.  At approximately the same time, the Bank purchased a $3.0 million bank owned life insurance policy from an independent third party.  The terms and conditions of both the $5.0 million and $3.0 million insurance policies are substantially the same.  Therefore, Management believes that the $5.0 million policy was obtained at a cost that was consistent with the cost in a similar “arms length” transaction.

                In January 2008, the Bank entered into a commitment with a company partially owned by one of the Bank’s directors.  The Bank has committed to pay the company a development fee up to $550,000 in three annual installments related to the development and construction of the Company’s regional headquarters in Cayce, South Carolina.  The Bank paid the first installment of approximately $189,000 in January 2008.  The second installment of approximately $189,000 was paid in January 2009.

                The Bank is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 14.  Financial Instruments With Off-Balance Sheet Risk

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

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2008, unfunded commitments to extend credit were approximately $89.0 million, of which $13.8 million is at fixed rates and $75.1 million is at variable rates.  At December 31, 2007, unfunded commitments to extend credit were approximately $104.5 million, of which $65.0 million is at fixed rates and $39.5 million is at variable rates.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2008 and 2007, there was a $4.8 million and $2.8 million, respectively, commitment under letters of credit.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.  The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing.  The total fair value of such instruments is not material.

NOTE 15.  Employee Benefit Plan

                On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees.  The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan.  The Company contributes to the Plan annually upon approval by the Board of Directors.  Contributions made to the Plan in 2008, 2007, and 2006 amounted to $152,000, $130,000, and $100,000, respectively.

The Company provides a nonqualified deferred compensation plan for 14 executive officers in the form of a Supplemental Executive Retirement Plan (SERP).  The plan provides retirement income for these officers.  As of December 31, 2008, the Company had an accrued benefit obligation of $397,000.  The Company incurred expenses related to this plan of $189,000, $152,000, and $49,000 in 2008, 2007, and 2006, respectively.

NOTE 16.  Warrants and Stock Options and Grant Plans

                Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 213,593 shares (adjusted for 3 for 2 stock split in 2004 and the stock dividend in 2006) of common stock at $6.06 per share.  These warrants vested over a three-year period, are currently exercisable, and expire on October 27, 2009.  There were 123,110 warrants outstanding at December 31, 2008, and 204,192 warrants outstanding at December 31, 2007.

                On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees.  The Board may grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date.

                A summary of the status of the stock option plan and changes for the years ended December 31, are presented below:

	2008			2007				2006
		Weighted			Weighted			Weighted
		average	Aggregate		average	Aggregate		average	Aggregate
		exercise	Intrinsic		exercise	Intrinsic		exercise	Intrinsic
	Shares	price	Value	Shares	price	Value	Shares	price	Value

Outstanding at beginning of year	268,140	$8.76		270,227	$8.57		268,427	$8.01
Granted	29,500	13.50		3,000	21.48		10,000	21.70
Exercised	17,325	6.47		5,087	6.41		8,200	6.63
Forfeited or expired	1,650	16.36		-	-		-	-

Outstanding at end of year	278,665	$9.29	934,117	268,140	$8.76	3,092,305	270,227	$8.57	3,487,915

Options exercisable at year-end	265,977		934,117	262,727		3,092,305	260,227		3,487,915

Shares available for grant	113,699			143,199			146,199

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 26.76% for 2008, and 10.00% for 2007 and 2006, risk-free interest rate of 3.72% for 2008, and 4.60% for 2007 and 2006, 10 years expected lives of the options, and the assumed dividend rate was zero.

                The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount changes based on the fair market value of the Company’s stock.

                On March 21, 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees.  At December 31, 2008 and 2007, 11,000 shares (adjusted for the stock dividend in 2006) of stock were authorized under the restricted stock plan, of which 8,500 shares were available to be granted.  During the year ended December 31, 2007, the Company awarded 2,500 shares with a weighted average fair value of $21.63 and a vesting period of 4 years.  There were no shares awarded during 2008.

                Shares of restricted stock granted to employees under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant.  During this period, the holder is entitled to full voting rights and dividends.

                  A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	2,500	$21.63	-	$-
Granted	-	-	2,500	21.63
Vested	625	-	-	-
Forfeited	-	-		-
Nonvested at end of year	1,875	$21.63	2,500	$21.63

NOTE 17.  Dividends

                There are no current plans to initiate payment of cash dividends and our future dividend policy will depend on the Bank’s and the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.   The Bank is restricted in its ability to pay cash dividends under the national banking laws and regulations of the Office of the Comptroller of the Currency (“OCC”).  Generally, these restrictions require the Bank to pay cash dividends derived solely from net profits.  Moreover, OCC prior approval is required if cash dividends declared in any calendar year exceed the Bank’s net profit for that year combined with its retained net profits for the preceding two years.

NOTE 18.  Regulatory Matters

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

                Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Total capital includes Tier 1 and Tier 2 capital.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Management believes, as of December 31, 2008, that the Company and Bank exceed all well capitalized requirements to which they are subject.

As of June 2, 2008, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events, since that notification that management believes have changed the Bank’s category.  The Company’s and Bank’s actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

					To be well capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
The Company
Total Capital (to risk weighted assets)	$60,854	10.4%	$46,894	8.0%	$ N/A	N/A
Tier 1 Capital (to risk weighted assets)	53,847	9.2	23,447	4.0	N/A	N/A
Tier 1 Capital (to average assets)	53,847	7.7	27,821	4.0	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$75,004	12.8%	$46,894	8.0%	$58,617	10.0%
Tier 1 Capital (to risk weighted assets)	67,997	11.6	23,447	4.0	35,170	6.0
Tier 1 Capital (to average assets)	58,236	9.8	27,821	4.0	34,776	5.0

As of December 31, 2007
The Company
Total Capital (to risk weighted assets)	$56,933	11.1%	$41,154	8.0%	$ N/A	N/A
Tier 1 Capital (to risk weighted assets)	51,182	10.0	20,577	4.0	N/A	N/A
Tier 1 Capital (to average assets)	51,182	8.3	24,622	4.0	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$63,987	12.4%	$41,145	8.0%	$51,432	10.0%
Tier 1 Capital (to risk weighted assets)	58,236	11.3	20,573	4.0	30,859	6.0
Tier 1 Capital (to average assets)	58,236	9.5	24,622	4.0	30,778	5.0

Note 19. Subsequent Event

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program (“CPP”), the Company entered into the CPP Purchase Agreement with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T and a warrant to purchase 330,554 shares of the Company’s common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.

NOTE 20.  Selected Condensed Quarterly Financial Data (Unaudited)

                Following is a summary of operations by quarter:

2008	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$10,342	$10,304	$10,059	$9,508
Interest expense	5,948	5,525	5,216	5,164

Net interest income	4,394	4,779	4,843	4,344
Provision for loan losses	600	700	650	1,211
Noninterest income (loss)	311	375	(1,427)	341
Noninterest expenses	2,986	3,186	3,040	3,109

Income (loss) before income tax expense..	1,119	1,268	(274)	365
Income tax expense (benefit)	372	406	(148)	(4)

Net income	$747	$862	$(126)	$369

Earnings (loss) per common share
Basic	$0.25	$0.29	$(0.04)	$0.12
Diluted	$0.23	$0.27	$(0.04)	$0.12

Weighted average common shares outstanding
Basic	2,964,951	2,987,686	3,002,205	3,036,780
Diluted	3,185,827	3,185,084	3,154,912	3,143,768

2007	Quarters ended
	March 31	June 30	September 30	December 31

Interest income	$8,961	$9,742	$10,280	$10,536
Interest expense	5,177	5,592	5,857	6,154

Net interest income	3,784	4,150	4,423	4,382
Provision for loan losses	460	380	450	760
Noninterest income	593	148	247	273
Noninterest expenses	2,508	2,819	2,785	2,762

Income before income tax expense	1,409	1,099	1,435	1,133
Income tax expense	451	348	478	363

Net income	$958	$751	$957	$770

Earnings per common share
Basic	$.33	$.25	$.33	$.26
Diluted	$.29	$.23	$.30	$.24

Weighted average common shares outstanding
Basic	2,936,368	2,940,197	2,946,456	2,946,456
Diluted	3,247,726	3,240,625	3,235,959	3,212,268

NOTE 21.  Fair Value of Financial Instruments

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

                Securities are valued using quoted fair market prices.  Fair value for the Company’s off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.  See Note 14 for additional discussion related to these instruments.

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

                The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$4,360	$4,360	$7,714	$7,714
Federal funds sold	8,800	8,800	9,257	9,257
Investment securities available for sale	64,432	64,432	64,010	64,010
Investment securities held to maturity	12,519	12,618	14,819	14,573
Other investments	8,461	8,461	8,678	8,678
Loans, net	559,602	564,573	503,098	506,344
Bank owned life insurance	13,369	13,369	8,907	8,907

Financial Liabilities:
Deposits	469,537	447,427	412,820	388,584
Official checks outstanding	1,277	1,277	819	819
Federal Home Loan Bank advances and related debt	149,675	158,216	150,500	156,915
Note payable	15,000	15,000	8,020	8,020
Junior subordinated debentures	13,403	13,403	13,403	13,403

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

Assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Collateralized Mortgage Obligations	$-	$-	$5,213
Other securities available for sale	66	59,153	-
Other investments	-	-	8,461

Total	$66	$59,153	$13,674

   The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

   The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79% of loans. Loans which are deemed to be impaired are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans at December 31, 2008 was $7.2 million.

   FASB Staff Position No. 157-2 delays the implementation of SFAS No. 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2008 to December 31, 2008, for all Level 3 assets that are measured at fair value on a recurring basis.

	Investment
	securities	Other
	available for sale	investments

Beginning balance	$8,244	$8,678
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	(2,609)	-
Purchases and sales	-	(217)
Principal reductions	(422)	-
Transfers in and/or out of Level 3	-	-

Ending Balance	$5,213	$8,461

NOTE 22.  Parent Company Financial Information

                Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets
	December 31,
	2008	2007

Assets
Cash and cash equivalents	$223	$629
Investment in subsidiaries	67,339	58,735
Other assets	739	354

Total assets	$68,301	$59,718

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$112	$17
Notes Payable	15,000	8,020
Junior subordinated debentures	13,403	13,403
Shareholders' equity	39,786	38,278

Total liabilities and shareholders’ equity	$68,301	$59,718

Condensed Statements of Income

	For the years ended December 31,
	2008	2007	2006
Revenues
Interest income	$7	$29	$32
Rental income	-	-	225
Gain on sale of property held for sale	-	319	-
Total revenue	7	348	257

Expenses
Interest expense	1,140	1,016	979
Depreciation	-	5	60
Other expenses	70	38	-

Total expenses	1,210	1,059	1,039

Income tax benefit	409	235	-

Loss before equity in undistributed net income of subsidiaries	(794)	(476)	(782)

Equity in undistributed net income of subsidiaries	2,646	3,911	4,683

Net income	$1,852	$3,435	$3,901

Condensed Statements of Cash Flows

	For the years ended December 31,
	2008	2007	2006
Operating activities
Net income	$1,852	$3,435	$3,901
Adjustments to reconcile net income to net cash provided by
(used for) operating activities
Equity in undistributed net income of subsidiaries	(2,646)	(3,911)	(4,683)
Depreciation	-	5	60
Gain on sale of property held for sale	-	(319)	-
Compensation expense related to stock options and restricted stock grants	70	32	-
Decrease (increase) in other assets	(385)	(237)	18
Increase (decrease) in accounts payable and accrued expenses	95	(8)	(3,019)

Net cash used for operating activities	(1,014)	(1,003)	(3,723)

Investing activities
Proceeds from sale of property held for sale	-	2,285	-
Investment in subsidiaries	(6,975)	(10,000)	-

Net cash used for investing activities	(6,975)	(7,715)	-

Financing activities
Proceeds from note payable	6,980	8,020	-
Cash in lieu of fractional shares	-	-	(1)
Proceeds from the exercise of stock options and warrants	603	63	50

Net cash provided by financing activities	7,583	8,083	49

Net decrease in cash and cash equivalents	(406)	(635)	(3,674)

Cash and cash equivalents, beginning of year	629	1,264	4,938

Cash and cash equivalents, end of year	$223	$629	$1,264

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

                        We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc.  (formerly known as Greenville First Bancshares, Inc.) and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Southern First Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina

March 9, 2009

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

There was no information required to be disclosed by the company in a report on Form 8-K during the fourth quarter of 2008 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 and is incorporated herein by reference.

Item 11.  Executive Compensation.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report.  The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

                The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

                In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 and is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

                    The following consolidated financial statements are located in Item 8 of this report.

                    Report of Independent Registered Public Accounting Firm
                    Consolidated Balance Sheets as of December 31, 2008 and 2007
                    Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
                    Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006
                    Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
                    Notes to the Consolidated Financial Statements

         (2)      Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

        (3)       Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1                          Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

3.2                          Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).

3.3                          Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K filed March 24, 2008).

4.1                          See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.

4.2                          Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

4.3                          Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).*

10.1                        Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 28, 2000).

10.2                        Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

10.3                        Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-83851).*

10.4                        2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*

10.5                        Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the period ended June 30, 2004).

10.6                        Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2005).

10.7                        First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended September 30, 2005).

10.8                        Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*

10.9                        Stock Pledge Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*

10.10                      Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 2008).*

10.11                      Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 23, 2008).*

10.12                      Employment Agreement by and between Southern First Bancshares, Inc. with James M. Austin, III dated December 17, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed December 23, 2008).*

10.13                      Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 23, 2008).*

10.14                      Employment Agreement by and between Southern First Bancshares, Inc. with J. Edward Terrell dated December 17, 2008 (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed December 23, 2008).*

10.15                      Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2009).*

10.16                      First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the period ended September 30, 2008).*

10.17                      Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 2008).*

10.18                      Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23, 2008).*

10.19                      Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).*

10.20                      Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).*

10.21                      ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).*

10.22                      Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).*

10.23                      Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).*

21                           Subsidiaries.

23                           Consent of Independent Public Accountants.

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

 GREENVILLE FIRST BANCSHARES, INC.

Date:   February 17, 2009                                        By:               /s/R. Arthur Seaver, Jr.

                                                                                                Chief Executive Officer

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Arthur Seaver, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                                                               Title                                                                        Date

    /s/James M. Austin, III

James M. Austin, III                                                           Chief Financial Officer,                                       February 17, 2009

                                                                                                (Principal Financial and

                                                                                                Accounting Officer)

    /s/Andrew B. Cajka, Jr.

Andrew B. Cajka, Jr.                                                           Director                                                                  February 17 2009

    /s/Mark A. Cothran

Mark A. Cothran                                                                 Director                                                                  February 17, 2009

    /s/Leighton M. Cubbage

Leighton M. Cubbage                                                         Director                                                                 February 17, 2009

    /s/David G. Ellison

David G. Ellison                                                                   Director                                                                 February 17, 2009

    /s/Anne S. Ellefson

Anne S. Ellefson                                                                  Director                                                                 February 17, 2009

    /s/Fred Gilmer, Jr.

Fred Gilmer, Jr.                                                                     Director                                                                 February 17, 2009

    /s/Tecumseh Hooper, Jr.

Tecumseh Hooper, Jr.                                                         Director                                                                 February 17, 2009

    /s/Rudolph G. Johnstone, III, M.D.

Rudolph G. Johnstone, III, M.D.                                      Director                                                                  February 17, 2009

   /s/James B. Orders, III

James B. Orders, III                                                            Director, Chairman                                               February 17, 2009

    /s/William B. Sturgis

William B. Sturgis                                                                Director                                                                 February 17, 2009

    /s/R. Arthur Seaver, Jr.

R. Arthur Seaver, Jr.                                                            Director, Chief Executive Officer                      February 17, 2009

                                                                                                (Principal Executive Officer)

EXHIBIT INDEX

3.1                          Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

3.2                          Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).

3.3                          Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K filed March 24, 2008).

4.1                          See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.

4.2                          Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

4.3                          Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).*

10.1                        Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 28, 2000).

10.2                        Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

10.3                        Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-83851).*

10.4                        2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*

10.5                        Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the period ended June 30, 2004).

10.6                        Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2005).

10.7                        First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended September 30, 2005).

10.8                        Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*

10.9                        Stock Pledge Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*

10.10                      Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 2008).*

10.11                      Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 23, 2008).*

86

10.12                      Employment Agreement by and between Southern First Bancshares, Inc. with James M. Austin, III dated December 17, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed December 23, 2008).*

10.13                      Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 23, 2008).*

10.14                      Employment Agreement by and between Southern First Bancshares, Inc. with J. Edward Terrell dated December 17, 2008 (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed December 23, 2008).*

10.15                      Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2009).*

10.16                      First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the period ended September 30, 2008).*

10.17                      Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 2008).*

10.18                      Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23, 2008).*

10.19                      Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).*

10.20                      Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).*

10.21                      ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).*

10.22                      Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).*

10.23                      Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).*

21                           Subsidiaries.

23                           Consent of Independent Public Accountants.

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

87