Form 10-Q
period 2009-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2009-05-07
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
3,044,863 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2009.

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,867	$4,360
Federal funds sold	3,668	8,800
Investment securities available for sale	75,766	64,432
Investment securities held to maturity (fair value $11,723 and $12,618)	11,484	12,519
Other investments, at cost	9,195	8,461
Loans, net	558,965	559,602
Property and equipment, net	12,762	11,701
Accrued interest receivable	2,603	2,900
Other real estate owned	3,826	2,116
Bank owned life insurance	13,492	13,369
Deferred income taxes	3,600	3,864
Other assets	776	855

Total assets	$705,004	$692,979

Liabilities
Deposits	$474,797	$469,537
Official checks outstanding	853	1,277
Note Payable	5,000	15,000
Federal Home Loan Bank advances and related debt	149,675	149,675
Junior subordinated debentures	13,403	13,403
Accrued interest payable	2,116	2,247
Accounts payable and accrued expenses	1,187	2,054

Total liabilities	647,031	653,193

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares authorized,
17,299 shares issued and outstanding	15,814	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
3,044,863 shares issued and outstanding at March 31, 2009
and December 31, 2008, respectively	30	30
Nonvested restricted stock	(24)	(27)
Additional paid-in capital	33,286	31,850
Accumulated other comprehensive income (loss)	(674)	(1,079)
Retained earnings	9,541	9,012

Total shareholders’ equity	57,973	39,786

Total liabilities and shareholders’ equity	$705,004	$692,979

See notes to consolidated financial statements that are an integral part of these consolidated statements.

 SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended
	March 31,
	2009	2008
	(Unaudited)
Interest income
Loans	$7,797	$9,009
Investment securities	1,093	1,249
Federal funds sold	5	84

Total interest income	8,895	10,342
Interest expense
Deposits	2,788	4,097
Borrowings	1,646	1,851

Total interest expense	4,434	5,948

Net interest income	4,461	4,394
Provision for loan losses	750	600

Net interest income after provision for loan losses	3,711	3,794

Noninterest income
Loan fee income	38	45
Service fees on deposit accounts	175	149
Income from bank owned life insurance	123	96
Real estate owned activity	(7)	(58)
Other income	85	79

Total noninterest income	414	311

Noninterest expenses
Compensation and benefits	1,925	1,718
Professional fees	136	114
Marketing	145	135
Insurance	153	129
Occupancy	416	348
Data processing and related costs	374	321
Telephone	51	34
Other	229	187

Total noninterest expenses	3,429	2,986

Income before income taxes expense	696	1,119

Income tax expense	209	372

Net income	$487	$747

Preferred stock dividend to be paid	78	-
Dividend accretion	42	-

Net income available to common shareholders	$367	$747

Earnings per common share
Basic	$.12	$.25
Diluted	$.12	$.23

Weighted average common shares outstanding
Basic	3,044,863	2,964,951
Diluted	3,053,933	3,185,827

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009  AND 2008
(Unaudited)

(in thousands, except share data)

						Accumulated		Total
				Nonvested	Additional	other		share-
	Common stock		Preferred	restricted	paid-in	comprehensive	Retained	holders’
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2007	2,946,456	$29	$-	$(41)	$31,034	$96	$7,160	$38,278

Net income	-	-	-	-	-	-	747	747

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	-	204	-	204

Comprehensive income	-	-	-	-	-	-	-	951

Proceeds from exercise of stock
options and warrants	28,250		-	-	171	-	-	171

Amortization of deferred
compensation on restricted stock	-	-	-	3	-	-	-	3

Compensation expense related to
stock options, net of tax	-	-	-	-	14	-	-	14

March 31, 2008	2,974,706	$29	$-	$(38)	$31,219	$300	$7,907	$39,417

December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786

Net income	-	-	-	-	-	-	487	487

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	-	405	-	405

Comprehensive income	-	-	-	-	-	-	-	892

Preferred stock transactions
Proceeds from issuance of 17,299
shares of preferred stock	-	-	15,856	-	-	-	-	15,856

Proceeds from issuance of
common stock warrants	-	-	-	-	1,418	-	-	1,418

Dividend accretion	-	-	(42)	-	-	-	42	-

Amortization of deferred
compensation on restricted stock	-	-	-	3	-	-	-	3

Compensation expense related to
stock options	-	-	-	-	18	-	-	18

March 31, 2009	3,044,863	$30	$15,814	$(24)	$33,286	$(674)	$9,541	$57,973

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended
	March 31,
	2009	2008
	(Unaudited)
Operating activities
Net income	$487	$747
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	750	600
Depreciation and other amortization	147	115
Accretion and amortization of securities discounts and premium, net	79	31
Loss on sale of real estate	-	38
Compensation expense related to stock options and grants	21	17
Increase in cash surrender value of bank owned life insurance	(123)	(96)
Decrease in deferred tax asset	52	462
Decrease (increase) in other assets, net	376	(62)
Decrease in other liabilities, net	(1,422)	(772)

Net cash provided by operating activities	367	1,080

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(1,823)	(29,992)
Purchase of property and equipment	(1,208)	(956)
Purchase of investment securities:
Available for sale	(14,282)	(15,657)
Other investments	(680)	(667)
Payments and maturity of investment securities:
Available for sale	3,494	1,932
Held to maturity	1,027	491
Other investments	(54)	1,125
Proceeds from sale of real estate acquired in settlement of loans	-	47

Net cash used for investing activities	(13,526)	(43,677)

Financing activities
Increase in deposits, net	5,260	56,240
Proceeds from the issuance of preferred stock	15,856	-
Proceeds from the issuance of stock warrant	1,418	-
Proceeds from the exercise of stock options	-	171
Decrease in other borrowings and note payable	(10,000)	(825)

Net cash provided by financing activities	12,534	55,586

Net increase (decrease) in cash and cash equivalents	(625)	12,989

Cash and cash equivalents at beginning of the period	13,160	16,971

Cash and cash equivalents at end of the period	$12,535	$29,960

Supplemental information
Cash paid for
Interest	$4,565	$6,204

Income taxes	$127	$1,781

Schedule of non-cash transactions
Foreclosure of real estate	$1,710	$1,892

Unrealized gain on securities, net of income taxes	$405	$204

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All Dollar Amounts in Thousands, Except Per Share and Where Otherwise Indicated.)

NOTE 1.  Nature of Business and Basis of Presentation

Business activity

Southern First Bancshares, Inc.  (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively (the “Trusts”)).  On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2008 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and federal funds sold are included in “cash and cash equivalents.”  These assets have contractual maturities of less than three months.

NOTE 2 – Note Payable

The Company had a $15.0 million revolving line of credit with Silverton Ban k, N.A. (“Silverton”) for which $5.0 million was outstanding at March 31, 2009.  The line of credit matures on December 28, 2012 and bears interest at prime less 1.25%, which at March 31, 2009 was 2.00%.  The Company has pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various financial covenants related to net income and asset quality.  As of December 31, 2008 and March 31, 2009, the Company was not in compliance with the covenant related to the nonperforming assets ratio.  On April 30, 2009, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Silverton.  The total line of credit was reduced to $9.0 million subject to limits based on a borrowing availability calculation.  Had the Amended Loan Agreement been in place as of March 31, 2009, the maximum allowed to be borrowed would have been $6.7 million.  The amended interest rate is the prime rate plus 0.5% with a floor rate of 4.0%.  The $9.0 million line of credit consists of a $4.0 million revolving line of credit with a maturity of April 30, 2011 and a term loan with a maturity of April 30, 2014.  The Amended Loan Agreement contains various financial covenants related to net income and asset quality.  Had the Amended Loan Agreement been in place at March 31, 2009, the Bank would have been in compliance with all the requirements.

On May 1, 2009, Silverton was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton.  The newly created bank is Silverton Bridge Bank, N.A. The creation of the bridge bank allows its client banks to transition their correspondent banking needs to other providers with the least amount of disruptions.  Silverton Bridge Bank, N.A. will continue to operate business as usual through July 29, 2009.  As a result of this announcement, we may not be able to make additional draws on the revolving line of credit.

NOTE 3 – Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant (the “CPP Warrant”) to purchase 330,554 shares of the Company’s common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 4 – Earnings per Common Share

              The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008.  Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At March 31, 2009 and 2008, 188,113 and 43,250 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended March 31,
		2009	2008
Numerator:
	Net income	$487	$747
Less:	Preferred stock dividends to be paid	78	-
	Dividend accretion	42	-
	Net income available to common shareholders	$367	747

Denominator:
	Weighted-average common shares outstanding – basic	3,044,863	2,964,951
	Common stock equivalents	9,070	220,876
	Weighted-average common shares outstanding – diluted	3,053,933	3,185,827

Earnings per common share:
	Basic	$0.12	$0.25
	Diluted	$0.12	$0.23

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

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 26.76% for 2009 and 2008, risk-free interest rate of 3.72% for 2009 and 2008, expected lives of the options 10 years, and the assumed dividend rate was zero.

NOTE 6 – Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring or on a nonrecurring basis.

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

             Assets measured at fair value on a recurring basis as of March 31, 2009 are as follows:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Collateralized Mortgage Obligations	$-	$-	$5,098
Other securities available for sale	58	70,610	-
Other investments	-	-	9,195

Total	$58	$70,610	$14,293

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.1% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans at March 31, 2009 was $9.8 million.  In addition, real estate acquired in settlement of loans is valued at $3.8 million at March 31, 2009.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS No. 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2009 to March 31, 2009, for all Level 3 assets that are measured at fair value on a recurring basis.

	Investment
	securities	Other
	available for sale	investments

Beginning balance	$5,213	$8,461
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	155	-
Purchases, sales and principal reductions	(270)	734
Transfers in and/or out of Level 3	-	-

Ending Balance	$5,098	$9,195

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

                This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Form 10-K for the year ended December 31, 2008 under Item 1A- Risk Factors and the following:

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008, the capital and credit markets experienced extended volatility and disruption. In the last 180 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Critical Accounting Policies

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008, as filed in our annual report on Form 10-K.

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

Effect of Economic Trends

             Following an economic decline and historically low interest rates that ended in the first six months of 2004, the Federal Reserve began increasing short-term rates as the economy showed signs of strengthening.  Between July 2004 and July 2006, the Federal Reserve increased rates at 17 of their meetings for a total of 425 basis points. Between July 2006 and September 18, 2007, the Federal Reserve allowed short-term rates to remain unchanged.  Beginning in July 2004 and continuing until September 18, 2007, our rates on both short-term or variable rate interest-earning assets and interest-bearing liabilities increased.  The momentum of the 17 rate increases resulted in higher rates on interest-earning assets and higher interest-bearing liabilities during the first nine months of 2007; subsequently, as fixed rate loans, deposits, and borrowings have matured they have repriced at higher interest rates.  In late September 2007, the Federal Reserve reversed their position and has since lowered the short-term rates by 500 basis points through December 2008, causing the rates on our short-term or variable rate assets and liabilities to decline.  The majority of economic analysts predict little to no change in short-term rates throughout the remainder of 2009.  The following discussion includes our analysis of the effect that we anticipate changes in interest rates will have on our financial condition.  However, we can give no assurances as to the future actions of the Federal Reserve or to the anticipated results that will actually occur.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

  The EESA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

  On October 14, 2008, the U.S. Treasury announced the creation of the CPP which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

▪ The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

▪ The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

  On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's Troubled Asset Relief Program (“TARP”).

  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

▪ The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

▪ The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

On February 27, 2009, as part of the CPP, we entered into the CPP Purchase Agreement with the Treasury Department under the CPP pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the OCC before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

We will participate in the TAGP and have opted out of the DGP.

Results of Operations

Income Statement Review

 Summary

                Our net income was $487,000 and $747,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $260,000, or 34.7%.  The $260,000 decrease in net income resulted primarily from increased noninterest expenses of $443,000 and a $150,000 increase in provision for loan losses, partially offset by an additional $67,000 in net interest income, $103,000 in noninterest income and a $163,000 decrease in income tax expense.  Our efficiency ratio, excluding real estate owned activity, was 70.23% for the three months ended March 31, 2009 compared to 62.7% for the same period in 2008.  The higher efficiency ratio relates primarily to the additional administrative costs associated with our two new retail offices.

Net Interest Income

                Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  During the three months ended March 31, 2009 our average earning assets increased $38.8 million compared to the average for the three months ended March 31, 2008, primarily due to a $41.2 million increase in average loans, partially offset by a $2.4 million decrease in average investments and federal funds sold.

                Our decision to grow the loan portfolio during the first six months of 2008 created the need for a higher level of capital and the need to increase deposits and borrowings.  During the second half of 2008, in response to the deteriorating economic conditions, and the limited amount of capital available to the financial industry, we decided to manage and limit the level of future loan growth to ensure the Bank remains well-capitalized.  As a result, during the first quarter of 2009, net loans declined $637,000.  Our loan growth strategy also resulted in a significant portion of our assets in the first quarter of 2009 being in higher earning loans rather than in lower yielding investments.  At March 31, 2009, net loans represented 79.3% of total assets, while investments and federal funds sold represented 14.2% of total assets.  In addition, as described below, we have also increased our level of deposits significantly.

                During July 2008 we opened two additional retail deposit offices.  We now have four retail offices in the Greenville market and two retail offices in the Columbia market.  Our focus for these locations is to obtain low cost transaction accounts, resulting in an increase in both the percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  We believe that this growth strategy will provide additional clients in our two market areas and will eventually provide a lower alternative cost of funding.   At March 31, 2009, retail deposits represented $261.7 million, or 37.1% of total assets, borrowings represented $168.1 million, or 23.8% of total assets, and wholesale out-of-market deposits represented $213.1 million, or 30.2% of total assets.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2009 and 2008.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month periods ended March 31, 2009 and 2008, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

Earnings
Federal funds sold	$8,482	$5	0.24%	$10,322	$84	3.27%
Investment securities, taxable	89,460	1,057	4.79%	89,980	1,213	5.42%
Investment securities, nontaxable (2)	3,793	58	6.21%	3,792	58	6.16%
Loans	566,456	7,797	5.58%	525,266	9,009	6.90%
Total earning-assets	668,191	8,917	5.41%	629,360	10,364	6.62%
Non-earning assets	37,507			22,545
Total assets	$705,698			$651,905
Interest-bearing liabilities
NOW accounts	$41,975	71	0.69%	$35,960	121	1.35%
Savings & money market	88,597	257	1.18%	90,380	563	2.51%
Time deposits	312,265	2,460	3.19%	281,143	3,413	4.88%
Total interest-bearing deposits	442,837	2,788	2.55%	407,483	4,097	4.04%
Notes payable and other borrowings	164,839	1,522	3.74%	156,457	1,618	4.16%
Junior subordinated debentures	13,403	124	3.75%	13,403	233	6.99%
Total interest-bearing liabilities	621,079	4,434	2.90%	577,343	5,948	4.20%
Non-interest bearing liabilities	38,554			35,344
Shareholders’ equity	46,065			39,218
Total liabilities and shareholders’ equity	$705,698			$651,905
Net interest spread			2.51%			2.42%
Net interest income (tax equivalent) / margin		$4,483	2.72%		$4,416	2.82%
Less: tax-equivalent adjustment (2)		22			22
Net interest income		$4,461			$4,394

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest income margin for the three months ended March 31, 2009 exceeded our net interest spread because we had more interest-earning assets than interest-bearing liabilities.  Average interest-earning assets exceeded average interest-bearing liabilities by $47.1 million, and $52.0 million for the three months ended March 31, 2009 and 2008, respectively.

Our net interest spread, was 2.51% for the three months ended March 31, 2009, compared to 2.42% for the three months ended March 31, 2008.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

                The 9 basis point increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended March 31, 2009.  Given the 500 basis point decrease in short-term rates over the past 18 months, the rates on our new and maturing loans and deposits are much lower than they were in the past.  However, in response to the significant decrease in rates, we have begun instituting interest rate floors on our new and maturing loans.  This action has resulted in only a 132 basis point decrease in our weighted average rate on loans compared to a 149 basis point decrease in the average weighted rate on deposits, the two largest components of net interest income.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2009 was 2.72% compared to 2.82% for the three months ended March 31, 2008.  During the first quarter of 2009, interest-earning assets averaged $668.2 million compared to $629.4 million in the first quarter of 2008.

Our loan yield decreased 132 basis points for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of the 500 basis point reduction in short-term rates in the past 18 months.  The short-term rate reduction had an immediate impact on our variable rate loans which represent 46.5% of our total loans at March 31, 2009.  Offsetting the decrease in our loan yield was a 149 basis point decrease in the cost of our interest-bearing deposits for the first quarter of 2009 compared to the same period in 2008.  The decrease in the rate on interest-bearing deposits is due primarily to the 169 basis point decrease on the cost of time deposits as their renewal rates have been lower than their original rates as a result of the decreases in market rates over the year.  In addition, the cost of our transaction, savings and money market accounts has decreased as we have lowered the rates we offer on these products.  The cost of our savings and money market accounts has decreased by 133 basis points from March 31, 2008, while the rate on our transaction accounts has decreased 66 basis points in the same period.

In addition, the 42 basis point decrease in notes payable and other borrowings and the 324 basis point decrease in junior subordinated debt in the first quarter of 2009 compared to the same period in 2008 resulted primarily from the impact of the 500 basis point decrease in short-term market rates over the past 18 months.  As of March 31, 2009, approximately 12% of our FHLB advances had variable rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

As more fully discussed in the – “Market Risk” and – “Liquidity and Interest Rate Sensitivity” sections below, at March 31, 2009, 46% of our loans had variable rates.  During the past two years we have placed a greater emphasis on fixed rate loans; however, we recently changed our focus to increase the amount of variable rate loans in our portfolio.  Our variable rate loans as a percentage of total loans increased from 38% at March 31, 2008 to 46% at March 31, 2009.  We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

At March 31, 2009, 80.4% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Of the $312.9 million of interest-bearing liabilities set to reprice within three months, 40.8% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant.  However, certificates of deposit that are currently maturing or renewing are repricing at lower rates.  We expect to benefit as these deposits reprice, even if market rates increase slightly.  At March 31, 2009, we had $135.8 million more liabilities than assets that reprice within the next twelve months.  Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of March 31, 2009.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2009 vs. 2008				March 31, 2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$761	$(1,829)	$(144)	$(1,212)	$2,171	$(737)	$(190)	$1,244
Investment securities	(8)	(149)	1	(156)	215	-	-	215
Federal funds sold	(15)	(78)	14	(79)	(33)	(57)	12	(78)
Total interest income	738	(2,056)	(129)	(1,447)	2,353	(794)	(178)	1,381

Interest expense
Deposits	372	(1,544)	(137)	(1,309)	805	(290)	(58)	457
Other borrowings	100	(186)	(10)	(96)	491	(130)	(47)	314
Junior subordinated debt	-	(109)	-	(109)	-	-	-	-
Total interest expense	472	(1,839)	(147)	(1,514)	1,296	(420)	(105)	771

Net interest income	$266	$(217)	$18	$67	$1,057	$(374)	$(73)	$610

Net interest income, the largest component of our income, was $4.5 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively.  The slight increase in the first quarter of 2009 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $38.8 million higher during the three months ended March 31, 2009 compared to the same period in 2008.  During the same period, average interest-bearing liabilities increased $43.7 million.  The higher average balances resulted in $266,000 of additional net interest income for the three months ended March 31, 2009, while lower rates on the average balances reduced net interest income by $217,000.

Interest income for the three months ended March 31, 2009 was $8.9 million, consisting of $7.8 million on loans, $1.1 million on investments, and $5,000 on federal funds sold.  Interest income for the three months ended March 31, 2008 was $10.3 million, consisting of $9.0 million on loans, $1.3 million on investments, and $84,000 on federal funds sold.  Interest on loans for the three months ended March 31, 2009 and 2008 represented 87.7% and 87.1%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.3% and 12.9%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 84.8% and 83.5% of average interest-earning assets for the three months ended March 31, 2009 and 2008, respectively.  Included in interest income on loans for the three months ended March 31, 2009 and 2008 was $168,000 and $196,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended March 31, 2009 was $4.4 million, consisting of $2.8 million related to deposits and $1.6 million related to other borrowings.  Interest expense for the three months ended March 31, 2008 was $6.0 million, consisting of $4.1 million related to deposits and $1.9 million related to other borrowings.  Interest expense on deposits for the three months ended March 31, 2009 and 2008 represented 62.9% and 68.9%, respectively, of total interest expense, while interest expense on other borrowings represented 37.1% and 31.1%, respectively, of total interest expense for the same three month periods.  During the three months ended March 31, 2009, average interest-bearing deposits increased by $35.4 million over the same period in 2008, while our notes payable and other borrowings increased $8.4 million during the three months ended March 31, 2009 over the same period in 2008.  The note payable and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

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

For the three months ended March 31, 2009 and 2008, we incurred a noncash expense related to the provision for loan losses of $750,000 and $600,000, respectively, bringing the allowance for loan losses to $7.4 million and $6.2 million, respectively, or 1.31% and 1.16% of gross loans for the respective periods.  During the three months ended March 31, 2009 and 2008, we reported net charge-offs of $326,000 and $127,000, respectively, which represented an annualized 0.23% and 0.10% of the average outstanding loan portfolio for the respective periods.

At March 31, 2009, the allowance for loan losses represented less than one time the amount of non-performing loans, compared to 2.1 times at March 31, 2008.  The coverage level of the allowance at March 31, 2009 decreased from the coverage level at March 31, 2008 due to an increase in non-performing loans.  A significant portion, or 82.9%, of nonperforming loans at March 31, 2009 are secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  As a result of this level of coverage on non-performing loans, we believe that the provision of $750,000 for the three months ended March 31, 2009 to be adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
	2009	2008

Loan fee income	$38	$45
Service fees on deposit accounts	175	149
Income from bank owned life insurance	123	96
Real estate owned activity	(7)	(58)
Other income	85	79
Total noninterest income	$414	$311

Noninterest income for the three month period ended March 31, 2009 was $414,000, an increase of 33.1% over noninterest income of $311,000 for the same period of 2008.  The $103,000 increase in 2009 was primarily related to a $26,000 increase in service fees on deposit accounts, $27,000 in income from bank owned life insurance and a $51,000 decrease in the loss on real estate owned.

Loan fee income was $38,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  The $7,000 decrease for the three months ended March 31, 2009 compared to the same period in 2008 related primarily to a $5,000 decrease in late charge fees and a $3,000 decrease in mortgage origination fees, partially offset by a $1,000 increase in fees related to lines and letters of credit.  Late charge fees were $24,000 and $29,000 for the three months ended March 31, 2009 and 2008, respectively, while mortgage origination fees were $3,000 and $6,000 for the first quarter of 2009 and 2008, respectively.  Income related to lines and letters of credit was $11,000 and $10,000 for the three months ended March 31, 2009 and 2008, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $175,000 and $149,000 for the three months ended March 31, 2009, and 2008, respectively.  The $26,000 increase is primarily related to a $21,000 increase in deposit related fees such as service charges and a $14,000 increase in overdraft and stop payment fees, partially offset by a $9,000 decrease in NSF fees.  Service charge fees were $57,000 and $36,000 for the periods ended March 31, 2009 and 2008, respectively, and other fees such as overdraft and returned item fees were $15,000 and $1,000 for the same periods in 2009 and 2008, respectively.  NSF income was $103,000 and $112,000 for the three months ended March 31, 2009 and 2008, respectively, representing 59.0% of total service fees on deposits in the 2009 period compared to 75.4% of total service fees on deposits in the 2008 period.

We purchased an additional $4.0 million of bank owned life insurance during the second half of 2008.  Income derived from life insurance was $123,000 and $96,000 for the three months ended March 31, 2009 and 2008.

           Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans.  For the three months ended March 31, 2009 and 2008, our expenses related to owning the real estate exceeded income received on the properties by $7,000 and $58,000, respectively.

Other income consisted primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $85,000 and $79,000 for the three months ended March 31, 2009 and 2008, respectively.  The $6,000 increase relates primarily to a $9,000 increase in debit card transaction fees, partially offset by a $3,000 decrease in other client service related fees.  Debit card transaction fees were $59,000 and $50,000 for the three months ended March 31, 2009 and 2008, respectively and represented 68.9% and 63.4% of total other income for the first quarters of 2009 and 2008, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $23,000 and $20,000 for the three months ended March 31, 2009 and 2008, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended March 31, 2009 and 2008 was $36,000 and $30,000, respectively.

Noninterest expenses

                The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
	2009	2008

Compensation and benefits	$1,925	$1,718
Professional fees	136	114
Marketing	145	135
Insurance	153	129
Occupancy	416	348
Data processing and related costs	374	321
Telephone	51	34
Other	229	187
Total noninterest expenses	$3,429	$2,986

We incurred noninterest expenses of $3.4 million for the three months ended March 31, 2009 compared to $3.0 million for the three months ended March 31, 2008, an increase of $443,000 or 14.9%.

Noninterest expense as a percentage of noninterest income and net interest income, or the efficiency ratio, was 70.2% for the three months ended March 31, 2009 compared to 62.7% for the same period in 2008, excluding real estate owned activity.  Management believes that the appropriate measure of the effectiveness of noninterest expenses in comparison to the overall operations of the company excludes any non-recurring items, such as the income or loss from real estate owned activity. The primary reason for the higher efficiency ratio in the 2009 period is due to the additional retail offices and their related expenses.  The initial operating costs for these two locations in their first year of operations exceed the benefits from obtaining additional low cost deposits.  As these branch offices increase their retail deposits, we anticipate that our efficiency ratio will begin to improve; however, no assurance can be given that the levels of deposits will cover the additional expenses or that other costs will not increase.

For the three months ended March 31, 2009, compensation and benefits, occupancy, and data processing and related costs represented 79.2% of the total noninterest expense compared to 79.9% for the same period in 2008.

The following table sets forth information related to our compensation and benefits.

	Three months ended
	March 31,
	2009	2008

Base compensation	$1,336	$1,159
Incentive compensation	209	247
Total compensation	1,545	1,406
Benefits	415	348
Capitalized loan origination costs	(35)	(36)
Total compensation and benefits	$1,925	$1,718

Compensation and benefits expense was $1.9 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.   Compensation and benefits represented 56.1% and 57.5% of our total noninterest expense for the three months March 31, 2009 and 2008, respectively.  The $207,000 increase in compensation and benefits in the first quarter of 2009 compared to the same period in 2008 resulted from increases of $177,000 in base compensation and $67,000 in benefits expense, partially offset by a reduction of $38,000 in incentive compensation.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $1,000.

The $177,000 increase in base compensation expense related to the cost of 12 additional employees as well as annual salary increases.  Ten of the new employees were hired to staff our two new retail office locations, one employee was hired as a mortgage loan originator and another to support the accounting and human resource functions.  Incentive compensation represented 10.9% and 14.4% of total compensation and benefits for the three months ended March 31, 2009 and 2008, respectively.  The incentive compensation expense recorded for the first quarter of 2009 and 2008 represented an accrual of the estimated incentive compensation earned during the first quarter of the respective year.  Benefits expense increased $67,000 in the first quarter of 2009 compared to the same period in 2008.  Benefits expense represented 26.9% and 24.8% of the total compensation for the three months ended March 31, 2009 and 2008, respectively.

The following tables set forth information related to our data processing and related costs.

	Three months ended
	March 31,
	2009	2008

Data processing costs	$294	$249
Debit card transaction expense	23	20
Courier expense	27	24
Other expenses	30	28
Total data processing and related costs	$374	$321

Data processing and related costs were $374,000 and $321,000 for the three months ended March 31, 2009 and 2008, respectively.   During the three months ended March 31, 2009, our data processing costs for our core processing system were $294,000 compared to $249,000 for the three months ended March 31, 2008.   We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $45,000, or 18.3%, for the three months ended March 31, 2009 compared to the same period in 2008.  The increases in costs are primarily related to a higher number of loan and deposit accounts.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $23,000 and $20,000 for the three months ended March 31, 2009 and 2008, respectively.

Occupancy expense represented 12.1% and 11.6% of total noninterest expense for the three months ended March 31, 2009 and 2008, respectively.  Occupancy expense for the three months ended March 31, 2009 and 2008 was $416,000 and $348,000, respectively, an increase of $68,000.  The increase is primarily due to the increased costs of depreciation and maintenance associated with the two retail offices opened in July 2008.

The remaining $115,000 increase in noninterest expense for the three month period ended March 31, 2009 compared to the same period in 2008 resulted primarily from increases of $22,000 in professional fees, $10,000 in marketing expenses, $24,000 in insurance, $17,000 in telephone expenses, and $42,000 in other expenses.   The increase in professional fees relates primarily to increased legal and accounting fees, while the increase in insurance costs is related to the growth in deposits and the FDIC deposit insurance expense which is based on our deposit balances. The increases in marketing and telephone expenses are largely due to the two new retail offices added in July 2008.  In addition, the $42,000 increase in other expenses is primarily due to an additional $79,000 in collection expenses and $12,000 in office supplies during the first quarter of 2009, partially offset by a $21,000 decrease in travel and business meals expenses and a $28,000 decrease in deposit account losses

Income tax expense was $209,000 for the three months ended March 31, 2009 compared to $372,000 during the same period in 2008.   Our effective tax rate was 29.9% and 33.3%, respectively, for the first quarters of 2009 and 2008, respectively.  The lower net income during the first quarter of 2009 increased the impact that our tax-exempt income had in lowering our effective tax rate from the same period in the prior year.

Balance Sheet Review

General

                At March 31, 2009, we had total assets of $705.0 million, consisting principally of $566.4 million in loans, $96.5 million in investments, $3.7 million in federal funds sold, $8.9 million in cash and due from banks and $13.5 million in bank owned life insurance.  Our liabilities at March 31, 2009 totaled $647.0 million, which consisted principally of $474.8 million in deposits, $154.7 million in notes payable and other borrowings, and $13.4 million in junior subordinated debentures.  At March 31, 2009, our shareholders’ equity was $58.0 million.

At December 31, 2008, we had total assets of $693.0 million, consisting principally of $566.6 million in loans, $85.4 million in investments, $8.8 million in federal funds sold, $4.4 million in cash and due from banks and $13.4 million in bank owned life insurance.  Our liabilities at December 31, 2008 totaled $653.2 million, consisting principally of $469.5 million in deposits, $164.7 million in notes payable and other borrowings, and $13.4 million of junior subordinated debentures.  At December 31, 2008, our shareholders’ equity was $39.8 million.

Federal Funds Sold

                At March 31, 2009, our federal funds sold were $3.7 million, or 0.5% of total assets.  At December 31, 2008, our $8.8 million in short-term investments in federal funds sold on an overnight basis comprised 1.3% of total assets.  As short-term market rates have decreased in the past 18 months, we have lowered the balances in our overnight federal funds sold accounts.

Investments

At March 31, 2009, the $96.5 million in our investment securities portfolio represented approximately 13.7% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $87.5 million and an amortized cost of $88.3 million for an unrealized loss of $769,000.

Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at March 31, 2009.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
Government sponsored enterprises	$-	- %	$11,164	5.20%	$7,604	5.06%	$18,768	5.14%
State and political subdivisions	-	- %	2,941	3.79%	829	3.82%	3,770	3.80%
Mortgage-backed securities	375	4.74%	4,614	4.50%	48,181	5.21%	53,170	5.15%
Preferred stock	-	- %	-	- %	58	- %	58	- %
Total	$375	4.74%	$18,719	4.80%	$56,672	5.17%	$75,766	5.23%

Held to Maturity
Mortgage-backed securities	$217	3.94%	2,217	4.39%	$9,050	4.52%	$11,484	4.49%

             Other investments at March 31, 2009, consisted of Federal Reserve Bank stock with a cost of $1.3 million, investment in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $7.4 million.  At March 31, 2009, our investments included securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with carrying values of $23.2 million, and $31.9 million, respectively.

The amortized costs and the fair value of our investments at March 31, 2009 and December 31, 2008 are shown in the following table.

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprises	$18,483	$18,768	$18,482	$18,708
State and political subdivisions	3,790	3,770	3,790	3,772
Mortgage-backed securities	54,418	53,170	43,700	41,886
Preferred stock	84	58	84	66
Total	$76,775	$75,766	$66,056	$64,432

Held to Maturity
Mortgage-backed securities	$11,484	$11,723	$12,519	$12,618

At March 31, 2009, the Company had unrealized losses on 4 of its individual investments in government sponsored enterprises, state and political subdivisions, and FNMA preferred stock.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to market turmoil and liquidity and not the credit quality of the issuer.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  In addition, the Company held 2 collateralized mortgage obligations (“CMOs”) that were in an unrealized loss position at March 31, 2009.  The Company utilized the guidance provided by the FASB staff position number FAS 157-3, in determining that these CMOs had not incurred a market value loss that was other than temporary.  The purpose of FAS 157-3 is to “Determine the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FAS 157-3 allows us to use our own assumptions about the expected future cash flows to apply a risk-adjusted discount rate to the cash flows.  Our assumptions as to the expected cash flows were based on the historical cash flows experience for each security, and then modified for the impact of the change in current market rates.

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

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
Government sponsored enterprises	$-	- %	$11,238	5.19%	$7,470	5.06%	$18,708	5.14%
State and political subdivisions	-	- %	645	3.81%	3,127	3.79%	3,772	3.80%
Mortgage-backed securities	414	4.69%	4,838	4.51%	36,634	5.74%	41,886	5.59%
Preferred Stock	-	- %	-	- %	66	- %	66	- %
Total	$414	4.69%	$16,721	4.94%	$47,297	5.48%	$64,432	5.50%

Held to Maturity
Mortgage-backed securities	$238	3.95%	$2,333	4.45%	$9,948	4.70%	$12,519	4.64%

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

Loans

                Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2009 and 2008, average loans were $566.5 million and $525.3 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2009 were $566.4 million.  Average loans for the year ended December 31, 2008 were $547.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2008 were $566.6 million.

The principal component of our loan portfolio is loans secured by real estate mortgages.    Most of our real estate loans are secured by residential or commercial property.  We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the composition of our loan portfolio at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total

Real estate:
Commercial:
Owner occupied	$124,756	22.0%	$113,370	20.0%
Non-owner occupied	156,613	27.7%	151,274	26.7%
Construction	32,942	5.8%	52,981	9.4%
Total commercial real estate	314,311	55.5%	317,625	56.1%
Consumer:
Residential	60,293	10.7%	60,336	10.7%
Home equity	67,035	11.8%	62,987	11.1%
Construction	6,335	1.1%	8,905	1.5%
Total consumer real estate	133,663	23.6%	132,228	23.3%

Total real estate	447,974	79.1%	449,853	79.4%

Commercial business	109,619	19.4%	106,479	18.8%
Consumer-other	9,660	1.7%	11,194	2.0%
Deferred origination fees, net	(859)	(0.2)%	(919)	(0.2)%
Total gross loans, net of
deferred fees	566,394	100.0%	566,607	100.0%
Less—allowance for loan losses	(7,429)		(7,005)
Total loans, net	$558,965		$559,602

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2009.

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate – mortgage	$73,179	$260,813	$74,705	$408,697
Real estate – construction	21,056	12,920	5,301	39,277
Total real estate	94,235	273,733	80,006	447,974

Commercial business	56,949	47,683	4,987	109,619
Consumer-other	4,498	4,593	569	9,660
Deferred origination fees, net	(253)	(473)	(133)	(859)
Total gross loans, net of
deferred fees	$155,429	$325,536	$85,429	$566,394

Loans maturing after one year with:
Fixed interest rates				$219,866
Floating interest rates				$191,099

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2008.

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate- mortgage	$68,356	253,325	66,286	387,967
Real estate- construction	30,555	13,390	17,941	61,886
Total real estate	98,911	266,715	84,227	449,853

Commercial business	56,291	46,275	3,913	106,479
Consumer- other	4,260	6,318	616	11,194
Deferred origination fees, net	(290)	(455)	(174)	(919)
Total gross loan, net of
deferred fees	$159,172	318,853	88,582	566,607

Loans maturing – after one year with
Fixed interest rates				$232,645
Floating interest rates				$174,790

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008

Balance, beginning of period	$7,005	$5,751

Loans charged-off	(327)	(127)

Recoveries of loans previously charged-off	1	-

Net loans (charged-off) recovery	$(326)	$(127)

Provision for loan losses	750	600

Balance, end of period	$7,429	$6,224

Allowance for loan losses to gross loans	1.31%	1.16%

Net charge-offs to average loans (annualized)	0.23%	0.10%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to assess the grading of our loans.

The allowance for loan losses was $7.4 million and $7.0 million at March 31, 2009 and December 31, 2008, respectively or 1.31% and 1.24% of outstanding loans, respectively.  During the year ended December 31, 2008, we had net charged-off loans of $1.9 million.  During the three months ended March 31, 2009 and 2008 we had net charge-offs of $326,000 and $127,000, respectively.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the three months ended March 31, 2009 and the year ended December 31, 2008.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	March 31,	December 31,
	2009	2008

Loans on nonaccrual:
Mortgage	$8,103	6,818
Commercial	1,660	868
Consumer	10	13
Total nonaccrual loans	9,773	7,699

Total of nonperforming loans	9,773	7,699

Other nonperforming assets	3,826	2,116

Total nonperforming assets	$13,599	9,815

Loans over 90 days past due (1)	$6,560	7,008

Nonperforming assets as a percentage of:
Total assets	1.93%	1.42%
Gross loans	2.40%

 (1)Loans over 90 days are included in nonaccrual loans

 At March 31, 2009 nonperforming assets were $13.6 million, or 1.93% of total assets and 2.40% of gross loans.  Comparatively, nonperforming assets were $9.8 million, or 1.42% of total assets and 1.73% of gross loans at December 31, 2008.  Nonaccrual loans increased $2.1 million to $9.8 million at March 31, 2009 from $7.7 million at December 31, 2008.  This increase is primarily related to commercial real estate and business loans.  The amount of foregone interest income on the nonaccrual loans in the first three months of 2009 was approximately $67,000.   The amount of interest income recorded in the first three months of 2009 for loans that were on nonaccrual at March 31, 2009 was approximately $21,000.

Other nonperforming assets include real estate acquired in settlement of loans.  These assets increased $1.7 million to $3.8 million at March 31, 2009 from $2.1 million at December 31, 2008.  The balance at March 31, 2009 includes 6 commercial properties totaling $3.7 million and 2 pieces of residential real estate for $151,000.  We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2009.

At March 31, 2009, impaired loans amounted to approximately $9.8 million for which a $1.1 million reserve was allocated in the allowance.

Deposits and Other Interest-Bearing Liabilities

                Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $213.1 million at March 31, 2009 and $200.9 million at December 31, 2008.

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

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 119% and 121% at March 31, 2009 and December 31, 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2009 and 2008.

	2009		2008
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$33,403	- %	$29,958	- %
Interest bearing demand deposits	41,975	0.69%	35,960	1.35%
Money market accounts	86,606	1.20%	88,609	2.55%
Saving accounts	1,991	0.18%	1,771	0.48%
Time deposits less than $100,000	45,396	3.33%	42,579	4.80%
Time deposits greater than $100,000	266,869	3.00%	238,564	4.90%
Total deposits	$476,240	2.28%	$437,441	3.77%

The increase in time deposits of $100,000 or more for the three months ended March 31, 2009 compared to the 2008 period resulted from a $29.0 million increase in wholesale deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $201.5 million and $205.9 million at March 31, 2009 and December 31, 2008, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2009 was as follows:

March 31,
2009

Three months or less	$67,755
Over three through six months	97,869
Over six through twelve months	43,415
Over twelve months	62,368
Total	$271,407

Capital Resources

                Total shareholders’ equity at March 31, 2009 was $58.0 million.  At December 31, 2008, total shareholders’ equity was $39.8 million.  The $18.2 million increase during the first three months of 2009 resulted primarily from the $17.3 million issuance of preferred stock as well as $487,000 from net income earned and $405,000 from an unrealized gain on securities available for sale.

On February 27, 2009, as part of the CPP, the Company entered into the CPP Purchase Agreement with the Treasury Department, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) annualized for the three months ended March 31, 2009 and the year ended December 31, 2008.  Since our inception, we have not paid cash dividends.

	March 31, 2009	December 31, 2008
Return on average assets	0.46%	0.27%

Return on average equity	4.29%	4.70%
Return on average common equity	4.13%	4.70%

Equity to total assets ratio	6.02%	5.73%
Common equity to total assets ratio	5.70%	5.73%

Our return on average assets was 0.46% for the three months ended March 31, 2009, an increase from 0.27% for the year ended December 31, 2008.  In addition, our return on average equity decreased to 4.29% from 4.70% for the first quarter ended March 31, 2009 and the year ended December 31, 2008, respectively.  The increase in the equity to total assets ratio from December 31, 2008 is primarily related to the $17.3 million received in conjunction with the issuance of preferred stock.  In addition, our return on average common equity was 4.13% and our common equity to total assets ratio was 5.70% for the three months ended March 31, 2009.

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

In October, 2008, President Bush signed in law the EESA in response to the financial crises affecting the banking system.  The Treasury Department and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.  Under the Treasury Department’s CPP, we received $17.3 million through issuance of Series T Preferred Stock and the CPP Warrant for common stock to the Treasury Department.  The Series T Preferred Stock issuance and the related CPP Warrant both qualify for Tier 1 capital and added approximately 300 basis points to that measure.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.  See discussion of shareholders’ equity above for additional details.

The following table sets forth the Company’s and the Bank’s various capital ratios at March 31, 2009 and at December 31, 2008.  For all periods, the Bank was considered “well capitalized” and the Company met or exceeded its applicable regulatory capital requirements.

	March 31, 2009		December 31, 2008
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.4%	12.9%	10.4%	12.8%
Tier 1 risk-based capital	12.2%	11.7%	9.2%	11.6%
Leverage capital	10.1%	9.7%	7.7%	9.8%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2009, unfunded commitments to extend credit were $84.4 million, of which $11.0 million was at fixed rates and $73.4 million was at variable rates.  At December 31, 2008, unfunded commitments to extend credit were $89.0 million, of which approximately $13.8 million was at fixed rates and $75.1 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2009, there was a $5.4 million commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following table sets forth information regarding our rate sensitivity as of March 31, 2009 for each of the time intervals indicated.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total

Interest-earning assets:
Federal funds sold	$3,668	$-	$-	$-	$3,668
Investment securities	5,104	31,036	33,531	17,579	87,250
Loans	276,667	38,479	184,205	55,828	555,178

Total earning assets	$285,439	$69,515	$217,736	$73,406	$646,096

Interest-bearing liabilities:
Money market and NOW	$125,738	$-	$-	$-	$125,738
Regular savings	2,045	-	-	-	2,045
Time deposits	79,660	170,834	64,150	-	314,644
Note payable and other borrowings	92,100	6,975	45,600	10,000	154,675
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$312,946	$177,809	$109,750	$10,000	$610,505

Period gap	$(27,507)	$(108,294)	$107,986	$63,406
Cumulative gap	(27,507)	(135,801)	(27,815)	35,591

Ratio of cumulative gap to total earning assets	(4.3%)	(21.0%)	(4.3%)	5.5%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008, at each of the time intervals.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold	$8,800	$-	$-	$-	$8,800
Investment securities	4,673	22,187	26,209	23,882	76,951
Loans	262,203	41,558	191,387	64,269	559,417

Total earning assets	$275,676	$63,745	$217,596	$88,151	$645,168

Interest-bearing liabilities:
Money market and NOW	$122,608	$-	$-	$-	$122,608
Regular savings	1,918	-	-	-	1,918
Time deposits	101,083	135,611	73,549	-	310,243
FHLB advances and related debt	94,575	14,500	45,600	10,000	164,675
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$333,587	$150,111	$119,149	$10,000	$612,847

Period gap	$(57,911)	$(86,366)	$98,447	$78,151
Cumulative Gap	(57,911)	(144,277)	(45,830)	32,321

Ratio of cumulative gap to total earning assets	(9.0%)	(22.4%)	(7.1%)	5.0%

We were liability sensitive during the year ended December 31, 2008 and through the three months ended March 31, 2009.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 46% and 43% of our loans were variable rate loans at March 31, 2009 and December 31, 2008, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (21.0%) because $135.8 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $12.5 million and $13.2 million, or 1.8% and 1.9% of total assets, respectively.  Our investment securities at March 31, 2009 and December 31, 2008 amounted to $96.4 million and $85.4 million, or 13.7% and 12.3% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, a substantive portion of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $43.8 million for which there were no borrowings against the lines at March 31, 2009.  However, we anticipate that one of these lines of credit totaling $15.0 million may not be available after July 29, 2009.  Accordingly, we are presently pursuing increasing our existing lines of credit as well as obtaining new federal funds purchased lines with other correspondent banks.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at March 31, 2009 was $4.1 million, based on the bank’s $7.4 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. Effective April 30, 2009, the Company has a $9.0 million line of credit with Silverton of which $5.0 million was outstanding at March 31, 2009.  See Note 2 to our Consolidated Financial Statements for a more detailed description of the terms of this line of credit and the consequences of the OCC closure of Silverton on this line of credit.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

                The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

                 Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2009 from that presented in our annual report on Form 10-K for the year ended December 31, 2008.  See “Market Risk” and “Liquidity and Interest Rate Sensitivity” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 5.  Other Information

             On April 30, 2009, the Company entered into an Amended and Restated Loan Agreement (the “Amended Loan Agreement”) with Silverton Bank, N.A.  For a more detailed description of the Amended Loan Agreement, see Note 2 to our Consolidated Financial Statements.  A copy of the Amended Loan Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

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

Not applicable

Item 3.            Defaults Upon Senior Securities.

                         Not applicable

Item 4.            Submission of Matters to a Vote of Security Holders.

                          Not applicable

Item 5.            Other Information.

                         Not applicable

Item 6.            Exhibits.

3.1                    Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).

4.1                    Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).

10.1                 Amended and Restated Loan Agreement.

10.2                  Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).

10.3                  Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).

10.4                  ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).

10.5                  Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).

10.6                  Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 7, 2009	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: May 7, 2009	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                       Description

3.1                                 Articles of Amendment to the Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).

4.1                                Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).

10.1                              Amended and Restated Loan Agreement.

10.2                              Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).

10.3                               Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).

10.4                               ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).

10.5                              Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).

10.6                               Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).

31.1                              Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                              Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                  Section 1350 Certifications.