Form 10-Q
period 2009-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2009-08-12
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
3,044,863 shares of common stock, $.01 par value per share, were issued and outstanding as of August 4, 2009.

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,978	$4,360
Federal funds sold	30,281	8,800
Investment securities available for sale	82,953	64,432
Investment securities held to maturity (fair value $10,665 and $12,618)	10,454	12,519
Other investments, at cost	9,145	8,461
Loans, net	561,684	559,602
Property and equipment, net	14,491	11,701
Accrued interest receivable	2,905	2,900
Other real estate owned	4,465	2,116
Bank owned life insurance	13,615	13,369
Deferred income taxes	3,414	3,864
Other assets	687	855

Total assets	$743,072	$692,979

Liabilities
Deposits	$496,147	$469,537
Official checks outstanding	1,549	1,277
Short-term repurchase agreements	13,821	-
Note Payable	5,000	15,000
Federal Home Loan Bank advances and related debt	149,675	149,675
Junior subordinated debentures	13,403	13,403
Accrued interest payable	2,226	2,247
Accounts payable and accrued expenses	1,937	2,054

Total liabilities	683,758	653,193

Shareholders’ equity
Preferred stock, par value $.01 per share, 10,000,000 shares authorized,
17,299 shares issued and outstanding	15,686	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
3,044,863 shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	30	30
Nonvested restricted stock	(20)	(27)
Additional paid-in capital	33,490	31,850
Accumulated other comprehensive income (loss)	460	(1,079)
Retained earnings	9,668	9,012

Total shareholders’ equity	59,314	39,786

Total liabilities and shareholders’ equity	$743,072	$692,979

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Interest income
Loans	$7,911	$8,901	$15,709	$17,910
Investment securities	1,167	1,306	2,260	2,555
Federal funds sold	3	97	8	181

Total interest income	9,081	10,304	17,977	20,646

Interest expense
Deposits	2,446	3,866	5,235	7,964
Borrowings	1,716	1,659	3,362	3,510
Total interest expense	4,162	5,525	8,597	11,474

Net interest income	4,919	4,779	9,380	9,172
Provision for loan losses	975	700	1,725	1,300

Net interest income after provision for loan losses	3,944	4,079	7,655	7,872

Noninterest income (loss)
Loan fee income	121	43	159	88
Service fees on deposit accounts	177	142	352	291
Income from bank owned life insurance	123	102	246	198
Real estate owned activity	3	7	(4)	(51)
Other income	95	81	180	160

Total noninterest income	519	375	933	686

Noninterest expenses
Compensation and benefits	1,963	1,806	3,888	3,524
Professional fees	155	127	291	241
Marketing	174	161	318	296
Insurance	639	143	792	272
Occupancy	440	349	857	697
Data processing and related costs	345	344	719	665
Telephone	59	42	110	76
Other	189	214	418	401

Total noninterest expenses	3,964	3,186	7,393	6,172

Income before income tax expense	499	1,268	1,195	2,386

Income tax expense	144	406	352	778

Net income	$355	$862	$843	$1,608

Preferred stock dividend to be paid	216	-	294	-
Dividend accretion	127	-	170	-

Net income available to common shareholders	$12	$862	$379	$1,608

Earnings per common share
Basic	$0.00	$0.29	$0.12	$0.54
Diluted	$0.00	$0.27	$0.12	$0.50

Weighted average common shares outstanding
Basic	3,044,863	2,987,686	3,044,863	2,976,319
Diluted	3,045,741	3,185,084	3,049,837	3,185,456

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009  AND 2008
 (Unaudited)

(dollars in thousands, except share data)

						Accumulated		Total
				Nonvested	Additional	other		share-
	Common stock		Preferred	restricted	paid-in	comprehensive	Retained	holders’
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2007	2,946,456	$29	$-	$(41)	$31,034	$96	$7,160	$38,278

Net income	-	-	-	-	-	-	1,608	1,608

Comprehensive income, net of tax -
Unrealized holding loss on
securities available for sale	-	-	-	-	-	(1,565)	-	(1,565)

Total comprehensive income	-	-	-	-	-	-	-	43

Proceeds from exercise of stock
options and warrants	49,662	1	-	-	307	-	-	308

Amortization of deferred
compensation on restricted stock	-	-	-	7	-	-	-	7

Compensation expense related to
stock options, net of tax	-	-	-	-	28	-	-	28

June 30, 2008	2,996,118	$30	$-	$(34)	$31,369	$(1,469)	$8,768	$38,664

December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786

Net income	-	-	-	-	-	-	843	843

Comprehensive income, net of tax -
Unrealized holding gain on
securities available for sale	-	-	-	-	-	1,539	-	1,539

Total comprehensive income	-	-	-	-	-	-	-	2,382

Preferred stock transactions:
Proceeds from issuance of 17,299
shares of preferred stock	-	-	15,856	-	-	-	-	15,856

Proceeds from issuance of
common stock warrants	-	-	-	-	1,418	-	-	1,418

Cash dividends on Series T preferred	-	-	-	-	-	-	(187)	(187)
at annual dividend rate of 5%

Dividend accretion	-	-	(170)	-	170	-	-	-

Amortization of deferred
compensation on restricted stock	-	-	-	7	-	-	-	7

Compensation expense related to
stock options	-	-	-	-	52	-	-	52

June 30, 2009	3,044,863	$30	$15,686	$(20)	$33,490	$460	$9,668	$59,314

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the six months ended
	June 30,
	2009	2008
	(Unaudited)
Operating activities
Net income	$843	$1,608
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,725	1,300
Depreciation and other amortization	293	235
Accretion and amortization of securities discounts and premium, net	205	79
Loss (gain) on sale of real estate	(6)	48
Write-down of real estate owned	10	-
Compensation expense related to stock options and grants	59	35
Increase in cash surrender value of bank owned life insurance	(246)	(197)
Decrease (increase) in deferred tax asset	(349)	165
Decrease in other assets, net	162	212
Increase in other liabilities, net	134	43

Net cash provided by operating activities	2,830	3,528

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(6,547)	(40,183)
Purchase of property and equipment	(3,083)	(2,361)
Purchase of investment securities:
Available for sale	(24,649)	(16,666)
Other investments	(894)	(909)
Payments and maturity of investment securities:
Available for sale	8,282	4,417
Held to maturity	2,045	1,561
Other investments	210	1,164
Proceeds from sale of real estate acquired in settlement of loans	387	47

Net cash used for investing activities	(24,249)	(52,930)

Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	26,610	70,126
Increase in short-term repurchase agreements	13,821	-
Decrease in note payable	(10,000)	-
Decrease in Federal Home Loan Bank advances and related debt	-	(820)
Proceeds from the issuance of preferred stock	15,856	-
Proceeds from the issuance of stock warrant	1,418	-
Cash dividend on preferred stock	(187)	-
Proceeds from the exercise of stock options and warrants	-	308

Net cash provided by financing activities	47,518	69,614

Net increase in cash and cash equivalents	26,099	20,212

Cash and cash equivalents at beginning of the period	13,160	16,971

Cash and cash equivalents at end of the period	$39,259	$37,183

Supplemental information
Cash paid for
Interest	$8,618	$12,172
Income taxes	$545	$1,781

Schedule of non-cash transactions
Foreclosure of real estate	$2,740	$1,907
Unrealized gain (loss) on securities, net of income taxes	$1,539	$(1,565)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2008 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

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

Subsequent Events

In accordance with SFAS 165, “Subsequent Events”, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through August 12, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

NOTE 2.  Note Payable

The Company had a $5.0 million term note with Silverton Bridge Bank, N.A. (“Silverton”) at June 30, 2009.  The note matures on April 30, 2014 and bears interest at the prime rate plus 0.5% with a floor rate of 4.0%.  The Company has pledged all of the stock of the Bank as collateral for this note. The loan agreement contains various financial covenants related to net income and asset quality.   As of June 30, 2009, the Company was in compliance with all the requirements.

NOTE 3.  Preferred Stock Issuance

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

NOTE 4.  Earnings per Common Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2009 and 2008 (dollars in thousands).  Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At June 30, 2009 and 2008, 188,113 and 59,750 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended June 30,
		2009	2008

Numerator:
	Net income	$355	$862
Less:	Preferred stock dividends to be paid	216	-
	Dividend accretion (1)	127	-
	Net income available to common shareholders	$12	$862

Denominator:
	Weighted-average common shares outstanding – basic	3,044,863	2,987,686
	Common stock equivalents	878	197,398
	Weighted-average common shares outstanding – diluted	3,045,741	3,185,084

Earnings per common share:
	Basic	$0.00	$0.29
	Diluted	$0.00	$0.27

		Six months ended June 30,
		2009	2008

Numerator:
	Net income	$843	$1,608
Less:	Preferred stock dividends to be paid	294	-
	Dividend accretion (1)	170	-
	Net income available to common shareholders	$379	$1,608

Denominator:
	Weighted-average common shares outstanding – basic	3,044,863	2,976,319
	Common stock equivalents	4,974	209,137
	Weighted-average common shares outstanding – diluted	3,049,837	3,185,456

Earnings per common share:
	Basic	$0.12	$0.54
	Diluted	$0.12	$0.50

                                                                                            (1) Preferred stock dividend required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

NOTE 5.  Stock Based Compensation

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

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 26.76% for 2009 and 2008, risk-free interest rate of 3.72% for 2009 and 2008, expected lives of the options were 10 years, and the assumed dividend rate was zero.

NOTE 6.  Fair Value Measurement

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

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$39,259	$39,259	$13,160	$13,160
Investment securities available for sale	82,953	82,953	64,432	64,432
Investment securities held to maturity	10,454	10,665	12,519	12,618
Other investments	9,145	9,145	8,461	8,461
Loans, net	561,684	574,369	559,602	564,573
Bank owned life insurance	13,615	13,615	13,369	13,369

Financial Liabilities:
Deposits	496,147	461,916	469,537	447,427
Short-term repurchase agreements	13,821	13,808	-	-
Federal Home Loan Bank advances and related debt	149,675	166,893	149,675	158,216
Note payable	5,000	5,140	15,000	15,000
Junior subordinated debentures	13,403	13,403	13,403	13,403

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

Assets measured at fair value on a recurring basis as of June 30, 2009 are as follows:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Collateralized Mortgage Obligations	$-	$-	$7,029
Other securities available for sale	53	75,871	-
Other investments	-	-	9,145

Total	$53	$75,871	$16,174

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.1% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount, net of specific reserves, of impaired loans at June 30, 2009 was $7.3 million.  In addition, real estate acquired in settlement of loans is valued at $4.5 million at June 30, 2009.

The table below presents a reconciliation for the period of January 1, 2009 to June 30, 2009, for all Level 3 assets that are measured at fair value on a recurring basis.

	Collateralized
	mortgage	Other
	obligations	investments

Beginning balance	$5,213	$8,461
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	2,259	-
Purchases, sales and principal reductions	(443)	684
Transfers in and/or out of Level 3	-	-

Ending Balance	$7,029	$9,145

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

•   changes in technology;

•   changes in deposit flows;

•   changes in monetary and tax policies;

•   the adequacy of level of our allowance for loan loss;

•   the rate of delinquencies and amounts of charge-offs;

•   the rates of loan growth and the lack of seasoning of our loan portfolio;

•   increased funding costs due to market illiquidity, increased competition for funding, and/or regulatory requirements;

•   our ability to retain our existing customers, including our deposit relationships;

•   adverse changes in asset quality and resulting credit risk-related losses and expenses;

•   the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•   loss of consumer confidence and economic disruptions resulting from terrorist activities;

•   changes in the securities markets; and

•   other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We have based our forward looking statements on our current expectations about future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the second quarter of 2009, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including Southern First. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in our market areas.

Our business model continues to be client-focused, utilizing relationship teams to provide our clients with a specific banker contact and support team responsible for all of their banking needs.  The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage.  We consider exceptional client service to be a critical part of our culture, which we refer to as “ClientFIRST.”

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

Effect of Economic Trends

The first six months of 2009 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions during 2008and during the first six months of 2009, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. government.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury (“Treasury”) and the Federal Reserve Bank (“Federal Reserve”) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the Troubled Asset Relief Program (“TARP”), the Financial Stability Plan, the American Recovery and Reinvestment Act (“ARRA”) and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP Capital Purchase Program or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

The weak economic conditions are expected to continue through 2009. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•   The EESA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•   On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•   On October 14, 2008, the U.S. Treasury announced the creation of the CPP which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

•   On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•       The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•       The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•   On February 17, 2009, the American Recovery and Reinvestment Act (“ARRA”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The ARRA specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The ARRA also imposes certain limitations on compensation paid by participants in the U.S. Treasury's Troubled Asset Relief Program.

•   On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•      The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•      The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

In response to the above regulatory initiatives, we entered into the CPP Purchase Agreement with the Treasury Department on February 27, 2009, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the OCC before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

We will participate in the TAGP and have opted out of the DGP.

RESULTS OF OPERATIONS

Income Statement Review

Summary

Three months ended June 30, 2009 and 2008

Our net income was $355,000 and $862,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $507,000, or 58.8%.  The decrease in net income resulted primarily from increases of $778,000 in noninterest expenses and $275,000 in provision for loan losses, partially offset by increases of $140,000 in net interest income and $144,000 in noninterest income and a $262,000 decrease in income tax expense.  Our efficiency ratio, excluding real estate owned activity, was 72.9% for the three months ended June 30, 2009 compared to 61.9% for the same period in 2008.  The higher efficiency ratio relates primarily to the additional FDIC insurance costs during the second quarter of 2009 as well as administrative costs associated with our two new retail offices.

Six months ended June 30, 2009 and 2008

Our net income was $843,000 and $1.6 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $765,000, or 47.6%.  The decrease in net income resulted primarily from increases of $1.2 million in noninterest expenses and $425,000 in the provision for loan losses, partially offset by increases of $208,000 in net interest income and $247,000 in noninterest income and a decrease of $426,000 in income tax expense.  Our efficiency ratio, excluding real estate owned activity, was 71.7% for the six months ended June 30, 2009 from 62.3% for the same period in 2008.  The higher efficiency ratio relates primarily to the additional FDIC insurance costs during 2009 as well as administrative costs associated with our two new retail offices.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  For the three months ended June 30, 2009 and 2008, our net interest income was $4.9 million and $4.8 million, respectively.  Our average earning assets increased $13.0 million during the three months ended June 30, 2009 compared to the average for the three months ended June 30, 2008, while our interest bearing liabilities increased only $4.0 million.  The lesser increase in average interest bearing liabilities is due to the utilization of $17.3 million received for the issuance of preferred stock under the Treasury’s Capital Purchase Program.

Our net interest income was $9.4 million and $9.2 million for the six month periods ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, our average earning assets increased $25.9 million and our average interest bearing liabilities increased $24.6 million compared to the six months ended June 30, 2008.  The increase in average earning assets is primarily related to a $28.9 million increase in our average loans, while the increase in average interest-bearing liabilities is related to an increase in our time deposits, specifically, wholesale certificates of deposit.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2009 and 2008.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities (dollars in thousands).  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month and six month periods ended June 30, 2009 and 2008, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

Earnings
Federal funds sold	$11,321	$3	0.11%	$19,431	$97	2.01%
Investment securities, taxable	99,808	1,131	4.55%	95,409	1,270	5.35%
Investment securities, nontaxable (2)	3,775	58	6.17%	3,755	58	6.22%
Loans	567,023	7,911	5.60%	550,364	8,901	6.50%
Total interest-earning assets	681,927	9,103	5.35%	668,959	10,326	6.21%
Noninterest-earning assets	37,390			24,463
Total assets	$719,317			$693,422
Interest-bearing liabilities
NOW accounts	$43,045	72	0.67%	$40,058	97	0.98%
Savings & money market	82,164	225	1.10%	88,344	370	1.68%
Time deposits	323,173	2,149	2.67%	316,466	3,399	4.32%
Total interest-bearing deposits	448,382	2,446	2.19%	444,868	3,866	3.50%
Note payable and other borrowings	158,316	1,600	4.05%	157,784	1,495	3.81%
Junior subordinated debentures	13,403	116	3.47%	13,403	164	4.92%
Total interest-bearing liabilities	620,101	4,162	2.69%	616,056	5,525	3.61%
Noninterest-bearing liabilities	40,368			37,606
Shareholders’ equity	58,848			39,760
Total liabilities and shareholders’ equity	$719,317			$693,422
Net interest spread			2.66%			2.60%
Net interest income (tax equivalent) / margin		$4,941	2.91%		$4,801	2.88%
Less: tax-equivalent adjustment (2)		22			22
Net interest income		$4,919			$4,779

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2009 was 2.91% compared to 2.88% for the three months ended June 30, 2008.  During the second quarter of 2009, interest-earning assets averaged $681.9 million compared to $669.0 million in the second quarter of 2008.

Our net interest spread was 2.66% for the three months ended June 30, 2009 compared to 2.60% for the three months ended June 30, 2008.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 6 basis point increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended June 30, 2009.  Given the 500 basis point decrease in short-term rates over the past two years, the rates on our new and maturing loans and deposits are much lower than they were in the past.  However, in response to the significant decrease in rates, we began instituting interest rate floors on our new and maturing loans during the second half of 2008 and have recently changed our focus to increasing the amount of variable rate loans in our portfolio.  Our variable rate loans as a percentage of total loans increased from 40% at June 30, 2008 to 48% at June 30, 2009.  We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

Despite a 175 basis point decline in short-term rates in the past 12 months, our loan yield decreased only 90 basis points for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Offsetting the decrease in our loan yield was a 131 basis point decrease in the cost of our interest-bearing deposits for the second quarter of 2009 compared to the same period in 2008, primarily related to the cost of our time deposits which have renewed at rates much lower than their original rates.

In addition, the cost of our borrowings, specifically our junior subordinated debt, has declined in the second quarter of 2009 compared to the same period in 2008 due to the variable rates of the debt.  As of June 30, 2009, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $12.9 million increase in noninterest-earning assets during the three months ended June 30, 2009 compared to the same period in 2008 is due primarily to a $4.4 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, SC as well as increases of $4.5 million in bank-owned life insurance and $1.7 million in other real estate owned.  In addition, the $19.1 million increase in shareholders’ equity during the 2009 period is primarily related to the $17.3 million received for the issuance of preferred stock under the Treasury’s Capital Purchase Program.

	Average Balances, Income and Expenses, Yields and Rates
	For the Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)

Earnings
Federal funds sold	$9,909	$8	0.16%	$14,877	$181	2.45%
Investment securities, taxable	94,655	2,188	4.67%	92,702	2,483	5.39%
Investment securities, nontaxable (2)	3,791	116	6.19%	3,774	116	6.19%
Loans	566,741	15,709	5.60%	537,815	17,910	6.70%
Total interest earning assets	675,096	18,021	5.40%	649,168	20,690	6.41%
Non-interest earning assets	37,449			23,504
Total assets	$712,545			$672,672
Interest bearing liabilities
NOW accounts	$42,513	143	0.68%	$38,009	219	1.16%
Savings & money market	85,363	482	1.14%	89,362	933	2.10%
Time deposits	317,750	4,610	2.93%	298,804	6,812	4.58%
Total interest-bearing deposits	445,626	5,235	2.38%	426,175	7,964	3.76%
Note payable and other borrowings	161,559	3,122	3.91%	156,407	3,113	3.98%
Junior subordinated debentures	13,403	240	3.62%	13,403	397	5.96%
Total interest bearing liabilities	620,588	8,597	2.80%	595,985	11,474	3.87%
Non-interest bearing liabilities	39,465			37,189
Shareholders’ equity	52,492			39,498
Total liabilities and shareholders’ equity	$712,545			$672,672
Net interest spread			2.60%			2.54%
Net interest income (tax equivalent) / margin		$9,424	2.82%		$9,216	2.85%
Less: tax-equivalent adjustment (2)		44			44
Net interest income / margin		$9,380			$9,172

(1) Annualized for the six month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2009 was 2.82% compared to 2.85% for the six months ended June 30, 2008.  During the first six months of 2009, interest-earning assets averaged $675.1 million compared to $649.2 million during the same period of 2008.  Our net interest spread, was 2.60% for the six months ended June 30, 2009 compared to 2.54% for the six months ended June 30, 2008.

The 6 basis point increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended June 30, 2009.  Given the 500 basis point decrease in short-term rates over the past two years, the rates on our new and maturing loans and deposits are much lower than they were in the past.  However, in response to the significant decrease in rates, we have begun instituting interest rate floors on our new and maturing loans and have recently changed our focus to increasing the amount of variable rate loans in our portfolio.  We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

Despite a 175 basis point decline in short-term rates in the past 12 months, our loan yield decreased only 101 basis points for the six months ended June 30, 2009 compared to the same period in 2008.  Offsetting the decrease in our loan yield was a 138 basis point decrease in the cost of our interest-bearing deposits for the first six months of 2009 compared to the six months ended June 30, 2008, primarily related to the cost of our time deposits which have renewed at rates much lower than their original rates.

In addition, the cost of our borrowings, specifically our junior subordinated debt, has declined during the six month period ended June 30, 2009 compared to the same period in June 30, 2008 due to the variable rates of the debt.  As of June 30, 2009, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $13.9 million increase in noninterest-earning assets during the six months ended June 30, 2009 compared to the same period in 2008 is due primarily to a $4.3 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, SC as well as increases of $4.5 million in bank-owned life insurance and $2.0 million in other real estate owned.  In addition, the $13.0 million increase in shareholders’ equity during the 2009 period is primarily related to the $17.3 million received for the issuance of preferred stock under the Treasury’s Capital Purchase Program.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended
	June 30, 2009 vs. 2008				June 30, 2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$264	$(1,217)	$(37)	$(990)	$1,868	$(1,153)	$(268)	$447
Investment securities	57	(188)	(8)	(139)	223	(2)	(1)	220
Federal funds sold	(41)	(92)	39	(94)	62	(128)	(39)	(105)
Total interest income	280	(1,497)	(6)	(1,223)	2,153	(1,283)	(308)	562

Interest expense
Deposits	50	(1,451)	(19)	(1,420)	922	(739)	(194)	(11)
Note payable and other	5	100	-	105	321	(220)	(54)	47
Junior subordinated debt	-	(48)	-	(48)	(18)	(91)	6	(103)
Total interest expense	55	(1,399)	(19)	(1,363)	1,225	(1,050)	(242)	(67)

Net interest income	$225	$(98)	$13	$140	$928	$(233)	$(66)	$629

	Six Months Ended
	June 30, 2009 vs. 2008				June 30, 2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$963	$(3,002)	$(162)	$(2,201)	$3,855	$(1,739)	$(425)	$1,691
Investment securities	(38)	(261)	4	(295)	422	11	2	435
Federal funds sold	(60)	(169)	56	(173)	24	(194)	(13)	(183)
Total interest income	865	(3,432)	(102)	(2,669)	4,301	(1,922)	(436)	1,943

Interest expense
Deposits	392	(2,974)	(147)	(2,729)	1,605	(947)	(211)	447
Note payable and other	88	(77)	(2)	9	793	(333)	(100)	360
Junior subordinated debt	-	(157)	-	(157)	(5)	(98)	1	(102)
Total interest expense	480	(3,208)	(149)	(2,877)	2,393	(1,378)	(310)	705

Net interest income	$385	$(224)	$47	$208	$1,908	$(544)	$(126)	$1,238

Net interest income, the largest component of our income, was $4.9 million and $4.8 million for the three months ended June 30, 2009 and 2008, respectively.  The slight increase in the second quarter of 2009 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $13.0 million higher during the three months ended June 30, 2009 compared to the same period in 2008.  During the same period, average interest-bearing liabilities increased $4.0 million.  The higher average balances resulted in $225,000 of additional net interest income for the three months ended June 30, 2009, while lower rates on the average balances reduced net interest income by $98,000.

In addition, net interest income was $9.4 million and $9.2 million for the six months ended June 30, 2009 and 2008, respectively.  The small increase in the 2009 period related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $25.9 million higher during the six months ended June 30, 2009 compared to the same period in 2008.  During the same period, average interest-bearing liabilities increased $24.6 million.  The higher average balances resulted in $385,000 of additional net interest income for the three months ended June 30, 2009, while lower rates on the average balances reduced net interest income by $224,000.

Three months ended June 30, 2009 and 2008

Interest income for the three months ended June 30, 2009 was $9.1 million, consisting of $7.9 million on loans, $1.2 million on investments, and $3,000 on federal funds sold.  Interest income for the three months ended June 30, 2008 was $10.3 million, consisting of $8.9 million on loans, $1.3 million on investments, and $97,000 on federal funds sold.  Interest on loans for the three months ended June 30, 2009 and 2008 represented 87.1% and 86.4%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.9% and 13.6%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.2% and 82.3% of average interest-earning assets for the three months ended June 30, 2009 and 2008, respectively.  Included in interest income on loans for the three months ended June 30, 2009 and 2008 was $149,000 and $239,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended June 30, 2009 was $4.2 million, consisting of $2.5 million related to deposits and $1.7 million related to other borrowings.  Interest expense for the three months ended June 30, 2008 was $5.5 million, consisting of $3.9 million related to deposits and $1.6 million related to other borrowings.  Interest expense on deposits for the three months ended June 30, 2009 and 2008 represented 58.8% and 70.0%, respectively, of total interest expense, while interest expense on other borrowings represented 41.2% and 30.0%, respectively, of total interest expense for the same three month periods.  During the three months ended June 30, 2009, average interest-bearing deposits increased by $3.5 million over the same period in 2008, while our notes payable and other borrowings increased $532,000 during the three months ended June 30, 2009 over the same period in 2008.  The note payable and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Six months ended June 30, 2009 and 2008

Interest income for the six months ended June 30, 2009 was $18.0 million, consisting of $15.7 million on loans, $2.3 million on investments, and $8,000 on federal funds sold.  Interest income for the six months ended June 30, 2008 was $20.7 million, consisting of $17.9 million on loans, $2.6 million on investments, and $181,000 on federal funds sold.  Interest income on loans for the six months ended June 30, 2009 and 2008 represented 87.4% and 86.8%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.6% and 13.2%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 84.0% and 82.9% of average interest-earning assets for the six months ended June 30, 2009 and 2008, respectively.  Included in interest income on loans for the six months ended June 30, 2009 and 2008 was $317,000 and $435,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the six months ended June 30, 2009 was $8.6 million, consisting of $5.2 million related to deposits and $3.4 million related to borrowings.  Interest expense for the six months ended June 30, 2008 was $11.5 million, consisting of $8.0 million related to deposits and $3.5 million related to borrowings.  Interest expense on deposits for the six months ended June 30, 2009 and 2008 represented 60.9% and 69.4%, respectively, of total interest expense, while interest expense on other borrowings represented 39.1% and 30.6%, respectively, of total interest expense for the same six month periods.  During the six months ended June 30, 2009, average interest-bearing deposits increased by $19.5 million over the same period in 2008, while our notes payable and other borrowings increased $5.2 million during the six months ended June 30, 2009 over the same period in 2008.  The note payable and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

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

Three and six months ended June 30, 2009 and 2008

For the three months ended June 30, 2009 and 2008, we incurred a noncash expense related to the provision for loan losses of $975,000 and $700,000, respectively, bringing the allowance for loan losses to $7.7 million and $6.5 million, respectively.  The allowance represented 1.36% of gross loans at June 30, 2009 and 1.18% of gross loans at June 30, 2008.  During the three months ended June 30, 2009, we charged-off $668,000 of loans and recorded $3,000 of recoveries on loans previously charged-off.  During the three months ended June 30, 2008, we charged-off $470,000 of loans and recorded $10,000 of recoveries on loans previously charged-off.  The $665,000 and $460,000 net charge-offs during the second quarters of 2009 and 2008, respectively, represented 0.47% and 0.34% of the average outstanding loan portfolio for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009, we incurred a noncash expense related to the provision for loan losses of $1.7 million, bringing the allowance for loan losses to $7.7 million, or 1.36% of gross loans, as of June 30, 2009.  The $1.7 million provision for the six months ended June 30, 2009 related primarily to the level of charge-offs that occurred during this period.   In contrast, for the six months ended June 30, 2008, we added $1.3 million to the provision for loan losses, resulting in an allowance of $6.5 million at June 30, 2008.  We charged-off $598,000 of loans and recorded $10,000 of recoveries on loans previously charged-off during the six months ended June 30, 2008.  The $991,000 and $588,000 net charge-offs during the first six months of 2009 and 2008, respectively, represented 0.35% and 0.22% of the average outstanding loan portfolio for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the allowance for loan losses represented less than one time the amount of non-performing loans, compared to 2.1 times at June 30, 2008.  The coverage level of the allowance at June 30, 2009 decreased from the coverage level at June 30, 2008 due to an increase in non-performing loans.  A significant portion, or 78.0%, of nonperforming loans at June 30, 2009 are secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  As a result of this level of coverage on non-performing loans, we believe the provision of $1.7 million for the six months ended June 30, 2009 to be adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income (dollars in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Loan fee income	$121	$43	$159	$88
Service fees on deposit accounts	177	142	352	291
Income from bank owned life insurance	123	102	246	198
Real estate owned activity	3	7	(4)	(51)
Other income	95	81	180	160
Total noninterest income	$519	$375	$933	$686

Three months ended June 30, 2009 and 2008

Noninterest income for the three month period ended June 30, 2009 was $519,000, an increase of 38.4% over noninterest income of $375,000 for the same period of 2008.  The $144,000 increase during the 2009 period is related primarily to increases of $78,000 in loan fee income, $35,000 in service fees on deposit accounts, and $21,000 in income from bank owned life insurance.

Loan fee income was $121,000 and $43,000 for the three months ended June 30, 2009 and 2008, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  The $78,000 increase for the three months ended June 30, 2009 compared to the same period in 2008 related primarily to an $86,000 increase in mortgage origination fees, partially offset by a decrease of $10,000 in fees related to lines and letters of credit.  Mortgage origination fees were $86,000 for the three months ended June 30, 2009 compared to $0 for the same period in 2008.  Income related to fees received from the issuance of lines and letters of credit was $9,000 and $19,000 for the second quarters of 2009 and 2008, respectively, while late charge fees were $23,000 and $24,000 for the three month periods ended June 30, 2009 and 2008, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $177,000 and $142,000 for the three months ended June 30, 2009 and 2008, respectively.  The $35,000 increase is primarily related to a $22,000 increase in NSF fees, an $11,000 increase in deposit related fees such as service charges, and a $2,000 increase in overdraft and returned item fees.  Service charge fees were $58,000 and $47,000 for the three months ended June 30, 2009 and 2008, respectively, while other fees such as overdraft and returned item fees were $11,000 and $9,000 for the same periods in 2009 and 2008, respectively.  NSF fee income was $108,000 and $86,000 for the second quarters of 2009 and 2008, respectively, representing 61.0% of total service fees on deposits in the 2009 period compared to 60.6% of total service fees on deposits in the 2008 period.

We purchased an additional $4.0 million of bank owned life insurance during the second half of 2008.  Income derived from life insurance was $123,000 and $102,000 for the three months ended June 30, 2009 and 2008, respectively.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans.  For the three months ended June 30, 2009 and 2008, income received on the properties exceeded our expenses related to owning the real estate by $3,000 and $7,000, respectively.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $95,000 and $81,000 for the three months ended June 30, 2009 and 2008, respectively.  The $14,000 increase relates primarily to a $10,000 increase in debit card transaction fees and a $4,000 increase in other client service related fees.  Debit card transaction fees were $69,000 and $59,000 for the three months ended June 30, 2009 and 2008, respectively, and represented 72.6% and 72.8% of total other income for the second quarters of 2009 and 2008, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $26,000 and $24,000 for the three months ended June 30, 2009 and 2008, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended June 30, 2009 and 2008 was $43,000 and $35,000, respectively.  Wire transfer and other deposit related fees were $26,000 and $22,000 for the second quarters ended June 30, 2009 and 2008, respectively.

Six months ended June 30, 2009 and 2008

Noninterest income in the six month period ended June 30, 2009 was $933,000, an increase of 36.0% over noninterest income of $686,000 in the same period of 2008.  The $247,000 increase in noninterest income is related to increases of $71,000 in loan fee income, $61,000 in service fees on deposit accounts, $48,000 in income from bank owned life insurance, $47,000 in real estate owned activity, and $20,000 in other income.

Loan fee income was $159,000 and $88,000 for the six months ended June 30, 2009 and 2008, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  The $71,000 increase for the six months ended June 30, 2009 compared to the same period in 2008 related primarily to an increase of $83,000 in mortgage origination fees, partially offset by decreases of $6,000 in late charge fees and $6,000 in fees from issuance of lines and letters of credit.  Mortgage origination fees were $89,000 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.  Late charge fees were $47,000 and $53,000 for the six months ended June 30, 2009 and 2008, respectively, while income related to issuance of lines and letters of credit was $23,000 and $29,000 for the same periods in 2009 and 2008, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $352,000 and $291,000 for the six months ended June 30, 2009 and 2008, respectively.  The $61,000 increase is primarily related to increases of $31,000 in deposit related fees such as service charges, $16,000 in overdraft and returned item fees, and $14,000 in NSF fees. Service charge fees were $115,000 and $84,000 for the six months ended June 30, 2009 and 2008, respectively, while other fees such as overdraft and returned item fees were $26,000 and $10,000, respectively.  NSF income increased $14,000 to $211,000 for the six months ended June 30, 2009 from $197,000 for the same period in 2008, representing 59.9% of total service fees on deposits in the 2009 period compared to 67.7% of total service fees on deposits in the 2008 period.

We purchased an additional $4.0 million of bank owned life insurance during the second half of 2008.  Income derived from life insurance was $246,000 and $198,000 for the six months ended June 30, 2009 and 2008, respectively.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans.  For the six months ended June 30, 2009 and 2008, our expenses related to owning the real estate exceeded income received on the properties by $4,000 and $51,000, respectively.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $180,000 and $160,000 for the six months ended June 30, 2009 and 2008, respectively.  The $20,000 increase relates primarily to an $18,000 increase in debit card transaction fees and a $2,000 increase in other client service related fees.  Debit card transaction fees were $127,000 and $109,000 for the six months ended June 30, 2009 and 2008, respectively and represented 70.6% and 68.1% of total other income for the first six months of 2009 and 2008, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $48,000 and $44,000 for the six months ended June 30, 2009 and 2008, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the six months ended June 30, 2009 and 2008 was $79,000 and $65,000, respectively.

Noninterest expenses

                The following table sets forth information related to our noninterest expenses (dollars in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Compensation and benefits	$1,963	1,806	$3,888	$3,524
Professional fees	155	127	291	241
Marketing	174	161	318	296
Insurance	639	143	792	272
Occupancy	440	349	857	697
Data processing and related costs	345	344	719	665
Telephone	59	42	110	76
Other	189	214	418	401
Total noninterest expenses	$3,964	3,186	$7,393	$6,172

Three months ended June 30, 2009 and 2008

We incurred noninterest expenses of $4.0 million for the three months ended June 30, 2009 compared to $3.2 million for the three months ended June 30, 2008, an increase of $778,000 or 24.4%.

Noninterest expense as a percentage of noninterest income and net interest income, or the efficiency ratio, was 72.9% for the three months ended June 30, 2009 compared to 61.8% for the same period in 2008. The primary reason for the higher efficiency ratio in the 2009 period is due to increased FDIC insurance premiums and the additional retail offices and their related expenses.  The initial operating costs for our two new office locations in their first year of operations exceed the benefits from obtaining additional low cost deposits.  As these branch offices increase their retail deposits, we anticipate that our efficiency ratio will begin to improve; however, no assurance can be given that the levels of deposits will cover the additional expenses or that other costs will not increase.

For the three months ended June 30, 2009, compensation and benefits, occupancy, and data processing and related costs represented 69.3% of the total noninterest expense compared to 78.4% for the same period in 2008.

Six months ended June 30, 2009 and 2008

We incurred noninterest expenses of $7.4 million for the six months ended June 30, 2009 compared to $6.2 million for the six months ended June 30, 2008, an increase of $1.2 million, or 19.8%

The efficiency ratio, or noninterest expense as a percentage of noninterest income and net interest income, was 71.7% for the six months ended June 30, 2009 compared to 62.6% for the same period in 2008. Increased FDIC insurance premiums and expenses related to the additional two retail offices contributed to the higher efficiency ratio for the 2009 period.  The initial operating costs for our two new office locations in their first year of operations exceed the benefits from obtaining additional low cost deposits.  As these branch offices increase their retail deposits, we anticipate that our efficiency ratio will begin to improve; however, no assurance can be given that the levels of deposits will cover the additional expenses or that other costs will not increase.

For the six months ended June 30, 2009, compensation and benefits, occupancy, and data processing and related costs represented 73.9% of the total noninterest expense compared to 79.2% for the same period in 2008.

The following table sets forth information related to our compensation and benefits (dollars in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Base compensation	$1,411	$1,243	$2,748	$2,402
Incentive compensation	233	318	442	565
Total compensation	1,644	1,561	3,190	2,967
Benefits	352	293	767	641
Capitalized loan origination costs	(33)	(48)	(69)	(84)
Total compensation and benefits	$1,963	$1,806	$3,888	$3,524

Three months ended June 30, 2009 and 2008

Total compensation and benefits expense was $2.0 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively.   Compensation and benefits represented 49.5% and 56.7% of our total noninterest expense for the three months ended June 30, 2009 and 2008, respectively.  The $157,000 increase in compensation and benefits in the second quarter of 2009 compared to the same period in 2008 resulted from increases of $168,000 in base compensation and $59,000 in benefits expense, partially offset by a reduction of $85,000 in incentive compensation expense.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $15,000.

The $168,000 increase in base compensation expense related to the cost of four additional employees as well as the employees hired in mid-June 2008 to staff our two new office locations.  In addition, to staffing the new office locations, we have added positions in mortgage origination, client services and accounting and human resources.   Incentive compensation represented 11.9% and 17.6 % of total compensation and benefits for the three months ended June 30, 2009 and 2008, respectively.  The incentive compensation expense recorded for the second quarters of 2009 and 2008 represented an accrual of the estimated incentive compensation earned during the second quarter of the respective year.  Benefits expense increased $59,000 in the second quarter of 2009 compared to the same period in 2008.  Benefits expense represented 21.4% and 18.8% of the total compensation for the three months ended June 30, 2009 and 2008, respectively.

Six months ended June 30, 2009 and 2008

Total compensation and benefits expense was $3.9 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively.   Compensation and benefits represented 52.6% and 57.1% of our total noninterest expense for the six months ended June 30, 2009 and 2008, respectively.  The $364,000 increase in compensation and benefits in the first six months of 2009 compared to the same period in 2008 resulted from increases of $346,000 in base compensation and $126,000 in benefits expense, partially offset by a reduction of $123,000 in incentive compensation.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $15,000.

The $346,000 increase in base compensation expense related to the cost of 4 additional employees as well as the employees hired in mid-June 2008 to staff our two new office locations.  In addition, to staffing the new office locations, we have added positions in mortgage origination, client services and accounting and human resources.   Incentive compensation represented 11.4% and 16.0 % of total compensation and benefits for the six months ended June 30, 2009 and 2008, respectively.  The incentive compensation expense recorded for the first six months of 2009 and 2008 represented an accrual of the estimated incentive compensation earned during the first six months of the respective year.  Benefits expense increased $126,000 in the first six months of 2009 compared to the same period in 2008.  Benefits expense represented 24.0% and 21.6% of the total compensation for the six months ended June 30, 2009 and 2008, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Data processing costs	$257	$261	$551	$510
Debit card transaction expense	26	24	48	44
Courier expense	27	24	54	48
Other expenses	35	35	66	63
Total data processing and related costs	$345	$344	$719	$665

Three and six months ended June 30, 2009 and 2008

Total data processing and related costs were $345,000 and $344,000, an increase of $1,000 for the three months ended June 30, 2009 and 2008, respectively.   During the three months ended June 30, 2009, our data processing costs for our core processing system were $257,000 compared to $261,000 for the three months ended June 30, 2008.  During the first six months of 2009 and the same period of 2008, our data processing and related costs were $719,000 and $665,000, respectively, an increase of $54,000, or 8.1%.   We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs decreased $4,000, or 1.5%, from $261,000 to $257,000 for the three months ended June 30, 2009 compared to the same period in 2008.  While a significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, we incurred certain non-recurring costs during the three months ended June 30, 2008.  We opened two new retail offices during the summer of 2008 which were charged additional data communications for the initial set-up process.  In addition, during 2008, we contracted with a third party to provide certain IT technical support and assistance. These additional costs in 2008 equaled approximately $29,000.  During the six months ended June 30, 2009 and 2008, data processing costs for our core processing system were $551,000 and $510,000, respectively, an increase of $41,000, or 8.0%.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.   Debit card transaction expense was $26,000 and $24,000 for the three months ended June 30, 2009 and 2008, respectively, and $48,000 and $44,000 for the six months ended June 30, 2009 and 2008, respectively.

Occupancy expense represented 11.1% and 11.0% of total noninterest expense for the three months ended June 30, 2009 and 2008, respectively.  Occupancy expense increased by $91,000 for the three months ended June 30, 2009 and 2008 from $349,000 to $440,000, respectively.  The increase is primarily due to the increased costs of depreciation and maintenance associated with the two retail offices opened in July 2008.  For the six months ended June 30, 2009, occupancy expense increased $160,000 to $857,000 from $697,000 for the same period ended June 30, 2008.  Occupancy expense represented 11.6% and 11.3% of total noninterest expense for the first six months of 2009 and 2008, respectively.

The remaining $529,000 increase in noninterest expense for the three month period ended June 30, 2009 compared to the same period in 2008 resulted primarily from increases of $496,000 in insurance expense, $28,000 in professional fees, $13,000 in marketing expenses, and $17,000 in telephone expense, partially offset by a decrease of $25,000 in other noninterest expenses.  The significant increase in insurance expense is primarily related to the special one-time assessment of approximately $300,000 charged by the FDIC for insurance premiums as well as an overall increase in the assessment rate.  The increase in professional fees relates primarily to increased legal, accounting, and directors fees, while the increases in marketing and telephone expenses are largely due to the two new retail offices added in July 2008.  In addition, the $25,000 decrease in other expense is primarily due to a $41,000 decrease in office supplies, partially offset by a $15,000 increase in collection expenses.

For the six month period ended June 30, 2009, remaining noninterest expenses increased $643,000 from the same period in 2008.  Of this amount, $520,000 was related to insurance expense, $50,000 to professional fees, $22,000 to marketing expenses, $34,000 to telephone expenses, and $17,000 to other expenses.  The significant increase in insurance expense is primarily related to the special assessment of approximately $300,000 charged by the FDIC for insurance premiums as well as an overall increase in the assessment rate.  The increase in professional fees relates primarily to increased legal, accounting, and directors fees, while the increases in marketing and telephone expenses are largely due to the two new retail offices added in July 2008.  In addition, the $17,000 increase in other expense is primarily due to a $94,000 increase in collection expenses, partially offset by decreases of $29,000 in office supplies, $33,000 in deposit account losses, and $11,000 in business meal expenses.

Income tax expense was $144,000 for the three months ended June 30, 2009 compared to $406,000 during the same period in 2008.   For the six months ended June 30, 2009, income tax expense was $352,000 compared to $778,000 for the same period in 2008.  Our effective tax rate was 28.9% and 32.0%, respectively, for the three month periods ended June 30, 2009 and 2008, respectively, and 29.5% and 32.6% for the six month periods ended June 30, 2009 and 2008, respectively.  The lower net income during the first and second quarters of 2009 increased the impact that our tax-exempt income had in lowering our effective tax rate from the same periods in the prior year.

Balance Sheet Review

General

                At June 30, 2009, we had total assets of $743.1 million, consisting principally of $569.4 million in loans, $102.6 million in investments, $30.3 million in federal funds sold, $9.0 million in cash and due from banks and $13.6 million in bank owned life insurance.  Our liabilities at June 30, 2009 totaled $683.8 million, which consisted principally of $496.1 million in deposits, $13.8 million in short-term repurchase agreements, $154.7 million in notes payable and other borrowings, and $13.4 million in junior subordinated debentures.  At June 30, 2009, our shareholders’ equity was $59.3 million.

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

Federal Funds Sold

                At June 30, 2009, our federal funds sold were $30.3 million, or 4.1% of total assets.  At December 31, 2008, our $8.8 million in short-term investments in federal funds sold on an overnight basis comprised 1.3% of total assets.

Investments

At June 30, 2009, the $102.6 million in our investment securities portfolio represented approximately 13.8% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $93.6 million and an amortized cost of $92.7 million for an unrealized gain of $924,000.

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2009 are shown in the following table (dollars in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at June 30, 2009.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
Government sponsored enterprises	$-	-	$11,082	5.16%	$7,406	5.06%	$18,488	5.12%
State and political subdivisions	-	-	2,913	3.79%	830	3.82%	3,743	3.80%
Mortgage-backed securities	333	4.70%	4,280	4.42%	56,056	4.92%	60,669	4.89%
Preferred stock	-	-	-	-	53	- %	53	- %
Total	$333	4.70%	$18,275	4.77%	$64,345	4.93%	$82,953	4.90%

Held to Maturity
Mortgage-backed securities	$193	3.87%	2,089	4.35%	$8,172	4.41%	$10,454	4.39%

Other investments at June 30, 2009, consisted of Federal Reserve Bank stock with a cost of $1.5 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $7.1 million.  At June 30, 2009, our investments included securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bureau, and Government National Mortgage Association with carrying values of $28.6 million, $35.5 million, $11.1 million and $7.4 million, respectively.

The amortized costs and the fair value of our investments at June 30, 2009 and December 31, 2008 are shown in the following table (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for Sale
Government sponsored enterprises	$18,483	$18,488	$18,482	$18,708
State and political subdivisions	3,789	3,743	3,790	3,772
Mortgage-backed securities	59,883	60,669	43,700	41,886
Preferred stock	84	53	84	66
Total	$82,239	$82,953	$66,056	$64,432

Held to Maturity
Mortgage-backed securities	$10,454	$10,665	$12,519	$12,618

At June 30, 2009, the Company had unrealized losses on 9 of its individual investments in government sponsored enterprises, state and political subdivisions, and FNMA preferred stock.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to market turmoil and liquidity and not the credit quality of the issuer.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  In addition, the Company held 2 collateralized mortgage obligations (“CMOs”) that were in an unrealized loss position at June 30, 2009.

Effective April 1, 2009, the Company adopted FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That are not Orderly.” FSP 157-4 allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  Our private label CMOs, which are non-agency securities, were priced based on an internally developed cash flow model due to market illiquidity.  To determine our pricing valuation, the Company obtained fair values for its private label Collateralized Mortgage Obligations (“CMO”) investments from third party pricing vendors.  In addition, we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, and market liquidity to the extent possible.  We noted that this market has had little, if any, new issuance since the credit crisis began.  The company determined that most sales are forced and do not reflect the true economic value of these securities.

The two major components in the bank’s internal model are the prepayment speeds of the securities and the dollar amount of loan defaults compared to the excess collateral amounts in each pool.  The prepayment speeds utilized in the model are based on the prior prepayments rates for the specific securities and the anticipated future prepayment speeds for like securities.  The default rates are based on both the historical loss rates for each security and an analysis of the current loan delinquency amounts in each portfolio.  Anticipated loss amounts are determined based on the various levels of delinquency, with higher percentages being assigned to loans over 90 days or loans in foreclosure.  The anticipated loss amounts are then compared to the dollar amount of the excess collateral included in each pool.  Based on the bank’s calculations and assumptions, management anticipates receiving all of the outstanding principal and the related interest for each security.  The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

At December 31, 2008, the $85.4 million in our investment securities portfolio represented approximately 12.3% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $77.1 million and an amortized cost of $78.6 million for an unrealized loss of $1.5 million.

Contractual maturities and yields on our investments at December 31, 2008 are shown in the following table (dollars in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2008, we had no securities with a maturity of less than one year.

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

Loans

                Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the six months ended June 30, 2009 and 2008, average loans were $566.7 million and $537.8 million, respectively.  Before the allowance for loan losses, total loans outstanding at June 30, 2009 were $569.4 million.  Average loans for the year ended December 31, 2008 were $547.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2008 were $566.6 million.

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

                  The following table summarizes the composition of our loan portfolio at June 30, 2009 and December 31, 2008 (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total

Real estate:
Commercial:
Owner occupied	$119,645	21.0%	$113,370	20.0%
Non-owner occupied	162,080	28.5%	151,274	26.7%
Construction	34,927	6.1%	52,981	9.4%
Total commercial real estate	316,652	55.6%	317,625	56.1%
Consumer:
Residential	59,005	10.4%	60,336	10.7%
Home equity	70,251	12.3%	62,987	11.1%
Construction	4,625	0.8%	8,905	1.5%
Total consumer real estate	133,881	23.5%	132,228	23.3%

Total real estate	450,533	79.1%	449,853	79.4%

Commercial business	110,032	19.3%	106,479	18.8%
Consumer-other	9,640	1.7%	11,194	2.0%
Deferred origination fees, net	(782)	(0.1)%	(919)	(0.2)%

Total gross loans, net of deferred fees	569,423	100.0%	566,607	100.0%
Less—allowance for loan losses	(7,739)		(7,005)
Total loans, net	$561,684		$559,602

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2009 (dollars in thousands).

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate – mortgage	$78,834	$258,243	$73,904	$410,981
Real estate – construction	17,958	11,036	10,558	39,552
Total real estate	96,792	269,279	84,462	450,533

Commercial business	60,682	44,094	5,256	110,032
Consumer-other	4,758	4,343	539	9,640
Deferred origination fees, net	(226)	(417)	(139)	(782)
Total gross loans, net of deferred fees	$162,006	$317,299	$90,118	$569,423

Loans maturing after one year with:
Fixed interest rates				$212,794
Floating interest rates				$194,623

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2008 (dollars in thousands).

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	June 30,
	2009	2008

Balance, beginning of period	$7,005	$5,751

Loans charged-off	(995)	(598)

Recoveries of loans previously charged-off	4	10

Net loans (charged-off) recovery	$(991)	$(588)

Provision for loan losses	1,725	1,300

Balance, end of period	$7,739	$6,463

Allowance for loan losses to gross loans	1.36%	1.18%

Net charge-offs to average loans	0.35%	0.22%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

The allowance for loan losses was $7.7 million and $7.0 million at June 30, 2009 and December 31, 2008, respectively, or 1.36% and 1.24% of outstanding loans, respectively.  During the year ended December 31, 2008, we had net charged-off loans of $1.9 million.  During the six months ended June 30, 2009 and 2008 we had net charge-offs of $991,000 and $588,000, respectively.

Nonperforming Assets

                    The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the six months ended June 30, 2009 and the year ended December 31, 2008 (dollars in thousands).  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	June 30,	December 31,
	2009	2008

Loans on nonaccrual:
Mortgage	$6,771	6,818
Commercial	1,801	868
Consumer	114	13
Total nonaccrual loans	8,686	7,699

Total of nonperforming loans	8,686	7,699

Other nonperforming assets	4,465	2,116

Total nonperforming assets	$13,151	9,815

Loans over 90 days past due (1)	$6,156	7,008

Nonperforming assets as a percentage of:
Total assets	1.77%	1.42%
Gross loans	2.31%	1.73%

                                                                                                     (1)Loans over 90 days are included in nonaccrual loans

At June 30, 2009 nonperforming assets were $13.2 million, or 1.77% of total assets and 2.31% of gross loans.  Comparatively, nonperforming assets were $9.8 million, or 1.42% of total assets and 1.73% of gross loans at December 31, 2008.  Nonaccrual loans increased $987,000 to $8.7 million at June 30, 2009 from $7.7 million at December 31, 2008.  This increase is primarily related to commercial real estate and business loans.  The amount of foregone interest income on the nonaccrual loans in the first six months of 2009 was approximately $305,000.   The amount of interest income recorded in the first six months of 2009 for loans that were on nonaccrual at June 30, 2009 was approximately $13,000.

Other nonperforming assets include real estate acquired in settlement of loans.  These assets increased $2.4 million to $4.5 million at June 30, 2009 from $2.1 million at December 31, 2008.  The balance at June 30, 2009 includes five commercial properties totaling $4.2 million and two pieces of residential real estate for $311,000.  We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2009.

At June 30, 2009, impaired loans amounted to approximately $8.7 million for which a $1.4 million reserve was allocated in the allowance.

Deposits and Other Interest-Bearing Liabilities

                Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $218.2 million at June 30, 2009 and $200.9 million at December 31, 2008.

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

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 115% and 121% at June 30, 2009 and December 31, 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2009 and 2008 (dollars in thousands).

	2009		2008
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$34,536	- %	$31,446	- %
Interest bearing demand deposits	42,513	0.68%	38,009	1.16%
Money market accounts	83,271	1.17%	87,536	2.14%
Savings accounts	2,092	0.18%	1,826	0.39%
Time deposits less than $100,000	44,291	3.20%	44,542	4.36%
Time deposits greater than $100,000	274,459	2.88%	254,262	4.62%
Total deposits	$481,162	2.20%	$457,621	3.50%

The increase in time deposits of $100,000 or more for the six months ended June 30, 2009 compared to the 2008 period resulted primarily from a $14.12 million increase in wholesale deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $219.7 million and $205.9 million at June 30, 2009 and December 31, 2008, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2009 was as follows (dollars in thousands):

Three months or less	$99,408
Over three through six months	58,314
Over six through twelve months	37,566
Over twelve months	79,252
Total	$274,540

Capital Resources

                Total shareholders’ equity at June 30, 2009 was $59.3 million.  At December 31, 2008, total shareholders’ equity was $39.8 million.  The $19.5 million increase during the first six months of 2009 resulted primarily from the $17.3 million issuance of preferred stock as well as $843,000 from net income earned and $1.5 million from an unrealized gain on securities available for sale.

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) annualized for the six months ended June 30, 2009 and the year ended December 31, 2008.  Since our inception, we have not paid cash dividends.

	June 30, 2009	December 31, 2008
Return on average assets	0.24%	0.27%

Return on average equity	3.24%	4.70%
Return on average common equity	1.84%	4.70%

Equity to total assets ratio	7.37%	5.73%
Common equity to total assets ratio	5.85%	5.73%

Our return on average assets was 0.24% for the six months ended June 30, 2009, a slight decrease from 0.27% for the year ended December 31, 2008.  In addition, our return on average equity decreased to 3.24% from 4.70% for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  The increase in the equity to total assets ratio from December 31, 2008 is primarily related to the $17.3 million received in conjunction with the issuance of preferred stock.  In addition, our return on average common equity was 1.84% and our common equity to total assets ratio was 5.85% for the six months ended June 30, 2009.

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

The following table sets forth the holding company’s and the bank’s various capital ratios at June 30, 2009 and at December 31, 2008.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	June 30, 2009		December 31, 2008
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.4%	12.8%	10.4%	12.8%
Tier 1 risk-based capital	12.1%	11.5%	9.2%	11.6%
Leverage capital	10.0%	9.6%	7.7%	9.8%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2009, unfunded commitments to extend credit were $80.6 million, of which $9.5 million was at fixed rates and $71.1 million was at variable rates.  At December 31, 2008, unfunded commitments to extend credit were $89.0 million, of which approximately $13.8 million was at fixed rates and $75.1 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2009 there was a $4.9 million commitment under letters of credit.  At December 31, 2008 there was a $4.8 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following table sets forth information regarding our rate sensitivity as of June 30, 2009 for each of the time intervals indicated (dollars in thousands).

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	Years	years	Total

Interest-earning assets:
Federal funds sold	$30,281	$-	$-	$-	$30,281
Investment securities	14,930	9,946	32,200	36,331	93,407
Loans	287,476	40,858	172,985	57,698	559,017

Total earning assets	$332,687	$50,804	$205,185	$94,029	$682,705

Interest-bearing liabilities:
Money market and NOW	$137,351	$-	$-	$-	$137,351
Regular savings	2,307	-	-	-	2,307
Time deposits	112,748	123,101	82,406	-	318,255
Short-term repurchase agreements	13,821	-	-	-	13,821
Note payable and other borrowings	75,100	26,975	37,600	15,000	154,675
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$354,730	$150,076	$120,006	$15,000	$639,812

Period gap	$(22,043)	$(99,272)	$85,179	$79,029
Cumulative gap	(22,043)	(121,315)	(36,136)	42,893

Ratio of cumulative gap to total earning assets	(3.2%)	(17.8%)	(5.3%)	6.3%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008, at each of the time intervals (dollars in thousands).

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total

Interest-earning assets:
Federal funds sold	$8,800	-	-	-	8,800
Investment securities	4,673	22,187	26,209	23,882	76,951
Loans	262,203	41,558	191,387	64,269	559,417

Total earning assets	$275,676	63,745	217,596	88,151	645,168

Interest-bearing liabilities:
Money market and NOW	$122,608	-	-	-	122,608
Regular savings	1,918	-	-	-	1,918
Time deposits	101,083	135,611	73,549	-	310,243
Note payable and other borrowings	94,575	14,500	45,600	10,000	164,675
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$333,587	150,111	119,149	10,000	612,847

Period gap	$(57,911)	(86,366)	98,447	78,151
Cumulative Gap	(57,911)	(144,277)	(45,830)	32,321

Ratio of cumulative gap to total earning assets	(9.0%)	(22.4%)	(7.1%)	5.0%

We were liability sensitive during the year ended December 31, 2008 and through the six months ended June 30, 2009.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 48% and 43% of our loans were variable rate loans at June 30, 2009 and December 31, 2008, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (17.8%) because $121.3 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At June 30, 2009, 80.4% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Of the $354.7 million of interest-bearing liabilities set to reprice within three months, 39.4% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant.  However, certificates of deposit that are currently maturing or renewing are repricing at lower rates.  We expect to benefit as these deposits reprice, even if market rates increase slightly.  At June 30, 2009, we had $121.3 million more liabilities than assets that reprice within the next twelve months.  Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of June 30, 2009.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At June 30, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $39.3 million and $13.2 million, or 5.3% and 1.9% of total assets, respectively.  Our investment securities at June 30, 2009 and December 31, 2008 amounted to $102.6 million and $85.4 million, or 13.8% and 12.3% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, a substantial portion of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $38.0 million for which there were no borrowings against the lines at June 30, 2009.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  As of June 30, 2009, we had no additional borrowing capacity from the FHLB, based on the bank’s $7.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We signed a ten-year, five-month lease on our main office building in 2005.  The lease provides for annual lease rate escalations based on cost of living adjustments.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs.

As a result of the Treasury’s Capital Purchase Program, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of preferred stock.  This additional capital should allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

             The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2009 from that presented in our annual report on Form 10-K for the year ended December 31, 2008.  See “Market Risk and Interest Rate Sensitivity” and “Liquidity Risk” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3.            Defaults Upon Senior Securities.

Not applicable

Item 4.            Submission of Matters to a Vote of Security Holders.

At our company’s annual meeting of shareholders held on May 19, 2009, our shareholders (1) elected three members of the board of directors as Class I directors for a three-year term and (2) approved management’s proposal on executive compensation.

Election of Directors

The previous terms of the Class I directors expired at the 2009 annual shareholder meeting.  Each of the three then current Class I directors was nominated for election and stood for re-election at the 2009 annual shareholder meeting for a three-year term. The number of votes in favor of the Class I directors were as follows:  Mr. Cothran – 2,602,972; Mr. Johnstone, III – 2,603,137; and for Mr. Seaver, Jr. – 2,603,137.  The number of votes against the Class I directors were as follows:  Mr. Cothran – 0; Mr. Johnstone, III – 0; and Mr. Seaver, Jr. – 0.   No shareholders voted to abstain, and there were no broker non-votes.

Since a plurality of the votes were attained for the directors that stood for re-election, the approval of the Class I directors to serve a three-year term, expiring at the 2012 annual meeting of shareholders, was recorded in our minute book.

Non-Binding Approval of Executive Compensation

The tabulation of votes on this matter was: For - 2,442,772, Against - 134,256, and Abstained – 37,024.  There were no broker non-votes.

There were no other matters voted on by the company’s shareholders at our 2009 annual shareholder meeting .

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 12, 2009	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: August 12, 2009	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                       Description

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.