Form 10-Q
period 2009-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2009-11-04
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to besubmitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer” and “large accelerated filer” in Rule

12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,078,695 shares of common stock, $.01 par value per share, were issued and outstanding as of November 1, 2009.

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,916	$4,360
Federal funds sold	21,963	8,800
Total cash and cash equivalents	28,879	13,160
Investment securities:
Investment securities available for sale	80,775	64,432
Investment securities held to maturity (fair value $10,132 and $12,618)	9,795	12,519
Other investments, at cost	9,088	8,461
Total investment securities	99,658	85,412
Loans	569,687	566,607
Less allowance for loan losses	(7,916)	(7,005)
Loans, net	561,771	559,602
Property and equipment, net	16,120	11,701
Bank owned life insurance	13,828	13,369
Deferred income taxes	3,108	3,864
Other assets	9,305	5,871
Total assets	$732,669	$692,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$494,816	$469,537
Short-term repurchase agreements	5,000	-
Note payable	4,750	15,000
Federal Home Loan Bank advances and related debt	149,675	149,675
Junior subordinated debentures	13,403	13,403
Other liabiliites	4,793	5,578
Total liabilities	672,437	653,193

Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	15,559	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,069,760 and 3,044,863 shares issued and
outstanding at September 30, 2009and December 31, 2008, respectively	31	30
Nonvested restricted stock	(17)	(27)
Additional paid-in capital	33,794	31,850
Accumulated other comprehensive income (loss)	990	(1,079)
Retained earnings	9,875	9,012
Total shareholders’ equity	60,232	39,786
Total liabilities and shareholders’ equity	$732,669	$692,979

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Interest income
Loans	$7,977	$8,720	$23,685	$26,630
Investment securities	1,129	1,282	3,390	3,837
Federal funds sold	9	57	17	238
Total interest income	9,115	10,059	27,092	30,705

Interest expense
Deposits	2,386	3,531	7,621	11,495
Borrowings	1,779	1,685	5,141	5,195
Total interest expense	4,165	5,216	12,762	16,690
Net interest income	4,950	4,843	14,330	14,015
Provision for loan losses	1,085	650	2,810	1,950
Net interest income after provision for loan losses	3,865	4,193	11,520	12,065

Noninterest income (loss)
Loan fee income	138	38	297	126
Service fees on deposit accounts	199	177	551	468
Income from bank owned life insurance	213	114	459	312
Gain on sale of securities	34	7	34	7
Other than temporary impairment on investment securities	-	(1,841)	-	(1,841)
Real estate owned activity	(148)	(7)	(152)	(58)
Other income	97	85	277	245
Total noninterest income (loss)	533	(1,427)	1,466	(741)

Noninterest expenses
Compensation and benefits	1,980	1,625	5,867	5,149
Professional fees	186	127	478	368
Marketing	176	154	495	450
Insurance	352	141	1,143	413
Occupancy	550	437	1,407	1,134
Data processing and related costs	358	347	1,077	1,012
Telephone	76	50	186	126
Other	187	159	605	560
Total noninterest expenses	3,865	3,040	11,258	9,212

Income (loss) before income tax expense	533	(274)	1,728	2,112
Income tax expense (benefit)	109	(148)	461	630
Net income (loss)	$424	$(126)	$1,267	$1,482

Preferred stock dividend to be paid	218	-	512	-
Dividend accretion	127	-	297	-
Net income (loss) available to common shareholders	$79	$(126)	$458	$1,482

Earnings (loss) per common share
Basic	$0.03	$(0.04)	$0.15	$0.50
Diluted	$0.03	$(0.04)	$0.15	$0.47
Weighted average common shares outstanding
Basic	3,048,959	3,002,205	3,046,228	2,984,947
Diluted	3,109,708	3,002,205	3,069,794	3,175,274

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN  FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009  AND 2008
 (Unaudited)

(dollars in thousands, except share data)

						Accumulated
				Nonvested	Additional	other		Total
	Common stock		Preferred	restricted	paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2007	2,946,456	$29	$-	$(41)	$31,034	$96	$7,160	$38,278

Net income	-	-	-	-	-	-	1,482	1,482
Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	-	-	-	-	-	(2,593)	-	(2,593)
Total comprehensive income	-	-	-	-	-	-	-	(1,111)

Proceeds from exercise of stock options and warrants	69,662	1	-	-	428	-	-	429
Amortization of deferred compensation on restricted stock	-	-	-	11	-	-	-	11
Compensation expense related to stock options, net of tax	-	-	-	-	42	-	-	42
September 30, 2008	3,096,118	$30	$-	$(30)	$31,504	$(2,497)	$8,642	$37,649

December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786

Net income	-	-	-	-	-	-	1,267	1,267
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	2,069	-	2,069
Total comprehensive income	-	-	-	-	-	-	-	3,336

Preferred stock transactions:
Proceeds from issuance of 17,299shares of preferred stock	-	-	15,856	-	-	-	-	15,856
Proceeds from issuance of common stock warrants	-	-	-	-	1,418	-	-	1,418
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(404)	(404)
Dividend accretion	-	-	(297)	-	297	-	-	-

Proceeds from exercise of stock warrants	24,897	1	-	-	150	-	-	151
Amortization of deferred compensation on restricted stock	-	-	-	10	-	-	-	10
Compensation expense related to stock options	-	-	-	-	79	-	-	79
September 30, 2009	3,069,760	$31	$15,559	$(17)	$33,794	$990	$9,875	$60,232

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the nine months ended
	September 30,
	2009	2008
	(Unaudited)
Operating activities
Net income	$1,267	$1,482
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	2,810	1,950
Depreciation and other amortization	494	389
Accretion and amortization of securities discounts and premium, net	286	111
Loss (gain) on sale of real estate	(4)	67
Write-down of real estate owned	202	-
Gain on sale of investment securities	(34)	(7)
Other than temporary impairment on investment securities	-	1,841
Compensation expense related to stock options and grants	89	53
Increase in cash surrender value of bank owned life insurance	(459)	(312)
Decrease (increase) in deferred tax asset	(302)	17
Decrease in other assets, net	243	430
Increase (decrease) in other liabilities, net	(784)	880
Net cash provided by operating activities	3,808	6,901

Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(9,242)	(55,541)
Purchase of property and equipment	(4,913)	(4,918)
Purchase of investment securities:
Available for sale	(37,118)	(27,666)
Other investments	(894)	(909)
Payments and maturity of investment securities:
Available for sale	23,675	17,130
Held to maturity	2,698	1,936
Other investments	266	1,125
Purchase of life insurance policies	-	(2,500)
Proceeds from sale of real estate acquired in settlement of loans	389	47
Net cash used for investing activities	(25,139)	(71,296)

Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	25,279	65,007
Increase in short-term repurchase agreements, net	5,000	-
Decrease in note payable	(10,250)	-
Increase in Federal Home Loan Bank advances and related debt	-	3,180
Proceeds from the issuance of preferred stock	15,856	-
Proceeds from the issuance of stock warrant	1,418	-
Cash dividend on preferred stock	(404)	-
Proceeds from the exercise of stock options and warrants	151	429
Net cash provided by financing activities	37,050	68,616
Net increase in cash and cash equivalents	15,719	4,221
Cash and cash equivalents at beginning of the period	13,160	16,971
Cash and cash equivalents at end of the period	$28,879	$21,192

Supplemental information
Cash paid for
Interest	$13,052	$17,366
Income taxes	$605	$1,317
Schedule of non-cash transactions
Real estate acquired in settlement of loans	$4,263	$1,907
Unrealized gain (loss) on securities, net of income taxes	$2,069	$(2,593)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2008 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

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

Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through November 4, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

NOTE 2.  Note Payable

The Company had a $4.8 million term note with Silverton Bridge Bank, N.A. (“Silverton”) at September 30, 2009.  The note matures on April 30, 2014 and bears interest at the prime rate plus 0.5% with a floor rate of 4.0%.  The Company has pledged all of the stock of the Bank as collateral for this note. The loan agreement contains various financial covenants related to net income and asset quality.

NOTE 3.  Preferred Stock Issuance

            On February 27, 2009, as part of the Treasury Department's Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant (the “CPP Warrant”) to purchase 330,554 shares of the Company’s common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Company must consult with the Office of the Comptroller of the Currency (“OCC”) before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 4.  Earnings per Common Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2009 and 2008 (dollars in thousands, except share data).  Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At September 30, 2009 and 2008, 442,079 and 59,750 options and warrants, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended September 30,
		2009	2008
Numerator:
	Net income (loss)	$424	$(126)
Less:	Preferred stock dividends to be paid	218	-
	Dividend accretion (1)	127	-
	Net income (loss) available to common shareholders	$79	$(126)

Denominator:
	Weighted-average common shares outstanding – basic	3,048,959	3,002,205
	Common stock equivalents	60,749	-
	Weighted-average common shares outstanding – diluted	3,109,708	3,002,205

Earnings (loss) per common share:
	Basic	$0.03	$(0.04)
	Diluted	$0.03	$(0.04)

		Nine months ended September 30,
		2009	2008
Numerator:
	Net income	$1,267	$1,482
Less:	Preferred stock dividends to be paid	512	-
	Dividend accretion (1)	297	-
	Net income available to common shareholders	$458	$1,482

Denominator:
	Weighted-average common shares outstanding – basic	3,046,228	2,984,947
	Common stock equivalents	23,566	190,327
	Weighted-average common shares outstanding – diluted	3,069,794	3,175,274

Earnings per common share:
	Basic	$0.15	$0.50
	Diluted	$0.15	$0.47

                                                    (1) Preferred stock dividend required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

NOTE 5.  Stock Based Compensation

The Company has a stock-based employee compensation plan.  On January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for compensation costs under its stock option plan.

In adopting FASB ASC 718, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 26.76% for 2009 and 2008, risk-free interest rate of 3.72% for 2009 and 2008, expected lives of the options were 10 years, and the assumed dividend rate was zero.

NOTE 6.  Fair Value Accounting

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurement and Disclosures,” which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring or on a nonrecurring basis.

As of June 30, 2009, the Company adopted FASB ASC 820, “Fair Value Measurement and Disclosures,” “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FASB ASC 820, “Fair Value Measurement and Disclosures,” is intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales.

FASB ASC 820, “Fair Value Measurement and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

                Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

                Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  In certain cases where there is limited activity or less transparency around inputs to valuations, securities are classified as Level 3 within the valuation hierarchy.  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Other Investments, such as Federal Reserve Bank and Federal Home Loan Bank stock, approximates fair value based on their redemption provisions.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO expense.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (dollars in thousands).

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Government sponsored enterprises	$-	$7,497	$-
State and political subdivisions	-	4,018	-
Mortgage-backed securities	-	62,468	6,792
Other investments	-	-	9,088

Total	$-	$73,983	$15,880

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2009 to September 30, 2009, for all Level 3 assets that are measured at fair value on a recurring basis (dollars in thousands).

	Collateralized
	mortgage	Other
	obligations	investments

Beginning balance	$5,213	$8,461
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	2,259	-
Purchases, sales and principal reductions	(680)	627
Transfers in and/or out of Level 3	-	-
Ending Balance	$6,792	$9,088

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 78.7% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs.  The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 (dollars in thousands).

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$-	$9,876	$-
Other Real Estate Owned	-	4,093	-

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  FASB ASC 825 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

Following is a description of valuation methodologies used to estimate fair value for certain other financial instruments.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, federal funds purchased, securities sold under agreement to repurchase.

Bank Owned Life Insurance - The cash surrender value of bank owned life insurance policies held by the Bank approximates fair values of the policies.

Deposit Liabilities - Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value.  The fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

FHLB Advances and Other Borrowings- Fair value for FHLB advances and other borrowings are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$28,879	$28,879	$13,160	$13,160
Investment securities available for sale	80,775	80,775	64,432	64,432
Investment securities held to maturity	9,795	10,132	12,519	12,618
Other investments	9,088	9,088	8,461	8,461
Loans, net	561,771	571,789	559,602	564,573
Bank owned life insurance	13,828	13,828	13,369	13,369

Financial Liabilities:
Deposits	494,816	465,129	469,537	447,427
Short-term repurchase agreements	5,000	5,000	-	-
Federal Home Loan Bank advances and related debt	149,675	167,994	149,675	158,216
Note payable	4,750	4,875	15,000	15,000
Junior subordinated debentures	13,403	13,403	13,403	13,403

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

 DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate.  Therefore, we can give no assurance that the results contemplated in the forward-looking statements will be realized.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Form 10-K for the year ended December 31, 2008 under Item 1A- Risk Factors and the following:

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the third quarter of 2009, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A.  On July 2, 2007, we changed the name of our company and bank to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  Since we opened our bank in January 2000, we have experienced growth in total assets, loans, deposits, and shareholders’ equity.

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

Allowance for Loan Losses

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

Effect of Economic Trends

The first nine months of 2009 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions during 2008 and during the first nine months of 2009, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government.

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

The weak economic conditions are expected to continue through the remainder of 2009. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

•   On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•       The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  The FDIC has extended the TAGP until June 30, 2010.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

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

•   On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•       The Legacy Loan Program facilitates the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. The first sale under this Program was made in the third quarter of 2009.

•       The Securities Program, which is administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

In response to the above regulatory initiatives, we entered into the CPP Purchase Agreement with the Treasury Department on February 27, 2009, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the OCC before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

We have chosen to participate in the TAGP through June 30, 2010 and have opted out of the DGP.

RESULTS OF OPERATIONS

Summary

Three months ended September 30, 2009 and 2008

Our net income was $424,000 for the three months ended September 30, 2009, an increase of $550,000, over a net loss of $126,000 for the same period in 2008.  The increase in net income resulted primarily from the $1.8 million pre-tax impairment charge on Fannie Mae preferred stock during the three months ended September 30, 2008.  Partially offsetting the impairment charge were increases of $825,000 in noninterest expenses, $435,000 in provision for loan losses, and $257,000 in income tax expense.  Our efficiency ratio, excluding real estate owned activity and the impairment charge, was 69.1% for the three months ended September 30, 2009 compared to 57.8% for the same period in 2008.  The higher efficiency ratio relates primarily to the additional FDIC insurance costs during the third quarter of 2009 as well as administrative costs associated with our two new retail offices.

Nine months ended September 30, 2009 and 2008

Our net income was $1.3 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $215,000, or 14.5%.  The decrease in net income resulted primarily from increases of $2.1 million in noninterest expenses and $860,000 in the provision for loan losses, partially offset by increases of $315,000 in net interest income and $2.2 million in noninterest income and a decrease of $169,000 in income tax expense.  Our efficiency ratio, excluding real estate owned activity and the impairment charge, was 70.8% for the nine months ended September 30, 2009 from 60.8% for the same period in 2008.  The higher efficiency ratio relates primarily to the additional FDIC insurance costs during 2009 as well as administrative costs associated with our two new retail offices.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  For the three months ended September 30, 2009 and 2008, our net interest income was $5.0 million and $4.8 million, respectively.  Our average earning assets increased $30.8 million during the three months ended September 30, 2009 compared to the average for the three months ended September 30, 2008, while our interest bearing liabilities increased only $15.4 million.  The lesser increase in average interest bearing liabilities is due to the utilization of $17.3 million received for the issuance of preferred stock under the Treasury’s Capital Purchase Program.

Our net interest income was $14.3 million and $14.0 million for the nine month periods ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, our average earning assets increased $27.6 million and our average interest bearing liabilities increased $21.0 million compared to the nine months ended September 30, 2008.  The increase in average earning assets is primarily related to a $25.2 million increase in our average loans, while the increase in average interest-bearing liabilities is related to an increase in our time deposits, specifically, wholesale certificates of deposit.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2009 and 2008.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities (dollars in thousands).  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month and nine month periods ended September 30, 2009 and 2008, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Earnings
Federal funds sold	$18,228	$9	0.20%	$11,684	$57	1.94%
Investment securities, taxable	96,754	1,093	4.48%	90,420	1,246	5.48%
Investment securities, nontaxable (2)	3,774	58	6.10%	3,689	60	6.44%
Loans	570,244	7,977	5.55%	552,450	8,720	6.28%
Total interest-earning assets	689,000	9,137	5.26%	658,243	10,083	6.09%
Noninterest-earning assets	39,539			29,767
Total assets	$728,539			$688,010
Interest-bearing liabilities
NOW accounts	$44,001	77	0.69%	$41,363	99	0.95%
Savings & money market	86,181	241	1.11%	91,634	398	1.73%
Time deposits	317,059	2,068	2.59%	303,476	3,034	3.98%
Total interest-bearing deposits	447,241	2,386	2.12%	436,473	3,531	3.22%
Note payable and other borrowings	164,318	1,681	4.06%	159,713	1,513	3.77%
Junior subordinated debentures	13,403	98	2.90%	13,403	172	5.11%
Total interest-bearing liabilities	624,962	4,165	2.64%	609,589	5,216	3.40%
Noninterest-bearing liabilities	43,436			39,368
Shareholders’ equity	60,141			39,053
Total liabilities and shareholders’ equity	$728,539			$688,010
Net interest spread			2.62%			2.69%
Net interest income (tax equivalent) / margin		$4,972	2.86%		$4,867	2.94%
Less: tax-equivalent adjustment (2)		22			24
Net interest income		$4,950			$4,843

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2009 was 2.86% compared to 2.94% for the three months ended September 30, 2008.  During the third quarter of 2009, interest-earning assets averaged $689.0 million compared to $658.2 million in the third quarter of 2009.

Our net interest spread was 2.62% for the three months ended September 30, 2009 compared to 2.69% for the three months ended September 30, 2008.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 7 basis point decrease in the net interest spread is primarily due to the fact that more of our rate-sensitive assets repriced downward than our rate-sensitive liabilities during the twelve months ended September 30, 2009.  Given the 500 basis point decrease in short-term rates over the past two years, the rates on our new and maturing loans and deposits are much lower than they were in the past.  However, in response to the significant decrease in rates, we began instituting interest rate floors on our new and maturing loans during the second half of 2008 and have recently changed our focus to increasing the amount of variable rate loans in our portfolio.  Our variable rate loans as a percentage of total loans increased from 42% at September 30, 2008 to 50% at September 30, 2009.  We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

Despite a 175 basis point decline in short-term rates in the past 12 months, our loan yield decreased only 73 basis points for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Offsetting the decrease in our loan yield was a 110 basis point decrease in the cost of our interest-bearing deposits for the third quarter of 2009 compared to the same period in 2008, primarily related to the cost of our time deposits which have renewed at rates much lower than their original rates.  In addition, our investment and federal funds sold yields combined decreased by 123 basis points for the 2009 period compared to the same three months in 2008.

The cost of our borrowings, specifically our junior subordinated debt, has declined in the third quarter of 2009 compared to the same period in 2008 due to the variable rates of the debt.  As of September 30, 2009, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $9.8 million increase in average noninterest-earning assets during the three months ended September 30, 2009 compared to the same period in 2008 is due primarily to a $6.5 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, SC.  In addition, the $21.1 million increase in average shareholders’ equity during the 2009 period is primarily related to the $17.3 million received for the issuance of preferred stock under the Treasury’s Capital Purchase Program.

	Average Balances, Income and Expenses, Yields and Rates
	For the Nine Months Ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Earnings
Federal funds sold	$12,713	$17	0.18%	$13,805	$238	2.30%
Investment securities, taxable	95,357	3,282	4.61%	91,935	3,729	5.42%
Investment securities, nontaxable (2)	3,791	174	6.16%	3,746	174	6.21%
Loans	567,921	23,685	5.59%	542,729	26,630	6.55%
Total interest earning assets	679,782	27,158	5.36%	652,215	30,771	6.30%
Non-interest earning assets	38,153			25,607
Total assets	$717,935			$677,822
Interest bearing liabilities
NOW accounts	$43,015	220	0.69%	$39,135	318	1.09%
Savings & money market	85,639	723	1.13%	90,125	1,331	1.97%
Time deposits	317,516	6,678	2.82%	300,373	9,846	4.38%
Total interest-bearing deposits	446,170	7,621	2.29%	429,633	11,495	3.57%
Note payable and other borrowings	162,489	4,803	3.96%	157,991	4,626	3.91%
Junior subordinated debentures	13,403	338	3.38%	13,403	569	5.67%
Total interest bearing liabilities	622,062	12,762	2.75%	601,027	16,690	3.71%
Non-interest bearing liabilities	40,803			37,447
Shareholders’ equity	55,070			39,348
Total liabilities and shareholders’ equity	$717,935			$677,822
Net interest spread			2.61%			2.59%
Net interest income (tax equivalent) / margin		$14,396	2.84%		$14,081	2.88%
Less: tax-equivalent adjustment (2)		66			66
Net interest income / margin		$14,330			$14,015

(1) Annualized for the nine month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2009 was 2.84% compared to 2.88% for the nine months ended September 30, 2008.  During the first nine months of 2009, interest-earning assets averaged $679.8 million compared to $652.2 million during the same period of 2008.  Our net interest spread, was 2.61% for the nine months ended September 30, 2009 compared to 2.59% for the nine months ended September 30, 2008.

The slight increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended September 30, 2009.  Given the 500 basis point decrease in short-term rates over the past two years, the rates on our new and maturing loans and deposits are much lower than they were in the past.  However, in response to the significant decrease in rates, we have begun instituting interest rate floors on our new and maturing loans and have recently changed our focus to increasing the amount of variable rate loans in our portfolio.  We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

Despite a 175 basis point decline in short-term rates in the past 12 months, our loan yield decreased only 96 basis points for the nine months ended September 30, 2009 compared to the same period in 2008.  Offsetting the decrease in our loan yield was a 128 basis point decrease in the cost of our interest-bearing deposits for the first nine months of 2009 compared to the nine months ended September 30, 2008, primarily related to the cost of our time deposits which have renewed at rates much lower than their original rates.  In addition, our investment and federal funds sold yields combined decreased by 90 basis points for the 2009 period compared to the same three months in 2008.

The cost of our borrowings, specifically our junior subordinated debt, has declined during the nine month period ended September 30, 2009 compared to the same period in 2008 due to the variable rates of the debt.  As of September 30, 2009, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $12.6 million increase in noninterest-earning assets during the nine months ended September 30, 2009 compared to the same period in 2008 is due primarily to a $6.6 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, SC as well as increases of $4.0 million in bank-owned life insurance and $2.2 million in other real estate owned.  In addition, the $15.7 million increase in average shareholders’ equity during the 2009 period is primarily related to the $17.3 million received on February 27, 2009 for the issuance of preferred stock under the Treasury’s Capital Purchase Program.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended
	September 30, 2009 vs. 2008				September 30, 2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$273	$(984)	$(32)	$(743)	$1,631	$(1,719)	$(289)	$(377)
Investment securities	86	(224)	(15)	(153)	185	(8)	(1)	176
Federal funds sold	32	(51)	(29)	(48)	77	(49)	(48)	(20)
Total interest income	391	(1,259)	(76)	(944)	1,893	(1,776)	(338)	(221)

Interest expense
Deposits	108	(1,216)	(37)	(1,145)	1,285	(1,347)	(423)	(485)
Note payable and other	45	120	3	168	315	(309)	(58)	(52)
Junior subordinated debt	-	(74)	-	(74)	(33)	(80)	9	(104)
Total interest expense	153	(1,170)	(34)	(1,051)	1,567	(1,736)	(472)	(641)
Net interest income	$238	$(89)	$(42)	$107	$326	$(40)	$134	$420

	Nine Months Ended
	September 30, 2009 vs. 2008				September 30, 2008 vs. 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$1,274	$(4,032)	$(187)	$(2,945)	$5,207	$(3,198)	$(694)	$1,315
Investment securities	143	(569)	(21)	(447)	608	1	-	609
Federal funds sold	(19)	(219)	17	(221)	102	(248)	(57)	(203)
Total interest income	1,398	(4,820)	(191)	(3,613)	5,917	(3,445)	(751)	1,721

Interest expense
Deposits	497	(4,191)	(180)	(3,874)	2,466	(2,048)	(456)	(38)
Note payable and other	119	56	2	177	1,045	(589)	(149)	307
Junior subordinated debt	-	(231)	-	(231)	(39)	(175)	8	(206)
Total interest expense	616	(4,366)	(178)	(3,928)	3,472	(2,812)	(597)	63
Net interest income	$782	$(454)	$(13)	$315	$2,445	$(633)	$(154)	$1,658

Net interest income, the largest component of our income, was $4.9 million and $4.8 million for the three months ended September 30, 2009 and 2008, respectively.  The slight increase in the third quarter of 2009 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $30.8 million higher during the three months ended September 30, 2009 compared to the same period in 2008.  During the same period, average interest-bearing liabilities increased $15.4 million.  The higher average balances resulted in $238,000 of additional net interest income for the three months ended September 30, 2009, while lower rates on the average balances reduced net interest income by $89,000.

In addition, net interest income was $14.3 million and $14.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The small increase in the 2009 period related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $27.6 million higher during the nine months ended September 30, 2009 compared to the same period in 2008.  During the same period, average interest-bearing liabilities increased $21.0 million.  The higher average balances resulted in $782,000 of additional net interest income for the nine months ended September 30, 2009, while lower rates on the average balances reduced net interest income by $454,000.

Three months ended September 30, 2009 and 2008

Interest income for the three months ended September 30, 2009 was $9.1 million, consisting of $8.0 million on loans, $1.1 million on investments, and $9,000 on federal funds sold.  Interest income for the three months ended September 30, 2008 was $10.1 million, consisting of $8.7 million on loans, $1.3 million on investments, and $57,000 on federal funds sold.  Interest on loans for the three months ended September 30, 2009 and 2008 represented 87.5% and 86.7%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.5% and 13.3%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 82.8% and 83.9% of average interest-earning assets for the three months ended September 30, 2009 and 2008, respectively.  Included in interest income on loans for the three months ended September 30, 2009 and 2008 was $146,000 and $148,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2009 was $4.2 million, consisting of $2.4 million related to deposits and $1.8 million related to other borrowings.  Interest expense for the three months ended September 30, 2008 was $5.2 million, consisting of $3.5 million related to deposits and $1.7 million related to other borrowings.  Interest expense on deposits for the three months ended September 30, 2009 and 2008 represented 57.3% and 67.7%, respectively, of total interest expense, while interest expense on other borrowings represented 42.7% and 32.3%, respectively, of total interest expense for the same three month periods.  During the three months ended September 30, 2009, average interest-bearing deposits increased by $10.8 million over the same period in 2008, while our average notes payable and other borrowings increased $4.6 million during the three months ended September 30, 2009 over the same period in 2008.  The note payable and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Nine months ended September 30, 2009 and 2008

Interest income for the nine months ended September 30, 2009 was $27.1 million, consisting of $23.7 million on loans, $3.4 million on investments, and $17,000 on federal funds sold.  Interest income for the nine months ended September 30, 2008 was $30.7 million, consisting of $26.6 million on loans, $3.8 million on investments, and $238,000 on federal funds sold.  Interest income on loans for the nine months ended September 30, 2009 and 2008 represented 87.4% and 86.7%, respectively, of total interest income, while income from investments and federal funds sold represented only 12.6% and 13.3%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.5% and 83.2% of average interest-earning assets for the nine months ended September 30, 2009 and 2008, respectively.  Included in interest income on loans for the nine months ended September 30, 2009 and 2008 was $462,000 and $583,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the nine months ended September 30, 2009 was $12.8 million, consisting of $7.6 million related to deposits and $5.1 million related to borrowings.  Interest expense for the nine months ended September 30, 2008 was $16.7 million, consisting of $11.5 million related to deposits and $5.2 million related to borrowings.  Interest expense on deposits for the nine months ended September 30, 2009 and 2008 represented 59.7% and 68.9%, respectively, of total interest expense, while interest expense on other borrowings represented 40.3% and 31.1%, respectively, of total interest expense for the same nine month periods.  During the nine months ended September 30, 2009, average interest-bearing deposits increased by $16.5 million over the same period in 2008, while our notes payable and other borrowings increased $4.5 million during the nine months ended September 30, 2009 over the same period in 2008.  The note payable and other borrowings provide us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

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

Three and nine months ended September 30, 2009 and 2008

For the three months ended September 30, 2009 and 2008, we incurred a noncash expense related to the provision for loan losses of $1.1 million and $650,000, respectively, bringing the allowance for loan losses to $7.9 million and $6.5 million, respectively.  The allowance represented 1.39% of gross loans at September 30, 2009 and 1.16% of gross loans at September 30, 2008.  During the three months ended September 30, 2009, we charged-off $1.0 million of loans and recorded $91,000 of recoveries on loans previously charged-off.  During the three months ended September 30, 2008, we charged-off $621,000 of loans and recorded virtually no recoveries on loans previously charged-off.  The $909,000 and $621,000 net charge-offs during the third quarters of 2009 and 2008, respectively, represented an annualized rate of 0.63% and 0.45% of the average outstanding loan portfolio for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, we incurred a noncash expense related to the provision for loan losses of $2.8 million, bringing the allowance for loan losses to $7.9 million, or 1.39% of gross loans, as of September 30, 2009.  The $2.8 million provision for the nine months ended September 30, 2009 related primarily to the $2.0 million in charge-offs that occurred during this period.   In contrast, for the nine months ended September 30, 2008, we added $2.0 million to the provision for loan losses, resulting in an allowance of $6.5 million at September 30, 2008.  We charged-off $1.2 million of loans and recorded $10,000 of recoveries on loans previously charged-off during the nine months ended September 30, 2008.  The $1.9 million and $1.2 million net charge-offs during the first nine months of 2009 and 2008, respectively, represented 0.45% and 0.30% of the average outstanding loan portfolio for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the allowance for loan losses represented less than one time the amount of non-performing loans, compared to 1.9 times at September 30, 2008.  The coverage level of the allowance at September 30, 2009 decreased from the coverage level at September 30, 2008 due to an increase in non-performing loans.  A significant portion, or 79.6%, of nonperforming loans at September 30, 2009 are secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  As a result of this level of coverage on non-performing loans, we believe the provision of $2.8 million for the nine months ended September 30, 2009 to be adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income (dollars in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Loan fee income	$138	$38	$297	$126
Service fees on deposit accounts	199	177	551	468
Income from bank owned life insurance	213	114	459	312
Gain on sale of securities	34	7	34	7
Loss on other than temporary impairment	-	(1,841)	-	(1,841)
Real estate owned activity	(148)	(7)	(152)	(58)
Other income	97	85	277	245
Total noninterest income (loss)	$533	$(1,427)	$1,466	$(741)

Three months ended September 30, 2009 and 2008

Noninterest income for the three month period ended September 30, 2009 was $533,000, an increase of $2.0 million over a loss of $1.4 million for the same period of 2008.  The $2.0 million increase during the 2009 period is related primarily to a pre-tax impairment charge of $1.8 million on Fannie Mae preferred stock as well as increases of $100,000 in loan fee income and $99,000 in income from bank owned life insurance, partially offset by a $141,000 increase in real estate owned expenses.

Loan fee income was $138,000 and $38,000 for the three months ended September 30, 2009 and 2008, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  The $100,000 increase for the three months ended September 30, 2009 compared to the same period in 2008 related primarily to a $96,000 increase in mortgage origination fees, as well as a $5,000 increase in late fees.  Mortgage origination fees were $96,000 for the three months ended September 30, 2009 compared to $0 for the same period in 2008.  Income related to fees received from the issuance of lines and letters of credit was $12,000 and $11,000 for the third quarters of 2009 and 2008, respectively, while late charge fees were $30,000 and $25,000 for the three month periods ended September 30, 2009 and 2008, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $199,000 and $177,000 for the three months ended September 30, 2009 and 2008, respectively.  The $22,000 increase is primarily related to a $24,000 increase in deposit related fees such as service charges, partially offset by a $4,000 decrease in NSF fee income.  Service charge fees were $67,000 and $43,000 for the three months ended September 30, 2009 and 2008, respectively, while other fees such as overdraft and returned item fees were $14,000 and $13,000 for the same periods in 2009 and 2008, respectively.  NSF fee income was $118,000 and $122,000 for the third quarters of 2009 and 2008, respectively, representing 59.3% of total service fees on deposits in the 2009 period compared to 68.9% of total service fees on deposits in the 2008 period.

We purchased an additional $4.0 million of bank owned life insurance during the second half of 2008.  Income derived from life insurance was $213,000 and $114,000 for the three months ended September 30, 2009 and 2008, respectively.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans.  For the three months ended September 30, 2009 and 2008, our income received on the properties exceeded expenses related to owning the real estate by $44,000 and $8,000, respectively.  However, we also recorded a write-down on real estate owned of $192,000 and $15,000 during the respective 2009 and 2008 periods.  This net activity on real estate owned resulted in a loss of $148,000 and $7,000 for the three months ending September 30, 2009 and 2008, respectively.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $97,000 and $85,000 for the three months ended September 30, 2009 and 2008, respectively.  The $12,000 increase relates primarily to a $9,000 increase in debit card transaction fees and a $4,000 increase in other client service related fees.  Debit card transaction fees were $70,000 and $61,000 for the three months ended September 30, 2009 and 2008, respectively, and represented 72.2% and 71.8% of total other income for the third quarters of 2009 and 2008, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $27,000 and $25,000 for the three months ended September 30, 2009 and 2008, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended September 30, 2009 and 2008 was $43,000 and $36,000, respectively.  Wire transfer and other deposit related fees were $27,000 and $24,000 for the third quarters ended September 30, 2009 and 2008, respectively.

Nine months ended September 30, 2009 and 2008

Noninterest income for the nine month period ended September 30, 2009 was $1.5 million, an increase of $2.2 million over a loss of $741,000 for the same period of 2008.  The $2.2 million increase during the 2009 period is related primarily to a pre-tax impairment charge of $1.8 million on Fannie Mae preferred stock as well as increases of $171,000 in loan fee income, $83,000 in service fees on deposit accounts, and $147,000 in income from bank owned life insurance, partially offset by a $94,000 increase in real estate owned expenses.

Loan fee income was $297,000 and $126,000 for the nine months ended September 30, 2009 and 2008, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  The $171,000 increase for the nine months ended September 30, 2009 compared to the same period in 2008 related primarily to an increase of $178,000 in mortgage origination fees, partially offset by decreases of $2,000 in late charge fees and $5,000 in fees from issuance of lines and letters of credit.  Mortgage origination fees were $185,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively.  Late charge fees were $77,000 and $79,000 for the nine months ended September 30, 2009 and 2008, respectively, while income related to issuance of lines and letters of credit was $35,000 and $40,000 for the same periods in 2009 and 2008, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $551,000 and $468,000 for the nine months ended September 30, 2009 and 2008, respectively.  The $83,000 increase is primarily related to increases of $56,000 in deposit related fees such as service charges, $17,000 in overdraft and returned item fees, and $10,000 in NSF fees. Service charge fees were $183,000 and $127,000 for the nine months ended September 30, 2009 and 2008, respectively, while other fees such as overdraft and returned item fees were $39,000 and $22,000, respectively.  NSF income increased $10,000 to $329,000 for the nine months ended September 30, 2009 from $319,000 for the same period in 2008, representing 59.7% of total service fees on deposits in the 2009 period compared to 68.2% of total service fees on deposits in the 2008 period.

We purchased an additional $4.0 million of bank owned life insurance during the second half of 2008.  Income derived from life insurance was $459,000 and $312,000 for the nine months ended September 30, 2009 and 2008, respectively.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans.  For the nine months ended September 30, 2009 and 2008, our income received on the properties exceeded expenses related to owning the real estate by $40,000 and $52,000, respectively.  However, we also recorded a write-down on real estate owned of $192,000 and $110,000 during the respective 2009 and 2008 periods.  This net activity on real estate owned resulted in a loss of $152,000 and $58,000 for the three months ending September 30, 2009 and 2008, respectively.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $277,000 and $245,000 for the nine months ended September 30, 2009 and 2008, respectively.  The $32,000 increase relates primarily to a $27,000 increase in debit card transaction fees and a $7,000 increase in other client service related fees.  Debit card transaction fees were $197,000 and $170,000 for the nine months ended September 30, 2009 and 2008, respectively and represented 71.1% and 69.4% of total other income for the first nine months of 2009 and 2008, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $75,000 and $69,000 for the nine months ended September 30, 2009 and 2008, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the nine months ended September 30, 2009 and 2008 was $122,000 and $101,000, respectively.

Noninterest expenses

                The following table sets forth information related to our noninterest expenses (dollars in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Compensation and benefits	$1,980	$1,625	$5,867	$5,149
Professional fees	186	127	478	368
Marketing	176	154	495	450
Insurance	352	141	1,143	413
Occupancy	550	437	1,407	1,134
Data processing and related costs	358	347	1,077	1,012
Telephone	76	50	186	126
Other	187	159	605	560
Total noninterest expenses	$3,865	$3,040	$11,258	$9,212

Three months ended September 30, 2009 and 2008

We incurred noninterest expenses of $3.9 million for the three months ended September 30, 2009 compared to $3.0 million for the three months ended September 30, 2008, an increase of $825,000 or 27.1%.

Our efficiency ratio was 69.1% for the three months ended September 30, 2009 compared to 57.8% for the three months ended September 30, 2008.  The efficiency ratio is computed as noninterest expense as a percentage of noninterest income and net interest income, excluding real estate owned activity and the impairment charge.  The primary reason for the elevated efficiency ratio in the 2009 period is due to the increased FDIC insurance premiums and expenses related to our new regional headquarters building opened in August 2009.  The significant increase in insurance expense is primarily related to a general increase in the assessment rate used to calculate FDIC insurance premiums as well as the special assessment of approximately $300,000 charged by the FDIC.

For the three months ended September 30, 2009, compensation and benefits, occupancy, and data processing and related costs represented 74.7% of the total noninterest expense compared to 79.2% for the same period in 2008.

Nine months ended September 30, 2009 and 2008

We incurred noninterest expenses of $11.3 million for the nine months ended September 30, 2009 compared to $9.2 million for the nine months ended September 30, 2008, an increase of $2.1 million, or 22.2%

Our efficiency ratio was 70.8% for the nine months ended September 30, 2009 compared to 60.8% for the same period in 2008. The efficiency ratio is computed as noninterest expense as a percentage of noninterest income and net interest income, excluding real estate owned activity and the impairment charge. Increased FDIC insurance premiums and expenses related to the additional two retail offices opened in July 2008 and our new regional headquarters building contributed to the elevated efficiency ratio for the 2009 period.

For the nine months ended September 30, 2009, compensation and benefits, occupancy, and data processing and related costs represented 74.2% of the total noninterest expense compared to 79.2% for the same period in 2008.

The following table sets forth information related to our compensation and benefits (dollars in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Base compensation	$1,536	$1,293	$4,284	3,695
Incentive compensation	121	73	563	638
Total compensation	1,657	1,366	4,847	4,333
Benefits	360	299	1,126	940
Capitalized loan origination costs	(37)	(40)	(106)	(124)
Total compensation and benefits	$1,980	$1,625	$5,867	5,149

Three months ended September 30, 2009 and 2008

Total compensation and benefits expense was $2.0 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively.   Compensation and benefits represented 51.2% and 53.5% of our total noninterest expense for the three months ended September 30, 2009 and 2008, respectively.  The $355,000 increase in compensation and benefits in the third quarter of 2009 compared to the same period in 2008 resulted from increases of $243,000 in base compensation, $48,000 in incentive compensation, and $61,000 in benefits expense.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $3,000.

The $243,000 increase in base compensation expense related to the cost of 12 additional employees as well as the employees hired in mid-June 2008 to staff our two new office locations.  We hired 6 additional employees during the third quarter of 2009 in relation to the opening of our new regional headquarters in Columbia, South Carolina.  In addition, we have added positions in mortgage origination, credit, client services and accounting and human resources.  Incentive compensation represented 6.1% and 4.5% of total compensation and benefits for the three months ended September 30, 2009 and 2008, respectively.  The incentive compensation expense recorded for the third quarters of 2009 and 2008 represented an accrual of the estimated incentive compensation earned during the third quarter of the respective year.  Benefits expense increased $61,000 in the third quarter of 2009 compared to the same period in 2008.  Benefits expense represented 21.7% and 21.9% of the total compensation for the three months ended September 30, 2009 and 2008, respectively.

Nine months ended September 30, 2009 and 2008

Total compensation and benefits expense was $5.9 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively.   Compensation and benefits represented 52.1% and 55.9% of our total noninterest expense for the nine months ended September 30, 2009 and 2008, respectively.  The $718,000 increase in compensation and benefits in the first nine months of 2009 compared to the same period in 2008 resulted from increases of $589,000 in base compensation and $186,000 in benefits expense, partially offset by a reduction of $75,000 in incentive compensation.  In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $18,000.

The $589,000 increase in base compensation expense related to the cost of 12 additional employees as well as the employees hired in mid-June 2008 to staff our two new office locations.  We hired 6 additional employees during the third quarter of 2009 in relation to the opening of our new regional headquarters in Columbia, South Carolina.  In addition, we have added positions in mortgage origination, credit, client services and accounting and human resources.   Incentive compensation represented 9.6% and 12.4 % of total compensation and benefits for the nine months ended September 30, 2009 and 2008, respectively.  The incentive compensation expense recorded for the first nine months of 2009 and 2008 represented an accrual of the estimated incentive compensation earned during the first nine months of the respective year.  Benefits expense increased $186,000 in the first nine months of 2009 compared to the same period in 2008.  Benefits expense represented 23.2% and 21.7% of the total compensation for the nine months ended September 30, 2009 and 2008, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Data processing costs	$259	$266	$810	$776
Debit card transaction expense	27	25	75	69
Courier expense	28	26	82	73
Other expenses	44	30	110	94
Total data processing and related costs	$358	$347	$1,077	$1,012

Three and nine months ended September 30, 2009 and 2008

Total data processing and related costs were $358,000 and $347,000, an increase of $11,000 for the three months ended September 30, 2009 and 2008, respectively.   During the first nine months of 2009 and the same period of 2008, our data processing and related costs were $1.1 million and $1.0 million, respectively, an increase of $65,000, or 6.4%.

We have contracted with an outside computer service company to provide our core data processing services.  Data processing costs decreased $7,000, or 2.6%, from $266,000 to $259,000 for the three months ended September 30, 2009 compared to the same period in 2008.  While a significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, the $7,000 decrease is primarily related to services provided by a third party during the 2008 period for certain IT technical support and assistance.  During the nine months ended September 30, 2009 and 2008, data processing costs for our core processing system were $810,000 and $776,000, respectively, an increase of $34,000, or 4.4%.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.   Debit card transaction expense was $27,000 and $25,000 for the three months ended September 30, 2009 and 2008, respectively, and $75,000 and $69,000 for the nine months ended September 30, 2009 and 2008, respectively.

Occupancy expense represented 14.2% and 14.4% of total noninterest expense for the three months ended September 30, 2009 and 2008, respectively.  Occupancy expense increased by $113,000 for the three months ended September 30, 2009 and 2008 from $437,000 to $550,000, respectively.  The increase is primarily due to the costs of depreciation and maintenance associated with our new regional headquarters building in Columbia, South Carolina which opened in August 2009.  For the nine months ended September 30, 2009, occupancy expense increased $273,000 to $1.4 million from $1.1 million for the same period ended September 30, 2008.  The increase is primarily due to the increased costs of depreciation and maintenance associated with the two retail offices which opened in July 2008 and our new regional headquarters building which opened in August 2009.  Occupancy expense represented 12.5% and 12.3% of total noninterest expense for the first nine months of 2009 and 2008, respectively.

The remaining $346,000 increase in noninterest expense for the three month period ended September 30, 2009 compared to the same period in 2008 resulted primarily from increases of $211,000 in insurance expense, $59,000 in professional fees, $22,000 in marketing expenses, $26,000 in telephone expense, and $28,000 in other noninterest expenses.  The significant increase in insurance expense for the three month period is related to a general increase in the assessment rate used to calculate FDIC insurance premiums.  The increase in professional fees relates primarily to increased legal, accounting, and directors fees, while the increases in marketing and telephone expenses are due to increased community support and basic communication costs.  In addition, the $28,000 increase in other expense is primarily due to a $16,000 increase in collection expenses.

For the nine month period ended September 30, 2009, remaining noninterest expenses increased $990,000 from the same period in 2008.  Of this amount, $730,000 was related to insurance expense, $110,000 to professional fees, $45,000 to marketing expenses, $60,000 to telephone expenses, and $45,000 to other expenses.  The significant increase in insurance expense is primarily related to a general increase in the assessment rate used to calculate FDIC insurance premiums as well as the special assessment of approximately $300,000 charged by the FDIC.  The increase in professional fees relates primarily to increased legal, accounting, and directors fees, while the increases in marketing and telephone expenses are due to increased community support and basic communication costs.  In addition, the $45,000 increase in other expense is primarily due to a $110,000 increase in collection expenses, partially offset by decreases of $31,000 in office supplies, $29,000 in deposit account losses, and $21,000 in travel and business meal expenses.

Income tax expense was $109,000 for the three months ended September 30, 2009 compared to a tax benefit of $148,000 during the same period in 2008.   For the nine months ended September 30, 2009, income tax expense was $461,000 compared to $630,000 for the same period in 2008.  Our effective tax rate was 20.5% and (54.0%), respectively, for the three month periods ended September 30, 2009 and 2008, respectively, and 26.7% and 29.8% for the nine month periods ended September 30, 2009 and 2008, respectively.  The lower net income before taxes during the first nine months of 2009 increased the impact that our tax-exempt income had in lowering our effective tax rate from the same periods in the prior year.

Balance Sheet Review

General

                At September 30, 2009, we had total assets of $732.7 million, consisting principally of $569.7 million in loans, $99.7 million in investments, $22.0 million in federal funds sold, $6.9 million in cash and due from banks and $13.8 million in bank owned life insurance.  Our liabilities at September 30, 2009 totaled $672.4 million, which consisted principally of $494.8 million in deposits, $5.0 million in short-term repurchase agreements, $154.4 million in notes payable and other borrowings, and $13.4 million in junior subordinated debentures.  At September 30, 2009, our shareholders’ equity was $60.2 million.

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

Federal Funds Sold

At September 30, 2009, our federal funds sold were $22.0 million, or 3.0% of total assets.  At December 31, 2008, our $8.8 million in short-term investments in federal funds sold on an overnight basis comprised 1.3% of total assets.

Investments

At September 30, 2009, the $99.7 million in our investment securities portfolio represented approximately 13.6% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $90.9 million and an amortized cost of $89.1 million for an unrealized gain of $1.8 million.

Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2009 are shown in the following table (dollars in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at September 30, 2009.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government sponsored enterprises	$-	-	$-	-	$7,497	5.06%	$7,497	5.06%
State and political subdivisions	-	-	3,112	3.79%	906	3.82%	4,018	3.80%
Mortgage-backed securities	293	4.72%	4,123	4.53%	64,844	4.91%	69,260	4.90%
Total	$293	4.72%	$7,235	4.21%	$73,247	4.81%	$80,775	4.76%

Held to Maturity
Mortgage-backed securities	$173	3.92%	1,948	4.30%	$7,674	4.64%	$9,795	4.56%

Other investments at September 30, 2009, consisted of Federal Reserve Bank stock with a cost of $1.5 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $7.1 million.  At September 30, 2009, our investments included securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with carrying values of $27.1 million, $40.4 million, and $6.5 million, respectively.

The amortized costs and the fair value of our investments at September 30, 2009 and December 31, 2008 are shown in the following table (dollars in thousands).

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government sponsored enterprises	$7,483	$7,497	$18,482	$18,708
State and political subdivisions	3,789	4,018	3,790	3,772
Mortgage-backed securities	68,003	69,260	43,700	41,886
FNMA Preferred stock	-	-	84	66
Total	$79,275	$80,775	$66,056	$64,432

Held to Maturity
Mortgage-backed securities	$9,795	$10,132	$12,519	$12,618

At September 30, 2009, the Company had an unrealized loss on one of its individual investments in mortgage-backed securities.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of this investment is attributed to market turmoil and liquidity and not the credit quality of the issuer.  The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.  In addition, the Company held one collateralized mortgage obligation (“CMO”) that was in an unrealized loss position at September 30, 2009.  The Company has the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers; therefore, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Effective April 1, 2009, the Company adopted FASB ASC 820, “Fair Value Measurement and Disclosures,” which allows fair value to be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data if listed prices or active market quotes are not readily available.  Our private label CMOs, which are non-agency securities, were priced based on an internally developed cash flow model due to market illiquidity.  To determine our pricing valuation, the Company obtained fair values for its private label Collateralized Mortgage Obligations (“CMO”) investments from third party pricing vendors.  In addition, we evaluated recent transaction volumes, price quotations and related price variability, broker information available to us, and market liquidity to the extent possible.  We noted that this market has had little, if any, new issuance since the credit crisis began.  The company determined that most sales are forced and do not reflect the true economic value of these securities.

The two major components in the bank’s internal model are the prepayment speeds of the securities and the dollar amount of loan defaults compared to the excess collateral amounts in each pool.  The prepayment speeds utilized in the model are based on the prior prepayment rates for the specific securities and the anticipated future prepayment speeds for like securities.  The default rates are based on both the historical loss rates for each security and an analysis of the current loan delinquency amounts in each portfolio.  Anticipated loss amounts are determined based on the various levels of delinquency, with higher percentages being assigned to loans over 90 days or loans in foreclosure.  The anticipated loss amounts are then compared to the dollar amount of the excess collateral included in each pool.  Based on the bank’s calculations and assumptions, management anticipates receiving all of the outstanding principal and the related interest for each security.  The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

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

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government sponsored enterprises	$-	- %	$11,238	5.19%	$7,470	5.06%	$18,708	5.14%
State and political subdivisions	-	- %	645	3.81%	3,127	3.79%	3,772	3.80%
Mortgage-backed securities	414	4.69%	4,838	4.51%	36,634	5.74%	41,886	5.59%
FNMA Preferred Stock	-	- %	-	- %	66	- %	66	- %
Total	$414	4.69%	$16,721	4.94%	$47,297	5.48%	$64,432	5.50%

Held to Maturity
Mortgage-backed securities	$238	3.95%	$2,333	4.45%	$9,948	4.70%	$12,519	4.64%

Other investments at December 31, 2008 consisted of Federal Reserve Bank stock with a cost of $1.3 million, investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively, and Federal Home Loan Bank stock with a cost of $6.7 million.

Loans

                Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the nine months ended September 30, 2009 and 2008, average loans were $567.9 million and $542.7 million, respectively.  Before the allowance for loan losses, total loans outstanding at September 30, 2009 were $569.7 million.  Average loans for the year ended December 31, 2008 were $547.7 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2008 were $566.6 million.

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

                The following table summarizes the composition of our loan portfolio at September 30, 2009 and December 31, 2008 (dollars in thousands).  The $28.9 million decrease in construction loans is primarily due to projects being completed and the loan restructured into a permanent loan either with our bank or another financial institution.

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial:
Owner occupied	$129,014	22.6%	$113,370	20.0%
Non-owner occupied	160,995	28.3%	151,274	26.7%
Construction	24,133	4.2%	52,981	9.4%
Total commercial real estate	314,142	55.1%	317,625	56.1%
Consumer:
Residential	55,788	9.8%	60,336	10.7%
Home equity	73,112	12.8%	62,987	11.1%
Construction	5,685	1.0%	8,905	1.5%
Total consumer real estate	134,585	23.6%	132,228	23.3%
Total real estate	448,727	78.7%	449,853	79.4%

Commercial business	111,420	19.6%	106,479	18.8%
Consumer-other	10,305	1.8%	11,194	2.0%
Deferred origination fees, net	(765)	(0.1)%	(919)	(0.2)%
Total gross loans, net of deferred fees	569,687	100.0%	566,607	100.0%
Less—allowance for loan losses	(7,916)		(7,005)
Total loans, net	$561,771		$559,602

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2009 (dollars in thousands).

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate – mortgage	$78,715	$257,022	$83,172	$418,909
Real estate – construction	14,101	14,139	1,578	29,818
Total real estate	92,816	271,161	84,750	448,727

Commercial business	61,251	47,871	2,298	111,420
Consumer-other	6,325	3,430	550	10,305
Deferred origination fees, net	(208)	(437)	(120)	(765)
Total gross loans, net of deferred fees	$160,184	$322,025	$87,478	$569,687

Loans maturing after one year with:
Fixed interest rates				$206,840
Floating interest rates				$202,663

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

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.  Due to the growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we adjust the amount of the allowance based on changing circumstances.  We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	September 30,
	2009	2008

Balance, beginning of period	$7,005	$5,751
Loans charged-off	(1,995)	(1,219)
Recoveries of loans previously charged-off	96	10
Net loans (charged-off) recovery	$(1,899)	$(1,209)
Provision for loan losses	2,810	1,950
Balance, end of period	$7,916	$6,492

Allowance for loan losses to gross loans	1.39%	1.16%
Net charge-offs to average loans	0.45%	0.30%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of our loans.

The allowance for loan losses was $7.9 million and $7.0 million at September 30, 2009 and December 31, 2008, respectively, or 1.39% and 1.24% of outstanding loans, respectively.  During the year ended December 31, 2008, we had net charged-off loans of $1.9 million.  During the nine months ended September 30, 2009 and 2008 we had net charge-offs of $1.9 million and $1.2 million, respectively.

Nonperforming Assets

                The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans as of September 30, 2009 and December 31, 2008 (dollars in thousands).  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	September 30,	December 31,
	2009	2008
Loans on nonaccrual:
Mortgage	$7,863	6,818
Commercial	1,955	868
Consumer	58	13
Total nonaccrual loans	9,876	7,699
Total of nonperforming loans	9,876	7,699
Other nonperforming assets	4,093	2,116
Total nonperforming assets	$13,969	9,815
Loans over 90 days past due (1)	$4,830	7,008

Nonperforming assets as a percentage of:
Total assets	1.91%	1.42%
Gross loans	2.45%	1.73%

                                                                    (1) Loans over 90 days are included in nonaccrual loans

At September 30, 2009 nonperforming assets were $14.0 million, or 1.91% of total assets and 2.45% of gross loans.  Comparatively, nonperforming assets were $9.8 million, or 1.42% of total assets and 1.73% of gross loans at December 31, 2008.  Nonaccrual loans increased $2.2 million to $9.9 million at September 30, 2009 from $7.7 million at December 31, 2008.  This increase is primarily related to 2 residential real estate properties and several commercial business loans.  The amount of foregone interest income on the nonaccrual loans in the first nine months of 2009 was approximately $467,000.   The amount of interest income recorded in the first nine months of 2009 for loans that were on nonaccrual at September 30, 2009 was approximately $87,000.

Other nonperforming assets include real estate acquired in settlement of loans.  These assets increased $2.0 million to $4.1 million at September 30, 2009 from $2.1 million at December 31, 2008.  The balance at September 30, 2009 includes six commercial properties totaling $3.5 million and four pieces of residential real estate for $562,000.  We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2009.

At September 30, 2009 and 2008, impaired loans amounted to approximately $9.9 million and $3.4 million.  Specific reserves allocated to these impaired loans totaled $1.2 million and $400,000 at September 30, 2009 and 2008, respectively.  At September 30, 2009, there were approximately $3.4 million of impaired loans with specific reserves and approximately $6.5 million in impaired loans for which no specific reserve had been recognized.  The average recorded investment in impaired loans for the quarters ended September 30, 2009 and 2008 was $9.3 million and $2.9 million , respectively.

Deposits and Other Interest-Bearing Liabilities

                Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and short-term repurchase agreements.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have comparable rates compared to rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  The amount of out-of-market deposits was $184.9 million at September 30, 2009 and $200.9 million at December 31, 2008.

We generally obtain out-of-market deposits through brokers with whom we maintain ongoing relationships.  We have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs to 50% of total deposits and dictate that our current interest rate risk profile determines the terms.  In addition, we do not obtain time deposits through the Internet.  These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 115% and 121% at September 30, 2009 and December 31, 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2009 and 2008 (dollars in thousands).

	2009		2008
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$35,663	- %	$32,369	- %
Interest bearing demand deposits	43,015	0.69%	39,135	1.08%
Money market accounts	83,501	1.16%	88,284	2.01%
Savings accounts	2,138	0.17%	1,841	0.35%
Time deposits less than $100,000	45,386	3.11%	47,770	4.05%
Time deposits greater than $100,000	272,130	2.77%	252,603	4.44%
Total deposits	$481,833	2.12%	$462,002	3.32%

The increase in time deposits of $100,000 or more for the nine months ended September 30, 2009 compared to the 2008 period resulted primarily from a $20.9 million increase in average wholesale deposits during the 2009 period.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $227.1 million and $205.9 million at September 30, 2009 and December 31, 2008, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2009 was as follows (dollars in thousands):

Three months or less	$58,927
Over three through six months	49,988
Over six through twelve months	57,640
Over twelve months	99,766
Total	$266,321

Capital Resources

                Total shareholders’ equity at September 30, 2009 was $60.2 million.  At December 31, 2008, total shareholders’ equity was $39.8 million.  The $20.5 million increase during the first nine months of 2009 resulted primarily from the $17.3 million issuance of preferred stock as well as $2.1 million from an unrealized gain on securities available for sale.

On February 27, 2009, as part of the CPP, the Company entered into the CPP Purchase Agreement with the Treasury Department, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) annualized for the nine months ended September 30, 2009 and the year ended December 31, 2008.  Since our inception, we have not paid cash dividends.

	September 30, 2009	December 31, 2008
Return on average assets	0.24%	0.27%

Return on average equity	3.07%	4.70%
Return on average common equity	1.38%	4.70%

Equity to total assets ratio	7.67%	5.73%
Common equity to total assets ratio	6.16%	5.73%

Our return on average assets was 0.24% for the nine months ended September 30, 2009, a slight decrease from 0.27% for the year ended December 31, 2008.  In addition, our return on average equity decreased to 3.07% from 4.70% for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  The increase in the equity to total assets ratio from December 31, 2008 is primarily related to the $17.3 million received in conjunction with the issuance of preferred stock.  In addition, our return on average common equity was 1.38% and our common equity to total assets ratio was 6.16% for the nine months ended September 30, 2009.

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

The following table sets forth the holding company’s and the bank’s various capital ratios at September 30, 2009 and at December 31, 2008.  For all periods, the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	September 30, 2009		December 31, 2008
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.4%	12.9%	10.4%	12.8%
Tier 1 risk-based capital	12.1%	11.7%	9.2%	11.6%
Leverage capital	9.9%	9.6%	7.7%	9.8%

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2009, unfunded commitments to extend credit were $83.4 million, of which $10.0 million was at fixed rates and $73.4 million was at variable rates.  At December 31, 2008, unfunded commitments to extend credit were $89.0 million, of which approximately $13.8 million was at fixed rates and $75.1 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2009 there was a $5.2 million commitment under letters of credit.  At December 31, 2008 there was a $4.8 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2009 for each of the time intervals indicated (dollars in thousands).

		After three	After one
	Within	but within	but within	After
	three months	twelve months	five years	five years	Total
Interest-earning assets:
Federal funds sold	$21,963	$-	$-	$-	$21,963
Investment securities	4,950	13,167	39,457	32,996	90,570
Loans	297,810	38,700	169,040	51,889	557,439
Total earning assets	$324,723	$51,867	$208,497	$84,885	$669,972

Interest-bearing liabilities:
Money market and NOW	$129,168	$-	$-	$-	$129,168
Regular savings	2,143	-	-	-	2,143
Time deposits	74,865	139,885	112,049	-	326,799
Short-term repurchase agreements	5,000	-	-	-	5,000
Note payable and other borrowings	79,850	26,975	32,600	15,000	154,425
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$304,429	$166,860	$144,649	$15,000	$630,938

Period gap	$20,294	$(114,993)	$63,848	$69,885
Cumulative gap	20,294	(94,699)	(30,851)	39,034

Ratio of cumulative gap to total earning assets	3.0%	(14.1%)	(4.6%)	5.8%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008, at each of the time intervals (dollars in thousands).

		After three	After one
	Within	but within	but within	After
	three months	twelve months	five years	five years	Total
Interest-earning assets:
Federal funds sold	$8,800	-	-	-	8,800
Investment securities	4,673	22,187	26,209	23,882	76,951
Loans	262,203	41,558	191,387	64,269	559,417
Total earning assets	$275,676	63,745	217,596	88,151	645,168

Interest-bearing liabilities:
Money market and NOW	$122,608	-	-	-	122,608
Regular savings	1,918	-	-	-	1,918
Time deposits	101,083	135,611	73,549	-	310,243
Note payable and other borrowings	94,575	14,500	45,600	10,000	164,675
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$333,587	150,111	119,149	10,000	612,847

Period gap	$(57,911)	(86,366)	98,447	78,151
Cumulative Gap	(57,911)	(144,277)	(45,830)	32,321

Ratio of cumulative gap to total earning assets	(9.0%)	(22.4%)	(7.1%)	5.0%

We were liability sensitive at both December 31, 2008 September 30, 2009.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 50% and 43% of our loans were variable rate loans at September 30, 2009 and December 31, 2008, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (14.1%) because $94.7 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At September 30, 2009, 74.7% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Of the $304.4 million of interest-bearing liabilities set to reprice within three months, 43.1% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant.  However, certificates of deposit that are currently maturing or renewing are repricing at lower rates.  We expect to benefit as these deposits reprice, even if market rates increase slightly.  At September 30, 2009, we had $94.7 million more liabilities than assets that reprice within the next twelve months.  Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of September 30, 2009.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At September 30, 2009 and December 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $28.9 million and $13.2 million, or 3.9% and 1.9% of total assets, respectively.  Our investment securities at September 30, 2009 and December 31, 2008 amounted to $99.7 million and $85.4 million, or 13.6% and 12.3% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, a substantial portion of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $38.0 million for which there were no borrowings against the lines at September 30, 2009.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at September 30, 2009 was $6.3 million, based on the bank’s $7.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

                The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 4, 2009	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 4, 2009	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                       Description

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.