Form 10-K
period 2009-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2010-03-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934

For The Fiscal Year December 31, 2009.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $17,927,071 as of the last business day of the registrant's most recently completed second fiscal quarter.

3,135,206 shares of the registrant's common stock were outstanding as of March 1, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
  the thigh concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
  significant increases in competitive pressure in the banking and financial services industries;
  changes in the interest rate environment which could reduce anticipated margins;
  changes in political conditions or the legislative or regulatory environment;
  general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected resulting in, among other things, a deterioration in credit quality;
  changes occurring in business conditions and inflation;
  changes in deposit flows;
  changes in technology;
  changes in monetary and tax policies;
  adequacy of the level of our allowance for loan loss;
  the rate of delinquencies and amount of loans charged-off;
  the rate of loan growth;
  adverse changes in asset quality and resulting credit risk-related losses and expenses;
  loss of consumer confidence and economic disruptions resulting from terrorist activities;
  changes in the securities markets; and
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the developments over the past two years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the "company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the "bank") and all of the stock of Greenville First Statutory Trust I and II (collectively, the "Trusts"). On July 2, 2007, the company and bank changed their name to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. The bank is a national bank organized under the laws of the United States with offices located in Greenville and Richland Counties, South Carolina. The bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

On February 27, 2009, as part of the U.S. Treasury Department's (the "Treasury Department") Capital Purchase Program (the "CPP"), the company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which the company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 330,554 shares of the company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The company must consult with the Office of the Comptroller of the Currency ("OCC") before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). Management uses these non-GAAP measures to analyze the company's performance in comparison to prior years. During 2008, the company recorded an other than temporary impairment charge of $1.9 million on our Fannie Mae preferred stock. Also, during 2007 the company recorded a $319,291 gain on sale of long lived assets. These items are discussed further in "Income Statement Review — Noninterest income (loss)." Management uses operating measures, which exclude the impairment charges and gain on sale of long lived assets, in the calculation of certain company ratios to analyze on a consistent basis and over a longer period of time, the performance of which it considers to be its core banking operations. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the company's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies. (See Item 6. Selected Financial Data.)

Marketing Focus

We commenced operations in January 2000 and at that time were the first community bank organized in the city of Greenville, South Carolina in over 10 years. During the 1990s, several community banks operating in the Greenville market were acquired by larger regional financial institutions. We formed the bank to take advantage of market opportunities resulting from this continued consolidation of the financial services industry. Responding to this opportunity, we created a marketing plan focusing on the professional market in Greenville, including doctors, dentists, and small business owners. We serve this market with a client-focused structure called relationship teams, which provides each client with a specific banker contact and support team responsible for all of the client's banking needs. The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage. We consider exceptional client service to be a critical part of our culture, which we refer to as "ClientFIRST." We emphasize this ClientFIRST culture in the training that we provide our employees, and we strive to reflect this ClientFIRST culture in all aspects of our business. During 2007, we opened an office in Columbia, South Carolina, broadening our market to include Richland and Lexington Counties and utilizing the same client-focused structure, culture, and marketing plan. In conjunction with our entrance into this new market, we changed the name of our bank to Southern First Bank; however, we continue to operate as Greenville First Bank in Greenville County.

Location and Service Area

Historically, our primary market was Greenville County, South Carolina. In January 2007, we entered into the Columbia market which includes Richland and Lexington Counties.

Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. It is South Carolina's most populous county with approximately 441,000 residents. Greenville is also one of the state's wealthiest counties, with estimated median household income of $53,000 for 2009. In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and continues to trend in this direction. Greenville County is considered the "economic engine of South Carolina" and was recognized by Expansion Management Magazine in 2007 as the 3rd top real estate market in the country for expanding and relocating businesses.

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

Columbia, South Carolina is the State capital and largest city in the State. Columbia is home to Fort Jackson, the largest and most active initial entry training center of the United States Army. Richland County is the 2nd largest county in the State with a population of approximately 369,000 residents, while Lexington County is the 5th largest county with a population of approximately 251,000. From 2000 to 2009, the combined estimated population of Richland and neighboring Lexington counties grew approximately 15.4% to an estimated 619,000. The median household income for Richland and Lexington Counties combined was $55,000 for 2009.

In January 2007, we opened our first office in Columbia as a loan production office which became a full-service branch in July 2007. On July 14, 2008 we opened our second branch office in the Columbia market which is located on Sunset Avenue in Lexington. On August 2, 2009 we opened our Columbia regional headquarters building located on Knox Abbott Drive and subsequently closed our temporary office location on Lady Street.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2009, we had net loans of $566.5 million, representing 78.8% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2009, our average loan size was approximately $208,000. Excluding home equity lines of credit, the average loan size was approximately $287,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2009, our 10 largest client loan relationships represented approximately $56.0 million, or 9.9% of our loan portfolio.

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

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2009, approximately $69.1 million, or 12.0% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 88 loans totaling approximately $18.4 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans. Furthermore, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan's life. For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Based upon the capitalization of the bank at December 31, 2009, the maximum amount we could lend to one borrower is $11.7 million. However, our internal lending limit at December 31, 2009 is $6.0 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the bank's clients. The bank's legal lending limit will increase or decrease in response to increases or decreases in the bank's level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2009, loans secured by first or second mortgages on real estate made up approximately 79.0% of our loan portfolio.

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

  Commercial Real Estate Loans. At December 31, 2009, commercial real estate loans (other than construction loans) amounted to $293.0 million, or approximately 51.0% of our loan portfolio. Of our commercial real estate loan portfolio, $160.5 million in loans were not owner-occupied properties, representing 54.8% of our commercial real estate portfolio and 27.9% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $132.6 million in loans or 45.2% of the commercial loan portfolio, were owner-occupied. Owner-occupied loans represented 23.1% of our total loan portfolio. At December 31, 2009, our individual commercial real estate loans ranged in size from approximately $2,700 to $3.7 million, with an average loan size of approximately $478,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower's cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

  Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2009, total construction loans amounted to $30.7 million, or 5.4% of our loan portfolio. Included in the $30.7 million was $22.7 million, or 4.0% of our loan portfolio, that were commercial construction, and $7.9 million, or 1.4% of our loan portfolio, that were consumer construction loans. At December 31, 2009, our commercial construction and development real estate loans ranged in size from approximately $27,000 to $3.5 million, with an average loan size of approximately $650,000. At December 31, 2009, our individual residential construction and development real estate loans ranged in size from approximately $34,000 to $1.8 million, with an average loan size of approximately $496,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

  Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2009, residential real estate loans (other than construction loans) amounted to $129.7 million, or 22.6% of our loan portfolio. Included in the residential real estate loans was $55.4 million, or 9.6% of our loan portfolio, in first and second mortgages on individuals' homes, and $74.3 million, or 13.0% of our loan portfolio, in home equity loans. At December 31, 2009, our individual residential real estate loans ranged in size from $12,700 to $2.7 million, with an average loan size of approximately $270,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2009, our individual home equity lines of credit ranged in size from $1,200 to $1.8 million, with an average of approximately $109,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of five years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2009, commercial business loans amounted to $110.5 million, or 19.3% of our loan portfolio, and ranged in size from approximately $1,000 to $2.6 million, with an average loan size of approximately $162,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2009, we had not originated any small business loans utilizing government enhancements.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with terms negotiable. At December 31, 2009, consumer loans amounted to $11.0 million, or 1.9% of our loan portfolio, and ranged in size from $100 to $950,000, with an average loan size of approximately $20,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local markets. Our out-of-market, or wholesale, certificates of deposits represented 29.9% of total deposits at December 31, 2009. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. In an effort to obtain lower costing deposits, we are focusing on expanding our retail deposit program. Accordingly, we opened a new regional retail office in the Columbia, South Carolina area in August 2009, which will assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on customer service and our ClientFIRST culture to attract and retain deposits.

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

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville, Richland and Lexington Counties and elsewhere.

As of June 30, 2009, there were 35 financial institutions other than us in our primary market of Greenville County and 30 other financial institutions in the Columbia market. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2009, the most recent date for which market data is available, total deposits in the bank's primary service area, Greenville County, were over $10.5 billion, which represented a 4.1% deposit increase from 2008. At June 30, 2009, our deposits represented 4.6% of the market.

We first entered the retail deposit market in Columbia as a full-service branch office in July 2007. Our service area in the Columbia market includes both Lexington and Richland counties which combined represented over $13.1 billion in deposits as of June 30, 2009, a 6.9% increase from 2008. Our deposits represent 0.17% of the market.

Employees

At December 31, 2009 and 2008, we employed a total of 105 and 91 full-time equivalent employees, respectively. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Developments

The Congress, the Treasury Department and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system. Several regulatory and governmental actions have been announced including:

  In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP").  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program ("CPP").  Under the CPP, the Treasury Department purchased debt or equity securities from participating institutions.  TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

  On February 27, 2009, as part of the CPP, Southern First entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which Southern First sold (i) 17,299 shares of Southern First's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 330,554 shares of Southern First's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Southern First must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.85 per share of the common stock.

  EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

  On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program ("TLGP").  TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Participants in DGP would pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We are participating in the TAGP and have opted out of the DGP.

  On February 10, 2009, the Treasury Department announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

    • A capital assistance program that invested in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

    • A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

    • A public-private investment fund program that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions; and

    • Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

  On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.
  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

    • The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

    • The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, our deposit insurance costs increased significantly in 2009. Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

  banking or managing or controlling banks;
  furnishing services to or performing services for our subsidiaries; and
  any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  factoring accounts receivable;
  making, acquiring, brokering or servicing loans and usual related activities;
  leasing personal or real property;
  operating a non-bank depository institution, such as a savings association;
  trust company functions;
  financial and investment advisory activities;
  conducting discount securities brokerage activities;
  underwriting and dealing in government obligations and money market instruments;
  providing specified management consulting and counseling activities;
  performing selected data processing services and support services;
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

Our ability to pay dividends is subject to regulatory restrictions as described below in "Southern First Bank — Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Southern First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is generally $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to

$250,000 for each non-retirement depositor through December 31, 2013, and the bank is participating in the FDIC's Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts until June 30, 2010. The OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including security devices and procedures;
  adequacy of capitalization and loss reserves;
  loans;
  investments;
  borrowings;
  deposits;
  mergers;
  issuances of securities;
  payment of dividends;
  interest rates payable on deposits;
  interest rates or fees chargeable on loans;
  establishment of branches;
  corporate reorganizations;
  maintenance of books and records; and
  adequacy of staff training to carry on safe lending and deposit gathering practices.

The OCC requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios – Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of Total capital to risk-weighted assets, and the "leverage ratio," which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well capitalized," the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

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

  internal controls;
  information systems and audit systems;
  loan documentation;
  credit underwriting;
  interest rate risk exposure; and
  asset quality.

Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the OCC's prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

  Well Capitalized – The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  Adequately Capitalized – The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  Undercapitalized – The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

  Significantly Undercapitalized – The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

  Critically Undercapitalized – The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the OCC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

Usually, if the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside a bank's normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2009, the bank was deemed to be "well capitalized."

Standards for Safety and Soundness. The Federal Deposit Insurance Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these required standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Insurance of Accounts and Regulation by the FDIC. Southern First's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $336,000 to the FDIC at the end of the third quarter 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $3.2 million in prepaid risk-based assessments, which included $207,000 million related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $3.0 million in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 than in previous periods.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment equaled 4.04 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank's deposit insurance.

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

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2009, the company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
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

The Office of Foreign Assets Control ("OFAC"), which is a division of the Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

  allowing check truncation without making it mandatory;
  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
  legalizing substitutions for and replacements of paper checks without agreement from consumers;
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

Proposed Legislation and Regulatory Action. Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled "Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation" (the "Proposal") which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal includes the creation of a new federal government agency, the National Bank Supervisor ("NBS") that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the Bank. There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency ("CFPA") would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a "floor" and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

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

Negative developments in the financial industry and the domestic and international credit markets have adversely affected our operations and results.

Negative developments from the latter half of 2007 through 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department's Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under "Supervision and Regulation", in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be "other-than-temporary impairments."

Because of our participation in the Treasury Department's Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury Department, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury Department holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the Treasury Department pursuant to the Capital Purchase Program.

Legislation that has been adopted after we closed on our sale of Series A Preferred Stock and warrants to the Treasury Department for $17.3 million pursuant to the CPP on February 27, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury Department. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury Department in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 9.65% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Moreover, the securities purchase agreement between us and the Treasury pursuant to the CPP provides that prior to the earlier of (i) three years from the date of sale and (ii) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series T Preferred Stock) or trust preferred securities.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 87.7% of our interest income for the year ended December 31, 2009. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 79.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. Our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of our risk assessment category and increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. During the year ended December 31, 2009, we paid approximately $664,000 in deposit insurance assessments and an additional one-time special assessment of $336,000. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC's new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks has increased. In addition, the new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank. In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances. We were required to pay approximately $3.2 million in prepaid insurance premiums which is included in other assets at December 31, 2009. Continued increases in this expense would have a material adverse effect on our financial condition.

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

  the duration of the credit;
  credit risks of a particular customer;
  changes in economic and industry conditions; and
  in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

  an ongoing review of the quality, mix, and size of our overall loan portfolio;
  our historical loan loss experience;
  evaluation of economic conditions;
  regular reviews of loan delinquencies and loan portfolio quality; and
  the amount and quality of collateral, including guarantees, securing the loans.

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

Proposals for further regulation of the financial services industry are continually be introduced in the U.S. Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. See the "Supervision and Regulation" section of this Form 10-K for a summary description of proposed regulations and legislative action that has been introduced and/or adopted over the past two years. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse affect on our financial condition and results of operations.

We may need to raise additional capital in the future to redeem the Series T Preferred Stock or to support further growth, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury Department under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

Liquidity needs could adversely affect our financial condition and results of operation.

Dividends from our bank provide one source of funds for our company. The primary sources of funds of our bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, which could be exacerbated by potential climate change, natural disasters and international instability.

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

As of December 31, 2009, 29.9% of our deposits were obtained from out of market sources. To continue to have access to this source of funding, we are required to be classified as a "well-capitalized" bank by the OCC; whereas, if we only "meet" the capital requirement, we must obtain permission from the OCC in order to continue utilizing this source of funding. During 2008, many of the institutional investors began to require that bank participation in the wholesale funding program have an IDC rating at levels that meet their various expectations. As of September 30, 2009, the last published date, our IDC rating was 145. This is considered by most investors to meet their definition of a satisfactory rated institution. Should our financial condition deteriorate, our IDC rating would most likely decline. Such a decline could result in a reduction of some or all investors and could result in higher brokerage costs to the bank.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2009, approximately $69.1 million of our loans, or 12.0% of total loans and 89.4% of our bank's risk-based capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 88 loans totaling approximately $18.4 million had loan-to-value ratios of 100% or more. Included in the $69.2 million of loans that exceeded supervisory guidelines at December 31, 2009, $27.3 million of our commercial loans, or 4.7% of total loans, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the amount of loss given default on the loan.

A small percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as "exceptions." We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions. As of December 31, 2009, approximately 5% of the loans in our portfolio included collateral exceptions to our loan policies, which is less than our internal limit. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.

Item 1B. Unresolved Staff Comments.

None.

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

In August 2009, we opened our Columbia regional headquarters building in Cayce, South Carolina near the historic Guignard brick works. We own these premises. Prior to the opening of the new Columbia location, we operated a full-service branch office on Lady Street in Columbia, South Carolina. Our lease on this temporary office location expired in December 2009.

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

Item 4. [Reserved.]

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol "SFST." From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol "GVBK." On September 24, 2004, our common stock began trading on the NASDAQ Global Market. On July 2, 2007, we changed our symbol to "SFST" in conjunction with the change in our corporate name to Southern First Bancshares. We had approximately 1,000 shareholders of record on February 28, 2010.

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

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2009 and 2008.

2009	High	Low
First Quarter	$8.18	$4.75
Second Quarter	6.99	5.00
Third Quarter	8.50	6.16
Fourth Quarter	8.44	6.10

2008	High	Low
First Quarter	$15.10	$13.20
Second Quarter	15.20	9.73
Third Quarter	13.14	10.00
Fourth Quarter	11.00	8.00

The following table sets forth equity compensation plan information at December 31, 2009. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividend in 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders

Stock options (1)	339,165	$8.89	53,199
Restricted stock	-	-	8,500
Equity compensation plans not approved by security holders (2)

	73,493	$6.06	-
Total	412,658	$8.39	61,699

(1)	The number of shares of common stock available under the 2000 Greenville First Bancshares, Inc. Stock Incentive Plan automatically increases each time we issue additional shares so that it continues to equal 15% of our total outstanding shares. Our board of directors has approved 436,424 shares of common stock to be issued as stock options. Under the terms of Plan no further awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards granted have vested of been forfeited.
(2)	Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $6.06 per share for every two shares purchased during our initial public offering. The warrants are represented by separate warrant agreements. All of the warrants have vested and are exercisable in whole or in part during the ten-year period that ended January 10, 2010. The warrants may not be assigned, pledged, or hypothecated in any way. The 73,493 of shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Federal Reserve, OCC, or FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6. Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets	$719,297	$692,979	$628,129	$509,344	$405,313
Federal funds sold	6,462	8,800	9,257	7,467	19,381
Investment securities	94,633	85,412	87,507	74,304	36,131
Loans, net (1)	566,510	559,602	503,098	397,234	334,041
Allowance for loan losses	7,760	7,005	5,751	4,949	4,490
Deposits	494,084	469,537	412,821	345,504	254,148
FHLB advances and related debt	142,700	149,675	150,500	108,500	94,180
Note payable	4,250	15,000	8,020	-	-
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Shareholders' equity	59,841	39,786	38,278	34,583	30,473
Summary Results of Operations Data:
Interest income	$36,177	$40,213	$39,520	$30,929	$21,670
Interest expense	16,895	21,853	22,781	16,579	9,585
Net interest income	19,282	18,360	16,739	14,350	12,085
Provision for loan losses	4,310	3,161	2,050	1,650	1,000
Net interest income after provision for loan losses	14,972	15,199	14,689	12,700	11,085
Noninterest income (loss)	1,843	(400)	1,262	579	826
Noninterest expenses	15,051	12,321	10,875	7,351	7,856
Income before income tax expense	1,764	2,478	5,076	5,928	4,055
Income tax expense	345	626	1,641	2,027	1,541
Net income	$1,419	$1,852	$3,435	$3,901	$2,514
Preferred stock dividends	730	-	-	-	-
Dividend accretion	424	-	-	-	-
Net income available to common shareholders	$265	$1,852	$3,435	$3,901	$2,514
Net operating income (4)	$1,419	$3,109	$3,224	$3,901	$3,444
Per Common Share Data (2):
Basic	$0.09	$0.62	$1.17	$1.33	$0.86
Diluted	$0.09	$0.58	$1.06	$1.20	$0.78
Book value	$14.35	$13.07	$12.99	$11.79	$11.46
Weighted average number of common shares outstanding:
Basic	3,055	2,998	2,942	2,932	2,922
Diluted	3,081	3,167	3,234	3,238	3,223
Performance Ratios:
Return on average assets:
GAAP	0.20%	0.27%	0.60%	0.85%	0.70%
Operating (4)	0.20%	0.46%	0.56%	0.85%	0.96%
Return on average equity:
GAAP	2.51%	4.73%	9.40%	11.95%	8.44%
Operating (4)	2.51%	7.95%	8.82%	11.95%	11.56%
Return on average common equity:
GAAP	0.64%	4.73%	9.40%	11.95%	8.44%
Operating (4)	0.64%	7.95%	8.82%	11.95%	11.56%
Net interest margin, tax equivalent	2.84%	2.82%	3.05%	3.27%	3.45%
Loan to deposit ratio (1)	116.23%	120.67%	123.26%	116.40%	133.20%
Efficiency ratio (3):
GAAP	71.25%	68.60%	60.41%	49.24%	60.85%
Operating (4)	70.24%	61.61%	60.50%	49.24%	49.23%

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)
Asset Quality Ratios:
Nonperforming assets, past due and restructured
loans to total loans (1)	2.69%	1.73%	0.92%	0.62%	0.14%
Nonperforming assets, past due and restructured
loans to total assets	2.15%	1.42%	0.75%	0.49%	0.12%
Net charge-offs to average total loans (1)	0.63%	0.35%	0.27%	0.32%	0.07%
Allowance for loan losses to nonperforming loans	66.09%	91.00%	129.65%	332.46%	962.74%
Allowance for loan losses to total loans (1)	1.35%	1.24%	1.13%	1.23%	1.33%
Capital Ratios:
Equity to assets	8.32%	5.74%	6.09%	6.79%	7.52%
Common equity to assets	6.17%	5.74%	6.09%	6.79%	7.52%
Leverage ratio	10.00%	7.70%	8.30%	9.40%	11.60%
Tier 1 risk-based capital ratio	12.00%	9.20%	10.00%	11.90%	13.60%
Total risk-based capital ratio	13.30%	10.40%	11.10%	13.10%	14.90%
Growth Ratios and Other Data:
Percentage change in net income available to common shareholder	(85.69)%	(46.09)%	(11.93)%	55.15%	24.89%
Percentage change in diluted net income per common share	(84.48)%	(45.28)%	(11.67)%	53.85%	(4.44)%
Percentage change in assets	3.80%	10.32%	23.32%	25.67%	28.34%
Percentage change in loans(1)	1.35%	11.35%	26.52%	18.92%	20.75%
Percentage change in deposits	5.23%	13.74%	19.48%	35.95%	24.06%
Percentage change in equity	50.41%	3.94%	10.68%	13.49%	8.53%
Reconciliation of GAAP to Non-GAAP Measures:
Net income, as reported (GAAP)	$1,419	$1,852	$3,435	$3,901	$2,514
Non-operating items:
Other than temporary impairment on investments, net of income tax	-	1,257
Gain on sale of long lived assets, net of income tax	-	-	(211)	-	-
Impariment on long lived assets, net of income tax	-	-	-	-	930
Net operating income (net income, excluding non-operating items)	$1,419	$3,109	$3,224	$3,901	$3,444

Noninterest income, as reported (GAAP)	$1,843	$(400)	$1,262	$579	$826
Non-operating items:
Other than temporary impairment on investments	-	$(1,931)
Gain on sale of long lived assets	-	-	$319	-	-
Operating noninterest expense (noninterest expense, excluding non-operating items)	$1,843	$1,531	$943	$579	$826

Noninterest expense, as reported (GAAP)	$15,051	$12,321	$10,875	$7,351	$7,856
Non-operating items:
Impairment on long lived assets	-	-	-	-	1,500
Operating noninterest expense (noninterest expense, excluding non-operating items)	$15,051	$12,321	$10,875	$7,351	$6,356

(1)	Includes nonperforming loans.
(2)	Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003 and subsequent 10% stock dividend in July 2006.
(3)	Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains, losses, or impairment, and real estate activity.
(4)	Return on average assets, return on average equity and the efficiency ratio, on an operating basis, are calculated using operating earnings and operating noninterest expense and are non-GAAP measures which have been calculated on a pro-forma basis above and are further explained in "General — Non-GAAP Financial Measures."

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2009.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Fair Value Determination and Other-Than-Temporary Impairment Analysis

Many debt and equity securities have experienced significant and often extended declines in value due to current economic conditions and issuer-specific concerns. These declines have focused more attention on the processes for determining whether such declines indicate that the securities are "other-than-temporarily impaired". Management evaluates numerous factors to assess whether or not it is probable that all amounts due according to contractual terms will be collected to determine if any other-than-temporary impairment exists. The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

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

The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. For the year ended December 31, 2009, we spent $0.71 on average to earn each $1.00 of revenue.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law EESA. Pursuant to the EESA, the Treasury Department has the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury Department announced the Capital Purchase Program under the EESA, pursuant to which the Treasury has made senior preferred stock investments in participating financial institutions. As a result of this program, we have received $17.3 million in capital as of February 27, 2009. However, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Effect of Economic Trends

The twelve months ended December 31, 2009 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions during 2008 and 2009, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury Department, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the TARP, the Financial Stability Plan, the Recovery Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

The weak economic conditions are expected to continue into 2010. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Results of Operations

Income Statement Review

Summary

Net income for the year ended December 31, 2009 was $1.4 million, a 23.4% decrease from $1.9 million for the year ended December 31, 2008. The $433,000 decrease in net income resulted primarily from a $1.2 million increase in the provision for loan losses and a $2.7 million increase in noninterest expenses, partially offset by increases of $922,000 in net interest income and $2.2 million in noninterest income and a $281,000 reduction in income tax expense. Our efficiency ratio, excluding real estate owned activity and the prior year impairment charge on securities, was 70.2% for 2009, compared to 61.6% in 2008. The deterioration in the efficiency ratio is due primarily to the additional FDIC insurance costs as well as administrative costs associated with our new retail offices and regional headquarters.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2009 and 2008, our net interest income was $19.3 million and $18.4 million, respectively. Our average earning assets increased $27.0 million during the twelve months ended December 31, 2009 compared to the average for the same period in 2008, while our interest bearing liabilities increased only $14.1 million. The primary reason that earning assets increased by $12.9 million more than interest bearing liabilities is due to the issuance of preferred stock on February 27, 2009 under the CPP. The increase in average earning assets is primarily related to a $20.8 million increase in our average loans, while the increase in average interest-bearing liabilities is related to an increase in our interest-bearing deposits, specifically, time deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2009, 2008, and 2007. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. A review of these tables shows that if short-term rates begin to rise, our net interest income is expected to be positively impacted. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and borrowings.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities (dollars in thousands). We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets:
Federal funds sold	$14,375	$31	0.22%	$13,506	$261	1.93%	$10,579	$540	5.10%
Investment securities, taxable	94,733	4,278	4.52%	89,616	4,750	5.30%	77,589	4,224	5.44%
Investment securities, nontaxable (1)	3,898	235	6.04%	3,746	232	6.20%	3,890	232	5.97%
Loans	568,556	31,722	5.58%	547,720	35,058	6.40%	459,245	34,612	7.54%
Total earning assets	681,562	36,266	5.32%	654,588	40,301	6.16%	551,303	39,608	7.18%
Nonearning assets	38,571			28,001			23,184
Total assets	$720,133			$682,589			$574,487
Interest-bearing liabilities:
NOW accounts	$43,465	$301	0.69%	$38,850	$399	1.03%	$34,338	$571	1.66%
Savings & money market	86,506	958	1.11%	89,482	1,694	1.89%	87,883	3,088	3.51%
Time deposits	318,255	8,737	2.75%	303,054	12,714	4.20%	235,105	12,112	5.15%
Total interest-bearing deposits	448,226	9,996	2.23%	431,386	14,807	3.43%	357,326	15,771	4.41%
Note payable and other debt	156,313	6,474	4.14%	159,076	6,281	3.95%	130,909	5,999	4.58%
Junior subordinated debt	13,403	425	3.17%	13,403	765	5.71%	13,403	1,011	7.54%
Total interest-bearing liabilities	617,942	16,895	2.73%	603,865	21,853	3.62%	501,638	22,781	4.54%
Noninterest-bearing liabilities	45,686			39,605			36,303
Shareholders' equity	56,505			39,119			36,546
Total liabilities and
shareholders' equity	$720,133			$682,589			$574,487
Net interest spread			2.59%			2.54%			2.64%
Net interest income
(tax equivalent)/margin		$19,371	2.84%		$18,448	2.82%		$16,827	3.05%
Less: tax-equivalent adjustment (1)		(89)			(88)			(88)
Net interest income		$19,282			$18,360			$16,739

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin, on a tax-equivalent basis, for the year ended December 31, 2009 was 2.84%, compared to 2.82% for the year ended December 31, 2008 and 3.05% for the year ended December 31, 2007. Despite lower interest income as a result of additional loans being placed on nonaccrual and an increase in our investment portfolio, which traditionally yields lower earnings, our net interest margin has increased throughout 2009 from 2.62% for the fourth quarter of 2008 to 2.87% for the fourth quarter of 2009. During the twelve-month periods ended December 31, 2009, 2008 and 2007, interest earning assets exceeded interest bearing liabilities by $63.6 million, $50.7 million, and $49.7 million, respectively. During 2009, interest-earning assets averaged $681.6 million, compared to $654.6 million in 2008 and $551.3 million in 2007.

Our net interest spread was 2.59% for the year ended December 31, 2009, compared to 2.54% for the year ended December 31, 2008 and 2.64% for the year ended December 31, 2007. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 5 basis point increase in our net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended December 31, 2009. Given the 400 basis point decrease in short-term rates over the past two years, the rates on our new and maturing loans and deposits are much lower than they were in the past. However, in response to the significant decrease in rates, we began instituting interest rate floors on our new and maturing loans and have recently changed our focus to increasing the amount of variable rate loans in our portfolio. We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

During the past 12 months, our loan yield decreased only 82 basis points compared to the twelve months ended December 31, 2008. Offsetting the decrease in our loan yield was a 120 basis point decrease in the cost of our interest-bearing deposits for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily related to the cost of our time deposits which have renewed at rates much lower than their original rates. In addition, our combined investment and federal funds sold yield decreased by 88 basis points for the 2009 period compared to the same period in 2008.

The cost of our borrowings, specifically our junior subordinated debt, has declined during the year ended December 31, 2009 compared to the same period in 2008 due to the variable rates of the debt. As of December 31, 2009, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $10.6 million increase in average nonearning assets during the year ended December 31, 2009 compared to the same period in 2008 is due primarily to a $6.3 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, SC as well as increases of $3.2 million in bank-owned life insurance and $2.6 million in other real estate owned. In addition, the $17.4 million increase in average shareholders' equity during the 2009 period is primarily related to the $17.3 million received on February 27, 2009 for the issuance of preferred stock under the Treasury's Capital Purchase Program.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Years Ended
	December 31, 2009 vs. 2008				December 31, 2008 vs. 2007
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,334	$(4,499)	$(171)	$(3,336)	$6,668	$(5,217)	$(1,005)	$446
Investment securities	276	(706)	(40)	(470)	637	(97)	(14)	526
Federal funds sold	17	(232)	(15)	(230)	149	(336)	(92)	(279)
Total interest income	1,627	(5,437)	(226)	(4,036)	7,454	(5,650)	(1,111)	693
Interest expense
Deposits	622	(5,214)	(219)	(4,811)	3,138	(3,422)	(680)	(964)
Note payable and other debt	(109)	307	(5)	193	1,347	(833)	(189)	325
Junior subordinated debt	-	(340)	-	(340)	(85)	(222)	18	(289)
Total interest expense	513	(5,247)	(224)	(4,958)	4,400	(4,477)	(851)	(928)
Net interest income	$1,114	$(190)	$(2)	$922	$3,054	$(1,173)	$(260)	$1,621

Net interest income, the largest component of our income, was $19.3 million, $18.4 million, and $16.7 million, for the years ended December 31, 2009, 2008, and 2007, respectively. The increases in 2009 and 2008 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities. Average interest-earning assets increased $27.0 million and $103.3 million during the years ended December 31, 2009 and 2008, respectively, compared to the prior years. During the same periods of 2009 and 2008, average interest-bearing liabilities increased $14.1 million and $102.2 million, respectively, compared to the prior years. The higher average balances resulted in $1.1 million and $3.1 million of additional income related to the impact of higher average interest-earning assets and interest-bearing liabilities during the years ended 2009 and 2008, respectively, compared to the same periods in 2008 and 2007. In addition, lower spreads on the average balances decreased net interest income by $190,000 for the 2009 period while lower spreads decreased net interest income by $1.2 million in 2008.

Interest income for the year ended December 31, 2009 was $36.2 million, consisting of $31.7 million on loans, $4.4 million on investments, and $31,000 on federal funds sold. Interest income for the same period ended December 31, 2008 was $40.2 million, consisting of $35.1 million on loans, $4.9 million on investments, and $261,000 on federal funds sold. Interest income for 2007 was $39.5 million, consisting of $34.6 million on loans, $4.4 million on investments, and $540,000 on federal funds sold. Interest on loans for the years ended December 31, 2009, 2008 and 2007 represented 87.7%, 87.2% and 87.6%, respectively, of total interest income, while income from investments and federal funds sold represented 12.3%, 12.8% and 12.4% of total interest income for the years ended December 31, 2009, 2008 and 2007, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 83.4%, 83.7% and 83.3% of average interest-earning assets for the years ended December 31, 2009, 2008 and 2007, respectively. Included in interest income on loans for the years ended December 31, 2009, 2008 and 2007 was $599,000, $727,000 and $720,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the year ended December 31, 2009 was $16.9 million, a 22.7% decrease compared to $21.9 million for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, interest expense consisted of $10.0 million and $14.8 million, respectively, related to deposits and $6.9 million and $7.1 million, respectively, related to borrowings. Interest expense for the year ended December 31, 2007 was $22.8 million, consisting of $15.8 million related to deposits and $7.0 million related to borrowings. Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 represented 59.2%, 67.8% and 69.2%, respectively, of total interest expense, while interest expense on borrowings represented 40.8%, 32.2% and 30.8%, respectively, of total interest expense. During the year ended December 31, 2009, average interest-bearing deposits were higher by $16.8 million than for the same period in 2008, while FHLB advances and other borrowings were $2.8 million lower than for the same period in 2008. Average interest-bearing deposits were higher by $74.1 million during the year ended December 31, 2008 than for the same period 2007, while FHLB advances and other borrowings during 2008 were $28.2 million higher than for the same period in 2007. Both the short-term borrowings from the FHLB and the sale of securities under agreements to repurchase provided us with the opportunity to obtain low cost funding with various maturities similar to the maturities on our loans and investments.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Balance Sheet Review —Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

For the year ended December 31, 2009, we incurred a noncash expense related to the provision for loan losses of $4.3 million, bringing the allowance for loan losses to $7.8 million, or 1.35% of gross loans, as of December 31, 2009. The $4.3 million provision for 2009 related primarily to both the level of charge-offs that occurred during this period and the increase in non-performing loans. During the twelve months ended December 31, 2009, we charged-off $3.7 million in loans and recorded $109,000 of recoveries on loans previously charged-off. The $3.6 million net charge-offs represented 0.63% of the average outstanding loan portfolio for the year ended December 31, 2009.

At December 31, 2009 and 2008, the allowance for loan losses represented less than one time the amount of non-performing loans, compared to 1.2 times at December 31, 2007. A significant portion, or 67.8%, of nonperforming loans at December 31, 2009 are secured by real estate. Our nonperforming loans have been written down to approximately 74% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans combined with our write-downs on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $4.3 million for the year ended December 31, 2009 to be adequate.

In comparison, for the same periods in 2008 and 2007, we added $3.2 million and $2.1 million, respectively, to the provision for loan losses, resulting in an allowance of $7.0 million and $5.8 million at December 31, 2008 and 2007. The allowance for loan losses as a percentage of gross loans was 1.24% and 1.13% at December 31, 2008 and 2007, respectively. We reported net charge-offs of $1.9 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively, including recoveries of $28,000 and $48,000 for the same periods in 2008 and 2007. The net charge-offs of $1.9 million and $1.3 million during 2008 and 2007, respectively, represented 0.35% and 0.27% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income (loss) (dollars in thousands).

	Years ended December 31,
	2009	2008	2007
Loan fee income	$431	$197	$173
Service fees on deposit accounts	732	653	431
Income from bank owned life insurance	605	462	374
Gain on sale of investment securities	41	33	-
Other than temporary impairment on investment securities	-	(1,931)	-
Real estate owned activity	(342)	(140)	28
Other income	376	326	256
Total noninterest income (loss)	$1,843	$(400)	$1,262

Noninterest income for the year ended December 31, 2009 was $1.8 million, an increase of $2.2 million, or 560.8% compared to noninterest income (loss) of $400,000 during the same period in 2008. The $2.2 million increase in 2009 was primarily related to an other than temporary impairment charge on investment securities of $1.9 million recorded in 2008. In addition, loan fee income increased by $234,000, income from bank owned life insurance increased by $143,000, deposit account fees increased by $79,000, and other income increased by $50,000. Partially offsetting the increases in income was a $202,000 increased loss on real estate owned activity. Noninterest income for the year ended December 31, 2007 was $1.3 million.

Loan fee income consists primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party. Loan fees were $431,000 and $197,000 for the years ended December 31, 2009 and 2008, respectively. The $234,000 increase relates primarily to an increase in mortgage origination and referral fees of $262,000, partially offset by decreases of $20,000 in late fees and $8,000 in fees related to lines and letters of credit. Mortgage origination and referral fees were $275,000 in 2009 compared to $13,000 in 2008. In addition, we received $100,000 in late charge fees in 2009 compared to $120,000 for the same period in 2008 and $56,000 and $64,000 of fees related to lines and letters of credit for the years ended December 31, 2009 and 2008, respectively.

Income from loan fees increased by $24,000 to $197,000 for the year ended December 31, 2008 from $173,000 for the same period in 2007. The increase relates primarily to increases of $22,000 in fees related to lines and letters of credit and $12,000 in late charge fees, partially offset by a decrease of $10,000 in mortgage origination fees.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions. Deposit fees were $732,000 and $653,000 for the years ended December 31, 2009 and 2008, respectively. The $79,000 increase is primarily related to a $68,000 increase in service charges and other deposit related fees and a $17,000 increase in overdraft fees, partially offset by a $6,000 decrease in NSF fees. Other deposit related fees were $263,000 and $195,000 for the years ended December 31, 2009 and 2008, respectively, while overdraft fees were $36,000 and $19,000 for the same periods in 2009 and 2008. NSF fee income was $433,000 and $438,000 for the years ended December 31, 2009 and 2008, respectively, representing 59.1% of total service fees on deposits in 2009 compared to 67.1% in 2008.

Deposit fees were $653,000 and $431,000 for the years ended December 31, 2008 and 2007, respectively. The $222,000 increase is primarily related to a $131,000 increase in NSF fees and a $106,000 increase in other deposit related fees, partially offset by a decrease of $15,000 in overdraft fees. Deposit related fees were $195,000 and $89,000 for the years ended December 31, 2008 and 2007, respectively. NSF income was $438,000 and $307,000 for the same periods ended December 31, 2008 and 2007, respectively, representing 67.1% of total service fees on deposits in 2008 compared to 71.3% of total service fees on deposits in 2007.

We held $14.0 million of bank owned life insurance as of December 31, 2009, compared to $13.4 million as of December 31, 2008. Income derived from this life insurance was $605,000, $462,000, and $374,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

During the year ended December 31, 2009, we recorded a $41,000 gain on the sale or call of investment securities. We recorded a $33,000 gain on the sale or call of securities for the year ended December 31, 2008 and an impairment charge of $1.9 million, pre-tax, on our FNMA preferred stock, which was determined to have suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place the FNMA under conservatorship.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own. For the years ended December 31, 2009 and 2008, we had net losses of $342,000 and $140,000, respectively, and net income of $28,000 for the year ended December 31, 2007. Included in real estate owned activity for 2009 was rental income of $123,000 and write-downs or losses on the sale of property of $395,000. The remaining $70,000 of expenses relates to costs associated with owning the property such as maintenance and property taxes. During 2008, we received rental income of $74,000 and incurred write-downs or losses on sale of $148,000 and additional maintenance costs of $66,000.

Other income consisted primarily of income from fees received on debit card transactions and sale of customer checks, and fees received on wire transfers. Other income was $376,000 and $326,000 for the years ended December 31, 2009 and 2008, respectively. The $50,000 increase resulted primarily from a $38,000 increase in debit card transaction fees and a $12,000 increase in other fee income. Debit card transaction fees were $268,000 and $230,000 for the years ended December 31, 2009 and 2008, respectively and represented 71.3% and 70.6% of total other income for the 2009 and 2008 periods, respectively. The corresponding transaction costs associated with debit card transactions are included in outside service expense. The debit card transaction costs were $98,000 and $92,000 for the years ended December 31, 2009 and 2008, respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2009 and 2008 was $170,000 and $138,000, respectively.

Other income was $326,000 and $256,000 for the years ended December 31, 2008 and 2007, respectively. The $70,000 increase resulted primarily from a $50,000 increase in debit card transaction fees and a $20,000 increase in other fee income. Debit card transaction fees were $180,000 for the year ended December 31, 2007 and represented 70.4% of total other income for the 2007. The corresponding transaction costs associated with debit card transactions were approximately $75,000 for the year ended December 31, 2007 and are included in data processing and related costs. The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2007 was $105,000.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses (dollars in thousands).

	Years ended December 31,
	2009	2008	2007
Compensation and benefits	$7,840	$6,817	$6,019
Professional fees	650	525	573
Marketing	659	583	499
Insurance	1,433	560	450
Occupancy	1,938	1,554	1,433
Data processing and related costs	1,451	1,352	1,171
Telephone	266	176	136
Other	814	754	594
Total noninterest expenses	$15,051	$12,321	$10,875

We incurred noninterest expenses of $15.1 million for the year ended December 31, 2009 compared to $12.3 million and $10.9 million for the years ended December 31, 2008 and 2007, respectively.

Our efficiency ratio was 70.2% for the year ended December 31, 2009 compared to 61.6% and 60.5% for the same periods in 2008 and 2007. The efficiency ratio is computed as noninterest expense as a percentage of noninterest income and net interest income, excluding real estate owned activity and the impairment charge. Increased FDIC insurance premiums and expenses related to the additional two retail offices opened in July 2008 and our new regional headquarters building opened in August 2009 contributed to the elevated efficiency ratio for the 2009 period.

For the year ended December 31, 2009, compensation and benefits, occupancy, and data processing and related costs accounted for 74.6% of the total noninterest expenses compared to 78.9% in 2008 and 79.3% in 2007.

The following tables set forth information related to our compensation and benefits (dollars in thousands).

	Years ended December 31,
	2009	2008	2007
Base compensation	$5,799	$4,960	$4,120
Incentive compensation	702	758	975
Total compensation	6,501	5,718	5,095
Benefits	1,479	1,249	1,078
Capitalized loan origination costs	(140)	(150)	(154)
Total compensation and benefits	$7,840	$6,817	$6,019

Total compensation and benefits expense was $7.8 million, $6.8 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Compensation and benefits represented 52.1% of our total noninterest expenses for the year ended December 31, 2009, 55.3% for the same period in 2008, and 55.4% for the same period in 2007. The $1.0 million increase in compensation and benefits expense in 2009 compared to 2008 is primarily related to an $839,000 increase in base compensation and $230,000 of additional benefits cost, partially offset by a reduction in incentive compensation of $56,000. In addition, loan origination costs, which are required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased $10,000 during the 2009 period.

Compensation and benefits expense increased by $798,000 in 2008 compared to 2007. The increase is a result of $840,000 additional base compensation and $171,000 of additional benefits cost, partially offset by a reduction in incentive compensation of $217,000. Loan origination costs decreased $4,000 during the 2008 period.

The $839,000 increase in base compensation expense for the year ended December 31, 2009, compared to the same period in 2008, related to the cost of 13 additional employees, as well as annual salary increases. We hired 6 additional employees during the third quarter of 2009 in relation to the opening of our new regional headquarters in Columbia, South Carolina. In addition, we have added positions in mortgage origination, credit, client services and human resources. The $840,000 increase in base compensation expense in 2008 related to the addition of 14 employees, plus the impact of annual salary increases. Ten of the 14 new employees were hired to staff and support our two additional branch office locations while the remaining four employees were hired to further enhance our credit review and administration, finance and information technology departments.

Incentive compensation decreased $56,000 and $217,000 for the years ended December 31, 2009 and 2008, respectively compared to the 2008 and 2007 periods. The decreases are due primarily to the fact that certain targeted financial performance goals were not achieved by management, resulting in less incentive compensation for the years 2009 and 2008. For the year ended December 31, 2009, incentive compensation represented 10.8% of total compensation, and 13.3% and 19.1% for the years ended December 31, 2008 and 2007, respectively. The incentive compensation expense recorded for the years 2009, 2008, and 2007 represented an accrual of the estimated incentive compensation earned during the respective year.

Benefits expense increased $230,000 in the year ended December 31, 2009 compared to the year ended December 31, 2008, and $171,000 in 2008 compared to the year ended December 31, 2007. Benefits expense represented 22.8%, 21.8%, and 21.2% of the total compensation for the years ended December 31, 2009, 2008, and 2007, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Years ended December 31,
	2009	2008	2007
Data processing costs	$1,087	$1,032	$842
ATM transaction expense	98	92	76
Courier expense	112	104	114
Other expenses	154	124	139
Total data processing and related costs	$1,451	$1,352	$1,171

Total data processing and related costs were $1.5 million, $1.4 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007 respectively. During the year ended December 31, 2009, our data processing costs for our core processing system increased by $55,000 to $1.1 million compared to $1.0 million for the same period in 2008. Data processing costs for our core processing system were $842,000 for the year ended December 31, 2007.

We have contracted with an outside computer service company to provide our core data processing services. Data processing costs increased $55,000, or 5.3%, for the year ended December 31, 2009 and $190,000, or 22.6%, for the year ended December 31, 2008 when compared to the same periods in 2008 and 2007, respectively. The increases in costs were primarily related to the higher number of loan and deposit accounts as well as costs incurred in relation to new products offered to our clients. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We receive income from debit card transactions performed by our clients. Since we outsource this service, we are charged related transaction expenses from our merchant service provider. Debit card transaction expense was $98,000 and $92,000 for the years ended December 31, 2009 and 2008, respectively, and $75,000 for the year ended December 31, 2007.

Occupancy expense represented 12.9%, 12.6% and 13.2% of total noninterest expenses for the years ended December 31, 2009, 2008, and 2007, respectively. Occupancy expense increased $384,000 to $1.9 million for the year ended December 31, 2009 from $1.6 million for the same period in 2008. The increase is primarily due to the costs of depreciation and maintenance associated with our new regional headquarters building in Columbia, South Carolina which opened in August 2009. During 2008, occupancy expense increased $121,000 from $1.4 million for the year ended December 31, 2007, due primarily to the additional depreciation and maintenance expenses associated with our two new retail offices opened in 2008.

The remaining $1.2 million increase in general and administrative expenses for the year ended December 31, 2009, compared to the same period in 2008, resulted primarily from increases of $873,000 in insurance expenses, $125,000 in professional fees, $76,000 in marketing expenses, $90,000 in telephone expenses and $60,000 in other expenses. The significant increase in insurance expense is primarily related to a general increase in the assessment rate used to calculate FDIC insurance premiums as well as the special assessment of approximately $300,000 charged by the FDIC. The increase in professional fees relates primarily to increased legal, accounting, and directors fees, while the increases in marketing and telephone expenses are due to increased community support and basic communication costs. In addition, the $60,000 increase in other expense is primarily due to a $115,000 increase in collection expenses, partially offset by decreases of $41,000 in office supplies, $32,000 in deposit account losses, and $23,000 in travel and business meal expenses.

Contributing to the increase in noninterest expenses for the year ended December 31, 2008 compared to the same period in 2007 were increases of $110,000 in insurance expenses, $84,000 in marketing expenses, and $200,000 in telephone and other expenses, partially offset by a decrease of $48,000 in professional fees. The increase in marketing expenses relates primarily to our new Greenville and Columbia retail offices, as well as expanding our market awareness in those areas, while the $110,000 increase in insurance costs is related to the growth in deposits and the FDIC deposit insurance assessment based on our deposit balances. In addition, telephone expenses increased with the addition of the two new retail offices and the additional number of employees. A significant portion of the increase in other expenses is due to increased costs of postage and office supplies, business meals, deposit account losses, and collection expenses. The decrease in professional fees is due primarily to the additional costs incurred during 2007 related to the name change of our company.

Income tax expense was $345,000, $626,000 and $1.6 million for the years ended December 31, 2009, 2008 and 2007. Our effective tax rate was 19.6% for the year ended December 31, 2009 and 25.3% and 32.3% for the years ended December 31, 2008 and 2007, respectively. During 2009 and 2008, the lower net income combined with additional tax-exempt income from bank owned life insurance, increased the impact that the tax-exempt income had on our net income before taxes. The lower net income before taxes for the years ended December 31, 2009 and 2008 increased the impact that our tax-exempt income had in lowering our effective tax rate from the same periods in the prior years.

Balance Sheet Review

General

At December 31, 2009, we had total assets of $719.3 million, consisting principally of $574.3 million in loans, $94.6 million in investments, $6.5 million in federal funds sold, $5.6 million in cash and due from banks, and $14.0 million in bank owned life insurance. Our liabilities at December 31, 2009 totaled $659.5 million, consisting principally of $494.1 million in deposits, $142.7 million in FHLB advances and related debt, a $4.3 million note payable, and $13.4 million of junior subordinated debentures. At December 31, 2009, our shareholders' equity was $59.8 million.

At December 31, 2008, we had total assets of $693.0 million, consisting principally of $566.6 million in loans, $85.4 million in investments, $8.8 million in federal funds sold, $4.4 million in cash and due from banks and $13.4 million in bank owned life insurance. Our liabilities at December 31, 2008 totaled $653.2 million, consisting principally of $469.5 million in deposits, $164.7 million in notes payable and other borrowings, and $13.4 million of junior subordinated debentures. At December 31, 2008, our shareholders' equity was $39.8 million.

Federal Funds Sold

At December 31, 2009, our $6.5 million in short-term investments in federal funds sold on an overnight basis comprised 0.9% of total assets, compared to $8.8 million, or 1.3% of total assets, at December 31, 2008.

Investments

At December 31, 2009, the $94.6 million in our investment securities portfolio represented approximately 13.2% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $85.7 million and an amortized cost of $84.7 million for an unrealized gain of $1.0 million.

The amortized costs and the fair value of our investments at December 31, 2009, 2008, and 2007 are shown in the following table (dollars in thousands).

	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Government sponsored enterprises	$11,615	$11,540	$18,483	$18,708	$10,992	$11,078
State and political subdivisions	5,267	5,309	3,790	3,772	3,793	3,736
Mortgage-backed securities	58,580	59,346	43,700	41,886	47,061	47,172
Preferred stock	-	-	84	66	2,019	2,024
Total	$75,462	$76,195	$66,057	$64,432	$63,865	$64,010
Held to Maturity
Mortgage-backed securities	$9,225	$9,516	$12,519	$12,618	$14,819	$14,573

Contractual maturities and yields on our investments at December 31, 2009 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2009, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government sponsored enterprises	$-	-	$4,127	3.81%	$7,413	5.06%	$11,540	4.62%
State and political subdivisions	-	-	2,974	3.79%	2,335	3.86%	5,309	3.81%
Mortgage-backed securities	251	4.69%	2,934	3.72%	56,161	4.72%	59,346	4.65%
Total	$251	4.69%	$10,035	3.65%	$65,909	4.73%	$76,195	4.59%
Held to Maturity
Mortgage-backed securities	$155	3.97%	$1,830	4.35%	$7,240	4.65%	$9,225	4.58%

At December 31, 2009, the Company had 10 individual investments that were in an unrealized loss position. The unrealized losses on investments in government sponsored enterprises, state and political subdivision, and mortgage-backed securities were attributable to market turmoil and liquidity. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. In addition, the Company held one collateralized mortgage obligation ("CMO") that was in an unrealized loss position at December 31, 2009. The Company has the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers; therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Our private label CMOs, which are non-agency securities, were priced based on an internally developed cash flow model due to market illiquidity. We noted that this market has had little, if any, new issuance since the credit crisis began. The company determined that most sales are forced and do not reflect the true economic value of these securities. The two major components in the bank's internal model are the prepayment speeds of the securities and the dollar amount of loan defaults compared to the excess collateral amounts in each pool. The prepayment speeds utilized in the model are based on the prior prepayment rates for the specific securities and the anticipated future prepayment speeds for like securities. The default rates are based on both the historical loss rates for each security and an analysis of the current loan delinquency amounts in each portfolio. Anticipated loss amounts are determined based on the various levels of delinquency, with higher percentages being assigned to loans over 90 days or loans in foreclosure. The anticipated loss amounts are then compared to the dollar amount of the excess collateral included in each pool. Based on the bank's calculations and assumptions, management currently anticipates receiving all of the outstanding principal and the related interest for each security. The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

Other investments at December 31, 2009 consisted primarily of Federal Reserve Bank stock with a cost of $1.5 million, Federal Home Loan Bank stock with a cost of $7.1 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively. At December 31, 2008, we owned Federal Reserve Bank stock with a cost of $1.3 million, Federal Home Loan Bank stock with a cost of $6.7 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2009 and 2008 were $568.6 million and $547.7 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2009 and 2008 were $574.3 million and $566.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2009 (dollars in thousands). The $30.2 million decrease in commercial construction loans is primarily due to projects being completed and the loan restructured into a permanent loan either with our bank or another financial institution.

	2009		2008		2007		2006		2005
		%of		%of		%of		%of		%of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Real Estate:
Commercial
Owner Occupied	$132,569	23.1%	$113,370	20.0%	$114,168	22.4%	$77,668	19.3%	$72,222	21.3%
Non-owner occupied	160,460	27.9%	151,274	26.7%	147,478	29.0%	126,008	31.3%	96,950	28.7%
Construction	22,741	4.0%	52,981	9.4%	38,464	7.6%	20,466	5.1%	14,661	4.3%
Total commercial real estate	315,770	55.0%	317,625	56.1%	300,110	59.0%	224,142	55.7%	183,833	54.3%
Consumer
Residential	55,377	9.6%	60,336	10.7%	59,815	11.7%	59,187	14.7%	50,756	15.0%
Home equity	74,348	13.0%	62,987	11.1%	46,806	9.2%	35,986	9.0%	37,254	11.0%
Construction	7,940	1.4%	8,905	1.5%	7,153	1.4%	8,259	2.0%	5,409	1.6%
Total consumer real estate	137,665	24.0%	132,228	23.3%	113,774	22.3%	103,432	25.7%	93,419	27.6%
Total real estate	453,435	79.0%	449,853	79.4%	413,884	81.3%	327,574	81.4%	277,252	81.9%
Commercial business	110,539	19.3%	106,479	18.8%	86,863	17.1%	65,891	16.4%	53,753	15.9%
Consumer — other	11,021	1.9%	11,194	2.0%	9,051	1.8%	9,524	2.4%	8,211	2.4%
Deferred origination fees, net	(725)	(0.2)%	(919)	(0.2)%	(949)	(0.2)%	(806)	(0.2)%	(685)	(0.2)%
Total gross loans, net of deferred fees	574,270	100.0%	566,607	100.0%	508,849	100.0%	402,183	100.0%	338,531	100.0%
Less — allowance for loan losses	(7,760)		(7,005)		(5,751)		(4,949)		(4,490)
Total loans, net	$566,510		$559,602		$503,098		$397,234		$334,041

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009 (dollars in thousands).

	One year or less	After one but within five years	After five years	Total

Real estate — mortgage	$79,399	$258,009	$85,346	$422,754
Real estate — construction	14,405	13,071	3,205	30,681
Total real estate	93,804	271,080	88,551	453,435
Commercial	$61,282	$47,322	$1,935	$110,539
Consumer — other	6,984	3,496	541	11,021
Deferred origination fees, net	(198)	(407)	(120)	(725)
Total gross loan, net of deferred fees	$161,872	$321,491	$90,907	$574,270
Loans maturing — after one year with
Fixed interest rates				$208,302
Floating interest rates				$204,096

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

At December 31, 2009 and December 31, 2008, the allowance for loan losses was $7.8 million and $7.0 million, respectively, or 1.35% and 1.24% of outstanding loans, respectively. During the years ended December 31, 2009 and 2008, our net charged-off loans were $3.6 million and $1.9 million, respectively. The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers' ability to repay, and the decrease in values in the real estate market, which affects the value of collateral securing certain loans with the bank.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2009 (dollars in thousands).

	December 31,
	2009	2008	2007	2006	2005
Balance, beginning of year	$7,005	$5,751	$4,949	$4,490	$3,717
Charge-offs:
Commercial	(1,640)	(647)	(74)	(65)	(27)
Real estate-construction	(1,351)	(1,150)	(1,085)	(181)	-
Real estate-mortgage	(540)	(109)	(80)	(982)	(229)
Consumer	(133)	(29)	(57)	(78)	(34)
Total charge-offs	(3,664)	(1,935)	(1,296)	(1,306)	(290)
Recoveries:
Commercial	92	17	-	8	1
Real estate-mortgage	14	11	33	65	60
Consumer	3	-	15	42	2
Total recoveries	109	28	48	115	63
Net loans charged-off	$(3,555)	$(1,907)	$(1,248)	$(1,191)	$(227)
Provision for loan losses	4,310	3,161	2,050	1,650	1,000
Balance, end of year	$7,760	$7,005	$5,751	$4,949	$4,490
Allowance for loan losses to gross loans	1.35%	1.24%	1.13%	1.23%	1.33%
Net charge-offs to average loans	0.63%	0.35%	0.27%	0.32%	0.07%

We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to assess the grading of each loan.

Nonperforming Assets

The following table shows the nonperforming assets, percentages of net charge-offs, and the related percentage of allowance for loan losses for the five years ended December 31, 2009 (dollars in thousands). Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	2009	2008	2007	2006	2005
Loans on nonaccrual:
Mortgage	$7,964	$6,818	$4,316	$1,424	$419
Commercial	3,702	868	75	32	41
Consumer	75	13	45	33	6
Total nonaccrual loans	11,741	7,699	4,436	1,489	466
Total of nonperforming loans	11,741	7,699	4,436	1,489	466
Other nonperforming assets	3,704	2,116	268	1,012	-
Total nonperforming assets	$15,445	$9,815	$4,704	$2,501	$466
Loans over 90 days past due (1)	$4,686	$7,008	$4,582	$945	$351
Nonperforming assets as a percentage of:
Total assets	2.15%	1.42%	0.75%	0.49%	0.12%
Gross loans	2.69%	1.73%	0.92%	0.62%	0.14%
(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2009, nonperforming assets were $15.5 million, or 2.15% of total assets and 2.69% of gross loans. Comparatively, nonperforming assets were $9.8 million, or 1.42% of total assets and 1.73% of gross loans at December 31, 2008. Nonaccrual loans increased $4.0 million to $11.7 million at December 31, 2009 from $7.7 million at December 31, 2008. This increase is primarily related to consumer real estate and commercial business loans due to the weakening real estate market in our primary market area resulting in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing those loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2009 and 2008 was approximately $638,000 and $365,000, respectively. The amount of interest income recorded in 2009 for loans that were on nonaccrual at December 31, 2009 was approximately $305,000, and approximately $294,000 in 2008.

Other nonperforming assets include real estate acquired in settlement of loans. These assets increased $1.6 million to $3.7 million at December 31, 2009 from $2.1 million at December 31, 2008. The balance at December 31, 2009 includes seven commercial properties for $3.6 million and 2 pieces of residential real estate totaling $55,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2009.

At December 31, 2009, impaired loans amounted to approximately $10.9 million for which $5.8 million of these loans have a reserve of approximately $1.1 million allocated in the allowance. During 2009, the average recorded investment in impaired loans was approximately $9.8 million. At December 31, 2008, impaired loans amounted to approximately $7.2 million for which $3.7 million of these loans have a reserve of approximately $836,000 allocated in the allowance. During 2008, the average recorded investment in impaired loans was approximately $5.7 million.

As of December 31, 2009, we were not aware of any individual potential problem loans that were not already categorized as nonaccrual, past due, restructured, or impaired that had borrower credit problems causing us to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms.

At December 31, 2009 and 2008, the allowance for loan losses represented less than one time the amount of non-performing loans, compared to 1.3 times at December 31, 2007, respectively. A significant portion, or 67.8%, of nonperforming loans at December 31, 2009 are secured by real estate. Our nonperforming loans have been written down to approximately 74% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

Included in nonperforming loans at December 31, 2009, were impaired loans of $10.9 million for which a reserve of approximately $1.1 million was allocated in the allowance. During 2009, the average recorded investment in impaired loans was $9.8 million. At December 31, 2008, impaired loans amounted to $7.2 million for which a reserve of approximately $836,000 was allocated in the allowance. During 2008, the average recorded investment in impaired loans was $5.7 million. The amount of interest income recorded in 2009 and 2008 for impaired loans at December 31, 2009 and 2008 was approximately $205,000 and $282,000, respectively.

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

The amount of out-of-market deposits was $147.9 million at December 31, 2009 and $200.9 at December 31, 2008. As our wholesale deposits have matured during 2009, we have successfully replaced them with local depsotis. While wholesale deposits decreased $53.1 million during 2009, our retail deposits have increased $77.6 million. We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 116%, 121%, and 123% at December 31, 2009, 2008, and 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands).

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$36,509	-%	$33,815	-%	$30,665	-%
Interest bearing demand deposits	43,465	0.69%	38,850	1.03%	34,338	1.66%
Money market accounts	84,342	1.13%	87,617	1.93%	86,290	3.57%
Savings accounts	2,164	0.16%	1,865	0.33%	1,593	0.69%
Time deposits less than $100,000	50,635	2.88%	48,639	3.92%	45,591	5.01%
Time deposits greater than $100,000	267,620	2.73%	254,415	4.25%	189,514	5.19%
Total deposits	$484,735	2.07%	$465,201	3.18%	$387,991	4.06%

Core deposits, which exclude time deposits of $100,000 or more and wholesale time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $246.8 million, $205.9 million, and $196.0 million at December 31, 2009, 2008 and 2007, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2009 and 2008 is as follows (dollars in thousands):

	2009	2008
Three months or less	$51,945	$85,932
Over three through six months	32,859	65,912
Over six through twelve months	69,672	39,894
Over twelve months	91,448	70,043
Total	$245,924	$261,781

Capital Resources

Total shareholders' equity was $59.8 million at December 31, 2009 and $39.8 million at December 31, 2008. The $20.1 million increase between 2009 and 2008 resulted primarily from the $17.3 million issuance of preferred stock as well as net income of $1.4 million earned during 2009 and a $1.6 million unrealized holding gain on securities available for sale.

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2009. Since our inception, we have not paid cash dividends.

	2009	2008	2007
Return on average assets	0.20%	0.27%	0.60%
Return on average equity	2.51%	4.73%	9.40%
Return on average common equity	0.64%	4.73%	9.40%
Equity to assets ratio	8.32%	5.74%	6.09%
Common equity to assets ratio	6.17%	5.74%	6.09%

Our return on average assets was 0.20% for the year ended December 31, 2009 and 0.27% and 0.60% for the years ended December 31, 2008 and 2007, respectively. In addition, our return on average equity decreased to 2.51% from 4.73% for the years ended December 31, 2009 and 2008, respectively, and 9.40% for the same periods in 2007. The increase in the equity to total assets ratio from December 31, 2008 is primarily related to the $17.3 million received in conjunction with the issuance of preferred stock. In addition, our return on average common equity was 0.64% and our common equity to assets ratio was 6.17% for the year ended December 31, 2009.

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

In October 2008, President Bush signed in law the EESA in response to the financial crises affecting the banking system. The Treasury Department and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Under the CPP, we received $17.3 million through issuance of Series T Preferred Stock and the CPP Warrant for common stock to the Treasury Department. The Series T Preferred Stock issuance and the related CPP Warrant both qualify for Tier 1 capital and added approximately 300 basis points to that measure. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant. See discussion of shareholders' equity above for additional details.

The following table sets forth the holding company's and the bank's various capital ratios at December 31, 2009, 2008, and 2007. For all periods, the bank was considered "well capitalized" and the holding company met or exceeded its applicable regulatory capital requirements.

	2009		2008		2007
	Holding		Holding		Holding
	Company	Bank	Company	Bank	Company	Bank
Total risk-based capital	13.3%	12.8%	10.4%	12.8%	11.1%	12.4%
Tier 1 risk-based capital	12.0%	11.6%	9.2%	11.6%	10.0%	11.3%
Leverage capital	10.0%	9.6%	7.7%	9.8%	8.3%	9.5%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2009, unfunded commitments to extend credit were approximately $90.5 million, of which $10.6 million is at fixed rates and $79.9 million is at variable rates. At December 31, 2008, unfunded commitments to extend credit were $89.0 million, of which approximately $13.8 million was at fixed rates and $75.1 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2009 and 2008, respectively, there was a $5.5 million and $4.8 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Our interest rate risk exposure is managed principally by measuring our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2009, at each of the time intervals (dollars in thousands).

	Within three months	After three but Within twelve months	After one but Within five years	After Five years	Total
Interest-earning assets:
Federal funds sold	$6,462	$-	$-	$-	$6,462
Investment securities	4,308	11,466	34,164	35,482	85,420
Loans	297,982	36,595	175,521	52,622	562,720
Total earning assets	$308,752	$48,061	$209,685	$88,104	$654,602
Interest-bearing liabilities:
Money market and NOW	$136,776	$-	$-	$-	$136,776
Regular savings	2,375	-	-	-	2,375
Time deposits	65,093	154,740	98,923	-	318,756
FHLB advances and related debt	79,350	22,000	30,600	15,000	146,950
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$296,997	$176,740	$129,523	$15,000	$618,260
Period gap	$11,755	$(128,679)	$80,162	$73,104
Cumulative Gap	11,755	(116,924)	(36,762)	36,342
Ratio of cumulative gap to total earning assets	1.8%	(17.9%)	(5.6%)	5.6%

The table above indicates that we were liability sensitive during the year ended December 31, 2009 since we have more liabilities than assets repricing in the next twelve months.  However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. We periodically utilize more complex interest rate models than indicated above, and based on those results we believe that our net interest income will be positively impacted by an anticipated rise in interest rates. Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 51% and 43% of our loans were variable rate loans at December 31, 2009 and 2008, respectively. The ratio of cumulative gap to total earning assets after twelve months was (17.9%) because $116.9 million more liabilities will reprice in a twelve month period than assets.   Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At December 31, 2009, 76.6% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $297.0 million of interest-bearing liabilities set to reprice within three months, 46.9% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At December 31, 2009, we had $116.9 million more liabilities than assets that reprice within the next twelve months. Included in our FHLB advances and related debt are a number of borrowings with callable features as of December 31, 2009. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At December 31, 2009 and 2008, our liquid assets amounted to $12.1 million and $13.2 million, or 1.7% and 1.9% of total assets, respectively. Our investment securities at December 31, 2009 and 2008 amounted to $94.6 million and $85.4 million, or 13.2% and 12.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $45.5 million for which there were no borrowings against the lines at December 31, 2009.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2009 was $4.0 million, based on the bank's $7.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have a lease on our new headquarters and main office with a remaining term of eight years. The lease provides for annual lease rate escalations based on cost of living adjustments.

We believe that our existing stable base of core deposits, borrowings from the FHLB, short-term repurchase agreements, and proceeds we received from our secondary offering will enable us to successfully meet our long-term liquidity needs.

As a result of the Treasury's Capital Purchase Program, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of preferred stock. This additional capital will allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2009 (dollars in thousands).

	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificates of deposit	$219,833	$47,030	$45,754	$6,139	$-	$318,756
FHLB advances and related debt	101,350	23,600	-	7,000	15,000	146,950
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,715	1,726	1,740	1,759	4,506	11,446
Total	$322,898	$72,356	$47,494	$14,898	$32,909	$490,555

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company's financial statements. The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company's financial position. An update was issued in December, 2009, to include this guidance in the ASC.

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Interest Rate Sensitivity and — Liquidity Risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$5,620	$4,360
Federal funds sold	6,462	8,800
Total cash and cash equivalents	12,082	13,160
Investment securities:
Investment securities available for sale	76,195	64,432
Investment securities held to maturity (fair value $9,516 and $12,618)	9,225	12,519
Other investments, at cost	9,213	8,461
Total investment securities	94,633	85,412
Loans	574,270	566,607
Less allowance for loan losses	(7,760)	(7,005)
Loans, net	566,510	559,602
Bank owned life insurance	13,974	13,369
Property and equipment, net	16,410	11,701
Deferred income taxes	3,486	3,864
Other assets	12,202	5,871
Total assets	$719,297	$692,979
Liabilities
Deposits	$494,084	$469,537
Federal Home Loan Bank advances and related debt	142,700	149,675
Note payable	4,250	15,000
Junior subordinated debentures	13,403	13,403
Other liabilities	5,019	5,578
Total liabilities	659,456	653,193
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized,
17,299 shares issued and outstanding	15,432	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,094,481 and 3,044,863 shares issued and outstanding at December 31, 2009 and 2008, respectively	31	30
Nonvested restricted stock	(14)	(27)
Additional paid-in capital	34,097	31,850
Accumulated other comprehensive income (loss)	484	(1,079)
Retained earnings	9,811	9,012
Total shareholders' equity	59,841	39,786
Total liabilities and shareholders' equity	$719,297	$692,979

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007
Interest income
Loans	$31,722	$35,058	$34,612
Investment securities	4,424	4,894	4,368
Federal funds sold	31	261	540
Total interest income	36,177	40,213	39,520
Interest expense
Deposits	9,996	14,807	15,771
Borrowings	6,899	7,046	7,010
Total interest expense	16,895	21,853	22,781
Net interest income	19,282	18,360	16,739
Provision for loan losses	4,310	3,161	2,050
Net interest income after provision for loan losses	14,972	15,199	14,689
Noninterest income (loss)
Loan fee income	431	197	173
Service fees on deposit accounts	732	653	431
Income from bank owned life insurance	605	462	374
Gain on sale of investment securities	41	33	-
Other than temporary impairment on investment securities	-	(1,931)	-
Real estate owned activity	(342)	(140)	28
Other income	376	326	256
Total noninterest income (loss)	1,843	(400)	1,262
Noninterest expenses
Compensation and benefits	7,840	6,817	6,019
Professional fees	650	525	573
Marketing	659	583	499
Insurance	1,433	560	450
Occupancy	1,938	1,554	1,433
Data processing and related costs	1,451	1,352	1,171
Telephone	266	176	136
Other	814	754	594
Noninterest expenses	15,051	12,321	10,875
Income before income tax expense	1,764	2,478	5,076
Income tax expense	345	626	1,641
Net income	1,419	1,852	3,435
Preferred stock dividends	730	-	-
Dividend accretion	424	-	-
Net income available to common shareholders	$265	$1,852	$3,435
Earnings per common share
Basic	$0.09	$0.62	$1.17
Diluted	$0.09	$0.58	$1.06
Weighted average common shares outstanding
Basic	3,054,907	2,997,906	2,942,369
Diluted	3,080,786	3,167,402	3,234,145

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands, except share data)

	Common stock		Preferred stock	Nonvested restricted stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total
	Shares	Amount
December 31, 2006	2,933,868	$29	$-	$-	$30,846	$(16)	$3,725	$34,584
Net income	-	-	-	-	-	-	3,435	3,435
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	112	-	112
Total comprehensive income	-	-	-	-	-	-	-	3,547
Proceeds from exercise of stock options and warrants	10,088	-	-	-	63	-	-	63
Issuance of restricted stock	2,500	-	-	(54)	54	-	-	-
Amortization of deferred compensation on restricted stock
	-	-	-	13	-	-	-	13
Compensation expense related to stock options, net of tax	-	-	-	-	19	-	-	19
Tax benefit related to exercise of stock options	-	-	-	-	52	-	-	52
December 31, 2007	2,946,456	$29	$-	$(41)	$31,034	$96	$7,160	$38,278
Net income	-	-	-	-	-	-	1,852	1,852
Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale
	-	-	-	-	-	(2,409)	-	(2,409)
Reclassification adjustment included in net income, net of tax
Realized gain on securities	-	-	-	-	-	(22)	-	(22)
Other than temporary impairment	-	-	-	-	-	1,256	-	1,256
Total comprehensive income	-	-	-	-	-	-	-	677
Proceeds from exercise of stock options and warrants	98,407	1	-	-	602	-	-	603
Amortization of deferred compensation on restricted stock
	-	-	-	14	-	-	-	14
Compensation expense related to stock options, net of tax	-	-	-	-	56	-	-	56
Tax benefit related to exercise of stock options	-	-	-	-	158	-	-	158
December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786

	Common stock		Preferred stock	Nonvested restricted stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained Earnings	Total
	Shares	Amount
December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786
Net income	-	-	-	-	-	-	1,419	1,419
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale
	-	-	-	-	-	1,590	-	1,590
Reclassification adjustment included in net income, net of tax	-	-	-	-	-	(27)	-	(27)
Total comprehensive income	-	-	-	-	-	-	-	2,982
Preferred stock transactions:
Proceeds from issuance of 17,299 shares of preferred stock	-	-	15,856	-	-	-	-	15,856
Proceeds from issuance of common stock warrants	-	-	-	-	1,418	-	-	1,418
Cash dividends on Series T preferred stock	-	-	-	-	-	-	(620)	(620)
Dividend accretion	-	-	(424)	-	424	-	-	-
Proceeds from exercise of stock warrants	49,618	1	-	-	300	-	-	301
Amortization of deferred compensation on restricted stock
	-	-	-	13	-	-	-	13
Compensation expense related to stock options	-	-	-	-	105	-	-	105
December 31, 2009	3,094,481	$31	$15,432	$(14)	$34,097	$484	$9,811	$59,841

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Operating activities
Net income	$1,419	$1,852	$3,435
Adjustments to reconcile net income to cash provided by
(used for) operating activities:
Provision for loan losses	4,310	3,161	2,050
Depreciation and other amortization	731	541	483
Accretion and amortization of securities discounts and premiums, net	449	114	86
Loss on sale of real estate owned	203	38	194
Write-down of real estate owned	302	110	50
Gain on sale of property held for sale	-	-	(319)
Gain on sale of investment securities	(41)	(33)	-
Other than temporary impairment on investment securities	-	1,931	-
Compensation expense related to stock options and restricted stock grants	118	70	32
Increase in cash surrender value of bank owned life insurance	(605)	(462)	(374)
Increase in deferred tax asset	(417)	(1,317)	(44)
Decrease (increase) in other assets, net	(3,049)	280	(322)
Increase (decrease) in other liabilities, net	(559)	628	(2,297)
Net cash provided by operating activities	2,861	6,913	2,974
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(15,770)	(61,708)	(107,915)
Purchase of property and equipment	(5,433)	(6,851)	(1,388)
Purchase of investment securities:
Available for sale	(44,773)	(32,725)	(23,102)
Other investments	(894)	(909)	(3,283)
Payment and maturity of investment securities:
Available for sale	27,363	28,557	9,457
Held to maturity	3,261	2,265	2,189
Other investments	141	1,125	1,665
Proceeds from sale of investment securities	7,630	-	-
Purchase of life insurance policies	-	(4,000)	(390)
Proceeds from sale of property held for sale	-	-	2,285
Proceeds from sale of real estate acquired in settlement of loans	759	47	501
Net cash used for investing activities	(27,716)	(74,199)	(119,981)
Financing activities
Increase in deposits, net	24,547	56,717	67,316
Increase (decrease) in note payable	(10,750)	6,980	8,020
Increase (decrease) in Federal Home Loan Bank advances and related debt	(6,975)	(825)	42,000
Proceeds from the issuance of preferred stock	15,856	-	-
Proceeds from the issuance of stock warrant	1,418	-	-
Cash dividend on preferred stock	(620)	-	-
Proceeds from the exercise of stock options and warrants	301	603	63
Net cash provided by financing activities	23,777	63,475	117,399
Net increase (decrease) in cash and cash equivalents	(1,078)	(3,811)	392
Cash and cash equivalents, beginning of year	13,160	16,971	16,579
Cash and cash equivalents, end of year	$12,082	$13,160	$16,971
Supplemental information
Cash paid for
Interest	$17,119	$22,345	$22,320
Income taxes	$605	$1,892	$1,781
Schedule of non-cash transactions
Transfer of property and equipment to property held for sale	$-	$-	$1,966
Foreclosure of real estate	$4,552	$2,044	$-
Unrealized (gain) loss on securities, net of income taxes	$1,563	$1,175	$(112)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

NOTE 1. Summary of Significant Accounting Policies and Activities

Southern First Bancshares, Inc., (the "Company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively, the "Trusts" ). On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. The Bank is a national bank organized under the laws of the United States and located in Greenville County, South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

On October 26, 1999, the Company sold 1,100,000 shares of its common stock at $10 per share and on November 30, 1999 sold 50,000 additional shares for a total of 1,150,000 shares (1,897,493 after adjustment of 3 for 2 stock split and subsequent stock dividend). This offering raised approximately $10.6 million, net of underwriting discounts, commissions and offering expenses.

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

On February 27, 2009, the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T and a warrant to purchase 330,554 shares of the Company's common stock to Treasury under the Capital Purchase Program for an aggregate purchase price of $17.3 million.

The following is a description of the more significant accounting and reporting policies that the Company follows in preparing and presenting consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern First Bank, N.A. In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), the operations of the Trusts have not been consolidated in these financial statements.

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

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loan loss allowance and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.

The Bank makes loans to individuals and businesses in the Upstate and Midlands regions of South Carolina for various personal and commercial purposes. The Bank's loan portfolio has a concentration of real estate loans. As of December 31, 2009 and 2008, real estate loans represented 79.0% and 79.4%, respectively, of total loans. However, borrowers' ability to repay their loans is not dependent upon any specific economic sector.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date and no subsequent events occurred requiring accrual or disclosure.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders' equity or net income.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and due from banks and federal funds sold are included in "cash and cash equivalents." Generally, federal funds are sold for one-day periods. The Company places it deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Investments in Debt and Equity Securities

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

We classify debt and equity securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in shareholders' equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income. Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

Fair Value Determination and Other-Than-Temporary Impairment Analysis

Many debt and equity securities have experienced significant and often extended declines in value due to current economic conditions and issuer-specific concerns. These declines have focused more attention on the processes for determining whether such declines indicate that the securities are "other-than-temporarily impaired". Management evaluates numerous factors to assess whether or not it is probable that all amounts due according to contractual terms will be collected to determine if any other-than-temporary impairment exists. The process of evaluating other-than-temporary impairment is inherently judgmental, involving the weighing of positive and negative factors and evidence that may be objective or subjective.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or loss. Loans classified as substandard or special mention are individually evaluated and a portion of the general reserve is allocated as appropriate. In addition, the general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties such as changes in the national and local economy, concentrations of credit, expansion into new markets and other factors that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.

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

Non-performing Assets

Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on non-accrual status and loans past due 90 days or more and still accruing interest. Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is uncertain. Thereafter no interest is taken into income until such time as the borrower demonstrates the ability to pay both principal and interest.

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

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Compensation cost is recognized for all stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." Cash and cash equivalents have an original maturity of three months or less.

Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands, except share data). Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2009, 2008 and 2007, 442,079, 87,600 and 59,750 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	2009	2008	2007
Numerator:
Net income	$1,419	$1,852	$3,435
Less: Preferred stock dividends	730	-	-
Dividend accretion (1)	424	-	-
Net income available to common shareholders	$265	$1,852	$3,435
Denominator:
Weighted-average common shares outstanding - basic	3,054,907	2,997,906	2,942,369
Common stock equivalents	25,879	169,496	291,776
Weighted-average common shares outstanding - diluted	3,080,786	3,167,402	3,234,145
Earnings per common share:
Basic	$0.09	$0.62	$1.17
Diluted	$0.09	$0.58	$1.06

(1) Preferred stock dividend required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company's financial statements. The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company's financial position. An update was issued in December, 2009, to include this guidance in the ASC.

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

NOTE 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2009 and 2008, the Bank had $3.0 million and $3.3 million, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3. Federal Funds Sold

The Bank's cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis. At December 31, 2009 and 2008 federal funds sold amounted to $6.5 million and $8.8 million, respectively. Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

NOTE 4. Investment Securities

The amortized costs and fair value of investment securities available for sale and held to maturity are as follows (dollars in thousands):

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$11,615	$1	$76	$11,540
State and political subdivisions	5,267	46	4	5,309
	16,882	47	80	16,849
Mortgage-backed securities
FHLMC	13,540	362	15	13,887
FNMA	32,910	807	150	33,567
GNMA	5,122	112	-	5,234
Collateralized Mortgage Obligations	7,008	-	350	6,658
	58,580	1,281	515	59,346
Total	$75,462	$1,328	$595	$76,195

Held to maturity
Mortgage-backed securities
FHLMC	$1,830	$76	$-	$1,906
FNMA	7,395	215	-	7,610
	$9,225	$291	$-	$9,516

Available for sale
Government sponsored enterprises	$18,483	$238	$13	$18,708
State and political subdivisions	3,790	23	41	3,772
Preferred Stock	84	-	18	66
	22,357	261	72	22,546
Mortgage-backed securities
FHLMC	7,797	192	-	7,989
FNMA	23,100	479	-	23,579
GNMA	4,981	124	-	5,105
Collateralized Mortgage Obligations	7,822	-	2,609	5,213
	43,700	795	2,609	41,886
Total	$66,057	$1,056	$2,681	$64,432

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to maturity
Mortgage-backed securities
FHLMC	$2,333	$34	$-	$2,367
FNMA	10,186	70	5	10,251
	$12,519	$104	$5	$12,618

The amortized costs and fair values of investment securities available for sale at December 31, 2009 and 2008, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due after one through five years	$242	$251	$409	$414
Due after five through ten years	9,968	10,035	16,365	16,721
Due after ten years	65,252	65,909	49,283	47,297
	$75,462	$76,195	$66,057	$64,432
Held to maturity
Due after one through five years	$155	$159	$238	$240
Due after five through ten years	1,830	1,906	2,333	2,367
Due after ten years	7,240	7,451	9,948	10,011
	$9,225	$9,516	$12,519	$12,618

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2009
Available for sale
Government sponsored enterprises	2	$8,908	$76	-	$-	$-	2	$8,908	$76
State and political subdivisions	2	855	4	-	-	-	2	855	4
Mortgage-backed
FHLMC	1	2,028	15	-	-	-	1	2,028	15
FNMA	4	17,467	150	-	-	-	4	17,467	150
Collateral mortgage obligations	-	-	-	1	3,095	350	1	3,095	350
	9	$29,258	$245	1	$3,095	$350	10	$32,353	$595
As of December 31, 2008
Available for sale
Government sponsored enterprises	-	$-	$-	1	$7,470	$13	1	$7,470	$13
State and political subdivisions	4	2.463	41	-	-	-	4	2,463	41
Preferred Stock	1	66	18	-	-	-	1	66	18
Mortgage-backed
Collateral mortgage obligations	1	2,628	1,108	1	2,585	1,501	2	5,213	2,609
	6	$5,157	$1,167	2	$10,055	$1,514	8	$15,212	$2,681
Held to maturity
Mortgage-backed	1	$2,811	$2	1	$285	$3	2	$3,096	$5

At December 31, 2009, the Company had 10 individual investments that were in an unrealized loss position. The unrealized losses on investments in government sponsored enterprises, state and political subdivision, and mortgage-backed securities summarized above were attributable to market turmoil and liquidity. The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. In addition, the Company held one collateralized mortgage obligation ("CMO") that was in an unrealized loss position at December 31, 2009. The Company has the ability and intent to hold all securities within the portfolio until the maturity or until the value recovers; therefore, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Our private label CMOs, which are non-agency securities, were priced based on an internally developed cash flow model due to market illiquidity. We noted that this market has had little, if any, new issuance since the credit crisis began. The Company determined that most sales are forced and do not reflect the true economic value of these securities. The two major components in the Bank's internal model are the prepayment speeds of the securities and the dollar amount of loan defaults compared to the excess collateral amounts in each pool. The prepayment speeds utilized in the model are based on the prior prepayment rates for the specific securities and the anticipated future prepayment speeds for like securities. The default rates are based on both the historical loss rates for each security and an analysis of the current loan delinquency amounts in each portfolio. Anticipated loss amounts are determined based on the various levels of delinquency, with higher percentages being assigned to loans over 90 days or loans in foreclosure. The anticipated loss amounts are then compared to the dollar amount of the excess collateral included in each pool. Based on the Bank's calculations and assumptions, management currently anticipates receiving all of the outstanding principal and the related interest for each security. The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

Other investments totaled approximately $9.2 million and $8.5 million at December 31, 2009 and 2008, respectively. Other investments at December 31, 2009, consisted primarily of Federal Reserve Bank stock with a cost of $1.5 million, FHLB stock with a cost of $7.1 million, and investments in the Trusts of $403,000. At December 31, 2008, the company owned Federal Reserve Bank stock with a cost of $1.3 million, Federal Home Loan Bank stock with a cost of $6.7 million, and an investment in the Trusts of $403,000. All of the FHLB stock is used to collateralize advances with the FHLB.

During the second half of 2008, the Company determined that our Federal National Mortgage Association ("FNMA") preferred stock suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place the FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") under conservatorship. Consequently, the Company recorded a pre-tax charge to earnings of $1.9 million to write down to fair value. During 2009, the Company sold the FNMA preferred stock and realized a gain of $35,000.

In addition to the FNMA preferred stock sold during 2009, the Company sold 3 securities for $7.5 million in a restructuring transaction and subsequently prepaid an outstanding repurchase agreement for a net realized gain of $6,000. During 2008, we sold 4 securities for a total gain of $33,000.

At December 31, 2009, $27.1 million of securities were pledged to the FHLB as collateral for outstanding borrowings and $22.1 million were pledged as collateral for repurchase agreements from brokers. In addition, approximately $410,000 was pledged to secure client deposits. At December 31, 2008, $32.7 million of securities were pledged to the FHLB as collateral for outstanding borrowings and $29.9 million were pledged as collateral for repurchase agreements from brokers. In addition, approximately $293,000 was pledged to secure client deposits.

NOTE 5. Loans

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate and Midlands regions of South Carolina. The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 79.0% of total loans at December 31, 2009. Commercial loans comprise 69.6% of total real estate loans and consumer loans account for 30.4%. Commercial loans are further categorized into owner occupied which represents 23.1% of total loans and non-owner occupied of 27.9%. Commercial construction loans represent only 4.0% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2009, approximately $69.1 million, or 12.0% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 88 loans totaling approximately $18.4 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

The composition of net loans by major loan categories is as follows (dollars in thousands):

	December 31,
	2009	2008
Real estate:
Commercial
Owner occupied	$132,569	$113,370
Non-owner occupied	160,460	151,274
Construction	22,741	52,981
	315,770	317,625
Consumer:
Residential	55,377	60,336
Home equity	74,348	62,987
Construction	7,940	8,905
	137,665	132,228
Total real estate loans	453,435	449,853
Commercial business	110,539	106,479
Consumer — other	11,021	11,194
Deferred origination fees, net	(725)	(919)
Gross loans	574,270	566,607
Less allowance for loan losses	(7,760)	(7,005)
Loans, net	$566,510	$559,602

The composition of gross loans by rate type is as follows (dollars in thousands):

	December 31,
	2009	2008
Variable rate loans	$284,178	$243,065
Fixed rate loans	290,092	323,542
	$574,270	$566,607

At December 31, 2009 and 2008, there was $11.7 million and $7.7 million, respectively of loans classified as non-accruing loans. Foregone interest income on the non-accrual loans in 2009 was approximately $638,000 and approximately $365,000 in 2008. The amount of interest income recorded in 2009 for loans that were on nonaccrual at December 31, 2009 was approximately $305,000, and was approximately $294,000 in 2008.

At December 31, 2009, approximately $127.5 million of the Bank's mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 8.

The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

Activity within the allowance for loan losses account follows (dollars in thousands):

	For the years ended December 31,
	2009	2008	2007
Balance, beginning of year	$7,005	$5,751	$4,949
Recoveries of loans previously charged-off	109	28	48
Provision for loan losses	4,310	3,161	2,050
Loans charged-off	(3,664)	(1,935)	(1,296)
Balance, end of year	$7,760	$7,005	$5,751

At December 31, 2009, impaired loans amounted to approximately $10.9 million for which $5.8 million of these loans have a reserve of approximately $1.1 million allocated in the allowance. During 2009, the average recorded investment in impaired loans was approximately $9.8 million. At December 31, 2008, impaired loans amounted to approximately $7.2 million for which $3.7 million of these loans have a reserve of approximately $836,000 allocated in the allowance. During 2008, the average recorded investment in impaired loans was approximately $5.7 million.

NOTE 6. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,
	2009	2008
Land	$2,668	$2,668
Buildings	10,783	3,728
Leasehold Improvements	1,118	1,147
Furniture and equipment	3,820	2,790
Software	217	193
Construction in process	-	2,680
	18,606	13,206
Accumulated depreciation	(2,196)	(1,505)
Total property and equipment	$16,410	$11,701

At December 31, 2008, construction in process related to costs incurred on property and construction for our Columbia, South Carolina regional office site which opened in August 2009. During the years ended December 31, 2009 and 2008, we capitalized interest of $62,000 and $39,000, respectively, related to the construction of the Columbia regional office.

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $724,000, $541,000 and $483,000, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7. Other Real Estate Owned

The following summarizes the activity in other real estate owned (dollars in thousands):

	December 31,
	2009	2008
Balance, beginning of year	$2,116	$268
Additions	4,552	2,043
Sales	(962)	(85)
Write-downs	(302)	(110)
Transfer to property held for investment	(1,700)	-
Balance, end of year	$3,704	$2,116

NOTE 8. Deposits

The following is a detail of the deposit accounts (dollars in thousands):

	December 31,
	2009	2008
Non-interest bearing	$36,177	$34,739
Interest bearing:
NOW accounts	48,975	41,771
Money market accounts	87,801	80,837
Savings	2,375	1,918
Time, less than $100,000	72,832	48,491
Time, $100,000 and over	245,924	261,781
Total deposits	$494,084	$469,537

At December 31, 2009 and 2008, the Bank had approximately $147.9 million and $200.9 million of time deposits that were obtained outside of the Bank's primary market. Interest expense on time deposits greater than $100,000 was $7.3 million, $8.3 million, and $9.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009 the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

2010	$219,834
2011	47,030
2012	45,754
2013	2,103
2014 and after	4,035
$318,756

NOTE 9. Federal Home Loan Bank Advances and Related Debt

At December 31, 2009, the Bank had $142.7 million in FHLB advances and related debt. Of the $142.7 million, FHLB advances represented $123.5 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $127.5 million of mortgage loans and $7.1 million of stock in the FHLB. Listed below is a summary of the terms and maturities of the advances (dollars in thousands):

Amount	Rate	Maturity	Repricing Date
$20,000	4.58%	May 5, 2010	-
20,000	4.90%	September 7, 2011	-
7,500	4.27%	May 10, 2012	February 10, 2010
10,000	4.42%	May 10, 2012	February 10, 2010
7,500	4.39%	May 12, 2014	May 12, 2010
7,000	4.21%	May 14, 2014	May 14, 2010
5,000	4.07%	October 11, 2016	January 11, 2010
7,500	4.38%	February 13, 2017	February 13, 2010
9,000	4.49%	July 11, 2017	January 11, 2010
5,000	4.25%	July 24, 2017	January 24, 2010
10,000	4.47%	February 15, 2019	February 17, 2010
15,000	4.75%	April 22, 2019	April 22, 2010
$123,500

As listed above, many of the Bank's advances may reprice during 2010 at the option of the FHLB.

At December 31, 2009 the Bank had four structured debt agreements secured by $22.1 million of various investment securities. Listed below is a summary of the terms and maturities of these structured agreements to repurchase (dollars in thousands):

Amount	Rate	Maturity	Repricing Date
$ 10,000	3.63%	September 18, 2017	-
2,000	3.65%	December 17, 2017	December 17, 2010
3,600	2.75%	March 14, 2018	March 14, 2011
3,600	2.55%	September 15, 2018	March 15, 2010
$19,200

At December 31, 2008, the Bank had $149.7 million in FHLB advances and related debt. Of the $149.7 million, FHLB advances represented $123.5 million and securities sold under structured agreements to repurchase represented $26.2 million.

The FHLB advances are secured with approximately $128.4 million of mortgage loans and $6.7 million of stock in the FHLB. Listed below is a summary of the terms and maturities of the advances (dollars in thousands):

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
$123,500

At December 31, 2008 the Bank had five structured debt agreements secured by $29.9 million of various investment securities. Listed below is a summary of the terms and maturities of these structured agreements to repurchase (dollars in thousands):

Amount	Rate	Maturity	Repricing Date
$10,000	3.63%	September 18, 2017	-
2,000	3.65%	December 17, 2017	December 17. 2010
6,975	2.19%	January 25, 2018	January 25, 2009
3,600	2.75%	March 14, 2018	March 14, 2011
3,600	2.55%	September 15, 2018	March 15, 2009
$26,175

NOTE 10. Note Payable

The Company had a $4.3 million term note with Silverton Bridge Bank, N.A. ("Silverton") at December 31, 2009. This note replaced the $15.0 million revolving line of credit which was outstanding at December 31, 2008. The current note matures on April 30, 2014 and bears interest at the prime rate plus 0.5% with a floor rate of 4.0%. The Company has pledged all of the stock of the Bank as collateral for this note. The loan agreement contains various financial covenants related to net income and asset quality.

NOTE 11. Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. The rate is adjusted quarterly and was 3.35% at December 31, 2009. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures. The debenture issuance cost, net of accumulated amortization, totaled $63,000 at December 31, 2009 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively, and are included in borrowings interest expense.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. The rate is adjusted quarterly and was 1.69% at December 31, 2009. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

NOTE 12. Unused Lines of Credit

At December 31, 2009, the Bank had four unused lines of credit to purchase federal funds that totaled $45.5 million. The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $4.0 million in additional borrowings at December 31, 2009.

NOTE 13. Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and two executive vice presidents. These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and d) a severance payment equal to one year of compensation. The total estimated aggregate commitment is approximately $893,000.

The Company has entered into an agreement with a data processor which expires in 2014 to provide item processing, electronic banking services and general ledger processing. Components of this contract include monthly charges of approximately $89,000.

At December 31, 2009, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows (dollars in thousands):

For the years ended December 31,
2010	$1,715
2011	1,726
2012	1,740
2013	1,759
2014	1,774
Thereafter	2,732
$11,446

Lease expense for the years ended December 31, 2009, 2008, and 2007, totaled $710,000, $663,000, and $622,000, respectively.

The Bank may be subject to litigation and claims in the normal course of business. As of December 31, 2009, management believes there is no material litigation pending.

NOTE 14. Income Taxes

The components of income tax expense were as follows (dollars in thousands):

	For the years ended December 31,
	2009	2008	2007
Current income taxes:
Federal	$(85)	$2,144	$1,049
State	9	71	176
Total current tax expense	(76)	2,215	1,225
Deferred income tax expense (benefit) and change in valuation allowance	421	(1,589)	416
Income tax expense	$345	$626	$1,641

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate (dollars in thousands):

	For the years ended December 31,
	2009	2008	2007
Tax expense at statutory rate	$600	$843	$1,726
Effect of state income taxes	6	47	116
Exempt income and other	(261)	(264)	(201)
Income tax expense	$345	$626	$1,641

The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,509	$2,156
Net deferred loan fees	246	312
Deferred compensation	232	135
Other than temporary impairment charge	-	657
Unrealized loss on securities available for sale	-	547
Sale of real estate owned	88	54
Other	1,272	256
	4,347	4,117
Deferred tax liabilities:
Property and equipment	$526	$169
Unrealized gain on securities available for sale	249	-
Other	86	84
	861	253
Net deferred tax asset	$3,486	$3,864

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 15. Related Party Transactions

Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

A summary of loan transactions with directors, including their affiliates and executive officers is as follows (dollars in thousands):

	For the years ended December 31,
	2009	2008
Balance, beginning of year	$17,254	$19,986
New loans	13,932	23,526
Less loan payments	(13,417)	(26,258)
Balance, end of year	$17,769	$17,254

Deposits by officers and directors and their related interests at December 31, 2009 and 2008, were $3.0 million and $3.4 million, respectively.

The Bank purchases various signage for its retail offices from a local vendor for which one of the Bank's directors acted as chairman of the board. The Bank paid approximately $19,000 and $71,000 to the company for the years ended December 31, 2009 and 2008, respectively. The Bank is of the opinion that the cost of signage represents market costs that could have been obtained in similar "arms length" transactions.

The Bank also has a land lease with a director on the property for a branch office, with monthly payments of $4,804. In addition, the Bank had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Beginning in 2006, the Bank also contracted with the director on an annual basis to provide property management services for each of its branch offices. The Bank paid the director approximately $33,000, $20,000, and $19,000 for these services during 2009, 2008, and 2007, respectively.

In January 2008, the Bank entered into a commitment with a company partially owned by one of the Bank's directors. The Bank committed to pay the company a development fee up to $567,500 in three annual installments related to the development and construction of the Company's regional headquarters in Cayce, South Carolina. The Bank paid the first and second installments of approximately $189,000 in January 2009 and 2008, respectively. The third installment of approximately $189,000 was paid in January 2010.

The Bank is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar "arms length" transactions.

NOTE 16. Financial Instruments With Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2009, unfunded commitments to extend credit were approximately $90.5 million, of which $10.6 million is at fixed rates and $79.9 million is at variable rates. At December 31, 2008, unfunded commitments to extend credit were approximately $89.0 million, of which $13.8 million is at fixed rates and $75.1 million is at variable rates. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2009 and 2008, there was a $5.5 million and $4.8 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17. Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2009, 2008, and 2007 amounted to $148,500, $152,000, and $130,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 14 executive officers in the form of a Supplemental Executive Retirement Plan (SERP). The plan provides retirement income for these officers. As of December 31, 2009, the Company had an accrued benefit obligation of $692,000. The Company incurred expenses related to this plan of $295,000, $189,000, and $152,000 in 2009, 2008, and 2007, respectively.

NOTE 18. Warrants and Stock Options and Grant Plans

Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 213,593 shares (adjusted for 3 for 2 stock split in 2004 and the stock dividend in 2006) of common stock at $6.06 per share. These warrants vested over a three-year period, are currently exercisable, and expired on January 10, 2010. There were 73,493 warrants outstanding at December 31, 2009 and 123,110 warrants outstanding at December 31, 2008. Prior to expiration on January 10, 2010, 30,825 of the 73,493 warrants outstanding at December 31, 2009 were exercised.

On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date. Under the terms of Plan no further awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards granted have vested of been forfeited.

A summary of the status of the stock option plan and changes for the years ended December 31, are presented below:

	2009			2008			2007
	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	278,665	$9.36		268,140	$8.76		270,227	$8.57
Granted	60,500	6.77		29,500	13.50		3,000	21.48
Exercised	-	-		17,325	6.47		5,087	6.41
Forfeited or expired	-	-		1,650	16.36		-	-
Outstanding at end of year	339,165	$8.89	121,786	278,665	$9.36	934,117	268,140	$8.76	3,092,305
Options exercisable at year-end	252,540		121,786	265,977		934,117	262,727		3,092,305
Shares available for grant	53,199			113,699			143,199

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 26.76% for 2009 and 2008, and 10.00% for 2007; risk-free interest rate of 2.59% for 2009, 3.72% for 2008, and 4.60% for 2007; 10 year life expectancy of the options, and; assumed dividend rate of zero.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company's stock.

On March 21, 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. At December 31, 2009 and 2008, 11,000 shares (adjusted for the stock dividend in 2006) of stock were authorized under the restricted stock plan, of which 8,500 shares were available to be granted. During the year ended December 31, 2007, the Company awarded 2,500 shares with a weighted average fair value of $21.63 and a vesting period of 4 years. There were no shares awarded during 2009 or 2008.

Shares of restricted stock granted to employees under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company's nonvested restricted stock and changes for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	1,875	$21.63	2,500	$21.63
Granted	-	-	-	-
Vested	625	-	625	-
Forfeited	-	-	-	-
Nonvested at end of year	1,250	$21.63	1,875	$21.63

NOTE 19. Dividends

There are no current plans to initiate payment of cash dividends on the Company's common stock and our future dividend policy will depend on the Bank's and the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. The Bank is restricted in its ability to pay cash dividends under the national banking laws and regulations of the Office of the Comptroller of the Currency ("OCC"). Generally, these restrictions require the Bank to pay cash dividends derived solely from net profits. Moreover, OCC prior approval is required if cash dividends declared in any calendar year exceed the Bank's net profit for that year combined with its retained net profits for the preceding two years.

Also, the payment of cash dividends on the Company's common stock by the Company in the future will be subject to certain other legal and regulatory limitations (including the requirement that the company's capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years until 2014, and 9% per annum thereafter. Prior to February 27, 2012, so long as the Treasury owns shares of the Series T Preferred Stock, we are not permitted to increase cash dividends on our common stock without the Treasury's consent. There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular times, or that it will pay dividends at all.

NOTE 20. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2009, that the Company and Bank exceed all well capitalized requirements to which they are subject.

As of June 2, 2008, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events, since that notification that management believes have changed the Bank's category. The Company's and Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows (dollars in thousands):

	Actual		For capital adequacy purposes Minimum			To be well capitalized under prompt corrective action provisions Minimum

	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2009
The Company
Total Capital (to risk weighted assets)	$79,893	13.3%	$48,215	8.0%	$	N/A	N/A
Tier 1 Capital (to risk weighted assets)	72,357	12.0	24,107	4.0		N/A	N/A
Tier 1 Capital (to average assets)	72,357	10.0	29,028	4.0		N/A	N/A
The Bank
Total Capital (to risk weighted assets)	$77,393	12.8%	$48,215	8.0%		$60,268	10.0%
Tier 1 Capital (to risk weighted assets)	69,857	11.6	24,107	4.0		36,161	6.0
Tier 1 Capital (to average assets)	69,857	9.6	29,028	4.0		36,285	5.0

As of December 31, 2008
The Company
Total Capital (to risk weighted assets)	$60,854	10.4%	$46,894	8.0%	$	N/A	N/A
Tier 1 Capital (to risk weighted assets)	53,847	9.2	23,447	4.0		N/A	N/A
Tier 1 Capital (to average assets)	53,847	7.7	27,821	4.0		N/A	N/A
The Bank
Total Capital (to risk weighted assets)	$75,004	12.8%	$46,894	8.0%		$58,617	10.0%
Tier 1 Capital (to risk weighted assets)	67,997	11.6	23,447	4.0		35,170	6.0
Tier 1 Capital (to average assets)	58,236	9.8	27,821	4.0		34,776	5.0

NOTE 21. Selected Condensed Quarterly Financial Data (Unaudited)

Following is a summary of operations by quarter (dollars in thousands):

2009	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,895	$9,081	$9,115	$9,086
Interest expense	4,434	4,162	4,165	4,134
Net interest income	4,461	4,919	4,950	4,952
Provision for loan losses	750	975	1,085	1,500
Noninterest income (loss)	414	519	533	377
Noninterest expenses	3,429	3,964	3,865	3,793
Income (loss) before income tax expense	696	499	533	36
Income tax expense (benefit)	209	144	109	(117)
Net income	$487	$355	$424	$153
Earnings (loss) per common share
Basic	$0.12	$0.00	$0.03	$(0.06)
Diluted	$0.12	$0.00	$0.03	$(0.06)
Weighted average common shares outstanding
Basic	3,044,863	3,044,863	3,048,959	3,036,780
Diluted	3,053,933	3,045,741	3,109,708	3,143,768

2008	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$10,342	$10,304	$10,059	$9,508
Interest expense	5,948	5,525	5,216	5,164
Net interest income	4,394	4,779	4,843	4,344
Provision for loan losses	600	700	650	1,211
Noninterest income (loss)	311	375	(1,427)	341
Noninterest expenses	2,986	3,186	3,040	3,109
Income (loss) before income tax expense	1,119	1,268	(274)	365
Income tax expense (benefit)	372	406	(148)	(4)
Net income (loss)	$747	$862	$(126)	$369
Earnings (loss) per common share
Basic	$0.25	$0.29	$(0.04)	$0.12
Diluted	$0.23	$0.27	$(0.04)	$0.12
Weighted average common shares outstanding
Basic	2,964,951	2,987,686	3,002,205	3,036,780
Diluted	3,185,827	3,185,084	3,154,912	3,143,768

NOTE 22. Fair Value Accounting

As of June 30, 2009, the Company adopted FASB ASC 820, "Fair Value Measurement and Disclosures," "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FASB ASC 820, "Fair Value Measurement and Disclosures," is intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales.

FASB ASC 820, "Fair Value Measurement and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned ("OREO")

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009:
Securities available for sale:
Government sponsored enterprises	$-	$11,540	$-
State and political subdivisions	-	5,309	-
Mortgage-backed securities	-	52,688	6,658
Other investments	-	-	9,213
Total	$-	$69,537	$15,871

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2008:
Securities available for sale:
Government sponsored enterprises	$-	$18,708	$-
State and political subdivisions	-	3,772	-
Mortgage-backed securities	-	36,673	5,213
Preferred stock	66	-	-
Other investments	-	-	8,461
Total	$66	$59,153	$13,674

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2009 to December 31, 2009, for all Level 3 assets that are measured at fair value on a recurring basis (dollars in thousands).

	Collateralized mortgage obligations	Other investments
Beginning balance	$5,213	$8,461
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	2,259	-
Purchases, sales and principal reductions	(814)	752
Transfers in and/or out of Level 3	-	-
Ending Balance	$6,658	$9,213

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.0% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$-	$10,911	$-
Other real estate owned	-	3,704	-

Fair Value of Financial Instruments

Financial Instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

Following is a description of valuation methodologies used to estimate fair value for certain other financial instruments.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, federal funds purchased, and securities sold under agreement to repurchase.

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

The estimated fair values of the Company's financial instruments at December 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$12,082	$12,082	$13,160	$13,160
Investment securities available for sale	76,195	80,775	64,432	64,432
Investment securities held to maturity	9,225	9,516	12,519	12,618
Other investments	9,213	9,213	8,461	8,461
Loans, net	566,510	575,396	559,602	564,573
Bank owned life insurance	13,974	13,974	13,369	13,369
Financial Liabilities:
Deposits	494,084	461,744	469,537	447,427
Federal Home Loan Bank advances and related debt	142,700	163,818	149,675	151,394
Note payable	4,250	4,603	15,000	14,412
Junior subordinated debentures	13,403	4,139	13,403	6,125

NOTE 23. Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only, dollars in thousands):

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$5,824	$223
Investment in subsidiaries	70,744	67,339
Other assets	978	739
Total assets	$77,546	$68,301

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$52	$112
Notes Payable	4,250	15,000
Junior subordinated debentures	13,403	13,403
Shareholders' equity	59,841	39,786
Total liabilities and shareholders' equity	$77,546	$68,301

Condensed Statements of Income

	For the years ended December 31,
	2009	2008	2007
Revenues
Interest income	$122	$7	$29
Gain on sale of property held for sale	-	-	319
Total revenue	122	7	348
Expenses
Interest expense	645	1,140	1,016
Depreciation	-	-	5
Other expenses	119	70	38
Total expenses	764	1,210	1,059
Income tax benefit	218	409	235
Loss before equity in undistributed net income of subsidiaries	(424)	(794)	(476)
Equity in undistributed net income of subsidiaries	1,843	2,646	3,911
Net income	$1,419	$1,852	$3,435

Condensed Statements of Cash Flows

	For the years ended December 31,
	2009	2008	2007
Operating activities
Net income	$1,419	$1,852	$3,435
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(1,843)	(2,646)	(3,911)
Depreciation	-	-	5
Gain on sale of property held for sale	-	-	(319)
Compensation expense related to stock options and restricted stock grants	118	70	32
Decrease (increase) in other assets	(239)	(385)	(237)
Increase (decrease) in accounts payable and accrued expenses	(59)	95	(8)
Net cash used for operating activities	(604)	(1,014)	(1,003)

Investing activities
Proceeds from sale of property held for sale	-	-	2,285
Investment in subsidiaries	-	(6,975)	(10,000)
Net cash used for investing activities	-	(6,975)	(7,715)

Financing activities
Increase (decrease) in note payable	(10,750)	6,980	8,020
Proceeds from the issuance of preferred stock	15,856	-	-
Proceeds from the issuance of stock warrant	1,418	-	-
Cash dividend on preferred stock	(620)	-	-
Proceeds from the exercise of stock options and warrants	301	603	63
Net cash provided by financing activities	6,205	7,583	8,083
Net increase (decrease) in cash and cash equivalents	5,601	(406)	(635)
Cash and cash equivalents, beginning of year	223	629	1,264
Cash and cash equivalents, end of year	$5,824	$223	$629

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. (formerly known as Greenville First Bancshares, Inc.) and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Southern First Bancshares, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina
March 2, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B. Other Information

There was no information required to be disclosed by the company in a report on Form 8-K during the fourth quarter of 2009 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)   Financial Statements

The following consolidated financial statements are located in Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

(2)   Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)   Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).
3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K filed March 24, 2008).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).*
10.1	Lease Agreement between Greenville First Bank and Halton Properties, LLC, Formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 28, 2000).
10.2	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-83851).*
10.4	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*
10.5	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the period ended June 30, 2004).
10.6	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2005).
10.7	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended September 30, 2005).
10.8	Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*
10.9	Stock Pledge Agreement by and between Southern First Bancshares, Inc. and the Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*
10.10	Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 2008).*
10.11	Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 23, 2008).*
10.12	Employment Agreement by and between Southern First Bancshares, Inc. with James M. Austin, III dated December 17, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed December 23, 2008).*
10.13	Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 23, 2008).*
10.14	Employment Agreement by and between Southern First Bancshares, Inc. with J. Edward Terrell dated December 17, 2008 (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed December 23, 2008).*
10.15	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2009).*
10.16	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the period ended September 30, 2008).*
10.17	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 2008).*
10.18	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23, 2008).*
10.19	Warrant with The United States Department of Treasury to Purchase up to 30,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).*

10.20	Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).*
10.21	ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).*
10.22	Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).*
10.23	Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).*
10.24	Amended and Restated Loan Agreement with Silverton Bank, N.A., dated April 30, 2009, (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 7, 2010).
21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 2, 2010	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date
/s/James M. Austin, III	Chief Financial Officer,	March 2, 2010
James M. Austin, III	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 2, 2010
Andrew B. Cajka, Jr.

Mark A. Cothran	Director

/s/Leighton M. Cubbage	Director	February 23, 2010
Leighton M. Cubbage

/s/David G. Ellison	Director	March 2, 2010
David G. Ellison

/s/Anne S. Ellefson	Director	February 23, 2010
Anne S. Ellefson

Fred Gilmer, Jr.	Director

/s/Tecumseh Hooper, Jr.	Director	February 23, 2010
Tecumseh Hooper, Jr.

Rudolph G. Johnstone, III, M.D.	Director

/s/James B. Orders, III	Director, Chairman	March 2, 2010
James B. Orders, III

/s/William B. Sturgis	Director	February 23, 2010
William B. Sturgis

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 2, 2010
R. Arthur Seaver, Jr.	(Principal Executive Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).
3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K filed March 24, 2008).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).*
10.1	Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 28, 2000).
10.2	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-83851).*
10.4	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*
10.5	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the period ended June 30, 2004).
10.6	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2005).
10.7	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended September 30, 2005).
10.8	Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*
10.9	Stock Pledge Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*
10.10	Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 2008).*
10.11	Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 23, 2008).*
10.12	Employment Agreement by and between Southern First Bancshares, Inc. with James M. Austin, III dated December 17, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed December 23, 2008).*
10.13	Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 23, 2008).*
10.14	Employment Agreement by and between Southern First Bancshares, Inc. with J. Edward Terrell dated December 17, 2008 (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed December 23, 2008).*
10.15	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2009).*

10.16	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the period ended September 30, 2008).*
10.17	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 2008).*
10.18	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23, 2008).*
10.19	Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).*
10.20	Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).*
10.21	ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).*
10.22	Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).*
10.23	Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).*
10.24	Amended and Restated Loan Agreement with Silverton Bank, N.A., dated April 30, 2009, (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 7, 2010).
21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.