Form 10-K/A
period 2009-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2010-03-09
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

3,104,381 shares of the registrant's common stock were outstanding as of March 1, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders     Part III (Portions of Items 10-14)
to be held on May 18, 2010.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Form 10-K/A) is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K (Form 10-K) for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010. This amendment is being filed to correct an inadvertent typographical error in Exhibits 23, 31.1, 31.2, and 32, which incorrectly referred to the prior fiscal year. In addition, Exhibits 99.1 and 99.2 were inadvertently omitted from the original filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, filed with this Amendment are Exhibits 23, 31.1, 31.2, and 32 with the corrected dates.  In addition, Exhibits 99.1 and 99.2 have been added to this Amendment. This Amendment does not affect any other parts of, or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Form 10-K.  Accordingly, this Amendment must be read in conjunction with our other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).

3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K filed March 24, 2008).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).*

10.1	Lease Agreement between Greenville First Bank and Halton Properties, LLC, formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 28, 2000).

10.2	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-83851).

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-83851).*

10.4	2000 Greenville First Bancshares,Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*

10.5	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February26, 2004 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the period ended June 30, 2004).

10.6	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2005).

10.7	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended September 30, 2005).

10.8	Loan Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2008).*

10.9	Stock Pledge Agreement by and between Southern First Bancshares, Inc. and The Bankers Bank, National Association, dated December 28, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed January 4, 2008).*

10.10	Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 2008).*

10.11	Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 23, 2008).*

10.12	Employment Agreement by and between Southern First Bancshares, Inc. with James M. Austin, III dated December 17, 2008 (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed December 23, 2008).*

10.13	Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 23, 2008).*

10.14	Employment Agreement by and between Southern First Bancshares, Inc. with J. Edward Terrell dated December 17, 2008 (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed December 23, 2008).*

10.15	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2009).*

10.16	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the period ended September 30, 2008).*

10.17	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 2008).*

10.18	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23, 2008).*

10.19	Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).*

10.20	Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).*

10.21	ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).*

10.22	Form of Waiver, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).*

10.23	Form of Letter Amendment, executed by each of Messrs. James M. Austin, III, Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).*

10.24	Amended and Restated Loan Agreement with Silverton Bank, N.A., dated April 30, 2009, (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 7, 2010).

21	Subsidiaries.**

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained as part of the signature pages to our Annual Report on Form 10-K filed March 2, 2010).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to our Annual Report on Form 10-K.
**	Previously filed as an exhibit to our Annual Report on Form 10-K filed March 2, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 9, 2010	By:	/s/R. Arthur Seaver, Jr.
Chief Executive Officer