Form 10-Q
period 2010-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2010-04-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,143,181 shares of common stock, $.01 par value per share, were issued and outstanding as of April 27, 2010.

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,624	$5,620
Federal funds sold	13,426	6,462
Total cash and cash equivalents	19,050	12,082
Investment securities:
Investment securities available for sale	84,018	76,195
Investment securities held to maturity (fair value $8,975 and $9,516)	8,648	9,225
Other investments, at cost	9,556	9,213
Total investment securities	102,222	94,633
Loans	583,882	574,270
Less allowance for loan losses	(7,937)	(7,760)
Loans, net	575,945	566,510
Bank owned life insurance	14,127	13,974
Property and equipment, net	16,286	16,410
Deferred income taxes	3,474	3,486
Other assets	11,664	12,202
Total assets	$742,768	$719,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$517,561	$494,084
Federal Home Loan Bank advances and related debt	142,700	142,700
Note payable	4,250	4,250
Junior subordinated debentures	13,403	13,403
Other liabilities	4,688	5,019
Total liabilities	682,602	659,456
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized,
17,299 shares issued and outstanding	15,308	15,432
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,143,181 and 3,094,481
shares issued and outstanding at March 31, 2010and December 31, 2009, respectively	31	31
Nonvested restricted stock	(10)	(14)
Additional paid-in capital	34,572	34,097
Accumulated other comprehensive income	652	484
Retained earnings	9,613	9,811
Total shareholders’ equity	60,166	59,841
Total liabilities and shareholders’ equity	$742,768	$719,297

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(dollars in thousands, except share data)

	For the three months ended March 31,
	2010	2009
Interest income
Loans	$7,959	$7,797
Investment securities	887	1,093
Federal funds sold	11	5
Total interest income	8,857	8,895
Interest expense
Deposits	2,398	2,788
Borrowings	1,678	1,646
Total interest expense	4,076	4,434
Net interest income	4,781	4,461
Provision for loan losses	1,400	750
Net interest income after provision for loan losses	3,381	3,711
Noninterest income
Loan fee income	120	38
Service fees on deposit accounts	146	175
Income from bank owned life insurance	153	123
Gain on sale of investment securities	16	-
Gain on sale of property and equipment	18	-
Real estate owned activity	15	(7)
Other income	102	85
Total noninterest income	570	414
Noninterest expenses
Compensation and benefits	2,132	1,925
Professional fees	165	136
Marketing	211	145
Insurance	275	153
Occupancy	556	416
Data processing and related costs	385	374
Telephone	76	51
Other	208	229
Total noninterest expenses	4,008	3,429
Income (loss) before income tax expense	(57)	696
Income tax expense (benefit)	(75)	209
Net income	18	487
Preferred stock dividend	216	78
Dividend accretion	124	42
Net income (loss) available to common shareholders	$(322)	$367
Earnings (loss) per common share
Basic	$(0.10)	$0.12
Diluted	$(0.10)	$0.12
Weighted average common shares outstanding
Basic	3,128,542	3,044,863
Diluted	3,128,542	3,053,933

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

(dollars in thousands, except share data)

						Accumulated		Total
				Nonvested	Additional	other		share-
	Common stock		Preferred	restricted	paid-in	comprehensive	Retained	holders’
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786
Net income	-	-	-	-	-	-	487	487
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	405	-	405
Total comprehensive income	-	-	-	-	-	-	-	892
Preferred stock transactions:
Proceeds from issuance of 17,299
shares of preferred stock	-	-	15,856	-	-	-	-	15,856
Proceeds from issuance of common stock warrants	-	-	-	-	1,418	-	-	1,418
Dividend accretion	-	-	(42)	-	-	-	42	-
Amortization of deferred
compensation on restricted stock	-	-	-	3	-	-	-	3
Compensation expense related to
stock options, net of tax	-	-	-	-	18	-	-	18
March 31, 2009	3,044,863	$30	$15,814	$(24)	$33,286	$(674)	$9,541	$57,973

December 31, 2009	3,094,481	$31	$15,432	$(14)	$34,097	$484	$9,811	$59,841
Net income	-	-	-	-	-	-	18	18
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	179	-	179
Reclassification adjustment included
in net income, net of tax						(11)		(11)
Total comprehensive income	-	-	-	-	-	-	-	186
Preferred stock transactions:
Cash dividends on Series T Preferred
at annual dividend rate of 5%	-	-	-	-	-	-	(216)	(216)
Dividend accretion	-	-	(124)	-	124	-	-	-
Proceeds from exercise of stock warrants and options	48,700	-	-	-	295	-	-	295
Amortization of deferred
compensation on restricted stock	-	-	-	4	-	-	-	4
Compensation expense related to stock options, net of tax	-	-	-	-	56	-	-	56
March 31, 2010	3,143,181	$31	$15,308	$(10)	$34,572	$652	$9,613	$60,166

                                                                                                                               See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited, dollars in thousands)

	For the three months ended March 31,
	2010	2009
Operating activities
Net income	$18	$487
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	1,400	750
Depreciation and other amortization	223	147
Accretion and amortization of securities discounts and premium, net	133	79
Gain on sale of investment securities	(16)	-
Gain on sale of investment securities	(18)	-
Compensation expense related to stock options and grants	60	21
Increase in cash surrender value of bank owned life insurance	(153)	(123)
Decrease (increase) in deferred tax asset	(76)	52
Decrease in other assets, net	437	376
Increase (decrease) in other liabilities, net	(331)	(1,422)
Net cash provided by operating activities	1,677	367
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(10,835)	(1,823)
Purchase of property and equipment	(92)	(1,208)
Purchase of investment securities:
Available for sale	(19,500)	(14,282)
Other investments	-	(680)
Payments and maturities of investment securities:
Available for sale	4,322	3,494
Held to maturity	570	1,027
Other investments	(343)	(54)
Proceeds from sale of investment securities	7,500	-
Proceeds from sale of property and equipment	18	-
Proceeds from sale of real estate acquired in settlement of loans	95	-
Net cash used for investing activities	(18,265)	(13,526)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	23,477	5,260
Decrease in note payable	-	(10,000)
Proceeds from the issuance of preferred stock	-	15,856
Proceeds from the issuance of stock warrant	-	1,418
Cash dividend on preferred stock	(216)	-
Proceeds from the exercise of stock options and warrants	295	-
Net cash provided by financing activities	23,556	12,534
Net increase (decrease) in cash and cash equivalents	6,968	(625)
Cash and cash equivalents at beginning of the period	12,082	13,160
Cash and cash equivalents at end of the period	$19,050	$12,535

Supplemental information
Cash paid for
Interest	$3,624	$4,565
Income taxes	$-	$127
Schedule of non-cash transactions
Foreclosure of real estate	$-	$1,710
Unrealized gain on securities, net of income taxes	$168	$405

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Business and Basis of Presentation

Business activity

Southern First Bancshares, Inc.  (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”).  On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.  The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public.  The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2009 (Registration Number 000-27719) as filed with the Securities and Exchange Commission.  The consolidated financial statements include the accounts of Southern First Bancshares, Inc., and its wholly owned subsidiary, Southern First Bank, N.A.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the special purpose subsidiaries, Greenville First Statutory Trust I and Trust II, have not been consolidated.

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

NOTE 2.  Note Payable

The Company had a $4.3 million term note with Silverton Bridge Bank, N.A. (“Silverton”) at March 31, 2010.  This note matures on April 30, 2014 and bears interest at the prime rate plus 0.5% with a floor rate of 4.0%.  The Company has pledged all of the stock of the Bank as collateral for this note.  As of March 31, 2010, the Company did not meet all of the debt covenant requirements of the loan agreement.  Accordingly, the Company will be required to either obtain a waiver or repay the note in its entirety.  If repayment of the note is required, the Company has available cash and the ability to repay it.

NOTE 3.  Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program (“CPP”), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant (the “CPP Warrant”) to purchase 330,554 shares of the Company’s common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Company must consult with the Office of the Comptroller of the Currency (the “OCC”) before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the “EESA”), will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.  The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 4.  Earnings Per Common Share

             The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2010 and 2009.  Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

             At March 31, 2010 and 2009, 608,754 and 518,667 options and warrants, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended March 31,
		2010	2009
Numerator:
	Net income	$18	$487
Less:	Preferred stock dividends to be paid	216	78
	Dividend accretion (1)	124	42
	Net income (loss) available to common shareholders	$(322)	$367

Denominator:
	Weighted-average common shares outstanding – basic	3,128,542	3,044,863
	Common stock equivalents	-	9,070
	Weighted-average common shares outstanding – diluted	3,128,542	3,053,933

Earnings (loss) per common share:
	Basic	$(0.10)	$0.12
	Diluted	$(0.10)	$0.12

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

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for grants: expected volatility of 26.76% for 2010 and 2009, risk-free interest rate of 3.25% for 2010 and 2.59% for 2009, expected lives of the options were 10 years, and the assumed dividend rate was zero.

NOTE 6.  Fair Value Accounting

As of June 30, 2009, the Company adopted FASB ASC 820, “Fair Value Measurement and Disclosures,” “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FASB ASC 820 is intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2010:
Securities available for sale:
Government sponsored enterprises	$-	$23,597	$-
State and political subdivisions	-	5,266	-
Mortgage-backed securities	-	48,784	6,371
Other investments	-	-	9,556
Total	$-	$77,647	$15,927

As of December 31, 2009:
Securities available for sale:
Government sponsored enterprises	$-	$11,540	$-
State and political subdivisions	-	5,309	-
Mortgage-backed securities	-	52,688	6,658
Other investments	-	-	9,213
Total	$-	$69,537	$15,871

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2010 to March 31, 2010 for all Level 3 assets that are measured at fair value on a recurring basis (dollars in thousands).

	Collateralized
	mortgage	Other
	obligations	investments
Beginning balance	$6,658	$9,213
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales and principal reductions	(287)	343
Transfers in and/or out of Level 3	-	-
Ending Balance	$6,371	$9,556

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.5% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs.  The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring (dollars in thousands).

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2010:
Impaired loans	$-	$10,954	$-
Other Real Estate Owned	-	3,609	-

As of December 31, 2009:
Impaired loans	$-	$9,823	$-
Other real estate owned	-	3,704	-

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

Bank Owned Life Insurance – The cash surrender value of bank owned life insurance policies held by the Bank approximates fair values of the policies.

Deposit Liabilities – Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value.  The fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

FHLB Advances and Other Borrowings – Fair value for FHLB advances and other borrowings are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$19,050	$19,050	$12,082	$12,082
Investment securities available for sale	84,018	84,018	76,195	76,195
Investment securities held to maturity	8,648	8,975	9,225	9,516
Other investments	9,556	9,556	9,213	9,213
Loans, net	575,945	586,276	566,510	575,396
Bank owned life insurance	14,127	14,127	13,974	13,974
Financial Liabilities:
Deposits	517,561	482,260	494,084	461,744
Federal Home Loan Bank advances and related debt	142,700	162,907	142,700	163,818
Note payable	4,250	4,583	4,250	4,603
Junior subordinated debentures	13,403	3,740	13,403	4,139

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

 DISCUSSION OF FORWARD-LOOKING STATEMENTS

             This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•         reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•         reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•         the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;

•         restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•         significant increases in competitive pressure in the banking and financial services industries;

•         changes in the interest rate environment which could reduce anticipated margins;

•         changes in political conditions or the legislative or regulatory environment;

•         general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•         changes occurring in business conditions and inflation;

•         changes in deposit flows;

•         changes in technology;

•         changes in monetary and tax policies;

•         adequacy of the level of our allowance for loan losses;

•         the rate of delinquencies and amount of loans charged-off;

•         the rate of loan growth;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  Beginning in 2008 and continuing through the first quarter of 2010, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

Economic conditions, competition, and the monetary and fiscal policies of the Federal government significantly affect most financial institutions, including the Bank. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as customer preferences, interest rate conditions and prevailing market rates on competing products in our market areas.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2009, as filed in our Annual Report on Form 10-K.

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

                Income Taxes

The financial statements have been prepared on the accrual basis.  When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.  Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The Company believes that the income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that would result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Effect of Economic Trends

The first three months of 2010 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

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

The weak economic conditions are expected to continue through the remainder of 2010. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•         In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, the Treasury Department purchased debt or equity securities from participating institutions.  TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

•         On February 27, 2009, as part of the CPP, Southern First entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which Southern First sold (i) 17,299 shares of Southern First’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 330,554 shares of Southern First’s common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Southern First must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.85 per share of the common stock.

•         EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

•         On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”).  TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Participants in DGP would pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We are participating in the TAGP and have opted out of the DGP.

•         On February 10, 2009, the Treasury Department announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•         A capital assistance program that invested in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•         A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•         A public-private investment fund program that is intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•         Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•         On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

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

•         On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•         On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

In response to the above regulatory initiatives, we entered into the CPP Purchase Agreement described above.  We have chosen to participate in the TAGP and have opted out of the DGP.  On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010.  We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly.

RESULTS OF OPERATIONS

Summary

Our net income for the three months ended March 31, 2010 was $18,000, a 96.3% decrease from $487,000 for the three months ended March 31, 2009.  The $469,000 decrease in net income resulted primarily from a $650,000 increase in the provision for loan losses and a $579,000 increase in noninterest expenses, partially offset by increases of $320,000 in net interest income, $156,000 in noninterest income and a $284,000 reduction in income tax expense.   Our efficiency ratio, excluding real estate owned activity, was 75.1% for the three months ended March 31, 2010 compared to 70.2% for the same period in 2009.  The deterioration in the efficiency ratio is due primarily to the additional FDIC insurance costs as well as administrative costs associated with our new regional headquarters in Columbia, South Carolina.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  For the three months ended March 31, 2010 and 2009, our net interest income was $4.8 million and $4.5 million, respectively.  Our average earning assets increased $21.8 million during the three months ended March 31, 2010 compared to the average for the three months ended March 31, 2009, while our interest bearing liabilities increased only $9.2 million.  The primary reason that earning assets increased by $12.6 million more than interest bearing liabilities is due to the issuance of preferred stock on February 27, 2009 under the CPP.  The increase in average earning assets is primarily related to a $13.1 million increase in our average loans, while the increase in average interest-bearing liabilities is related to an increase in our interest-bearing deposits, specifically, time deposits.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2010 and 2009.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities (dollars in thousands).  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three month periods ended March 31, 2010 and 2009, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell.  All investments owned have an original maturity of over one year.  Nonaccrual loans are included in the following tables.  Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status.  The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended March 31,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$18,239	$11	0.24%	$8,482	$5	0.24%
Investment securities, taxable	86,865	837	3.91%	89,460	1,057	4.79%
Investment securities, nontaxable (2)	5,307	81	6.16%	3,793	58	6.21%
Loans	579,569	7,959	5.57%	566,456	7,797	5.58%
Total interest-earning assets	689,980	8,888	5.22%	668,191	8,917	5.41%
Noninterest-earning assets	43,007			37,507
Total assets	$732,987			$705,698
Interest-bearing liabilities
NOW accounts	$55,696	115	0.84%	$41,975	71	0.69%
Savings & money market	93,885	251	1.08%	88,597	257	1.18%
Time deposits	320,366	2,032	2.57%	312,265	2,460	3.19%
Total interest-bearing deposits	469,947	2,398	2.07%	442,837	2,788	2.55%
Note payable and other borrowings	146,952	1,594	4.40%	164,839	1,522	3.74%
Junior subordinated debentures	13,403	84	2.54%	13,403	124	3.75%
Total interest-bearing liabilities	630,302	4,076	2.62%	621,079	4,434	2.90%
Noninterest-bearing liabilities	42,103			38,554
Shareholders’ equity	60,582			46,065
Total liabilities and shareholders’ equity	$732,987			$705,698
Net interest spread			2.60%			2.51%
Net interest income (tax equivalent) / margin		$4,812	2.83%		$4,483	2.72%
Less: tax-equivalent adjustment (2)		31			22
Net interest income		$4,781			$4,461

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets.  Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2010 was 2.83% compared to 2.72% for the three months ended March 31, 2009.  Despite lower interest income as a result of additional loans being placed on nonaccrual and an increase in our investment portfolio, which traditionally yields lower earnings, our net interest margin has increased throughout the past 18 months from 2.62% for the fourth quarter of 2008 to 2.83% for the first quarter of 2010.  During the first quarter of 2010, interest-earning assets averaged $690.0 million compared to $668.2 million in the first quarter of 2009.

Our net interest spread was 2.60% for the three months ended March 31, 2010 compared to 2.51% for the three months ended March 31, 2009.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The 9 basis point increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended March 31, 2010.  Given the 400 basis point decrease in short-term rates over the past two years, the rates on our new and maturing loans and deposits are much lower than they were in the past.  However, in response to the significant decrease in rates, we began instituting interest rate floors on our new and maturing loans and have changed our focus to increasing the amount of variable rate loans in our portfolio.  We believe that interest rates are at or near their lowest levels and that this change in focus will position us to benefit from future increases in the short-term rates.

During the past 12 months, our loan yield remained stable while the cost of our interest-bearing deposits decreased 48 basis points.  The decrease in the deposit rates relates primarily to the cost of our time deposits which have renewed at rates much lower than their original rates.  In addition, our combined investment and federal funds sold yields decreased by 105 basis points for the 2010 period compared to the same three months in 2009.

Although the cost of our variable rate junior subordinated debt declined in the first quarter of 2010 compared to the same period in 2009, the overall average rate of our borrowings increased due to the repayment or renewal of low costing borrowings which repriced at higher rates.  As of March 31, 2010, all of our FHLB advances and other borrowings were at fixed rates, while our junior subordinated debt had variable rates.

The $5.5 million increase in average noninterest-earning assets during the three months ended March 31, 2010 compared to the same period in 2009 is due primarily to the $3 million prepayment of FDIC insurance premiums and $3.9 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, South Carolina.  In addition, the $14.5 million increase in average shareholders’ equity during the 2010 period is primarily related to the $17.3 million received for the issuance of preferred stock under the Treasury’s Capital Purchase Program on February 27, 2009.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended
	March 31, 2010 vs. 2009				March 31, 2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$180	$(18)	$-	$162	$761	$(1,829)	$(144)	$(1,212)
Investment securities	(13)	(195)	2	(206)	(8)	(149)	1	(156)
Federal funds sold	6	-	-	6	(15)	(78)	14	(79)
Total interest income	173	(213)	2	(38)	738	(2,056)	(129)	(1,447)
Interest expense
Deposits	184	(538)	(36)	(390)	372	(1,544)	(137)	(1,309)
Note payable and other	(165)	266	(29)	72	100	(186)	(10)	(96)
Junior subordinated debt	-	(40)	-	(40)	-	(109)	-	(109)
Total interest expense	19	(312)	(65)	(358)	472	(1,839)	(147)	(1,514)
Net interest income	$154	$99	$67	$320	$266	$(217)	$18	$67

Net interest income, the largest component of our income, was $4.8 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively.  The $320,000 increase in the 2010 period related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities.  Average interest-earning assets were $21.8 million higher during the three months ended March 31, 2010 compared to the same period in 2009.  During the same period, average interest-bearing liabilities increased $9.2 million.  The higher average balances resulted in $154,000 of additional net interest income for the three months ended March 31, 2010, while lower rates on the average balances increased net interest income by $99,000.

Interest income for the three months ended March 31, 2010 was $8.9 million, consisting of $8.0 million on loans, $887,000 on investments, and $11,000 on federal funds sold.  Interest income for the three months ended March 31, 2009 was $8.9 million, consisting of $7.8 million on loans, $1.1 million on investments, and $5,000 on federal funds sold.  Interest on loans for the three months ended March 31, 2010 and 2009 represented 89.9% and 87.7%, respectively, of total interest income, while income from investments and federal funds sold represented only 10.1% and 12.3%, respectively, of total interest income.  The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 84.0% and 84.8% of average interest-earning assets for the three months ended March 31, 2010 and 2009, respectively.  Included in interest income on loans for the three months ended March 31, 2010 and 2009 was $116,000 and $168,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended March 31, 2010 was $4.1 million, consisting of $2.4 million related to deposits and $1.7 million related to other borrowings.  Interest expense for the three months ended March 31, 2009 was $4.4 million, consisting of $2.8 million related to deposits and $1.6 million related to other borrowings.  Interest expense on deposits for the three months ended March 31, 2010 and 2009 represented 58.8% and 62.9%, respectively, of total interest expense, while interest expense on other borrowings represented 41.2% and 37.1%, respectively, of total interest expense for the same three month periods.  During the three months ended March 31, 2010, average interest-bearing deposits increased by $27.1 million over the same period in 2009, while our average notes payable and other borrowings decreased $17.9 million during the three months ended March 31, 2010 over the same period in 2009.  The note payable and other borrowings provide us with the opportunity to obtain long-term funding with various maturities similar to the maturities on our loans and investments.

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

For the three months ended March 31, 2010 and 2009, we incurred a noncash expense related to the provision for loan losses of $1.4 million and $750,000, respectively, bringing the allowance for loan losses to $7.9 million and $7.4 million, respectively.  The allowance represented 1.36% of gross loans at March 31, 2010 and 1.31% of gross loans at March 31, 2009.  During the three months ended March 31, 2010 and 2009, respectively, we charged-off $1.2 million and $327,000 of loans.  For the same three months in 2010 and 2009 we recorded virtually no recoveries on loans previously charged-off.  The $1.2 million and $326,000 net charge-offs during the first quarters of 2010 and 2009, respectively, represented an annualized rate of 0.86% and 0.23% of the average outstanding loan portfolio for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and 2009, the allowance for loan losses represented less than one time the amount of non-performing loans.  A significant portion, or 75.6%, of nonperforming loans at March 31, 2010 is secured by real estate.  Our nonperforming loans have been written down to approximately 72% of their original nonperforming balance.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  As a result of this level of coverage on non-performing loans, we believe the provision of $1.4 million for the three months ended March 31, 2010 to be adequate.

Noninterest Income

             The following table sets forth information related to our noninterest income (dollars in thousands).

	Three months ended
	March 31,
	2010	2009

Loan fee income	$120	$38
Service fees on deposit accounts	146	175
Income from bank owned life insurance	153	123
Gain on sale of investment securities	16	-
Gain on sale of property and equipment	18	-
Real estate owned activity	15	(7)
Other income	102	85
Total noninterest income	$570	$414

Noninterest income for the three month period ended March 31, 2010 was $570,000, an increase of 37.7% over noninterest income of $414,000 for the same period of 2009.  The $156,000 increase in 2010 was primarily related to increases of $82,000 in loan fee income, $30,000 in income from bank owned life insurance, $34,000 in gain on sales of securities and property and equipment, $22,000 in real estate owned activity, and $17,000 in other income, partially offset by a $29,000 decrease in service fees on deposit accounts.

Loan fee income was $120,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party.  The increase for the three months ended March 31, 2010 compared to the same period in 2009 related primarily to an $82,000 increase in mortgage origination fees, as well as a $6,000 increase in late fees, partially offset by a $6,000 decrease in fees related to lines and letters of credit.  Mortgage origination fees were $85,000 for the three months ended March 31, 2010 compared to $3,000 for the same period in 2009.  Income related to fees received from the issuance of lines and letters of credit was $5,000 and $11,000 for the first quarters of 2010 and 2009, respectively, while late charge fees were $30,000 and $24,000 for the three month periods ended March 31, 2010 and 2009, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds (“NSF”) transactions.   Deposit fees were $146,000 and $175,000 for the three months ended March 31, 2010 and 2009, respectively.  The $29,000 decrease is primarily related to a $41,000 decrease in NSF fee income, partially offset by an $11,000 increase in deposit related fees such as service charges.  Service charge fees were $68,000 and $57,000 for the three months ended March 31, 2010 and 2009, respectively, while other fees such as overdraft and returned item fees were $16,000 and $15,000 for the same periods in 2010 and 2009, respectively.  NSF fee income was $62,000 and $103,000 for the first quarters of 2010 and 2009, respectively, representing 42.5% of total service fees on deposits in the 2010 period compared to 58.9% of total service fees on deposits in the 2009 period.

Income derived from life insurance was $153,000 and $123,000 for the three months ended March 31, 2010 and 2009, respectively.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans.  For the three months ended March 31, 2010, our income received on the properties exceeded expenses related to owning the real estate by $15,000.  Rental income was $36,000 for the first quarter of 2010 and expenses such as maintenance, legal and property taxes were $21,000.  For the first quarter of 2009, rental income was $25,000 and expenses related to owning the real estate were $32,000 for a net loss of $7,000.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers.  Other income was $102,000 and $85,000 for the three months ended March 31, 2010 and 2009, respectively.  The $17,000 increase relates primarily to a $13,000 increase in debit card transaction fees.  Debit card transaction fees were $72,000 and $59,000 for the three months ended March 31, 2010 and 2009, respectively, and represented 70.6% and 69.4% of total other income for the first quarters of 2010 and 2009, respectively.  The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs.  The debit card transaction costs were $27,000 and $23,000 for the three months ended March 31, 2010 and 2009, respectively.  The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended March 31, 2010 and 2009 was $45,000 and $36,000, respectively.  Wire transfer and other deposit related fees were $30,000 and $26,000 for the first quarters ended March 31, 2010 and 2009, respectively.

Noninterest expenses

                The following table sets forth information related to our noninterest expenses (dollars in thousands).

	Three months ended
	March 31,
	2010	2009
Compensation and benefits	$2,132	1,925
Professional fees	165	136
Marketing	211	145
Insurance	275	153
Occupancy	556	416
Data processing and related costs	385	374
Telephone	76	51
Other	208	229
Total noninterest expenses	$4,008	3,429

We incurred noninterest expenses of $4.0 million for the three months ended March 31, 2010 compared to $3.4 million for the three months ended March 31, 2009, an increase of $579,000, or 16.9%.

Our efficiency ratio was 75.1% for the three months ended March 31, 2010 compared to 70.2% for the three months ended March 31, 2009.  The efficiency ratio is computed as noninterest expense as a percentage of noninterest income and net interest income, excluding real estate owned activity.  The primary reason for the elevated efficiency ratio in the 2010 period is due to the increased FDIC insurance premiums and expenses related to our new regional headquarters building opened in August 2009.  The significant increase in insurance expense is primarily related to a general increase in the assessment rate used to calculate FDIC insurance premiums.

For the three months ended March 31, 2010, compensation and benefits, occupancy, and data processing and related costs represented 76.7% of the total noninterest expense compared to 79.2% for the same period in 2009.

The following table sets forth information related to our compensation and benefits (dollars in thousands).

	Three months ended
	March 31,
	2010	2009
Base compensation	$1,572	$1,336
Incentive compensation	127	209
Total compensation	1,699	1,545
Benefits	466	415
Capitalized loan origination costs	(33)	(35)
Total compensation and benefits	$2,132	$1,925

Total compensation and benefits expense was $2.1 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.   Compensation and benefits represented 53.2% and 56.1% of our total noninterest expense for the three months ended March 31, 2010 and 2009, respectively.  The $207,000 increase in compensation and benefits in the first quarter of 2010 compared to the same period in 2009 resulted from increases of $236,000 in base compensation and $51,000 in benefits expense, partially offset by a decrease of $82,000 in incentive compensation.  In addition, loan origination compensation costs, which are required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $2,000.

The $236,000 increase in base compensation expense is related to the cost of 10 additional employees during the past 12 months.  We hired 6 additional employees during the third quarter of 2009 related to the opening of our new regional headquarters in Columbia, South Carolina.  In addition, we have added positions in loan and deposit operations and information technology.  Incentive compensation represented 6.0% and 10.9% of total compensation and benefits for the three months ended March 31, 2010 and 2009, respectively.  The incentive compensation expense recorded for the first quarters of 2010 and 2009 represented an accrual of the estimated incentive compensation earned during the first quarter of the respective year.  Benefits expense increased $51,000, or 12.3%, in the first quarter of 2010 compared to the same period in 2009.  Benefits expense represented 27.4% and 26.9% of the total compensation for the three months ended March 31, 2010 and 2009, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Three months ended
	March 31,
	2010	2009

Data processing costs	$290	$294
Debit card transaction expense	27	23
Courier expense	26	27
Other expenses	42	30
Total data processing and related costs	$385	$374

Total data processing and related costs were $385,000 and $374,000, an increase of $11,000, or 2.9%, for the three months ended March 31, 2010 and 2009, respectively.

We have contracted with an outside computer service company to provide our core data processing services.  Data processing costs decreased $4,000, or 1.4%, from $294,000 to $290,000 for the three months ended March 31, 2010 compared to the same period in 2009.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions; however, we recently renegotiated our contract with our third party processor which resulted in the small decrease in our data processing costs.

We receive income from debit card transactions performed by our clients.  Since we outsource this service, we are charged related transaction expenses from our merchant service provider.  Debit card transaction expense was $27,000 and $23,000 for the three months ended March 31, 2010 and 2009, respectively.

Occupancy expense represented 13.9% and 12.1% of total noninterest expense for the three months ended March 31, 2010 and 2009, respectively.  Occupancy expense increased by $140,000 for the three months ended March 31, 2010 from $416,000 for the first quarter of 2009 to $556,000 for the first quarter of 2010.  The increase is primarily due to the costs associated with our new regional headquarters building in Columbia, South Carolina such as depreciation and maintenance.  The new regional headquarters office opened in August 2009.

The remaining $221,000 increase in noninterest expense for the three month period ended March 31, 2010 compared to the same period in 2009 resulted primarily from increases of $122,000 in insurance expense, $29,000 in professional fees, $66,000 in marketing expenses, and $25,000 in telephone expense, partially offset by a $21,000 decrease in other noninterest expenses.  The significant increase in insurance expense for the three month period is related to a general increase in the assessment rate used to calculate FDIC insurance premiums.  The increase in professional fees relates primarily to increased legal and accounting fees, while the increases in marketing and telephone expenses are due to increased community support and additional marketing efforts and basic communication costs.  In addition, the $21,000 decrease in other expense is primarily due to reduced collection expenses in the first quarter of 2010 compared to the prior year.

We incurred an income tax benefit of $75,000 for the three months ended March 31, 2010 compared to a tax expense of $209,000 during the same period in 2009.   The lower net income before taxes during the first quarter of 2010 increased the impact that our tax-exempt income had in lowering our effective tax rate from the same period in the prior year.

Balance Sheet Review

General

At March 31, 2010, we had total assets of $742.8 million, consisting principally of $575.9 million in net loans, $102.2 million in investments, $13.4 million in federal funds sold, $14.1 million in bank owned life insurance, and $16.3 million in property and equipment.  Our liabilities at March 31, 2010 totaled $682.6 million, which consisted principally of $517.6 million in deposits, $147.0 million in notes payable and other borrowings, and $13.4 million in junior subordinated debentures.  At March 31, 2010, our shareholders’ equity was $60.2 million.

At December 31, 2009, we had total assets of $719.3 million, consisting principally of $566.5 million in net loans, $94.6 million in investments, $6.5 million in federal funds sold, $14.0 million in bank owned life insurance, and $16.4 million in property and equipment.  Our liabilities at December 31, 2009 totaled $659.5 million, consisting principally of $494.1 million in deposits, $147.0 million in notes payable and other borrowings, and $13.4 million of junior subordinated debentures.  At December 31, 2009, our shareholders’ equity was $59.8 million.

Federal Funds Sold

At March 31, 2010, our federal funds sold were $13.4 million, or 1.8% of total assets.  At December 31, 2009, our $6.5 million in short-term investments in federal funds sold on an overnight basis comprised 0.9% of total assets.

Investments

At March 31, 2010, the $102.2 million in our investment securities portfolio represented approximately 13.8% of our total assets.  We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $93.0 million and an amortized cost of $91.7 million for an unrealized gain of $1.3 million.

The amortized costs and the fair value of our investments at March 31, 2010 and December 31, 2009 are shown in the following table (dollars in thousands).

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for Sale
Government sponsored enterprises	$23,632	$23,597	$11,615	$11,540
State and political subdivisions	5,264	5,266	5,267	5,309
Mortgage-backed securities	54,133	55,155	58,580	59,346
Total	$83,029	$84,018	$75,462	$76,195
Held to Maturity
Mortgage-backed securities	$8,648	$8,975	$9,225	$9,516

Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2010 are shown in the following table (dollars in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  We had no securities with maturities less than one year at March 31, 2010.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government sponsored enterprises	$14,992	1.46%	$8,605	3.02%	$-	-	$23,597	2.03%
State and political subdivisions	-	-	2,977	3.79%	2,289	3.86%	5,266	3.82%
Mortgage-backed securities	221	4.77%	2,727	2.95%	52,207	4.51%	55,155	4.43%
Total	$15,213	1.51%	$14,309	3.17%	$54,496	4.49%	$84,018	3.71%
Held to Maturity
Mortgage-backed securities	$138	3.94%	$1,717	4.36%	$6,793	4.59%	$8,648	4.54%

At March 31, 2010, the Company had 10 individual investments that were in an unrealized loss position.  The unrealized losses on investments in government sponsored enterprises, state and political subdivisions, and mortgage-backed securities were attributable to market turmoil and liquidity.  The Company believes, based on industry analyst reports and credit ratings that the deterioration in the value of these investments is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company has the ability and intent to hold these securities until such time as the value recovers or the security matures.  In addition, the Company held one collateralized mortgage obligation (“CMO”) that was in an unrealized loss position at March 31, 2010.  The Company has the ability and intent to hold all securities within the portfolio until they mature or until the value recovers; therefore, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Our private label CMOs, which are non-agency securities, were priced based on an internally developed cash flow model due to market illiquidity.  We noted that this market has had little, if any, new issuance since the credit crisis began.  The company determined that most sales are forced and do not reflect the true economic value of these securities.  The two major components in the bank’s internal model are the prepayment speeds of the securities and the dollar amount of loan defaults compared to the excess collateral amounts in each pool.  The prepayment speeds utilized in the model are based on the prior prepayment rates for the specific securities and the anticipated future prepayment speeds for like securities.  The default rates are based on both the historical loss rates for each security and an analysis of the current loan delinquency amounts in each portfolio.  Anticipated loss amounts are determined based on the various levels of delinquency, with higher percentages being assigned to loans over 90 days or loans in foreclosure.  The anticipated loss amounts are then compared to the dollar amount of the excess collateral included in each pool.  Based on the bank’s calculations and assumptions, management currently anticipates receiving all of the outstanding principal and the related interest for each security.  The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

Other investments at March 31, 2010, consisted of Federal Home Loan Bank stock with a cost of $7.1 million, Federal Reserve Bank stock with a cost of $1.5 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.  At March 31, 2010, our investments included securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with carrying values of $21.7 million, $45.3 million, and $4.6 million, respectively.

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

Other investments at December 31, 2009 consisted of Federal Home Loan Bank stock with a cost of $7.1 million, Federal Reserve Bank stock with a cost of $1.5 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.

Loans

                Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  For the three months ended March 31, 2010 and 2009, average loans were $579.6 million and $566.5 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2010 were $583.9 million.  Average loans for the year ended December 31, 2009 were $568.6 million.  Before the allowance for loan losses, total loans outstanding at December 31, 2009 were $574.3 million.

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

The following table summarizes the composition of our loan portfolio at March 31, 2010 and December 31, 2009 (dollars in thousands).

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial:
Owner occupied	$130,343	22.4%	$132,569	23.1%
Non-owner occupied	170,580	29.2%	160,460	27.9%
Construction	22,954	3.9%	22,741	4.0%
Total commercial real estate	323,877	55.5%	315,770	55.0%
Consumer:
Residential	55,672	9.5%	55,377	9.6%
Home equity	76,858	13.2%	74,348	13.0%
Construction	7,467	1.3%	7,940	1.4%
Total consumer real estate	139,997	24.0%	137,665	24.0%
Total real estate	463,874	79.5%	453,435	79.0%
Commercial business	110,528	18.9%	110,539	19.3%
Consumer-other	10,161	1.7%	11,021	1.9%
Deferred origination fees, net	(681)	(0.1)%	(725)	(0.2)%
Total gross loans, net of deferred fees	583,882	100.0%	574,270	100.0%
Less—allowance for loan losses	(7,937)		(7,760)
Total loans, net	$575,945		$566,510

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2010 (dollars in thousands).

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate – mortgage	$92,367	$251,176	$89,910	$433,453
Real estate – construction	11,417	18,292	712	30,421
Total real estate	103,784	269,468	90,622	463,874
Commercial business	62,928	44,020	3,580	110,528
Consumer-other	5,970	3,712	479	10,161
Deferred origination fees, net	(186)	(378)	(117)	(681)
Total gross loans, net of deferred fees	$172,496	$316,822	$94,564	$583,882
Loans maturing after one year with:
Fixed interest rates				$203,101
Floating interest rates				$208,285

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009 (dollars in thousands).

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate- mortgage	$79,399	$258,009	$85,346	$422,754
Real estate- construction	14,405	13,071	3,205	30,681
Total real estate	93,804	271,080	88,551	453,435
Commercial	61,282	47,322	1,935	110,539
Consumer- other	6,984	3,496	541	11,021
Deferred origination fees, net	(198)	(407)	(120)	(725)
Total gross loan, net of deferred fees	$161,872	$321,491	$90,907	$574,270
Loans maturing after one year with :
Fixed interest rates				$208,302
Floating interest rates				$204,096

Provision and Allowance for Loan Losses

                We have established an allowance for loan losses through a provision for loan losses charges as an expense to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, either in whole or in part, is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

                Management regularly evaluates the allowance for loan losses and periodically reviews the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Periodically, we adjust the amount of the allowance based on changing circumstances.

                We maintain an unallocated component of the allowance in order to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  Uncertainties and subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity or problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons are factors considered in determining the unallocated portion.

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

A significant portion of the loans in our loan portfolio have been originated in the past five years.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  The benefit of having time for loans to “season,” is that it allows a company to evaluate how loans perform during different economic cycles.  We believe that the recent prolonged recession has allowed us to evaluate the performance of our loan portfolio during “stressful” times.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

                We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to assess the grading of each loan.

                The allowance for loan losses was $7.9 million and $7.4 million at March 31, 2010 and 2009, respectively, or 1.36% and 1.31% of outstanding loans, respectively.  At December 31, 2009, our allowance for loan losses was $7.8 million, or 1.35% of outstanding loans, and we had net charged-off loans of $3.6 million for the year ended December 31, 2009.  During the three months ended March 31, 2010 and 2009 we had net charge-offs of $1.2 million and $326,000, respectively.  The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers’ ability to repay loans, and a decrease in values in the real estate market, which affects the value of collateral securing certain loans with the Bank.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	March 31,
	2010	2009

Balance, beginning of period	$7,760	$7,005
Loans charged-off	(1,223)	(327)
Recoveries of loans previously charged-off	-	1
Net loans (charged-off) recovery	$(1,223)	$(326)
Provision for loan losses	1,400	750
Balance, end of period	$7,937	$7,429
Allowance for loan losses to gross loans	1.36%	1.31%
Net charge-offs to average loans	0.86%	0.23%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We have retained independent consultants to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

                The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans as of March 31, 2010 and December 31, 2009 (dollars in thousands).  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	March 31,	December 31,
	2010	2009
Loans on nonaccrual:
Mortgage	$9,707	$7,964
Commercial	3,131	3,702
Consumer	5	75
Total nonaccrual loans	12,843	11,741
Total of nonperforming loans	12,843	11,741
Other nonperforming assets	3,609	3,704
Total nonperforming assets	$16,452	$15,445
Loans over 90 days past due (1)	$6,257	$4,686
Nonperforming assets as a percentage of:
Total assets	2.21%	2.15%
Gross loans	2.82%	2.69%

(1) Loans over 90 days are included in nonaccrual loans

At March 31, 2010 nonperforming assets were $16.5 million, or 2.21% of total assets and 2.82% of gross loans.  Comparatively, nonperforming assets were $15.5 million, or 2.15% of total assets and 2.69% of gross loans at December 31, 2009.  Nonaccrual loans increased $1.1 million to $12.8 million at March 31, 2010 from $11.7 million at December 31, 2009.  This increase is primarily related to 6 commercial and residential real estate properties.  The amount of foregone interest income on the nonaccrual loans in the first three months of 2010 was approximately $192,000.   The amount of interest income recorded in the first three months of 2010 for loans that were on nonaccrual at March 31, 2010 was approximately $16,000.

Other nonperforming assets include real estate acquired in settlement of loans.  These assets decreased $95,000 from December 31, 2009 due to the sale of several residential lots.  The balance at March 31, 2010 includes seven commercial properties totaling $3.6 million and one piece of residential real estate for $11,000.  We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2010.

At March 31, 2010 and 2009, impaired loans amounted to approximately $12.4 million and $9.8 million, respectively.  Specific reserves allocated to these impaired loans totaled $1.4 million and $1.1 million at March 31, 2010 and 2009, respectively.  At March 31, 2010, there were approximately $4.4 million of impaired loans with specific reserves and approximately $8.0 million in impaired loans for which no specific reserve had been recognized.  The average recorded investment in impaired loans for the quarters ended March 31, 2010 and 2009 was $11.6 million and $8.7 million, respectively.

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

The amount of out-of-market deposits was $117.9 million at March 31, 2010 and $147.9 million at December 31, 2009.  As our wholesale deposits have matured during the past 9 months, we have successfully replaced them with local deposits.  While wholesale deposits decreased $29.9 million during the first quarter of 2010, our retail deposits have increased $53.4 million.  We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 113% and 116% at March 31, 2010 and December 31, 2009, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2010 and 2009 (dollars in thousands).

	2010		2009
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$37,739	- %	$33,403	- %
Interest bearing demand deposits	55,696	0.84%	41,975	0.69%
Money market accounts	91,451	1.11%	86,606	1.20%
Savings accounts	2,434	0.13%	1,991	0.18%
Time deposits less than $100,000	79,299	2.34%	45,396	3.33%
Time deposits greater than $100,000	241,067	2.65%	266,869	3.00%
Total deposits	$507,686	1.92%	$476,240	2.28%

The $33.9 million increase in time deposits less than $100,000 for the three months ended March 31, 2010 compared to the 2009 period and the $25.8 million decrease in time deposits of $100,000 or more is a result of our intense focus to replace our out-of-market deposits with local deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $287.2 million and $246.8 million at March 31, 2010 and December 31, 2009, respectively.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2010 was as follows (dollars in thousands):

Three months or less	$34,040
Over three through six months	46,512
Over six through twelve months	63,256
Over twelve months	86,300
Total	$230,108

Capital Resources

                Total shareholders’ equity at March 31, 2010 was $60.2 million.  At December 31, 2009, total shareholders’ equity was $59.8 million.

On February 27, 2009, as part of the CPP, the Company entered into the CPP Purchase Agreement with the Treasury, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) annualized for the three months ended March 31, 2010 and the year ended December 31, 2009.  Since our inception, we have not paid cash dividends.

	March 31, 2010	December 31, 2009
Return on average assets	0.01%	0.20%
Return on average equity	0.12%	2.51%
Return on average common equity	(2.88%)	0.64%
Equity to assets ratio	8.10%	8.32%
Common equity to assets ratio	6.04%	6.17%

Our return on average assets was 0.01% for the three months ended March 31, 2010 compared to 0.20% for the year ended December 31, 2009.  In addition, our return on average equity decreased to 0.12% from 2.51% for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  Our equity to assets ratio at March 31, 2010 was 8.10% compared to 8.32% at December 31, 2009.  In addition, our return on average common equity was (2.88%) and our common equity to total assets ratio was 6.04% for the three months ended March 31, 2010.

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

Based on discussions with the OCC following its most recent safety and soundness examination of the bank during June 2009, the Bank presently expects to receive a written agreement from the OCC some time in 2010 which could require the bank to take certain actions to address concerns raised in the examination, including maintaining capital ratios in excess of the minimum thresholds required for a bank to be well-capitalized. If we were to receive a written agreement and if we were to fail to comply with the requirements in such written agreement, we could be subject to further regulatory action.

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

The following table sets forth the Company’s and the Bank’s various capital ratios at March 31, 2010 and at December 31, 2009.  For all periods, the Bank was considered “well capitalized” and the Company met or exceeded its applicable regulatory capital requirements.

	March 31, 2010		December 31, 2009
	Holding		Holding
	Company	Bank	Company	Bank

Total risk-based capital	13.1%	12.7%	13.3%	12.8%
Tier 1 risk-based capital	11.9%	11.4%	12.0%	11.6%
Leverage capital	9.9%	9.6%	10.0%	9.6%

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

Off-Balance Sheet Risk

                   Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2010, unfunded commitments to extend credit were $91.1 million, of which $11.2 million was at fixed rates and $79.9 million was at variable rates.  At December 31, 2009, unfunded commitments to extend credit were $90.5 million, of which approximately $10.6 million was at fixed rates and $79.9 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2010 there was a $5.0 million commitment under letters of credit.  At December 31, 2009 there was a $5.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure in order to control the mix and maturities of our assets and liabilities utilizing a process we call asset/liability management.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly.  The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

Our interest rate risk exposure is managed by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

The following table sets forth information regarding our rate sensitivity as of March 31, 2010 for each of the time intervals indicated (dollars in thousands).

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	Years	years	Total
Interest-earning assets:
Federal funds sold	$13,426	$-	$-	$-	$13,426
Investment securities	3,917	10,293	49,422	29,034	92,666
Loans	310,518	35,803	176,145	49,107	571,573
Total earning assets	$327,861	$46,096	$225,567	$78,141	$677,665
Interest-bearing liabilities:
Money market and NOW	$164,811	$-	$-	$-	$164,811
Regular savings	2,501	-	-	-	2,501
Time deposits	48,891	169,830	94,617	-	313,338
Note payable and other borrowings	99,350	5,600	27,000	15,000	146,950
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$328,956	$175,430	$121,617	$15,000	$641,003
Period gap	$(1,095)	$(129,334)	$103,950	$63,141
Cumulative gap	(1,095)	(130,429)	(26,479)	36,662
Ratio of cumulative gap to total earning assets	(0.2)%	(19.2%)	(3.9%)	5.4%

The following table sets forth information regarding our rate sensitivity, as of December 31, 2009 at each of the time intervals (dollars in thousands).

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

As measured over the one-year time intervals, we were liability sensitive at both December 31, 2009 and March 31, 2010.  Our variable rate loans and a majority of our deposits reprice over a 12-month period.  Approximately 51% of our loans were variable rate loans at March 31, 2010 and December 31, 2009, respectively.  The ratio of cumulative gap to total earning assets after 12 months is (19.2%) because $130.4 million more liabilities will reprice in a 12 month period than assets.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At March 31, 2010, 78.7% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year.   Of the $329.0 million of interest-bearing liabilities set to reprice within three months, 50.9% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant.  However, certificates of deposit that are currently maturing or renewing are repricing at lower rates.  We expect to benefit as these deposits reprice, even if market rates increase slightly.  At March 31, 2010, we had $130.4 million more liabilities than assets that reprice within the next twelve months.  Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of March 31, 2010.  We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly.  In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates.  This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At March 31, 2010 and December 31, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $19.1 million and $12.1 million, or 2.6% and 1.7% of total assets, respectively.  Our investment securities at March 31, 2010 and December 31, 2009 amounted to $102.2 million and $94.6 million, or 13.8% and 13.2% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, a substantial portion of these securities are pledged against outstanding debt.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.5 million for which there were no borrowings against the lines at March 31, 2010.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at March 31, 2010 was $5.4 million, based on the bank’s $7.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have a lease on our main office building with a remaining term of eight years.  The lease provides for annual lease rate escalations based on cost of living adjustments.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

                The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

    In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

    Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.            (Removed and Reserved).

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: April 30, 2010	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: April 30, 2010	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                       Description

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.