Form 10-Q
period 2010-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2010-08-16
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,143,181 shares of common stock, $.01 par value per share, were issued and outstanding as of August 9, 2010.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,101	$5,620
Federal funds sold	22,567	6,462
Total cash and cash equivalents	27,668	12,082
Investment securities:
Investment securities available for sale	85,201	76,195
Investment securities held to maturity (fair value $125 and $9,516)	120	9,225
Other investments, at cost	9,203	9,213
Total investment securities	94,524	94,633
Loans	580,707	574,270
Less allowance for loan losses	(8,352)	(7,760)
Loans, net	572,355	566,510
Bank owned life insurance	14,274	13,974
Property and equipment, net	16,139	16,410
Deferred income taxes	3,592	3,486
Other assets	12,839	12,202
Total assets	$741,391	$719,297
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$536,331	$494,084
Federal Home Loan Bank advances and related debt	122,700	142,700
Note payable	4,000	4,250
Junior subordinated debentures	13,403	13,403
Other liabilities	5,038	5,019
Total liabilities	681,472	659,456
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	15,192	15,432
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,143,181 and 3,094,481 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31	31
Nonvested restricted stock	(7)	(14)
Additional paid-in capital	34,744	34,097
Accumulated other comprehensive income	468	484
Retained earnings	9,491	9,811
Total shareholders' equity	59,919	59,841
Total liabilities and shareholders' equity	$741,391	$719,297

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest income	(Unaudited)
Loans	$8,077	$7,911	$16,037	$15,709
Investment securities	854	1,167	1,741	2,260
Federal funds sold	11	3	21	8
Total interest income	8,942	9,081	17,799	17,977
Interest expense
Deposits	2,487	2,446	4,885	5,235
Borrowings	1,558	1,716	3,236	3,362
Total interest expense	4,045	4,162	8,121	8,597
Net interest income	4,897	4,919	9,678	9,380
Provision for loan losses	2,300	975	3,700	1,725
Net interest income after provision for loan losses	2,597	3,944	5,978	7,655
Noninterest income
Loan fee income	106	121	226	159
Service fees on deposit accounts	142	177	288	352
Income from bank owned life insurance	147	123	299	246
Gain on sale of investment securities	1,088	-	1,104	-
Gain on sale of property and equipment	-	-	18	-
Real estate owned activity	(19)	3	(3)	(4)
Other income	121	95	223	180
Total noninterest income	1,585	519	2,155	933
Noninterest expenses
Compensation and benefits	2,142	1,963	4,274	3,888
Professional fees	165	155	330	291
Marketing	185	174	396	318
Insurance	405	639	680	792
Occupancy	555	440	1,111	857
Data processing and related costs	402	345	787	719
Telephone	77	59	153	110
Other	180	189	388	418
Total noninterest expenses	4,111	3,964	8,119	7,393
Income before income tax expense (benefit)	71	499	14	1,195
Income tax expense (benefit)	(23)	144	(99)	352
Net income	$94	$355	$113	$843
Preferred stock dividend	216	216	433	294
Dividend accretion	116	127	240	170
Net income (loss) available to common shareholders	$(238)	$12	$(560)	$379
Earnings (loss) per common share
Basic	$(0.08)	$0.00	$(0.18)	$0.12
Diluted	$(0.08)	$0.00	$(0.18)	$0.12
Weighted average common shares outstanding
Basic	3,143,181	3,044,863	3,135,862	3,044,863
Diluted	3,143,181	3,045,741	3,135,862	3,049,837

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)
(dollars in thousands, except share data)

	Common stock		Preferred	Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained	Total share- holders'
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786
Net income	-	-	-	-	-	-	843	843
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	1,539	-	1,539
Total comprehensive income	-	-	-	-	-	-	-	2,382
Preferred stock transactions:
Proceeds from issuance of 17,299 shares of preferred stock	-	-	15,856	-	-	-	-	15,856
Proceeds from issuance of common stock warrants	-	-	-	-	1,418	-	-	1,418
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(187)	(187)
Dividend accretion	-	-	(170)	-	170	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	7	-	-	-	7
Compensation expense related to stock options	-	-	-	-	52	-	-	52
June 30, 2009	3,044,863	$30	$15,686	$(20)	$33,490	$460	$9,668	$59,314
December 31, 2009	3,094,481	$31	$15,432	$(14)	$34,097	$484	$9,811	$59,841
Net income	-	-	-	-	-	-	113	113
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	713	-	713
Reclassification adjustment included in net income, net of tax						(729)		(729)
Total comprehensive income	-	-	-	-	-	-	-	97
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(433)	(433)
Dividend accretion	-	-	(240)	-	240	-	-	-
Proceeds from exercise of stock warrants and options	48,700	-	-	-	295	-	-	295
Amortization of deferred compensation on restricted stock	-	-	-	7	-	-	-	7
Compensation expense related to stock options	-	-	-	-	112	-	-	112
June 30, 2010	3,143,181	$31	$15,192	$(7)	$34,744	$468	$9,491	$59,919

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the six months ended June 30,
	2010	2009
	(Unaudited)
Operating activities
Net income	$113	$843
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Provision for loan losses	3,700	1,725
Depreciation and other amortization	442	293
Accretion and amortization of securities discounts and premium, net	337	205
Gain on sale of investment securities	(1,104)	-
Gain on sale of property and equipment	(18)	-
Loss (gain) on sale of real estate	-	(6)
Write-down of real estate owned	10	10
Compensation expense related to stock options and grants	119	59
Increase in cash surrender value of bank owned life insurance	(300)	(246)
Decrease (increase) in deferred tax asset	(99)	(349)
Decrease in other assets, net	1,117	162
Increase in other liabilities, net	19	134
Net cash provided by operating activities	4,336	2,830
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(11,492)	(6,547)
Purchase of property and equipment	(158)	(3,083)
Purchase of investment securities:
Available for sale	(77,694)	(24,649)
Other investments	-	(894)
Payments and maturity of investment securities:
Available for sale	10,746	8,282
Held to maturity	1,081	2,045
Other investments	11	210
Proceeds from sale of investment securities	66,709	-
Proceeds from sale of property and equipment	18	-
Proceeds from sale of real estate acquired in settlement of loans	170	387
Net cash used for investing activities	(10,609)	(24,249)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	42,247	26,610
Increase in short-term repurchase agreements	-	13,821
Decrease in note payable	(250)	(10,000)
Decrease in Federal Home Loan Bank advances and related debt	(20,000)	-
Proceeds from the issuance of preferred stock	-	15,856
Proceeds from the issuance of stock warrant	-	1,418
Cash dividend on preferred stock	(433)	(187)
Proceeds from the exercise of stock options and warrants	295	-
Net cash provided by financing activities	21,859	47,518
Net increase in cash and cash equivalents	15,586	26,099
Cash and cash equivalents at beginning of the period	12,082	13,160
Cash and cash equivalents at end of the period	$27,668	$39,259

	For the six months ended June 30,
	2010	2009
	(Unaudited)
Supplemental information
Cash paid for
Interest	$7,412	$8,618
Income taxes	$-	$545
Schedule of non-cash transactions
Foreclosure of real estate	$1,947	$2,740
Unrealized gain on securities, net of income taxes	$713	$1,539

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009 (Registration Number 000-27719) as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

Recent Regulatory Developments

On June 8, 2010, the Bank entered into a formal agreement (the "Formal Agreement") with its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Formal Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more discussion of the Formal Agreement.

NOTE 2. Note Payable

The Company had a $4.0 million term note with Silverton Bridge Bank, N.A. ("Silverton") at June 30, 2010. This note matures on April 30, 2014 and bears interest at the prime rate plus 0.5% with a floor rate of 4.0%. The Company has pledged all of the stock of the Bank as collateral for this note. As of June 30, 2010, the Company did not meet all of the debt covenant requirements of the loan agreement. On August 10, 2010, the Company repaid the note payable.

NOTE 3. Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program ("CPP"), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 330,554 shares of the Company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 4. Earnings per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2010 and 2009. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At June 30, 2010 and 2009, 87,600 and 518,667 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended June 30,
		2010	2009
	Numerator:
	Net income	$94	$355
Less:	Preferred stock dividend	216	216
	Dividend accretion (1)	116	127
	Net income (loss) available to common shareholders	$(238)	$12
	Denominator:
	Weighted-average common shares outstanding - basic	3,143,181	3,044,863
	Common stock equivalents	-	878
	Weighted-average common shares outstanding - diluted	3,143,181	3,045,741
	Earnings (loss) per common share:
	Basic	$(0.08)	$0.00
	Diluted	$(0.08)	$0.00

		Six months ended June 30,
		2010	2009
	Numerator:
	Net income	$113	$843
Less:	Preferred stock dividend	433	294
	Dividend accretion (1)	240	170
	Net income (loss) available to common shareholders	$(560)	$379
	Denominator:
	Weighted-average common shares outstanding - basic	3,135,862	3,044,863
	Common stock equivalents	-	4,974
	Weighted-average common shares outstanding - diluted	3,135,862	3,049,837
	Earnings (loss) per common share:
	Basic	$(0.18)	$0.12
	Diluted	$(0.18)	$0.12

(1) Preferred stock dividend required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

NOTE 5. Stock Based Compensation

The Company has a stock-based employee compensation plan. On January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718, "Compensation - Stock Compensation," to account for compensation costs under its stock option plan.

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

NOTE 6. Fair Value Accounting

As of June 30, 2009, the Company adopted FASB ASC 820, "Fair Value Measurement and Disclosures," "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FASB ASC 820 is intended to determine the fair value when there is no active market or where the inputs being used represent distressed sales.

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  In certain cases where there is limited activity or less transparency around inputs to valuations, securities are classified as Level 3 within the valuation hierarchy. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Other Investments, such as Federal Reserve Bank and Federal Home Loan Bank ("FHLB") stock, approximates fair value based on their redemption provisions.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2010:
Securities available for sale:
Government sponsored enterprises	$-	$4,498	$-
State and political subdivisions	-	8,075	-
Mortgage-backed securities	-	66,551	6,077
Other investments	-	-	9,203
Total	$-	$79,124	$15,280

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009:
Securities available for sale:
Government sponsored enterprises	$-	$11,540	$-
State and political subdivisions	-	5,309	-
Mortgage-backed securities	-	52,688	6,658
Other investments	-	-	9,213
Total	$-	$69,537	$15,871

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2010 to June 30, 2010 for all Level 3 assets that are measured at fair value on a recurring basis (dollars in thousands).

	Collateralized mortgage obligations	Other investments
Beginning balance	$6,658	$9,213
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales and principal reductions	(581)	(10)
Transfers in and/or out of Level 3	-	-
Ending Balance	$6,077	$9,203

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.3% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2010:
Impaired loans	$-	$9,469	$-
Other Real Estate Owned	-	5,471	-

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009:
Impaired loans	$-	$9,823	$-
Other real estate owned	-	3,704	-

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

Bank Owned Life Insurance —The cash surrender value of bank owned life insurance policies held by the Bank approximates fair values of the policies.

Deposit Liabilities - Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. The fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

FHLB Advances and Other Borrowings - Fair value for FHLB advances and other borrowings are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company's financial instruments at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$27,668	$27,668	$12,082	$12,082
Investment securities available for sale	85,201	85,201	76,195	76,195
Investment securities held to maturity	120	125	9,225	9,516
Other investments	9,203	9,203	9,213	9,213
Loans, net	572,355	582,415	566,510	575,396
Bank owned life insurance	14,274	14,274	13,974	13,974
Financial Liabilities:
Deposits	536,331	503,255	494,084	461,744
Federal Home Loan Bank advances and related debt	122,700	141,516	142,700	163,818
Note payable	4,000	4,295	4,250	4,603
Junior subordinated debentures	13,403	4,035	13,403	4,139

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2010 and assesses our financial condition as of June 30, 2010. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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
our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;
restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;
significant increases in competitive pressure in the banking and financial services industries;
changes in the interest rate environment which could reduce anticipated margins;
changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

  general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

changes occurring in business conditions and inflation;
changes in deposit flows;
changes in technology;
changes in monetary and tax policies;
adequacy of the level of our allowance for loan losses;
the rate of delinquencies and amount of loans charged-off;
the rate of loan growth;
adverse changes in asset quality and resulting credit risk-related losses and expenses;
loss of consumer confidence and economic disruptions resulting from terrorist activities;
changes in the securities markets; and
other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Beginning in 2008 and continuing through the first six months of 2010, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

Overview

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A. On July 2, 2007, we changed the name of our company and bank to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. Since we opened our bank in January 2000, we have experienced growth in total assets, loans, deposits, and shareholders' equity.

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

Recent Regulatory Developments

On June 8, 2010, the Bank entered into a formal agreement (the "Formal Agreement") with its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement is based on the findings of the OCC during their on-site examination of the Bank as of March 31, 2009.  The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. Specifically, under the terms of the Formal Agreement, the Bank is required to (i) protect its interest in assets criticized by the OCC; (ii) develop, implement, and adhere to a written program to reduce the high level of credit risk; (iii) obtain credit information on all loans lacking such information and ensure proper collateral documentation is in place; (iv) engage the services of an independent appraiser to provide updated appraisals for certain loans where the most recent appraisal is more than 12 months old; (v) update and implement written policies/programs addressing loan policy, allowance for loan and lease losses, and other real estate owned; (vi) continue to improve its liquidity position and maintain adequate sources of funding; (vii) obtain prior written determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits in excess of 25% of total deposits; (viii) update and adhere to its profit plan designed to improve the condition of the Bank; and (ix) submit periodic reports to the OCC regarding various aspects of the foregoing actions.

The Formal Agreement with the OCC requires the establishment of certain plans and programs within various time periods.   After having completed the following, management believes that the Bank is in compliance with all of the conditions established in the Formal Agreement. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

  The Bank has established a compliance committee of its Board of Directors to oversee management's response to all sections of the Formal Agreement.   The committee consists of all 11 members of the Bank's Board of Directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Formal Agreement.
  Policies and procedures were revised or established and approved related to the following issues:

               (1) Loan policies and procedures.

               (2) Criticized asset policy, procedures and specific program.

               (3) Policies related to managing OREO.

               (4) Procedures for maintaining an adequate allowance for loan losses.

               (5) Appraisal policy to ensure appraisal conform to appraisal standards and regulations.

  Current and satisfactory credit information was obtained on all loans lacking such information to ensure proper collateral documentation is in place;
  We received and evaluated current independent appraisals or updated appraisals on loans secured by certain properties;
  The Bank's liquidity position was enhanced. We reduced our level of broker deposits to comply with the OCC agreed upon levels.
  A profit plan was updated to improve the financial condition of the Bank.

If the Bank does not satisfy and maintain adherence with each of the requirements listed above, the Bank will not be in compliance with the Formal Agreement.  Failure to comply with the Formal Agreement could result in regulators taking additional enforcement actions against the Bank.  The Bank's ability to meet the goals set forth in the Formal Agreement is contingent in part upon the stabilization of the local real estate markets and on its financial performance.

In addition, due to our current financial condition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.  Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of June 30, 2010, our capital ratios exceed the Individual Minimum Capital Ratio levels established by the OCC and we remain "well capitalized."  See "Management's Discussion and Analysis – Results of Operations – Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of June 30, 2010.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that the income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that would result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Effect of Economic Trends

The first six months of 2010 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury ("Treasury") and the Federal Reserve Bank ("Federal Reserve") to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the Emergency Economic Stabilization Act of 2008 ("EESA"), the Troubled Asset Relief Program ("TARP"), the Financial Stability Plan, the American Recovery and Reinvestment Act ("ARRA") and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP") or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

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

  In October 2008, the EESA was enacted. The EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP CPP.  Under the CPP, the Treasury purchased debt or equity securities from participating institutions.  TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

  On February 27, 2009, as part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which we sold (i) 17,299 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 330,554 shares of our common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. We must consult with the OCC before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.85 per share of the common stock.

  EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

  On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program ("TLGP").  TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 15 to 25 basis points fee (annualized), according to the institution's risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Participants in DGP would pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We are participating in the TAGP and have opted out of the DGP.

  On February 10, 2009, the Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

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

  On February 17, 2009, the ARRA was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The ARRA specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The ARRA also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The ARRA also imposes certain limitations on compensation paid by participants in TARP.

  On March 23, 2009, the Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

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

  On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program; and

  On July 21, 2010, the U.S. President signed into a law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S. U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks.

In response to the above regulatory initiatives, we entered into the CPP Purchase Agreement described above. We have chosen to participate in the TAGP and have opted out of the DGP. On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010. We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. We believe participation in the program is enhancing our ability to retain customer deposits. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, our deposit insurance costs increased significantly.

RESULTS OF OPERATIONS

Income Statement Review

Summary

Three months ended June 30, 2010 and 2009

Our net income was $94,000 and $355,000 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $261,000, or 73.5%. The decrease in net income resulted primarily from a $1.3 million increase in the provision for loan losses, partially offset by a $1.1 million gain on sale of investment securities. In addition, net interest income decreased by $22,000; noninterest income, excluding the gain on sale of investment securities, decreased by $22,000; noninterest expenses increased by $147,000 and our income tax expense decreased by $167,000. After our dividend payment to the US Treasury as preferred shareholder, the net loss to common shareholders for the second quarter of 2010 was $238,000. Our efficiency ratio, excluding the gain on sale of investments and real estate owned activity, was 76.0% for the three months ended June 30, 2010 compared to 72.9% for the same period in 2009. The deterioration in the efficiency ratio relates primarily to the additional administrative costs associated with our new regional headquarters in Columbia, South Carolina.

Six months ended June 30, 2010 and 2009

Our net income was $113,000 and $843,000 for the six months ended June 30, 2010 and 2009, respectively, a decrease of $730,000, or 86.6%. The decrease in net income resulted primarily from a $2.0 million increase in the provision for loan losses, partially offset by a $1.1 million gain on sale of investment securities. In addition, net interest income increased by $298,000 and noninterest income, excluding the gain on sale of investment securities, increased by $118,000 while income tax expense decreased by $451,000. Offsetting these increases in income, was a $726,000 increase in noninterest expenses. After our dividend payment to the US Treasury as preferred shareholder, the net loss to common shareholders for the first six months was $560,000. Our efficiency ratio, excluding the gain on sale of investments and real estate owned activity, was 75.7% for the six months ended June 30, 2010 compared to 71.7% for the same period in 2009. The higher efficiency ratio relates primarily to the additional administrative costs associated with our new regional headquarters in Columbia, South Carolina.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For each of the three month periods ended June 30, 2010 and 2009 our net interest income was $4.9 million. Our average earning assets increased $25.8 million during the three months ended June 30, 2010 compared to the average for the three months ended June 30, 2009, while our interest bearing liabilities increased only $18.7 million. The increase in average earning assets is primarily related to a $13.9 million increase in our average loans and a $10.0 million increase in federal funds sold, while the increase in average interest-bearing liabilities is related to a $42.6 million increase in interest bearing deposits, partially offset by a $23.9 million decrease in notes payable and other borrowings.

Our net interest income was $9.7 million and $9.4 million for the six month periods ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, our average earning assets increased $23.8 million and our average interest bearing liabilities increased $14.1 million compared to the six months ended June 30, 2009. The increase in average earning assets is primarily related to a $13.5 million increase in our average loans and a $9.9 million increase in federal funds sold, while the increase in average interest-bearing liabilities is related to a $34.9 million increase in interest bearing deposits, partially offset by a $20.8 million decrease in notes payable and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2010 and 2009. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities (dollars in thousands). We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three and six month periods ended June 30, 2010 and 2009, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates For the Three Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Earnings
Federal funds sold	$21,309	$11	0.21%	$11,321	$3	0.11%
Investment securities, taxable	99,788	803	3.23%	99,808	1,131	4.55%
Investment securities, nontaxable (2)	5,627	82	5.86%	3,775	58	6.17%
Loans	580,961	8,077	5.58%	567,023	7,911	5.60%
Total interest-earning assets	707,685	8,973	5.09%	681,927	9,103	5.35%
Noninterest-earning assets	43,839			37,390
Total assets	$751,524			$719,317
Interest-bearing liabilities
NOW accounts	$89,176	274	1.23%	$43,045	72	0.67%
Savings & money market	93,974	242	1.03%	82,164	225	1.10%
Time deposits	307,849	1,971	2.57%	323,173	2,149	2.67%
Total interest-bearing deposits	490,999	2,487	2.03%	448,382	2,446	2.19%

Note payable and other borrowings	134,423	1,471	4.39%	158,316	1,600	4.05%
Junior subordinated debentures	13,403	87	2.60%	13,403	116	3.47%
Total interest-bearing liabilities	638,825	4,045	2.54%	620,101	4,162	2.69%

Noninterest-bearing liabilities	51,876			40,368
Shareholders' equity	60,823			58,848
Total liabilities and shareholders' equity	$751,524			$719,317
Net interest spread			2.55%			2.66%
Net interest income (tax equivalent) / margin		$4,928	2.79%		$4,941	2.91%
Less: tax-equivalent adjustment (2)		31			22
Net interest income		$4,897			$4,919

(1) Annualized for the three month period.

(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets. Our net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2010 was 2.79% compared to 2.91% for the three months ended June 30, 2009. Our net interest spread was 2.55% for the three months ended June 30, 2010 compared to 2.66% for the three months ended June 30, 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The decline in net interest margin resulted primarily from the 11 basis point decrease in our net interest spread. The decrease in the net interest spread is primarily due to the fact that more of our rate-sensitive assets repriced downward than our rate-sensitive liabilities during the twelve months ended June 30, 2010. While our loan yield decreased only 2 basis points for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, our investment yield decreased 124 basis points during the same period. Partially offsetting the decrease in our loan and investment yields was a 15 basis point decrease in the yield on our interest bearing liabilities. During the second quarter of 2010 the cost of our interest-bearing deposits decreased by 16 basis points compared to the same period in 2009 while the cost of our borrowings increased by 24 basis points due to the maturing of several lower costing instruments. As of June 30, 2010, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $6.5 million increase in noninterest-earning assets during the three months ended June 30, 2010 compared to the same period in 2009 is due to a $2.5 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, South Carolina as well as increases of $2.7 million in prepaid FDIC insurance and $2.9 million in real estate owned. In due to increased noninterest bearing deposits.

	Average Balances, Income and Expenses, Yields and Rates For the Six Months Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)

Earnings
Federal funds sold	$19,782	$21	0.21%	$9,909	$8	0.16%
Investment securities, taxable	93,362	1,640	3.54%	94,655	2,188	4.67%
Investment securities, nontaxable (2)	5,468	163	6.01%	3,791	116	6.19%
Loans	580,269	16,037	5.57%	566,741	15,709	5.60%
Total interest earning assets	698,881	17,861	5.15%	675,096	18,021	5.40%
Non-interest earning assets	43,426			37,449
Total assets	$742,307			$712,545
Interest bearing liabilities
NOW accounts	$72,528	389	1.08%	$42,513	143	0.68%
Savings & money market	93,930	491	1.05%	85,363	482	1.14%
Time deposits	314,073	4,005	2.57%	317,750	4,610	2.93%
Total interest-bearing deposits	480,531	4,885	2.05%	445,626	5,235	2.38%
Note payable and other borrowings	140,789	3,065	4.39%	161,559	3,122	3.91%
Junior subordinated debentures	13,403	171	2.57%	13,403	240	3.62%
Total interest bearing liabilities	634,723	8,121	2.58%	620,588	8,597	2.80%
Non-interest bearing liabilities	46,881			39,465
Shareholders' equity	60,703			52,492
Total liabilities and shareholders' equity	$742,307			$712,545
Net interest spread			2.57%			2.60%
Net interest income (tax equivalent) / margin		$9,740	2.81%		$9,424	2.82%
Less: tax-equivalent adjustment (2)		62			44
Net interest income / margin		$9,678			$9,380

(1) Annualized for the six month period.

(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2010 was 2.81% compared to 2.82% for the six months ended June 30, 2009. During the first six months of 2010, interest-earning assets averaged $698.9 million compared to $675.1 million during the same period of 2009. Our net interest spread was 2.57% for the six months ended June 30, 2010 compared to 2.60% for the six months ended June 30, 2009.

The decrease in the net interest spread is primarily due to the fact that more of our rate-sensitive assets repriced downward than our rate-sensitive liabilities during the twelve months ended June 30, 2010. While our loan yield decreased only 3 basis points for the six months ended June 30, 2010 compared to the same period in 2009, our investment yield decreased 105 basis points during the same period. Partially offsetting the decrease in our loan yield was a 22 basis point decrease in the cost of our interest-bearing liabilities. During the first six months of 2010 the cost of our interest bearing deposits decreased by 33 basis points compared to the first six months of 2009, while the cost of our borrowings increased by 34 basis points due to the maturing of several lower costing borrowing instruments. As of June 30, 2010, all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $6.0 million increase in average noninterest-earning assets during the six months ended June 30, 2010 compared to the same period in 2009 is due to a $3.2 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, South Carolina as well as increases of $2.9 million in both prepaid FDIC insurance and other real estate owned. In addition, the $8.2 million increase in shareholders' equity during the 2010 period is primarily related to the $17.3 million received in February 2009 for the issuance of preferred stock under the Treasury's CPP.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended
	June 30, 2010 vs. 2009				June 30, 2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$195	$(28)	$(1)	$166	$264	$(1,217)	$(37)	$(990)
Investment securities	21	(328)	(6)	(313)	57	(188)	(8)	(139)
Federal funds sold	3	3	2	8	(41)	(92)	39	(94)
Total interest income	219	(353)	(5)	(139)	280	(1,497)	(6)	(1,223)

Interest expense
Deposits	269	(205)	(23)	41	50	(1,451)	(19)	(1,420)
Note payable and other	(246)	137	(20)	(129)	5	100	-	105
Junior subordinated debt	-	(29)	-	(29)	-	(48)	-	(48)
Total interest expense	23	(97)	(43)	(117)	55	(1,399)	(19)	(1,363)

Net interest income	$196	$(256)	$38	$(22)	$225	$(98)	$13	$140

	Six Months Ended
	June 30, 2010 vs. 2009				June 30, 2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$387	$(58)	$(1)	$328	$963	$(3,002)	$(162)	$(2,201)
Investment securities	9	(526)	(2)	(519)	(38)	(261)	4	(295)
Federal funds sold	9	2	2	13	(60)	(169)	56	(173)
Total interest income	405	(582)	(1)	(178)	865	(3,432)	(102)	(2,669)
Interest expense
Deposits	477	(760)	(67)	(350)	392	(2,974)	(147)	(2,729)
Note payable and other	(388)	380	(49)	(57)	88	(77)	(2)	9
Junior subordinated debt	-	(69)	-	(69)	-	(157)	-	(157)
Total interest expense	89	(449)	(116)	(476)	480	(3,208)	(149)	(2,877)
Net interest income	$316	$(133)	$115	$298	$385	$(224)	$47	$208

Net interest income, the largest component of our income, was $4.9 million for both the three month periods ended June 30, 2010 and 2009. Average interest-earning assets were $25.8 million higher during the three months ended June 30, 2010 compared to the same period in 2009 while average interest-bearing liabilities increased $18.7 million. The higher average balances resulted in $196,000 of additional net interest income for the three months ended June 30, 2010; however, lower rates on the average balances reduced net interest income by $256,000.

In addition, net interest income was $9.7 million and $9.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase in the 2010 period related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities. Average interest-earning assets were $23.8 million higher during the six months ended June 30, 2010 compared to the same period in 2009, while average interest-bearing liabilities increased $14.1 million. The higher average balances resulted in $317,000 of additional net interest income for the six months ended June 30, 2010, while lower rates on the average balances reduced net interest income by $135,000.

Three months ended June 30, 2010 and 2009

Interest income for the three months ended June 30, 2010 was $8.9 million, consisting of $8.1 million on loans, $854,000 on investments, and $11,000 on federal funds sold. Interest income for the three months ended June 30, 2009 was $9.1 million, consisting of $7.9 million on loans, $1.2 million on investments, and $3,000 on federal funds sold. Interest on loans for the three months ended June 30, 2010 and 2009 represented 90.3% and 87.1%, respectively, of total interest income, while income from investments and federal funds sold represented only 9.7% and 12.9%, respectively, of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 82.1% and 83.2% of average interest-earning assets for the three months ended June 30, 2010 and 2009, respectively. Included in interest income on loans for the three months ended June 30, 2010 and 2009 was $116,000 and $149,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended June 30, 2010 was $4.1 million, consisting of $2.5 million related to deposits and $1.6 million related to other borrowings. Interest expense for the three months ended June 30, 2009 was $4.2 million, consisting of $2.5 million related to deposits and $1.7 million related to other borrowings. Interest expense on deposits for the three months ended June 30, 2010 and 2009 represented 61.5% and 58.8%, respectively, of total interest expense, while interest expense on other borrowings represented 38.5% and 41.2%, respectively, of total interest expense for the same three month periods. During the three months ended June 30, 2010, average interest-bearing deposits increased by $42.6 million over the same period in 2009, while our notes payable and other borrowings decreased $23.9 million during the three months ended June 30, 2010 over the same period in 2009.

Six months ended June 30, 2010 and 2009

Interest income for the six months ended June 30, 2010 was $17.8 million, consisting of $16.0 million on loans, $1.7 million on investments, and $21,000 on federal funds sold. Interest income for the six months ended June 30, 2009 was $18.0 million, consisting of $15.7 million on loans, $2.3 million on investments, and $8,000 on federal funds sold. Interest income on loans for the six months ended June 30, 2010 and 2009 represented 90.1% and 87.4%, respectively, of total interest income, while income from investments and federal funds sold represented only 9.9% and 12.6%, respectively, of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 83.0% and 84.0% of average interest-earning assets for the six months ended June 30, 2010 and 2009, respectively. Included in interest income on loans for the six months ended June 30, 2010 and 2009 was $232,000 and $317,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the six months ended June 30, 2010 was $8.1 million, consisting of $4.9 million related to deposits and $3.2 million related to borrowings. Interest expense for the six months ended June 30, 2009 was $8.6 million, consisting of $5.2 million related to deposits and $3.4 million related to borrowings. Interest expense on deposits for the six months ended June 30, 2010 and 2009 represented 60.2% and 60.9%, respectively, of total interest expense, while interest expense on other borrowings represented 39.8% and 39.1%, respectively, of total interest expense for the same six month periods. During the six months ended June 30, 2010, average interest-bearing deposits increased by $34.9 million over the same period in 2009, while our notes payable and other borrowings decreased $20.8 million during the six months ended June 30, 2010 over the same period in 2009.

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

Three and six months ended June 30, 2010 and 2009

For the three months ended June 30, 2010 and 2009, we incurred a noncash expense related to the provision for loan losses of $2.3 million and $975,000, respectively, bringing the allowance for loan losses to $8.4 million and $7.7 million, respectively. The allowance represented 1.44% of gross loans at June 30, 2010 and 1.36% of gross loans at June 30, 2009. During the three months ended June 30, 2010, we charged-off $2.0 million of loans and recorded $121,000 of recoveries on loans previously charged-off. During the three months ended June 30, 2009, we charged-off $668,000 of loans and recorded $3,000 of recoveries on loans previously charged-off. The $1.9 million and $665,000 net charge-offs during the second quarters of 2010 and 2009, respectively, represented 0.65% and 0.47% of the average outstanding loan portfolio for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, we incurred a noncash expense related to the provision for loan losses of $3.7 million, bringing the allowance for loan losses to $8.4 million, or 1.44% of gross loans, as of June 30, 2010. The $3.7 million provision for the six months ended June 30, 2010 related to the $3.2 million of loans charged-off, partially offset by $121,000 of recoveries on loans previously charged-off. In contrast, for the six months ended June 30, 2009, we added $1.7 million to the provision for loan losses, resulting in an allowance of $7.7 million at June 30, 2009. We charged-off $1.0 million of loans and recorded $4,000 of recoveries on loans previously charged-off during the six months ended June 30, 2009. The $3.1 million and $991,000 net charge-offs during the first six months of 2010 and 2009, respectively, represented 1.08% and 0.35% of the average outstanding loan portfolio for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010 and 2009, the allowance for loan losses represented less than one time the amount of non-performing loans. A significant portion, or 83.3%, of nonperforming loans at June 30, 2010 is secured by real estate. Our nonperforming loans have been written down to approximately 68% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $3.7 million for the six months ended June 30, 2010 to be adequate.

Noninterest Income

The following table sets forth information related to our noninterest income (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loan fee income	$106	$121	$226	$159
Service fees on deposit accounts	142	177	288	352
Income from bank owned life insurance	147	123	299	246
Gain on sale investment securities	1,088	-	1,104	-
Gain on sale of property and equipment	-	-	18	-
Real estate owned activity	(19)	3	(3)	(4)
Other income	121	95	223	180
Total noninterest income	$1,585	$519	$2,155	$933

Three months ended June 30, 2010 and 2009

Noninterest income for the three month period ended June 30, 2010 was $1.6 million, an increase of 205.4% over noninterest income of $519,000 for the same period of 2009. The $1.1 million increase during the 2010 period is related primarily to a $1.1 million gain on sale of investment securities. In addition, noninterest income also increased by $24,000 from bank owned life insurance and $26,000 from other income. These increases were partially offset by decreases of $15,000 in loan fee income, $35,000 in service fees on deposit accounts, and $22,000 in income from real estate owned activity.

Loan fee income was $106,000 and $121,000 for the three months ended June 30, 2010 and 2009, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party. The $15,000 decrease in loan fee income for the three months ended June 30, 2010 compared to the same period in 2009 related primarily to the decrease in mortgage origination fees. Mortgage origination fees were $71,000 for the three months ended June 30, 2010 compared to $86,000 for the same period in 2009. Income related to fees received from the issuance of lines and letters of credit was $12,000 for both of the second quarters of 2010 and 2009, respectively, while late charge fees were $23,000 for each of the three month periods ended June 30, 2010 and 2009.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions. Deposit fees were $142,000 and $177,000 for the three months ended June 30, 2010 and 2009, respectively. The $35,000 decrease is primarily related to a $40,000 decrease in NSF fees and a $3,000 decrease in overdraft and returned item fees, partially offset by an $8,000 increase in deposit related fees such as service charges. Service charge fees were $66,000 and $58,000 for the three months ended June 30, 2010 and 2009, respectively, while other fees such as overdraft and returned item fees were $8,000 and $11,000 for the same periods in 2010 and 2009, respectively. NSF fee income was $68,000 and $108,000 for the second quarters of 2010 and 2009, respectively, representing 47.9% of total service fees on deposits in the 2010 period compared to 61.0% of total service fees on deposits in the 2009 period.

Income derived from life insurance was $147,000 and $123,000 for the three months ended June 30, 2010 and 2009, respectively.

We recorded a $1.1 million gain on sale of investment securities during the three months ended June 30, 2010. We sold $59.2 million of securities and purchased $58.2 million of securities, allowing us to reposition our investment portfolio to better match our anticipated future cash needs. The gain on sale also assisted us in meeting our higher regulatory capital requirements.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans. For the three months ended June 30, 2010, our expenses related to the properties we owned exceeded income received on the real estate by $19,000. Rental income was $39,000 for the second quarter of 2010 and expenses such as maintenance, legal and property taxes were $58,000. For the second quarter of 2009, rental income was $25,000 and expenses related to owning the real estate were $22,000 for a net profit of $3,000.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers. Other income was $121,000 and $95,000 for the three months ended June 30, 2010 and 2009, respectively. The $26,000 increase related primarily to a $20,000 increase in debit card transaction fees and a $6,000 increase in other client service related fees. Debit card transaction fees were $89,000 and $69,000 for the three months ended June 30, 2010 and 2009, respectively, and represented 73.6% and 72.6% of total other income for the second quarters of 2010 and 2009, respectively. The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs. The debit card transaction costs were $32,000 and $26,000 for the three months ended June 30, 2010 and 2009, respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended June 30, 2010 and 2009 was $57,000 and $43,000, respectively. Wire transfer and other deposit related fees were $32,000 and $26,000 for the second quarters ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 and 2009

Noninterest income in the six month period ended June 30, 2010 was $2.2 million, an increase of 131.0% over noninterest income of $933,000 in the same period of 2009. The $1.2 million increase in noninterest income is related primarily to a $1.1 million gain on sale of investment securities. In addition, noninterest income also increased by $67,000 from loan fee income, $53,000 from income from bank owned life insurance, $18,000 from gain on sale of property and equipment, and $43,000 from other income; however, these increases were partially offset by a $64,000 decrease in service fees on deposit accounts.

Loan fee income was $226,000 and $159,000 for the six months ended June 30, 2010 and 2009, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party. The $67,000 increase for the six months ended June 30, 2010 compared to the same period in 2009 related primarily to increases of $68,000 in mortgage origination fees and $5,000 in late charge fees, partially offset by a decrease of $6,000 in fees from issuance of lines and letters of credit. Mortgage origination fees were $157,000 and $89,000 for the six months ended June 30, 2010 and 2009, respectively. Late charge fees were $52,000 and $47,000 for the six months ended June 30, 2010 and 2009, respectively, while income related to issuance of lines and letters of credit was $17,000 and $23,000 for the same periods in 2010 and 2009, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client NSF transactions. Deposit fees were $288,000 and $352,000 for the six months ended June 30, 2010 and 2009, respectively. The $64,000 decrease is primarily related to an $80,000 decrease in NSF fees, partially offset by a $19,000 increase in deposit related fees. NSF income decreased $80,000 to $131,000 for the six months ended June 30, 2010 from $211,000 for the same period in 2009, representing 45.5% of total service fees on deposits in the 2010 period compared to 59.9% of total service fees on deposits in the 2009 period. Service charge fees were $134,000 and $115,000 for the six months ended June 30, 2010 and 2009, respectively, while other fees such as overdraft and returned item fees were $23,000 and $26,000, respectively.

Income derived from life insurance was $299,000 and $246,000 for the six months ended June 30, 2010 and 2009, respectively.

We recorded a $1.1 million gain on sale of investment securities during the six months ended June 30, 2010. We sold $59.2 million of securities and purchased $58.2 million of securities, allowing us to reposition our investment portfolio to better match our anticipated future cash needs. The gain on sale also assisted us in meeting our higher regulatory capital requirements.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans. For the six months ended June 30, 2010 and 2009, our expenses related to owning the real estate exceeded income received on the properties by $3,000 and $4,000 respectively. Rental income was $75,000 for the six months of 2010 and expenses such as maintenance, legal and property taxes were $78,000. For the first six months of 2009, rental income was $50,000 and expenses related to owning the real estate were $54,000 for a net loss of $4,000.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers. Other income was $223,000 and $180,000 for the six months ended June 30, 2010 and 2009, respectively. The $43,000 increase relates primarily to a $34,000 increase in debit card transaction fees and a $9,000 increase in other client service related fees. Debit card transaction fees were $161,000 and $127,000 for the six months ended June 30, 2010 and 2009, respectively and represented 72.2% and 70.6% of total other income for the first six months of 2010 and 2009, respectively. The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs. The debit card transaction costs were $59,000 and $48,000 for the six months ended June 30, 2010 and 2009, respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the six months ended June 30, 2010 and 2009 was $102,000 and $79,000, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Compensation and benefits	$2,142	1,963	$4,274	$3,888
Professional fees	165	155	330	291
Marketing	185	174	396	318
Insurance	405	639	680	792
Occupancy	555	440	1,111	857
Data processing and related costs	402	345	787	719
Telephone	77	59	153	110
Other	180	189	388	418
Total noninterest expenses	$4,111	3,964	$8,119	$7,393

Three months ended June 30, 2010 and 2009

We incurred noninterest expenses of $4.1 million for the three months ended June 30, 2010 compared to $4.0 million for the three months ended June 30, 2009, an increase of $147,000 or 3.7%.

Noninterest expense as a percentage of noninterest income and net interest income, or the efficiency ratio, was 76.0% for the three months ended June 30, 2010 compared to 72.9% for the same period in 2009, excluding the gain on sale of investments and real estate owned activity. The primary reason for the higher efficiency ratio in the 2010 period is due to the new regional headquarters and its related expenses. The initial operating costs for our new regional headquarters initially exceed the benefits from obtaining additional low cost deposits. As the new office increases its retail deposits, we anticipate that our efficiency ratio will begin to improve; however, no assurance can be given that the levels of deposits will cover the additional expenses or that other costs will not increase.

For the three months ended June 30, 2010, compensation and benefits, occupancy, and data processing and related costs represented 75.4% of the total noninterest expense compared to 69.3% for the same period in 2009.

Six months ended June 30, 2010 and 2009

We incurred noninterest expenses of $8.1 million for the six months ended June 30, 2010 compared to $7.4 million for the six months ended June 30, 2009, an increase of $726,000, or 9.8%

The efficiency ratio, or noninterest expense as a percentage of noninterest income and net interest income, was 75.7% for the six months ended June 30, 2010 compared to 71.7% for the same period in 2009. Increased expenses related to the new regional headquarters contributed to the higher efficiency ratio for the 2010 period. The initial operating costs for our new regional headquarters initially exceed the benefits from obtaining additional low cost deposits. As these new office increases its retail deposits, we anticipate that our efficiency ratio will begin to improve; however, no assurance can be given that the levels of deposits will cover the additional expenses or that other costs will not increase.

For the six months ended June 30, 2010, compensation and benefits, occupancy, and data processing and related costs represented 76.0% of the total noninterest expense compared to 73.9% for the same period in 2009.

The following table sets forth information related to our compensation and benefits (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Base compensation	$1,583	$1,411	$3,155	2,748
Incentive compensation	180	233	307	442
Total compensation	1,763	1,644	3,462	3,190
Benefits	414	352	880	767
Capitalized loan origination costs	(35)	(33)	(68)	(69)
Total compensation and benefits	$2,142	$1,963	$4,274	3,888

Three months ended June 30, 2010 and 2009

Total compensation and benefits expense was $2.1 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively. Compensation and benefits represented 52.1% and 49.5% of our total noninterest expense for the three months ended June 30, 2010 and 2009, respectively. The $179,000 increase in compensation and benefits in the second quarter of 2010 compared to the same period in 2009 resulted from increases of $172,000 in base compensation and $62,000 in benefits expense, partially offset by a reduction of $53,000 in incentive compensation expense. In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, increased by $2,000.

The $172,000 increase in base compensation expense related to the cost of 11 additional employees. We hired six additional employees during the third quarter of 2009 related to the opening of our new regional headquarters in Columbia, South Carolina. In addition, we have added positions in client services, deposit operations and information technology and support. Incentive compensation represented 8.4% and 11.9% of total compensation and benefits for the three months ended June 30, 2010 and 2009, respectively. The incentive compensation expense recorded for the second quarters of 2010 and 2009 represented an accrual of the estimated incentive compensation earned during the second quarter of the respective year. Benefits expense increased $62,000 in the second quarter of 2010 compared to the same period in 2009. Benefits expense represented 23.5% and 21.4% of the total compensation for the three months ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 and 2009

Total compensation and benefits expense was $4.3 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively. Compensation and benefits represented 52.6% of our total noninterest expense for each of the six months ended June 30, 2010 and 2009, respectively. The $386,000 increase in compensation and benefits in the first six months of 2010 compared to the same period in 2009 resulted from increases of $407,000 in base compensation and $113,000 in benefits expense, partially offset by a reduction of $135,000 in incentive compensation. In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $1,000.

The $407,000 increase in base compensation expense related to the cost of 11 additional employees, six of which were hired to staff our new regional headquarters in Columbia, South Carolina. We have also added positions in client services, deposit operations, and information technology and support. Incentive compensation represented 7.2% and 11.4% of total compensation and benefits for the six months ended June 30, 2010 and 2009, respectively. The incentive compensation expense recorded for the first six months of 2010 and 2009 represented an accrual of the estimated incentive compensation earned during the first six months of the respective year. Benefits expense increased $113,000 in the first six months of 2010 compared to the same period in 2009. Benefits expense represented 25.4% and 24.0% of the total compensation for the six months ended June 30, 2010 and 2009, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Data processing costs	$302	$257	$591	$551
Debit card transaction expense	32	26	59	48
Courier expense	28	27	53	54
Other expenses	40	35	84	66
Total data processing and related costs	$402	$345	$787	$719

Three and six months ended June 30, 2010 and 2009

Total data processing and related costs were $402,000 and $345,000, an increase of $57,000, or 16.5%, for the three months ended June 30, 2010 and 2009, respectively. During the first six months of 2010 and the same period of 2009, our data processing and related costs were $787,000 and $719,000, respectively, an increase of $68,000, or 9.5%.

We have contracted with an outside computer service company to provide our core data processing services. Our core data processing costs increased $45,000, or 17.5%, from $257,000 to $302,000 for the three months ended June 30, 2010 compared to the same period in 2009. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. Our electronic banking and credit bureau fees, specifically, have increased as we have grown our client base during the six months ended June 30, 2010. During the six months ended June 30, 2010 and 2009, data processing costs for our core processing system were $591,000 and $551,000, respectively, an increase of $40,000, or 7.3%.

We receive income from debit card transactions performed by our clients. Since we outsource this service, we are charged related transaction expenses from our merchant service provider. Debit card transaction expense was $32,000 and $26,000 for the three months ended June 30, 2010 and 2009, respectively, and $59,000 and $48,000 for the six months ended June 30, 2010 and 2009, respectively.

Occupancy expense represented 13.5% and 11.1% of total noninterest expense for the three months ended June 30, 2010 and 2009, respectively. Occupancy expense increased by $115,000 for the three months ended June 30, 2010 and 2009 from $440,000 to $555,000, respectively. The increase is primarily due to the costs associated with our new regional headquarters building in Columbia, South Carolina such as depreciation and maintenance. The new regional headquarters office opened in August 2009. For the six months ended June 30, 2010, occupancy expense increased $254,000 to $1.1 million from $857,000 for the same period ended June 30, 2009. Occupancy expense represented 13.7% and 11.6% of total noninterest expense for the first six months of 2010 and 2009, respectively.

The remaining noninterest expenses represent a $204,000 decrease for the three month period ended June 30, 2010 compared to the same period in 2009 resulting primarily from a $234,000 decrease in insurance expense and $9,000 decrease in other noninterest expenses. Partially offsetting these decreased expenses were increases of $10,000 in professional fees, $11,000 in marketing expenses, and $18,000 in telephone expenses. The decrease in insurance expense is primarily related to the special one-time assessment of approximately $300,000 charged by the FDIC during the second quarter of 2009. The increase in professional fees relates primarily to increased legal and accounting fees, while the increases in marketing and telephone expenses are due to increased community support and additional marketing efforts and basic communication costs. In addition, the $9,000 decrease in other expense is primarily due to additional office supplies expenses incurred with the opening of our new regional headquarters in 2009.

For the six month period ended June 30, 2010, remaining noninterest expenses increased $18,000 from the same period in 2009. During this period, professional fees increased by $39,000, marketing expenses by $78,000, and telephone expenses by $43,000; however, these increases were partially offset by an $112,000 decrease in insurance expenses and $30,000 in other noninterest expenses. The significant decrease in insurance expense is primarily related to the special assessment of approximately $300,000 charged by the FDIC during the second quarter of 2009. The increase in professional fees relates primarily to increased legal and accounting fees, while the increases in marketing and telephone expenses are due to increased community support and additional marketing efforts and basic communication costs. In addition, the $30,000 decrease in other expenses is primarily due to decreases of $25,000 in office supplies and $45,000 in collection expenses, partially offset by a $36,000 increase in deposit account losses.

We incurred an income tax benefit of $23,000 for the three months ended June 30, 2010 compared to income tax expense of $144,000 during the same period in 2009. For the six months ended June 30, 2010, our income tax benefit was $99,000 compared to income tax expense of $352,000 for the same period in 2009. The lower net income during the first and second quarters of 2010 increased the impact that our tax-exempt income had in lowering our effective tax rate from the same periods in the prior year.

Balance Sheet Review

General

At June 30, 2010, we had total assets of $741.4 million, consisting principally of $572.4 million in net loans, $94.5 million in investments, $22.6 million in federal funds sold, $14.3 million in bank owned life insurance, and $16.1 million in property and equipment. Our liabilities at June 30, 2010 totaled $681.5 million, which consisted principally of $536.3 million in deposits, $122.7 million in notes payable and other borrowings, and $13.4 million in junior subordinated debentures. At June 30, 2010, our shareholders' equity was $59.9 million.

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

Federal Funds Sold

At June 30, 2010, our federal funds sold were $22.6 million, or 3.0% of total assets. At December 31, 2009, our $6.5 million in short-term investments in federal funds sold on an overnight basis comprised 0.9% of total assets.

Investments

At June 30, 2010, the $94.5 million in our investment securities portfolio represented approximately 12.8% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $85.3 million and an amortized cost of $84.6 million for an unrealized gain of $714,000.

The amortized costs and fair value of investment securities available for sale and held to maturity are as follows (dollars in thousands):

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$4,500	$-	$2	$4,498
State and political subdivisions	7,992	93	10	8,075
	12,492	93	12	12,573
Mortgage-backed securities
FHLMC	24,660	289	45	24,904
FNMA	39,730	644	-	40,374
GNMA	1,183	90	-	1,273
Collateralized mortgage obligations	6,427	-	350	6,077
	72,000	1,023	395	72,628
Total	$84,492	$1,116	$407	$85,201

Held to maturity
Mortgage-backed securities
FNMA	$120	$5	$-	$125

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$11,615	$1	$76	$11,540
State and political subdivisions	5,267	46	4	5,309
	16,882	47	80	16,849
Mortgage-backed securities
FHLMC	13,540	362	15	13,887
FNMA	32,910	807	150	33,567
GNMA	5,122	112	-	5,234
Collateralized mortgage obligations	7,008	-	350	6,658
	58,580	1,281	515	59,346
Total	$75,462	$1,328	$595	$76,195

Held to maturity
Mortgage-backed securities
FHLMC	$1,830	$76	$-	$1,906
FNMA	7,395	215	-	7,610
	$9,225	$291	$-	$9,516

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2010 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than one year at June 30, 2010.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government sponsored enterprises	$-	-	$4,498	2.30%	$-	-	$4,498	2.30%
State and political subdivisions	-	-	6,148	3.31%	1,927	3.87%	8,075	3.44%
Mortgage-backed securities	188	4.72%	1,772	2.55%	70,668	3.04%	72,628	3.03%
Total	$188	4.72%	$12,418	2.83%	$72,595	3.06%	$85,201	3.03%

Held to Maturity
Mortgage-backed securities	$-	-	$120	3.91%	$-	-	$120	3.91%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of June 30, 2010
Available for sale
Government sponsored enterprises	1	$4,498	$2	-	$-	$-	1	$4,498	$2
State and political subdivision	3	2,111	10	-	-	-	3	2,111	10
Mortgage-backed
FHLMC	2	4,477	45	-	-	-	2	4,477	45
Collateral mortgage obligations	-	-	-	1	2,890	350	1	2,890	350
	6	$11,086	$57	1	$2,890	$350	7	$13,976	$407

	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2009
Available for sale
Government sponsored enterprises	2	$8,908	$76	-	$-	$-	2	$8,908	$76
State and political subdivisions	2	855	4	-	-	-	2	855	4
Mortgage-backed
FHLMC	1	2,028	15	-	-	-	1	2,028	15
FNMA	4	17,467	150	-	-	-	4	17,467	150
Collateral mortgage obligations	-	-	-	1	3,095	350	1	3,095	350
	9	$29,258	$245	1	$3,095	$350	10	$32,353	$595

At June 30, 2010, the Company had six individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. The Company considers the length of time and extent to which the fair value of AFS debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that we will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

At June 30, 2010, we held two private label collateralized mortgage obligations ("CMOs") with a book value of $6.4 million. Due to the illiquid nature of these two securities, the Company has recorded a liquidity discount in the form of an unrealized loss of $350,000. The Company evaluates these securities quarterly based on the methodology outlined below and based on this evaluation, believes that it will receive all of the principal and interest in accordance with the original contractual terms of the securities. Also, since the Company has no intent to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

We utilized the Bloomberg Default model to evaluate our two non-agency CMOs for other-than-temporary impairment. The Bloomberg default model is comprised of five sub-models:

  Prepayment models
  Foreclosure models
  Liquidity models
  Loss severity models
  60+ Delinquency rate models

Credit risk is prominent for collateralized non-agency mortgage obligations, such as our private-label CMOs, because credit risk is not assumed by any government sponsored agency. Credit risk, arising from borrower default, is especially difficult to quantify given the market's lack of clarity on future home prices as well as the impact of loan attributes. The primary cause of borrower delinquency and default is attributable to the loss of household income due to unemployment. Therefore, the change in unemployment rates is a predictor of the likelihood of mortgage loan delinquency and foreclosures. Prime mortgage borrowers, with secure or steady employment are more likely to stay current on their mortgages, even if home prices drop significantly, as in a period of severe home price depreciation. Subprime borrowers, on the other hand, who only marginally sustained their initial home purchase, are more likely to become delinquent when home prices drop precipitously. Higher unemployment rates and home price depreciation have a positive correlation with higher foreclosure rates.

Other factors such as low FICO scores which measure a borrower's credit worthiness, limited or reduced documentation at the time a loan is originated, geographic location, and occupancy types such as non-owner occupied, are also strong indicators of future loan performance and higher mortgage delinquency and foreclosure rates.

The prepayment and foreclosure models consider loan level inputs including loan to value, loan size, FICO score, loan purpose, loan type, property type, loan documentation, state of origin, and weighted average coupon. In addition, the model includes macro-economic inputs such as interest rate, mortgage rates, home price appreciation and unemployment rates based on the various metropolitan areas. Regression analysis including logistical and survival analysis are used for model development. The liquidation model projections are derived from net foreclosure rates and the transition matrices. The liquidation rates are calculated separately according to judicial and non-judicial states.

The loss severity models are calculated based on each loan characteristics and other macro-economic inputs such as:

  Original loan to value
  Cumulative home price appreciation
  Liquidation markdown
  Back interest owed
  Property tax owed
  Broker and lawyer fees

Although, the individual loan level data was utilized as of June 30, 2010, the home price appreciation assumptions and the future unemployment rate assumptions were as of December 1, 2009. The current home price appreciation assumptions are as follows:

  Continue to decline at an annual rate of 10% till December of 2009
  Stays at 0% for two years
  Increases at an annual rate of 5% for two years
  Increases at an annual rate of 3% for the remaining periods

The unemployment rate assumptions are as follows:

  Continues to rise to 10.5% till January of 2010
  Stay at 10.5% for 3 months
  Declines to 5.8% over the next 5 years
  Continue at 5.8% for the remaining periods

Based on the independent calculations and assumptions, management currently anticipates receiving all of the outstanding principal and the related interest for each security. Management has reviewed the independent assumptions utilized by the model, compared them to actual results and believes that they are reasonable. However, there is no precise method to predict if credit losses in the future periods will exceed our current predictions. If actual results significantly vary from the assumptions noted above, we may be required to recognize losses that are later deemed to not be only temporary in nature. The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

Listed below is various historical data related to our two private label CMOs.

	CMO- A	CMO-B
Book value on 6-30-2010 (in thousands)	$3,187	$3,240
Year of origination	2006	2006
Original credit rating	Aaa,AAA	Aaa,AAA
Current credit rating	Ba1,BBB-	Caa1,CC
Original credit support	15.62	13.48
Current credit support	13.88	7.48
Current coverage ratio	1.8	.6
Percentage of loans 60+ delinquent	22.8%	38.3%
Severity loss rate - 12 months	53%	48%
Constant prepayment rate:
3 months	14.7%	21.5%
6 months	13.4	15.5
12 months	14.1	14.8

	CMO- A	CMO-B
Weighted average:
Coupon	6.24%	6.14%
Months remaining	309	307
Loan size	$301,000	$510,000
Current loan to value	79%	72%
FICO scores:
Original	736	716
Current	734	713
Current percentage of limited documents	38%	63%
Current percentage - owner occupied	89%	81%
Geographic concentration:
Highest percentage	GA 77.9%	CA 45.6%
Second highest percentage	FL 15.8%	NY 17.3%

Other investments at June 30, 2010, consisted of FHLB stock with a cost of $7.1 million, Federal Reserve Bank stock with a cost of $1.5 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively. At June 30, 2010, our investments included securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with carrying values of $24.9 million, $40.5 million, and $1.3 million, respectively.

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

Other investments at December 31, 2009 consisted of FHLB stock with a cost of $7.1 million, Federal Reserve Bank stock with a cost of $1.5 million, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. For the three months ended June 30, 2010 and 2009, average loans were $581.0 million and $567.0 million, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2010 were $580.7 million. Average loans for the year ended December 31, 2009 were $568.6 million. Before the allowance for loan losses, total loans outstanding at December 31, 2009 were $574.3 million.

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

The following table summarizes the composition of our loan portfolio at June 30, 2010 and December 31, 2009 (dollars in thousands).

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial:
Owner occupied	$129,447	22.3%	$132,569	23.1%
Non-owner occupied	165,865	28.6%	160,460	27.9%
Construction	20,632	3.5%	22,741	4.0%
Total commercial real estate	315,944	54.4%	315,770	55.0%
Consumer:
Residential	56,490	9.7%	55,377	9.6%
Home equity	80,543	13.9%	74,348	13.0%
Construction	7,490	1.3%	7,940	1.4%
Total consumer real estate	144,523	24.9%	137,665	24.0%
Total real estate	460,467	79.3%	453,435	79.0%
Commercial business	111,258	19.2%	110,539	19.3%
Consumer-other	9,638	1.6%	11,021	1.9%
Deferred origination fees, net	(656)	(0.1)%	(725)	(0.2)%
Total gross loans, net of deferred fees	580,707	100.0%	574,270	100.0%
Less–allowance for loan losses	(8,352)		(7,760)
Total loans, net	$572,355		$566,510

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2010 (dollars in thousands).

	One year or less	After one but within five years	After five years	Total
Real estate - mortgage	$95,382	$261,134	$75,829	$432,345
Real estate - construction	13,009	14,056	1,057	28,122
Total real estate	108,391	275,190	76,886	460,467
Commercial business	62,739	46,248	2,271	111,258
Consumer-other	5,460	3,632	546	9,638
Deferred origination fees, net	(185)	(375)	(96)	(656)
Total gross loans, net of deferred fees	$176,405	$324,695	$79,607	$580,707
Loans maturing after one year with:
Fixed interest rates				$199,644
Floating interest rates				$204,658

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
Loans maturing after one year with:
Fixed interest rates				$208,302
Floating interest rates				$204,096

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, either in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our allowance for losses policy. Management regularly evaluates the allowance for loan losses and periodically reviews the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Periodically, we adjust the amount of the allowance based on changing circumstances.

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

A significant portion of the loans in our loan portfolio have been originated in the past five years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. The benefit of having time for loans to "season," is that it allows a company to evaluate how loans perform during different economic cycles. We believe that the recent prolonged recession has allowed us to evaluate the performance of our loan portfolio during "stressful" times. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to assess the grading of each loan.

The allowance for loan losses was $8.4 million and $7.7 million at June 30, 2010 and 2009, respectively, or 1.44% and 1.36% of outstanding loans, respectively. At December 31, 2009, our allowance for loan losses was $7.8 million, or 1.35% of outstanding loans, and we had net charged-off loans of $3.6 million for the year ended December 31, 2009. During the six months ended June 30, 2010 and 2009 we had net charge-offs of $3.1 million and $1.0 million, respectively. The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers' ability to repay loans, and a decrease in values in the real estate market, which affects the value of collateral securing certain loans with the Bank.

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	June 30,
	2010	2009
Balance at beginning of period	$7,760	$7,005
Charge-offs:
Commercial	(2,182)	(253)
Real estate-construction	(342)	(560)
Real estate-mortgage	(660)	(114)
Consumer	(45)	(68)
Total charge-offs	(3,229)	(995)
Recoveries:
Commercial	119	3
Real estate-construction	1	-
Real estate-mortgage	1	-
Consumer	-	1
Total recoveries	121	4
Net loans charged-off	$(3,108)	$(991)
Provision for loan losses	3,700	1,725
Balance at end of period	$8,352	$7,739

Allowance for loan losses to gross loans	1.44%	1.36%
Net charge-offs to average loans	1.08%	0.35%

We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained independent consultants to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans as of June 30, 2010 and December 31, 2009 (dollars in thousands). Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	June 30, 2010	December 31, 2009
Loans on nonaccrual:
Mortgage	$10,291	$7,964
Commercial	2,057	3,702
Consumer	4	75
Total nonaccrual loans	12,352	11,741
Real estate acquired in settlement of loans	5,471	3,704
Total nonperforming assets	$17,823	$15,445
Loans over 90 days past due (1)	$9,883	$4,686
Nonperforming assets as a percentage of:
Total assets	2.40%	2.15%
Gross loans	3.07%	2.69%

(1) Loans over 90 days are included in nonaccrual loans

At June 30, 2010 nonperforming assets were $17.8 million, or 2.40% of total assets and 3.07% of gross loans. Comparatively, nonperforming assets were $15.5 million, or 2.15% of total assets and 2.69% of gross loans at December 31, 2009. Nonaccrual loans increased $611,000 to $12.4 million at June 30, 2010 from $11.7 million at December 31, 2009. This increase is primarily related to 12 commercial and residential real estate properties. The amount of foregone interest income on the nonaccrual loans in the first six months of 2010 was approximately $347,000. The amount of interest income recorded in the first six months of 2010 for loans that were on nonaccrual at June 30, 2010 was approximately $26,000.

Other nonperforming assets include real estate acquired in settlement of loans which increased by $1.8 million from December 31, 2009. During the first six months of 2010 we added three new properties totaling $2.0 million and sold one property and five lots of another residential property which is under development for a total of $170,000. In addition, we incurred a write-down of $10,000 on one of our properties. The balance at June 30, 2010 includes nine commercial properties totaling $4.0 million and two residential properties for $1.5 million all of which are located in Upstate South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2010. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

As a general practice, most of our loans are originated with relatively short maturities of five years or less. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using the same credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan's collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases the Bank will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, the Bank will typically seek performance under the guarantee.

In addition, approximately 80% of our loans are collateralized by real estate and over 95% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2010, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2010 and 2009, impaired loans amounted to approximately $11.2 million and $8.7 million, respectively. Specific reserves allocated to these impaired loans totaled $1.7 million and $1.4 million at June 30, 2010 and 2009, respectively. At June 30, 2010, there were approximately $3.9 million of impaired loans with specific reserves and approximately $7.2 million in impaired loans for which no specific reserve had been recognized. The average recorded investment in impaired loans for the quarters ended June 30, 2010 and 2009 was $10.7 million and $9.2 million, respectively.

The Company's loan approval process includes review of modifications on all criticized loans greater than $100,000.  A loan is considered to be a troubled debt restructuring ("TDR") when the debtor was experiencing financial difficulties and the Company provided concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  As of June 30, 2010 and December 31, 2009 we determined that we had two loans totaling $474,000 and $482,000, respectively, which we considered troubled debt restructurings. These loans are included in the nonaccrual loan amounts in the above table.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. In accordance with our Formal Agreement, we have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs to 25% of total deposits and dictate that our current interest rate risk profile determines the terms. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

The amount of out-of-market deposits was $105.6 million at June 30, 2010 and $147.9 million at December 31, 2009. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $42.2 million during the first six months of 2010, our retail deposits have increased $84.5 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 108% and 116% at June 30, 2010 and December 31, 2009, respectively

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2010 and 2009 (dollars in thousands).

	2010		2009
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$42,033	-%	$34,536	-%
Interest bearing demand deposits	72,528	1.08%	42,513	0.68%
Money market accounts	91,340	1.08%	83,271	1.17%
Savings accounts	2,590	0.13%	2,092	0.18%
Time deposits less than $100,000	81,587	2.29%	44,291	3.20%
Time deposits greater than $100,000	232,486	2.67%	274,459	2.88%
Total deposits	$522,564	1.89%	$481,162	2.20%

The $37.3 million increase in time deposits less than $100,000 for the six months ended June 30, 2010 compared to the 2009 period and the $42.0 million decrease in time deposits of $100,000 or more is a result of our intense focus to replace our out-of-market deposits with local deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $322.1 million and $246.8 million at June 30, 2010 and December 31, 2009, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2010 was as follows (dollars in thousands):

Three months or less	$48,042
Over three through six months	42,756
Over six through twelve months	58,190
Over twelve months	64,975
Total	$213,963

Capital Resources

Total shareholders' equity at June 30, 2010 was $59.9 million. At December 31, 2009, total shareholders' equity was $59.8 million.

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (total equity divided by total assets) annualized for the six months ended June 30, 2010 and the year ended December 31, 2009. Since our inception, we have not paid cash dividends.

	June 30, 2010	December 31, 2009
Return on average assets	0.03%	0.20%
Return on average equity	0.37%	2.51%
Return on average common equity	(2.49%)	0.64%
Equity to assets ratio	8.08%	8.32%
Common equity to assets ratio	6.03%	6.17%

Our return on average assets was 0.03% for the six months ended June 30, 2010 compared to 0.20% for the year ended December 31, 2009. In addition, our return on average equity decreased to 0.37% from 2.51% for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Our equity to assets ratio at June 30, 2010 was 8.08% compared to 8.32% at December 31, 2009. In addition, our return on average common equity was (2.49%) and our common equity to total assets ratio was 6.03% for the six months ended June 30, 2010.

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

In addition, due to our current financial condition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and "well capitalized" ratios applicable to all banks. Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of June 30, 2010, our capital ratios exceed the Individual Minimum Capital Ratio levels established by the OCC and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2010.

	Actual		Individual Minimum Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital (to risk weighted assets)	77,823	12.79%	72,991	12.0%	48,660	8.0%	60,826	10.0%
Tier 1 Capital (to risk weighted assets)	70,211	11.54%	60,826	10.0%	24,330	4.0%	36,495	6.0%
Tier 1 Capital (to average assets)	70,211	9.36%	67,542	9.0%	30,019	4.0%	37,523	5.0%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur. In addition, the Company must currently obtain preapproval of the Federal Reserve Board before paying dividends.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2010, unfunded commitments to extend credit were $86.5 million, of which $13.2 million was at fixed rates and $73.3 million was at variable rates. At December 31, 2009, unfunded commitments to extend credit were $90.5 million, of which approximately $10.6 million was at fixed rates and $79.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2010 there was a $4.7 million commitment under letters of credit. At December 31, 2009 there was a $5.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Our interest rate risk exposure is managed by measuring our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

The following table sets forth information regarding our rate sensitivity as of June 30, 2010 for each of the time intervals indicated (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five Years	After five years	Total
Interest-earning assets:
Federal funds sold	$22,567	$-	$-	$-	$22,567
Investment securities	4,841	12,733	43,892	23,855	85,321
Loans	307,208	38,671	185,361	37,585	568,825

Total earning assets	$334,616	$51,404	$229,253	$61,440	$676,713

Interest-bearing liabilities:
Money market and NOW	$188,772	$-	$-	$-	$188,772
Regular savings	2,831	-	-	-	2,831
Time deposits	69,349	153,829	73,550	-	296,728
Note payable and other borrowings	86,100	5,600	20,000	15,000	126,700
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$360,455	$159,429	$93,550	$15,000	$628,434

Period gap	$(25,839)	$(108,025)	$135,703	$46,440
Cumulative gap	(25,839)	(133,864)	1,839	48,279

Ratio of cumulative gap to total earning assets	(3.8)%	(19.8%)	0.3%	7.1%

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

As measured over the one-year time intervals, we were liability sensitive at both June 30, 2010 and December 31, 2009.  Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 51% of our loans were variable rate loans at June 30, 2010 and December 31, 2009, respectively. The ratio of cumulative gap to total earning assets after 12 months is (19.8%) because $133.9 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At June 30, 2010, 82.7% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $360.5 million of interest-bearing liabilities set to reprice within three months, 53.2% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At June 30, 2010, we had $133.9 million more liabilities than assets that reprice within the next twelve months. Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of June 30, 2010. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At June 30, 2010 and December 31, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $27.7 million and $12.1 million, or 3.7% and 1.7% of total assets, respectively. Our investment securities at June 30, 2010 and December 31, 2009 amounted to $94.5 million and $94.6 million, or 12.8% and 13.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines at June 30, 2010.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2010 was $7.8 million, based on the bank's $7.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have a lease on our main office building with a remaining term of eight years. The lease provides for annual lease rate escalations based on cost of living adjustments.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs.

As a result of the Treasury's CPP, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of preferred stock. This additional capital should allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments will have no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.

Stock compensation guidance was updated in April 2010 to address the classification of employee share-based payment awards with exercise prices dominated in the currency of a market in which a substantial portion of the entity's equity securities trade. The guidance states that these awards should not be considered to contain a condition that is not a market, performance, or service condition. Share based payments that contain conditions related to market, performance and service must be recorded as liabilities. These awards should not be classified as liabilities if they otherwise qualify to be classified as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the update to have an impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. [Removed and Reserved]

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 12, 2010	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: August 12, 2010	/s/James M. Austin, III
James M. Austin, III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.