Form 10-Q
period 2010-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2010-11-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,143,181 shares of common stock, $.01 par value per share, were issued and outstanding as of October 20, 2010.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,381	$5,620
Federal funds sold	28,525	6,462
Total cash and cash equivalents	32,906	12,082
Investment securities:
Investment securities available for sale	82,702	76,195
Investment securities held to maturity (fair value $109 and $9,516)	104	9,225
Other investments, at cost	9,318	9,213
Total investment securities	92,124	94,633
Loans	579,848	574,270
Less allowance for loan losses	(8,411)	(7,760)
Loans, net	571,437	566,510
Bank owned life insurance	14,408	13,974
Property and equipment, net	15,965	16,410
Deferred income taxes	3,480	3,486
Other assets	13,568	12,202
Total assets	$743,888	$719,297
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$542,742	$494,084
Federal Home Loan Bank advances and related debt	122,700	142,700
Note payable	-	4,250
Junior subordinated debentures	13,403	13,403
Other liabilities	4,937	5,019
Total liabilities	683,782	659,456
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	15,076	15,432
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,143,181 and 3,094,481 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31	31
Nonvested restricted stock	(4)	(14)
Additional paid-in capital	34,920	34,097
Accumulated other comprehensive income	471	484
Retained earnings	9,612	9,811
Total shareholders' equity	60,106	59,841
Total liabilities and shareholders' equity	$743,888	$719,297

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest income	(Unaudited)
Loans	$8,318	$7,977	$24,355	$23,685
Investment securities	661	1,129	2,402	3,390
Federal funds sold	13	9	34	17
Total interest income	8,992	9,115	26,791	27,092
Interest expense
Deposits	2,357	2,386	7,243	7,621
Borrowings	1,404	1,779	4,639	5,141
Total interest expense	3,761	4,165	11,882	12,762
Net interest income	5,231	4,950	14,909	14,330
Provision for loan losses	1,275	1,085	4,975	2,810
Net interest income after provision for loan losses	3,956	3,865	9,934	11,520
Noninterest income
Loan fee income	190	138	416	297
Service fees on deposit accounts	155	199	444	551
Income from bank owned life insurance	134	213	434	459
Gain on sale of investment securities	-	34	1,104	34
Gain on sale of property and equipment	-	-	18	-
Other than temporary impairment on investments	(450)	-	(450)	-
Real estate owned activity	(60)	(148)	(63)	(152)
Other income	118	97	340	277
Total noninterest income	87	533	2,243	1,466
Noninterest expenses
Compensation and benefits	1,700	1,980	5,974	5,867
Professional fees	134	186	464	478
Marketing	151	176	547	495
Insurance	436	352	1,116	1,143
Occupancy	535	550	1,646	1,407
Data processing and related costs	421	358	1,208	1,077
Telephone	74	76	228	186
Other	145	187	532	605
Total noninterest expenses	3,596	3,865	11,715	11,258
Income before income tax expense	447	533	462	1,728
Income tax expense	110	109	12	461
Net income	$337	$424	$450	$1,267
Preferred stock dividend	216	218	649	512
Dividend accretion	116	127	356	297
Net income (loss) available to common shareholders	$5	$79	$(555)	$458
Earnings (loss) per common share
Basic	$0.00	$0.03	$(0.18)	$0.15
Diluted	$0.00	$0.03	$(0.18)	$0.15
Weighted average common shares outstanding
Basic	3,143,181	3,048,959	3,138,301	3,046,228
Diluted	3,144,089	3,109,708	3,138,301	3,069,794

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)
(dollars in thousands, except share data)

	Common stock		Preferred	Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained	Total share- holders'
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2008	3,044,863	$30	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786
Net income	-	-	-	-	-	-	1,267	1,267
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	2,069	-	2,069
Total comprehensive income	-	-	-	-	-	-	-	3,336
Preferred stock transactions:
Proceeds from issuance of 17,299 shares of preferred stock	-	-	15,856	-	-	-	-	15,856
Proceeds from issuance of common stock warrants	-	-	-	-	1,418	-	-	1,418
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(404)	(404)
Dividend accretion	-	-	(297)	-	297	-	-	-
Proceeds from exercise of stock warrants	24,897	1	-	-	150	-	-	151
Amortization of deferred compensation on restricted stock	-	-	-	10	-	-	-	10
Compensation expense related to stock options	-	-	-	-	79	-	-	79
September 30, 2009	3,069,760	$31	$15,559	$(17)	$33,794	$990	$9,875	$60,232
December 31, 2009	3,094,481	$31	$15,432	$(14)	$34,097	$484	$9,811	$59,841
Net income	-	-	-	-	-	-	450	450
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	716	-	716
Reclassification adjustment included in net income, net of tax						(729)		(729)
Total comprehensive income	-	-	-	-	-	-	-	437
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(649)	(649)
Dividend accretion	-	-	(356)	-	356	-	-	-
Proceeds from exercise of stock warrants and options	48,700	-	-	-	295	-	-	295
Amortization of deferred compensation on restricted stock	-	-	-	10	-	-	-	10
Compensation expense related to stock options	-	-	-	-	172	-	-	172
September 30, 2010	3,143,181	$31	$15,076	$(4)	$34,920	$471	$9,612	$60,106

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the nine months ended September 30,
	2010	2009
	(Unaudited)
Operating activities
Net income	$450	$1,267
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	4,975	2,810
Depreciation and other amortization	659	494
Accretion and amortization of securities discounts and premium, net	716	286
Gain on sale of investment securities	(1,104)	(34)
Gain on sale of property and equipment	(18)	-
Loss (gain) on sale of real estate	60	(4)
Write-down of real estate owned	10	202
Other than temporary impairment on investment	450	-
Compensation expense related to stock options and grants	182	89
Increase in cash surrender value of bank owned life insurance	(434)	(459)
Decrease (increase) in deferred tax asset	12	(302)
Decrease in other assets, net	1,244	243
Increase in other liabilities, net	(82)	(784)
Net cash provided by operating activities	7,120	3,808
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(13,079)	(9,242)
Purchase of property and equipment	(195)	(4,913)
Purchase of investment securities:
Available for sale	(86,241)	(37,118)
Other investments	(750)	(894)
Payments and maturity of investment securities:
Available for sale	16,469	23,675
Held to maturity	1,096	2,698
Other investments	138	266
Proceeds from sale of investment securities	71,717	-
Proceeds from sale of property and equipment	18	-
Proceeds from sale of real estate acquired in settlement of loans	477	389
Net cash used for investing activities	(10,350)	(25,139)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	48,658	25,279
Increase in short-term repurchase agreements	-	5,000
Decrease in note payable	(4,250)	(10,250)
Decrease in Federal Home Loan Bank advances and related debt	(20,000)	-
Proceeds from the issuance of preferred stock	-	15,856
Proceeds from the issuance of stock warrant	-	1,418
Cash dividend on preferred stock	(649)	(404)
Proceeds from the exercise of stock options and warrants	295	151
Net cash provided by financing activities	24,054	37,050
Net increase in cash and cash equivalents	20,824	15,719
Cash and cash equivalents at beginning of the period	12,082	13,160
Cash and cash equivalents at end of the period	$32,906	$28,879

	For the nine months ended September 30,
	2010	2009
	(Unaudited)
Supplemental information
Cash paid for
Interest	$11,814	$13,052
Income taxes	$-	$605
Schedule of non-cash transactions
Real estate acquired in settlement of loans	$3,177	$4,263
Transfer from real estate acquired in settlement of loans to real estate held for investment	$-	$1,700
Unrealized gain on securities, net of income taxes	$716	$2,069

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (Registration Number 000-27719) as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

Formal Agreement with the Office of the Comptroller of the Currency

On June 8, 2010, the Bank entered into a formal agreement (the "Formal Agreement") with its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and believe the Company is currently in compliance with substantially all of the requirements of the Formal Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more discussion of the Formal Agreement.

NOTE 2. Note Payable

The Company had a $4.3 million term note with Silverton Bridge Bank, N.A. ("Silverton") at December 31, 2009, bearing interest at the prime rate plus 0.5% with a floor rate of 4.0% and maturing on April 30, 2014. On August 10, 2010, the Company repaid the note payable in full.

NOTE 3. Preferred Stock Issuance

On February 27, 2009, as part of the U.S. Treasury Department's Capital Purchase Program ("CPP"), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 330,554 shares of the Company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company is current on its dividend obligations. The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.85 per share of the common stock. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 4. Earnings (loss) per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and nine month periods ended September 30, 2010 and 2009. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At September 30, 2010 and 2009, 684,929 and 442,079 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended September 30,
		2010	2009
	Numerator:
	Net income	$337	$424
Less:	Preferred stock dividend	216	218
	Dividend accretion (1)	116	127
	Net income available to common shareholders	$5	$79
	Denominator:
	Weighted-average common shares outstanding - basic	3,143,181	3,048,959
	Common stock equivalents	908	60,749
	Weighted-average common shares outstanding - diluted	3,144,089	3,109,708
	Earnings per common share:
	Basic	$0.00	$0.03
	Diluted	$0.00	$0.03

		Nine months ended September 30,
		2010	2009
	Numerator:
	Net income	$450	$1,267
Less:	Preferred stock dividend	649	512
	Dividend accretion (1)	356	297
	Net income (loss) available to common shareholders	$(555)	$458
	Denominator:
	Weighted-average common shares outstanding - basic	3,138,301	3,046,228
	Common stock equivalents	-	23,566
	Weighted-average common shares outstanding - diluted	3,138,301	3,069,794
	Earnings (loss) per common share:
	Basic	$(0.18)	$0.15
Diluted		$(0.18)	$0.15

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2010:
Securities available for sale:
State and political subdivisions	$-	$10,778	$-
Mortgage-backed securities	-	66,576	5,348
Other investments	-	-	9,318
Total	$-	$77,354	$14,666

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009:
Securities available for sale:
Government sponsored enterprises	$-	$11,540	$-
State and political subdivisions	-	5,309	-
Mortgage-backed securities	-	52,688	6,658
Other investments	-	-	9,213
Total	$-	$69,537	$15,871

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2010 to September 30, 2010 for all Level 3 assets that are measured at fair value on a recurring basis (dollars in thousands).

	Collateralized mortgage obligations	Other investments
Beginning balance	$6,658	$9,213
Total realized and unrealized gains or losses:
Included in earnings	(450)	-
Included in other comprehensive income	-	-
Purchases, sales and principal reductions	(860)	(105)
Transfers in and/or out of Level 3	-	-
Ending Balance	$5,348	$9,318

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

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2010:
Impaired loans	$-	$8,175	$-
Other Real Estate Owned	-	6,334	-

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009:
Impaired loans	$-	$9,823	$-
Other real estate owned	-	3,704	-

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

The following is a description of valuation methodologies used to estimate fair value for certain other financial instruments.

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

The estimated fair values of the Company's financial instruments at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$32,906	$32,906	$12,082	$12,082
Investment securities available for sale	82,702	82,702	76,195	76,195
Investment securities held to maturity	104	109	9,225	9,516
Other investments	9,318	9,318	9,213	9,213
Loans, net	571,437	582,536	566,510	575,396
Bank owned life insurance	14,408	14,408	13,974	13,974
Financial Liabilities:
Deposits	542,742	513,022	494,084	461,744
Federal Home Loan Bank advances and related debt	122,700	142,530	142,700	163,818
Note payable	-	-	4,250	4,603
Junior subordinated debentures	13,403	3,784	13,403	4,139

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2010 and assesses our financial condition as of September 30, 2010. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Beginning in 2008 and continuing through the first nine months of 2010, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

The Formal Agreement with the OCC also requires the establishment of certain plans and programs within various time periods.   In addition, the Formal Agreement requires that various reports be submitted to the OC on a quarterly basis until the Formal Agreement is terminated. After having completed the requirements set forth below, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment until we receive formal OCC approval, which we have not received.

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
  Policies and procedures were revised or established and approved relating to the following issues:

(1) Loan policies and procedures.
(2) Certain policies, procedures and programs relating to reducing criticized assets.
(3) Policies related to managing OREO.
(4) Procedures for maintaining an adequate allowance for loan losses.
(5) Appraisal policy to ensure appraisals conform to appraisal standards and regulations.
  Current and satisfactory credit information was obtained on all loans lacking such information to ensure proper collateral documentation is in place;
  We received and evaluated current independent appraisals or updated appraisals on loans secured by certain properties;
  The Bank's liquidity position was enhanced. We reduced our level of brokered deposits to comply with the OCC agreed upon levels.
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

In addition, we have agreed with the OCC that the Bank will maintain a total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2010, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of September 30, 2010.

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

Effect of Economic Trends

The first nine months of 2010 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury ("Treasury") and the Federal Reserve Bank ("Federal Reserve") to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the Federal Deposit Insurance Corporation (the "FDIC") and other governmental agencies continue to enact rules and regulations to implement the Emergency Economic Stabilization Act of 2008 ("EESA"), the Troubled Asset Relief Program ("TARP"), the Financial Stability Plan, the American Recovery and Reinvestment Act ("ARRA"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP Capital Purchase Program ("CPP") or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the recent challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

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

On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

  On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program ("TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions: (i) guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee (the "Debt Guarantee Program"); and (ii) unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance (the "Transaction Account Guarantee Program"). We are participating in the Transaction Account Guarantee Program (the "TAGP") and have opted out of the Debt Guarantee Program (the "DGP").

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

  On February 17, 2009, the ARRA was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The ARRA specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The ARRA also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The ARRA also imposes certain limitations on compensation paid by participants in the TARP CPP.

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

  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds ("PPIFs") to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers. As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S. The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions. The Dodd-Frank Act also alters certain corporate governance matters affecting public companies. Over the next 6 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks.

  Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III"). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The U.S. federal banking agencies support this agreement. The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.

  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

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

Although the TAGP expires on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts. This deposit insurance mandate created by the Dodd-Frank Act will take effect on December 31, 2010, and will continue through December 31, 2012. The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP. Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the continuing effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

RESULTS OF OPERATIONS

Income Statement Review

Summary

Three months ended September 30, 2010 and 2009

Our net income was $337,000 and $424,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $87,000, or 20.5%. The decrease in net income resulted primarily from a $190,000 increase in the provision for loan losses and a $450,000 impairment charge on an investment security, partially offset by a $281,000 increase in net interest income and a $269,000 decrease in noninterest expenses. After our dividend payment to the US Treasury as our preferred shareholder, net income to common shareholders for the third quarter of 2010 was $5,000. Our efficiency ratio, excluding the gain on sale of investments, impairment charge, and real estate owned activity, was 61.7% for the three months ended September 30, 2010 compared to 69.1% for the same period in 2009. The improvement in the efficiency ratio relates primarily to the increase in net interest income and decrease in compensation costs during the third quarter 2010.

Nine months ended September 30, 2010 and 2009

Our net income was $450,000 and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $817,000, or 64.5%. The decrease in net income resulted primarily from a $2.2 million increase in the provision for loan losses and $450,000 impairment charge on an investment security, partially offset by a $1.1 million gain on sale of investment securities. In addition, net interest income increased by $579,000 and noninterest income, excluding the gain on sale and impairment charge on investment securities, increased by $123,000, while income tax expense decreased by $449,000. Offsetting these increases in income was a $457,000 increase in noninterest expenses. After our dividend payments to the US Treasury as our preferred shareholder, the net loss to common shareholders for the first nine months of 2010 was $555,000. Our efficiency ratio, excluding the gain on sale of investments, impairment charge, and real estate owned activity, was 70.7% for the nine months ended September 30, 2010 compared to 70.8% for the same period in 2009. The efficiency ratio remained virtually unchanged for the nine months ended September 30, 2010 compared the same period in 2009 as the increase in net interest income for the 2010 period was offset by additional general and administrative expenses during the same time period.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For each of the three month periods ended September 30, 2010 and 2009 our net interest income was $5.2 million and $5.0 million, respectively. Our average earning assets increased $10.5 million during the three months ended September 30, 2010 compared to the average for the three months ended September 30, 2009, while our interest bearing liabilities increased only $2.8 million due to the majority of our deposit growth being in non-interest bearing liabilities. The increase in average earning assets is primarily related to a $10.0 million increase in our average loans while the increase in average interest-bearing liabilities is related to a $42.7 million increase in interest bearing deposits, partially offset by a $39.9 million decrease in notes payable and other borrowings.

Our net interest income was $14.9 million and $14.3 million for the nine month periods ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, our average earning assets increased $19.3 million and our average interest bearing liabilities increased only $10.3 million compared to the nine months ended September 30, 2009 due to the majority of our deposit growth being in non-interest bearing liabilities. The increase in average earning assets is primarily related to a $12.3 million increase in our average loans and a $7.9 million increase in federal funds sold, while the increase in average interest-bearing liabilities is related to a $37.5 million increase in interest bearing deposits, partially offset by a $27.2 million decrease in notes payable and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2010 and 2009. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following tables set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities (dollars in thousands). We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three and nine month periods ended September 30, 2010 and 2009, we had only $100,000 in interest-bearing deposits at another bank and had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates For the Three Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Earnings
Federal funds sold	$22,103	$13	0.23%	$18,228	$9	0.20%
Investment securities, taxable	86,700	576	2.64%	96,754	1,093	4.48%
Investment securities, nontaxable (2)	10,504	137	5.18%	3,774	58	6.10%
Loans	580,236	8,318	5.69%	570,244	7,977	5.55%
Total interest-earning assets	699,543	9,044	5.13%	689,000	9,137	5.26%
Noninterest-earning assets	43,229			39,539
Total assets	$742,772			$728,539
Interest-bearing liabilities
NOW accounts	$113,119	393	1.38%	$44,001	77	0.69%
Savings & money market	94,783	225	0.94%	86,181	241	1.11%
Time deposits	282,061	1,739	2.45%	317,059	2,068	2.59%
Total interest-bearing deposits	489,963	2,357	1.91%	447,241	2,386	2.12%
Note payable and other borrowings	124,382	1,309	4.18%	164,318	1,681	4.06%
Junior subordinated debentures	13,403	95	2.81%	13,403	98	2.90%
Total interest-bearing liabilities	627,748	3,761	2.38%	624,962	4,165	2.64%

Noninterest-bearing liabilities	54,454			43,436
Shareholders' equity	60,570			60,141
Total liabilities and shareholders' equity	$742,772			$728,539
Net interest spread			2.75%			2.62%
Net interest income (tax equivalent) / margin		$5,283	3.00%		$4,972	2.86%
Less: tax-equivalent adjustment (2)		52			22
Net interest income		$5,231			$4,950

(1) Annualized for the three month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets. Our net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2010 was 3.00% compared to 2.86% for the three months ended September 30, 2009. Our net interest spread was 2.75% for the three months ended September 30, 2010 compared to 2.62% for the three months ended September 30, 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The increase in net interest margin resulted primarily from the 13 basis point increase in our net interest spread. The increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended September 30, 2010. While our loan yield increased 14 basis points for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, our investment yield decreased 163 basis points, causing the yield on our interest-earning assets to decrease by 13 basis points during the same period. However, the decrease in our interest-earning asset yield was offset by a 26 basis point decrease in the cost of our interest bearing liabilities. During the third quarter of 2010 the cost of our interest-bearing deposits decreased by 21 basis points compared to the same period in 2009 while the cost of our borrowings increased by 7 basis points due to the maturity of several lower costing instruments. As of September 30, 2010, substantially all of our Federal Home Loan Bank ("FHLB") advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $3.7 million increase in average noninterest-earning assets during the three months ended September 30, 2010 compared to the same period in 2009 is due primarily to increases of $2.3 million in both prepaid FDIC insurance and real estate owned. In addition, average noninterest-bearing liabilities increased $11.0 million during the 2010 period, primarily due to increased noninterest bearing deposits.

	Average Balances, Income and Expenses, Yields and Rates For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Earnings
Federal funds sold	$20,564	$34	0.22%	$12,713	$17	0.18%
Investment securities, taxable	91,118	2,216	3.25%	95,357	3,282	4.61%
Investment securities, nontaxable (2)	7,164	300	5.60%	3,791	174	6.16%
Loans	580,258	24,355	5.61%	567,921	23,685	5.59%
Total interest earning assets	699,104	26,905	5.15%	679,782	27,158	5.36%
Non-interest earning assets	43,359			38,153
Total assets	$742,463			$717,935
Interest bearing liabilities
NOW accounts	$86,207	782	1.21%	$43,015	220	0.69%
Savings & money market	94,217	716	1.02%	85,639	723	1.13%
Time deposits	303,285	5,745	2.53%	317,516	6,678	2.82%
Total interest-bearing deposits	483,709	7,243	2.00%	446,170	7,621	2.29%
Note payable and other borrowings	135,260	4,373	4.32%	162,489	4,803	3.96%
Junior subordinated debentures	13,403	266	2.65%	13,403	338	3.38%
Total interest bearing liabilities	632,372	11,882	2.51%	622,062	12,762	2.75%
Non-interest bearing liabilities	49,433			40,803
Shareholders' equity	60,658			55,070
Total liabilities and shareholders' equity	$742,463			$717,935
Net interest spread			2.63%			2.61%
Net interest income (tax equivalent) / margin		$15,023	2.87%		$14,396	2.84%
Less: tax-equivalent adjustment (2)		114			66
Net interest income / margin		$14,909			$14,330

(1) Annualized for the nine month period.
(2) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2010 was 2.87% compared to 2.84% for the nine months ended September 30, 2009. During the first nine months of 2010, interest-earning assets averaged $699.1 million compared to $679.8 million during the same period of 2009. Our net interest spread was 2.63% for the nine months ended September 30, 2010 compared to 2.61% for the nine months ended September 30, 2009.

The slight increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended September 30, 2010. While our loan yield increased slightly by 2 basis points for the nine months ended September 30, 2010 compared to the same period in 2009, our investment yield decreased 125 basis points, resulting in a 21 basis point decrease in the yield on our interest earning assets during the same period. However, the decrease in our interest earning asset yield was offset by a 24 basis point decrease in the cost of our interest-bearing liabilities. During the first nine months of 2010, the cost of our interest bearing deposits decreased by 29 basis points compared to the first nine months of 2009, while the cost of our borrowings increased by 26 basis points due to the maturity of several lower costing borrowing instruments. As of September 30, 2010, substantially all of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $5.2 million increase in average noninterest-earning assets during the nine months ended September 30, 2010 compared to the same period in 2009 is due to a $2.3 million increase in property and equipment related to the construction of our new regional headquarters facility in Columbia, South Carolina as well as increases in both prepaid FDIC insurance and other real estate owned. Average noninterest-bearing liabilities increased $8.6 million during the 2010 period, primarily due to increased noninterest bearing deposits. In addition, the $5.6 million increase in shareholders' equity during the 2010 period is primarily related to the $17.3 million received in February 2009 for the issuance of the Series T Preferred Stock under the TARP CPP.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended
	September 30, 2010 vs. 2009				September 30, 2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$138	$199	$4	$341	$273	$(984)	$(32)	$(743)
Investment securities	(37)	(446)	15	(468)	86	(224)	(15)	(153)
Federal funds sold	3	1	-	4	32	(51)	(29)	(48)
Total interest income	104	(246)	19	(123)	391	(1,259)	(76)	(944)

Interest expense
Deposits	347	(339)	(37)	(29)	108	(1,216)	(37)	(1,145)
Note payable and other	(410)	50	(12)	(372)	45	120	3	168
Junior subordinated debt	-	(3)	-	(3)	-	(74)	-	(74)
Total interest expense	(63)	(292)	(49)	(404)	153	(1,170)	(34)	(1,051)

Net interest income	$167	$46	$68	$281	$238	$(89)	$(42)	$107

	Nine Months Ended
	September 30, 2010 vs. 2009				September 30, 2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest income
Loans	$574	$94	$2	$670	$1,274	$(4,032)	$(187)	$(2,945)
Investment securities	(30)	(966)	8	(988)	143	(569)	(21)	(447)
Federal funds sold	11	4	2	17	(19)	(219)	17	(221)
Total interest income	555	(868)	12	(301)	1,398	(4,820)	(191)	(3,613)
Interest expense
Deposits	670	(956)	(92)	(378)	497	(4,191)	(180)	(3,874)
Note payable and other	(786)	427	(71)	(430)	119	56	2	177
Junior subordinated debt	-	(72)	-	(72)	-	(231)	-	(231)
Total interest expense	(116)	(601)	(163)	(880)	616	(4,366)	(178)	(3,928)
Net interest income	$671	$(267)	$175	$579	$782	$(454)	$(13)	$315

Net interest income, the largest component of our income, was $5.2 million for the three month period ended September 30, 2010 and $5.0 million for the three months ended September 30, 2009. Average interest-earning assets were $10.5 million higher during the three months ended September 30, 2010 compared to the same period in 2009, while average interest-bearing liabilities increased $2.8 million. The higher average balances resulted in $167,000 of additional net interest income for the three months ended September 30, 2010, while lower rates on these average balances produced additional net interest income of $46,000.

In addition, net interest income was $14.9 million and $14.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the 2010 period related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities. Average interest-earning assets were $19.3 million higher during the nine months ended September 30, 2010 compared to the same period in 2009, while average interest-bearing liabilities increased $10.3 million. The higher average balances resulted in $671,000 of additional net interest income for the nine months ended September 30, 2010; however, lower rates on the average balances reduced net interest income by $267,000.

Three months ended September 30, 2010 and 2009

Interest income for the three months ended September 30, 2010 was $9.0 million, consisting of $8.3 million on loans, $661,000 on investments, and $13,000 on federal funds sold. Interest income for the three months ended September 30, 2009 was $9.1 million, consisting of $8.0 million on loans, $1.1 million on investments, and $9,000 on federal funds sold. Interest on loans for the three months ended September 30, 2010 and 2009 represented 92.5% and 87.5%, respectively, of total interest income, while income from investments and federal funds sold represented only 7.5% and 12.5%, respectively, of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 82.9% and 82.8% of average interest-earning assets for the three months ended September 30, 2010 and 2009, respectively. Included in interest income on loans for the three months ended September 30, 2010 and 2009 was $112,000 and $145,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended September 30, 2010 was $3.8 million, consisting of $2.4 million related to deposits and $1.4 million related to other borrowings. Interest expense for the three months ended September 30, 2009 was $4.2 million, consisting of $2.4 million related to deposits and $1.8 million related to other borrowings. Interest expense on deposits for the three months ended September 30, 2010 and 2009 represented 62.7% and 57.3%, respectively, of total interest expense, while interest expense on other borrowings represented 37.3% and 42.7%, respectively, of total interest expense for the same three month periods. During the three months ended September 30, 2010, average interest-bearing deposits increased by $42.7 million over the same period in 2009, while our notes payable and other borrowings decreased $39.9 million during the three months ended September 30, 2010 over the same period in 2009.

Nine months ended September 30, 2010 and 2009

Interest income for the nine months ended September 30, 2010 was $26.8 million, consisting of $24.4 million on loans, $2.4 million on investments, and $34,000 on federal funds sold. Interest income for the nine months ended September 30, 2009 was $27.1 million, consisting of $23.7 million on loans, $3.4 million on investments, and $17,000 on federal funds sold. Interest income on loans for the nine months ended September 30, 2010 and 2009 represented 90.9% and 87.4%, respectively, of total interest income, while income from investments and federal funds sold represented only 9.1% and 12.6%, respectively, of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 83.0% and 83.5% of average interest-earning assets for the nine months ended September 30, 2010 and 2009, respectively. Included in interest income on loans for the nine months ended September 30, 2010 and 2009 was $344,000 and $462,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the nine months ended September 30, 2010 was $11.9 million, consisting of $7.2 million related to deposits and $4.6 million related to borrowings. Interest expense for the nine months ended September 30, 2009 was $12.8 million, consisting of $7.6 million related to deposits and $5.1 million related to borrowings. Interest expense on deposits for the nine months ended September 30, 2010 and 2009 represented 61.0% and 59.7%, respectively, of total interest expense, while interest expense on other borrowings represented 39.0% and 40.3%, respectively, of total interest expense for the same nine month periods. During the nine months ended September 30, 2010, average interest-bearing deposits increased by $37.5 million over the same period in 2009, while our notes payable and other borrowings decreased $27.2 million during the nine months ended September 30, 2010 over the same period in 2009.

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

Three and nine months ended September 30, 2010 and 2009

For the three months ended September 30, 2010 and 2009, we incurred a noncash expense related to the provision for loan losses of $1.3 million and $1.1 million, respectively, bringing the allowance for loan losses to $8.4 million and $7.9 million, respectively. The allowance represented 1.45% of gross loans at September 30, 2010 and 1.39% of gross loans at September 30, 2009. During the three months ended September 30, 2010, we charged-off $1.2 million of loans and recorded $6,000 of recoveries on loans previously charged-off. During the three months ended September 30, 2009, we charged-off $1.0 million of loans and recorded $91,000 of recoveries on loans previously charged-off. The $1.2 million and $909,000 net charge-offs during the third quarters of 2010 and 2009, respectively, represented 0.83% and 0.63% of the average outstanding loan portfolio for the three months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, we incurred a noncash expense related to the provision for loan losses of $5.0 million, bringing the allowance for loan losses to $8.4 million, or 1.45% of gross loans, as of September 30, 2010. The $5.0 million provision for the nine months ended September 30, 2010 related to the $4.5 million of loans charged-off, partially offset by $127,000 of recoveries on loans previously charged-off. In contrast, for the nine months ended September 30, 2009, we added $2.8 million to the provision for loan losses, resulting in an allowance of $7.9 million at September 30, 2009. We charged-off $2.0 million of loans and recorded $95,000 of recoveries on loans previously charged-off during the nine months ended September 30, 2009. The $4.3 million and $1.9 million net charge-offs during the first nine months of 2010 and 2009, respectively, represented 1.00% and 0.45% of the average outstanding loan portfolio for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010 and 2009, the allowance for loan losses represented 81.3% and 80.2% of the amount of non-performing loans. A significant portion, or 81.6%, of nonperforming loans at September 30, 2010 is secured by real estate. Our nonperforming loans have been written down to approximately 64% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $5.0 million for the nine months ended September 30, 2010 to be adequate.

Noninterest Income

The following table sets forth information related to our noninterest income (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Loan fee income	$190	$138	$416	$297
Service fees on deposit accounts	155	199	444	551
Income from bank owned life insurance	134	213	434	459
Gain on sale investment securities	-	34	1,104	34
Gain on sale of property and equipment	-	-	18	-
Other than temporary impairment on investment	(450)	-	(450)	-
Real estate owned activity	(60)	(148)	(63)	(152)
Other income	118	97	340	277
Total noninterest income	$87	$533	$2,243	$1,466

Three months ended September 30, 2010 and 2009

Noninterest income for the three month period ended September 30, 2010 was $87,000, a decrease of 83.7% over noninterest income of $533,000 for the same period of 2009. The $446,000 decrease during the 2010 period is related primarily to a $450,000 impairment charge on an investment security. Partially offsetting the impairment charge were increases of $52,000 in loan fee income, $88,000 in real estate owned activity, and $21,000 from other income. In addition, noninterest income decreased by $44,000 related to service fees on deposit accounts and $79,000 in income from bank owned life insurance.

Loan fee income was $190,000 and $138,000 for the three months ended September 30, 2010 and 2009, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party. The $52,000 increase in loan fee income third quarter of 2010 compared to the same period in 2009 related primarily to the $63,000 increase in mortgage origination fees. Mortgage origination fees were $159,000 for the three months ended September 30, 2010 compared to $96,000 for the same period in 2009. Income related to fees received from the issuance of lines and letters of credit was $10,000 for the third quarter of 2010 and $12,000 for the third quarter of 2009, while late charge fees were $21,000 and $30,000 for the three month periods ended September 30, 2010 and 2009, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions. Deposit fees were $155,000 and $199,000 for the three months ended September 30, 2010 and 2009, respectively. The $44,000 decrease is primarily related to a $52,000 decrease in NSF fees and a $2,000 decrease in overdraft and returned item fees, partially offset by a $10,000 increase in deposit related fees such as service charges. Service charge fees were $77,000 and $67,000 for the three months ended September 30, 2010 and 2009, respectively, while other fees such as overdraft and returned item fees were $12,000 and $14,000 for the same periods in 2010 and 2009, respectively. NSF fee income was $66,000 and $118,000 for the third quarters of 2010 and 2009, respectively, representing 42.6% of total service fees on deposits in the 2010 period compared to 59.3% of total service fees on deposits in the 2009 period.

Income derived from bank owned life insurance was $134,000 and $213,000 for the three months ended September 30, 2010 and 2009, respectively. The $79,000 decrease in income from life insurance is due to reduced rates of return on the insurance policies due to the current market environment.

We recorded a $450,000 other-than-temporary impairment charge on one of our private-label collateralized mortgage obligations during the three months ended September 30, 2010.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans. For the three months ended September 30, 2010, our expenses related to the properties we owned exceeded income received on the real estate by $60,000. Rental income was $39,000 for the third quarter of 2010 and expenses such as maintenance, legal and property taxes were $34,000. In addition, the loss on the sale of real estate owned properties was $65,000 during the three months ended September 30, 2010. Comparatively, during the third quarter of 2009, income from real estate owned was $75,000 and expenses related to owning the real estate were $31,000. In addition, we recorded a $192,000 write-down on a property for a net loss of $148,000 for the three months ended September 30, 2009.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers. Other income was $118,000 and $97,000 for the three months ended September 30, 2010 and 2009, respectively. The $21,000 increase related primarily to an $19,000 increase in debit card transaction fees and a $2,000 increase in other client service related fees. Debit card transaction fees were $88,000 and $69,000 for the three months ended September 30, 2010 and 2009, respectively, and represented 74.6% and 71.1% of total other income for the third quarters of 2010 and 2009, respectively. The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs. The debit card transaction costs were $35,000 and $27,000 for the three months ended September 30, 2010 and 2009, respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended September 30, 2010 and 2009 was $53,000 and $42,000, respectively. Wire transfer and other deposit related fees were $30,000 and $28,000 for the third quarters ended September 30, 2010 and 2009, respectively.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. The results of this proposed legislation may impact our other income from debit card transactions in the future.

Nine months ended September 30, 2010 and 2009

Noninterest income in the nine month period ended September 30, 2010 was $2.2 million, an increase of 53.0% over noninterest income of $1.5 million in the same period of 2009. The $777,000 increase in noninterest income is related primarily to a $1.1 million gain on sale of investment securities, partially offset by a $450,000 impairment charge on an investment security. In addition, noninterest income also increased by $119,000 from loan fee income, $89,000 from real estate owned activity, and $63,000 from other income. However, these increases were partially offset by a $107,000 decrease in service fees on deposit accounts and $25,000 decrease in income from bank owned life insurance.

Loan fee income was $416,000 and $297,000 for the nine months ended September 30, 2010 and 2009, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party. The $119,000 increase for the nine months ended September 30, 2010 compared to the same period in 2009 related primarily to an increase of $131,000 in mortgage origination fees, partially offset by a decrease of $4,000 in late charge fees and $8,000 in fees from issuance of lines and letters of credit. Mortgage origination fees were $316,000 and $185,000 for the nine months ended September 30, 2010 and 2009, respectively. Late charge fees were $73,000 and $77,000 for the first nine months of 2010 and 2009, respectively, while income related to issuance of lines and letters of credit was $27,000 and $35,000 for the same periods in 2010 and 2009, respectively.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client NSF transactions. Deposit fees were $444,000 and $551,000 for the nine months ended September 30, 2010 and 2009, respectively. The $107,000 decrease is primarily related to a $132,000 decrease in NSF fees, partially offset by a $29,000 increase in deposit related fees. NSF income decreased $132,000 to $197,000 for the nine months ended September 30, 2010 from $329,000 for the same period in 2009, representing 44.4% of total service fees on deposits in the 2010 period compared to 59.7% of total service fees on deposits in the 2009 period. Service charge fees were $211,000 and $182,000 for the nine months ended September 30, 2010 and 2009, respectively, while other fees such as overdraft and returned item fees were $36,000 and $40,000, respectively.

Income derived from life insurance was $434,000 and $459,000 for the nine months ended September 30, 2010 and 2009, respectively. The $25,000 decrease in income from life insurance is due to reduced rates of return on the insurance policies due to the current market environment.

We recorded a $1.1 million gain on sale of investment securities during the nine months ended September 30, 2010. We sold $59.2 million of securities and purchased $58.2 million of securities, allowing us to reposition our investment portfolio to better match our anticipated future cashflow needs. The gain on sale also assisted us in meeting our higher regulatory capital requirements. In addition, we recorded a $450,000 other-than-temporary impairment charge on one of our private-label collateralized mortgage obligations during the nine months ended September 30, 2010. Comparatively, we recorded a $34,000 gain on sale of investment securities during the nine months ended September 30, 2009.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans. For the nine months ended September 30, 2010 and 2009, our expenses related to owning the real estate exceeded income received on the properties by $63,000 and $152,000 respectively. Rental income was $114,000 for the nine months of 2010 and expenses such as maintenance, legal and property taxes were $107,000. In addition, we recorded a $60,000 loss on sale and $10,000 write-down on real estate owned during the first nine months of 2010. For the first nine months of 2009, income on real estate owned was $124,000 and expenses related to owning the real estate were $78,000. In addition, we recorded a $4,000 gain on the sale of real estate owned and write-downs of $202,000 during the nine months ending September 30, 2009 for a net loss of $152,000.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers. Other income was $340,000 and $277,000 for the nine months ended September 30, 2010 and 2009, respectively. The $63,000 increase relates primarily to a $52,000 increase in debit card transaction fees and an $11,000 increase in other client service related fees. Debit card transaction fees were $249,000 and $197,000 for the nine months ended September 30, 2010 and 2009, respectively and represented 73.2% and 71.1% of total other income for the first nine months of 2010 and 2009, respectively. The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs. The debit card transaction costs were $94,000 and $75,000 for the nine months ended September 30, 2010 and 2009, respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the nine months ended September 30, 2010 and 2009 was $155,000 and $122,000, respectively.

As previously reported, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Act. The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. The results of this proposed legislation may impact our other income from debit card transactions in the future.

Noninterest expenses

The following table sets forth information related to our noninterest expenses (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Compensation and benefits	$1,700	1,980	$5,974	$5,867
Professional fees	134	186	464	478
Marketing	151	176	547	495
Insurance	436	352	1,116	1,143
Occupancy	535	550	1,646	1,407
Data processing and related costs	421	358	1,208	1,077
Telephone	74	76	228	186
Other	145	187	532	605
Total noninterest expenses	$3,596	3,865	$11,715	$11,258

Three months ended September 30, 2010 and 2009

We incurred noninterest expenses of $3.6 million for the three months ended September 30, 2010 compared to $3.9 million for the three months ended September 30, 2009, an decrease of $269,000 or 7.0%.

Noninterest expense as a percentage of noninterest income and net interest income, excluding the gain on sale and impairment charge on investments and real estate owned activity, or the efficiency ratio, was 61.7% for the three months ended September 30, 2010 compared to 69.1% for the same period in 2009. The improvement in the efficiency ratio relates primarily to the increase in net interest income and decrease in compensation costs during the third quarter 2010.

For the three months ended September 30, 2010, compensation and benefits, occupancy, and data processing and related costs represented 73.9% of the total noninterest expense compared to 74.7% for the same period in 2009.

Nine months ended September 30, 2010 and 2009

We incurred noninterest expenses of $11.7 million for the nine months ended September 30, 2010 compared to $11.3 million for the nine months ended September 30, 2009, an increase of $457,000, or 4.1%.

The efficiency ratio, or noninterest expense as a percentage of noninterest income and net interest income, excluding the gain on sale and impairment charge on investments and real estate owned activity, was 70.7% for the nine months ended September 30, 2010 compared to 70.8% for the same period in 2009. The efficiency ratio remained virtually unchanged for the nine months ended September 30, 2010 compared the same period in 2009 as the increase in net interest income for the 2010 period was offset by additional general and administrative expenses during the same time period.

For the nine months ended September 30, 2010, compensation and benefits, occupancy, and data processing and related costs represented 75.4% of the total noninterest expense compared to 74.2% for the same period in 2009.

The following table sets forth information related to our compensation and benefits (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Base compensation	$1,618	$1,536	$4,773	4,284
Incentive compensation	(92)	121	214	563
Total compensation	1,526	1,657	4,987	4,847
Benefits	208	360	1,088	1,126
Capitalized loan origination costs	(34)	(37)	(101)	(106)
Total compensation and benefits	$1,700	$1,980	$5,974	5,867

Three months ended September 30, 2010 and 2009

Total compensation and benefits expense was $1.7 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively. Compensation and benefits represented 47.3% and 51.2% of our total noninterest expense for the three months ended September 30, 2010 and 2009, respectively. The $280,000 decrease in compensation and benefits in the third quarter of 2010 compared to the same period in 2009 resulted from decreases of $213,000 in incentive compensation and $152,000 in benefits expense, partially offset by an increase of $82,000 in base compensation expense. In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $3,000.

The $82,000 increase in base compensation expense related primarily to the cost of two additional full-time employees as we have added two positions in our information technology and support departments. Incentive compensation represented (5.4%) and 6.1% of total compensation and benefits for the three months ended September 30, 2010 and 2009, respectively. The incentive compensation expense recorded for the third quarters of 2010 and 2009 represented an accrual of the estimated incentive compensation earned during the third quarter of the respective year. Benefits expense decreased $152,000 in the third quarter of 2010 compared to the same period in 2009. The decrease in benefit expense is related to a reduction in the accrual related to our executive retirement plan. Benefits expense represented 13.6% and 21.7% of the total compensation for the three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010 and 2009

Total compensation and benefits expense was $6.0 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively. Compensation and benefits represented 51.0% and 52.1% of our total noninterest expense for the nine months ended September 30, 2010 and 2009, respectively. The $107,000 increase in compensation and benefits in the first nine months of 2010 compared to the same period in 2009 resulted from increases of $489,000 in base compensation, partially offset by a reduction of $349,000 in incentive compensation, and $38,000 in benefits expense. In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased by $5,000.

The $489,000 increase in base compensation expense related primarily to the cost of the additional employees hired to staff our new regional headquarters in Columbia, South Carolina. We have also added positions in client services, deposit operations, and information technology and support during the past twelve months. Incentive compensation represented 3.6% and 9.6% of total compensation and benefits for the nine months ended September 30, 2010 and 2009, respectively. The incentive compensation expense recorded for the first nine months of 2010 and 2009 represented an accrual of the estimated incentive compensation earned during the first nine months of the respective year. Benefits expense decreased $38,000 in the first nine months of 2010 compared to the same period in 2009. The decrease in benefit expense is related to a reduction in the accrual related to our executive retirement plan. Benefits expense represented 21.8% and 23.2% of the total compensation for the nine months ended September 30, 2010 and 2009, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Data processing costs	$318	$259	$909	$810
Debit card transaction expense	35	27	94	75
Courier expense	27	28	81	82
Other expenses	41	44	124	110
Total data processing and related costs	$421	$358	$1,208	$1,077

Three and nine months ended September 30, 2010 and 2009

Total data processing and related costs were $421,000 and $358,000, an increase of $63,000, or 17.6%, for the three months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010 and the same period of 2009, our data processing and related costs were $1.2 million and $1.1 million, respectively, an increase of $131,000, or 12.2%.

We have contracted with an outside computer service company to provide our core data processing services. Our core data processing costs increased $59,000, or 22.8%, from $259,000 to $318,000 for the three months ended September 30, 2010 compared to the same period in 2009. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. Our electronic banking and credit bureau fees, specifically, have increased as we have grown our client base during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 and 2009, data processing costs for our core processing system were $909,000 and $810,000, respectively, an increase of $99,000, or 12.2%.

We receive income from debit card transactions performed by our clients. Since we outsource this service, we are charged related transaction expenses from our merchant service provider. Debit card transaction expense was $35,000 and $27,000 for the three months ended September 30, 2010 and 2009, respectively, and $94,000 and $75,000 for the nine months ended September 30, 2010 and 2009, respectively.

Occupancy expense represented 14.9% and 14.2% of total noninterest expense for the three months ended September 30, 2010 and 2009, respectively. Occupancy expense decreased by $15,000 for the three months ended September 30, 2010 to $535,000 from $550,000 for the same period ended September 30, 2009. For the nine months ended September 30, 2010, occupancy expense increased $239,000 to $1.7 million from $1.4 million for the same period ended September 30, 2009. The increase during the nine month period is due primarily to the expenses related to our new regional headquarters which was opened in August 2009. Occupancy expense represented 14.1% and 12.5% of total noninterest expense for the first nine months of 2010 and 2009, respectively.

The remaining noninterest expenses represent a $37,000 decrease for the three month period ended September 30, 2010 compared to the same period in 2009 resulting primarily from decreases of $52,000 in professional fees, $25,000 in marketing expenses, and $42,000 in other noninterest expenses, partially offset by an $84,000 increase in insurance expense. The decrease in professional fees is primarily related to reduced legal expenses during the 2010 period while the reduction in marketing and other noninterest expenses is primarily related to the additional marketing and other costs associated with opening our regional headquarters in Columbia, South Carolina during the third quarter of 2009. The increase in insurance expense is due to the increased cost of FDIC insurance premiums resulting from our Formal Agreement with the OCC.

For the nine month period ended September 30, 2010, remaining noninterest expenses decreased $20,000 from the same period in 2009. During this period, professional fees decreased by $14,000, insurance expenses by $27,000, and other noninterest expenses by $73,000; however, these decreases were partially offset by a $52,000 increase in marketing expenses and $42,000 in telephone expenses. The decrease in professional fees is primarily related to reduced legal and accounting fees during the first nine months of 2010, while the decrease in insurance expenses is due to the FDIC's special assessment of approximately $300,000 during the second quarter of 2009, partially offset by increased premiums during the second and third quarters of 2010. The increases in marketing and telephone expenses are essentially due to increased community support and additional marketing efforts in our two primary markets and to additional communication costs associated with our new regional headquarters in Columbia, South Carolina. In addition, the $73,000 decrease in other expenses is primarily due to decreases of $43,000 in office supplies and forms and $52,000 in collection expenses, partially offset by a $34,000 increase in deposit account losses.

We incurred income tax expense of $110,000 for the three months ended September 30, 2010 compared to $109,000 during the same period in 2009. For the nine months ended September 30, 2010, our income tax expense was $12,000 compared to $461,000 for the same period in 2009. The lower income tax expense for the nine month period resulted from our tax exempt income approximating our pre-tax net income.

Balance Sheet Review
General

At September 30, 2010, we had total assets of $743.9 million, consisting principally of $571.4 million in net loans, $92.1 million in investments, $28.5 million in federal funds sold, $14.4 million in bank owned life insurance, and $16.0 million in property and equipment. Our liabilities at September 30, 2010 totaled $683.8 million, which consisted principally of $542.7 million in deposits, $122.7 million in other borrowings, and $13.4 million in junior subordinated debentures. At September 30, 2010, our shareholders' equity was $60.1 million.

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

Federal Funds Sold

At September 30, 2010, our federal funds sold were $28.5 million, or 3.8% of total assets. At December 31, 2009, our $6.5 million in short-term investments in federal funds sold on an overnight basis comprised 0.9% of total assets.

Investments

At September 30, 2010, the $92.1 million in our investment securities portfolio represented approximately 12.4% of our total assets. We held government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $82.8 million and an amortized cost of $82.1 million for an unrealized gain of $719,000.

The amortized costs and fair value of investment securities available for sale and held to maturity are as follows (dollars in thousands):

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$10,358	$420	$-	$10,778
Mortgage-backed securities
FHLMC	20,263	460	122	20,601
FNMA	41,643	307	138	41,812
GNMA	4,026	137	-	4,163
Collateralized mortgage obligations	5,698	-	350	5,348
	71,630	904	610	71,924
Total	$81,988	$1,324	$610	$82,702

Held to maturity
Mortgage-backed securities
FNMA	$104	$5	$-	$109

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$11,615	$1	$76	$11,540
State and political subdivisions	5,267	46	4	5,309
	16,882	47	80	16,849
Mortgage-backed securities
FHLMC	13,540	362	15	13,887
FNMA	32,910	807	150	33,567
GNMA	5,122	112	-	5,234
Collateralized mortgage obligations	7,008	-	350	6,658
	58,580	1,281	515	59,346
Total	$75,462	$1,328	$595	$76,195

Held to maturity
Mortgage-backed securities
FHLMC	$1,830	$76	$-	$1,906
FNMA	7,395	215	-	7,610
	$9,225	$291	$-	$9,516

Contractual maturities and yields on our investments that are available for sale and are held to maturity at September 30, 2010 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than one year at September 30, 2010.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-	$8,789	3.25%	$1,989	3.87%	$10,778	3.37%
Mortgage-backed securities	156	4.71%	1,618	2.38%	70,150	3.26%	71,924	3.24%
Total	$156	4.71%	$10,407	3.11%	$72,139	3.28%	$82,702	3.26%

Held to Maturity
Mortgage-backed securities	$-	-	$104	3.94%	$-	-	$104	3.94%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of September 30, 2010
Available for sale
Mortgage-backed
FHLMC	4	$16,544	$122	-	$-	$-	4	$16,544	$122
FNMA	6	27,886	138	-	-	-	6	27,886	138
Collateral mortgage obligations	-	-	-	1	2,354	350	1	2,354	350
	10	$44,430	$260	1	$2,354	$350	11	$46,784	$610

	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2009
Available for sale
Government sponsored enterprises	2	$8,908	$76	-	$-	$-	2	$8,908	$76
State and political subdivisions	2	855	4	-	-	-	2	855	4
Mortgage-backed
FHLMC	1	2,028	15	-	-	-	1	2,028	15
FNMA	4	17,467	150	-	-	-	4	17,467	150
Collateral mortgage obligations	-	-	-	1	3,095	350	1	3,095	350
	9	$29,258	$245	1	$3,095	$350	10	$32,353	$595

At September 30, 2010, the Company had nine individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

At September 30, 2010, we held two private label collateralized mortgage obligations ("CMOs") with a book value of $5.7 million, one of which has been in an unrealized loss position for 12 months or longer. The Company evaluates these securities for other-than-temporary impairment quarterly based on the methodology outlined below. As prescribed by FASB ASC 320-10-35, the Company recognizes the credit component of an other-than-temporary impairment ("OTTI") on debt securities through earnings and the non-credit component in other comprehensive income ("OCI") for those securities in which the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the securities prior to recovery.

We utilized the Bloomberg Default model to evaluate our two non-agency CMOs for OTTI which is comprised of five sub-models:

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

Other factors such as low Fair Isaac Corporation ("FICO") scores which measure a borrower's credit worthiness, limited or reduced documentation at the time a loan is originated, geographic location, and occupancy types such as non-owner occupied, are also strong indicators of future loan performance and higher mortgage delinquency and foreclosure rates.

The prepayment and foreclosure models consider loan level inputs including loan to value, loan size, FICO score, loan purpose, loan type, property type, loan documentation, state of origin, and weighted average coupon. In addition, the prepayment and foreclosure models include macro-economic inputs such as interest rate, mortgage rates, home price appreciation and unemployment rates based on the various metropolitan areas. Regression analysis including logistical and survival analysis are used for model development. The liquidation model projections are derived from net foreclosure rates and the transition matrices. The liquidation rates are calculated separately according to judicial and non-judicial states.

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

  Continue to decline at an annual rate of 10% until December of 2009
  Stays at 0% for two years
  Increases at an annual rate of 5% for two years
  Increases at an annual rate of 3% for the remaining periods

The unemployment rate assumptions are as follows:

  Continues to rise to 10.5% until January of 2010
  Stay at 10.5% for three months
  Declines to 5.8% over the next five years
  Continue at 5.8% for the remaining periods

Listed below is various historical data related to our two private label CMOs.

	CMO- A	CMO-B
Book value on 9-30-2010 (in thousands)	$2,994	$2,704
Year of origination	2006	2006
Original credit rating	Aaa, AAA	Aaa,AAA
Current credit rating	Ba1, BBB-	Ca,CC
Original credit support	15.62	13.88
Current credit support	12.42	6.37
Current coverage ratio	1.5	.6
Percentage of loans 60+ delinquent	25.5%	38.9%
Severity loss rate - 12 months	49%	48%
Constant prepayment rate:
3 months	20.8%	14.3%
6 months	17.8	18.0
12 months	17.4	13.7
Collateral:
Weighted average coupon	6.24%	6.10%
Months remaining	306	304
Loan size	$300,000	$512,000
Current loan to value	79%	73%
FICO scores:
Original	736	716
Current	733	710
Current percentage of limited documents	40%	63%
Geographic concentration	GA 78.9% FL 16.2%	CA 46.2%, NY 18.0%

Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and 2009 and continuing into 2010. The result has been that the market for these investments has become significantly less liquid and the spread as compared to alternative investments has widened dramatically. Due to this illiquidity, the Company has recorded a liquidity discount in the form of an unrealized loss of $350,000. In addition, one of the CMOs continues to experience increasing deterioration in the credit quality, collateral values and credit support underlying the investment. During the third quarter of 2010, the Company concluded that an other-than-temporary impairment has occurred on the security and based on this evaluation, we have recorded a credit-related OTTI in the amount of $450,000. Other than this impairment charge, the Company believes that it will receive all of the principal and interest in accordance with the original contractual terms of the securities; however we will continue to monitor these securities on a quarterly basis to determine whether additional impairment has occurred. Also, since the Company has no intent to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis other than what we have already recorded.

Other investments at September 30, 2010, consisted of FHLB stock with a cost of $6.6 million, Federal Reserve Bank stock with a cost of $1.5 million, certificate of deposit investments totaling $849,000, and investments in Greenville First Statutory Trust I and II of $186,000 and $217,000, respectively. At September 30, 2010, our investments included securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association with carrying values of $24.9 million, $40.5 million, and $1.3 million, respectively.

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

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. For the three months ended September 30, 2010 and 2009, average loans were $580.2 million and $570.2 million, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2010 were $579.9 million. Average loans for the year ended December 31, 2009 were $568.6 million. Before the allowance for loan losses, total loans outstanding at December 31, 2009 were $574.3 million.

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

The following table summarizes the composition of our loan portfolio at September 30, 2010 and December 31, 2009 (dollars in thousands).

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate:
Commercial:
Owner occupied	$135,095	23.3%	$132,569	23.1%
Non-owner occupied	165,199	28.5%	160,460	27.9%
Construction	16,305	2.8%	22,741	4.0%
Total commercial real estate	316,599	54.6%	315,770	55.0%
Consumer:
Residential	55,909	9.7%	55,377	9.6%
Home equity	81,180	14.0%	74,348	13.0%
Construction	7,159	1.2%	7,940	1.4%
Total consumer real estate	144,248	24.9%	137,665	24.0%
Total real estate	460,847	79.5%	453,435	79.0%
Commercial business	110,195	19.0%	110,539	19.3%
Consumer-other	9,408	1.6%	11,021	1.9%
Deferred origination fees, net	(602)	(0.1)%	(725)	(0.2)%
Total gross loans, net of deferred fees	579,848	100.0%	574,270	100.0%
Less–allowance for loan losses	(8,411)		(7,760)
Total loans, net	$571,437		$566,510

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2010 (dollars in thousands).

	One year or less	After one but within five years	After five years	Total
Real estate - mortgage	$92,073	$264,113	$81,197	$437,383
Real estate - construction	13,976	8,668	820	23,464
Total real estate	106,049	272,781	82,017	460,847
Commercial business	57,907	50,291	1,997	110,195
Consumer-other	4,830	3,981	597	9,408
Deferred origination fees, net	(168)	(343)	(91)	(602)
Total gross loans, net of deferred fees	$168,618	$326,710	$84,520	$579,848
Loans maturing after one year with:
Fixed interest rates				$206,314
Floating interest rates				$204,916

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

The allowance for loan losses was $8.4 million and $7.9 million at September 30, 2010 and 2009, respectively, or 1.45% and 1.39% of outstanding loans, respectively. At December 31, 2009, our allowance for loan losses was $7.8 million, or 1.35% of outstanding loans, and we had net charged-off loans of $3.6 million for the year ended December 31, 2009. During the nine months ended September 30, 2010 and 2009 we had net charge-offs of $4.3 million and $1.9 million, respectively. The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers' ability to repay loans, and a decrease in values in the real estate market, which affects the value of collateral securing certain loans with the Bank.

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	September 30,
	2010	2009
Balance at beginning of period	$7,760	$7,005
Charge-offs:
Commercial	(2,712)	(538)
Real estate-construction	(644)	(898)
Real estate-mortgage	(939)	(478)
Consumer	(156)	(81)
Total charge-offs	(4,451)	(1,995)
Recoveries:
Commercial	119	92
Real estate-construction	1	-
Real estate-mortgage	5	-
Consumer	2	4
Total recoveries	127	96
Net loans charged-off	$(4,324)	$(1,899)
Provision for loan losses	4,975	2,810
Balance at end of period	$8,411	$7,916

Allowance for loan losses to gross loans	1.45%	1.39%
Net charge-offs to average loans	1.00%	0.45%

We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained independent consultants to review the loan files on a test basis to confirm the grading of our loans.

Nonperforming Assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans as of September 30, 2010 and December 31, 2009 (dollars in thousands). Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	September 30, 2010	December 31, 2009
Loans on nonaccrual:
Mortgage	$8,443	$7,964
Commercial	1,901	3,702
Consumer	7	75
Total nonaccrual loans	10,351	11,741
Real estate acquired in settlement of loans	6,334	3,704
Total nonperforming assets	$16,685	$15,445
Loans over 90 days past due (1)	$8,581	$4,686
Nonperforming assets as a percentage of:
Total assets	2.24%	2.15%
Gross loans	2.88%	2.69%

(1) Loans over 90 days are included in nonaccrual loans

At September 30, 2010 nonperforming assets were $16.7 million, or 2.24% of total assets and 2.88% of gross loans. Comparatively, nonperforming assets were $15.5 million, or 2.15% of total assets and 2.69% of gross loans at December 31, 2009. Nonaccrual loans decreased $1.4 million to $10.4 million at September 30, 2010 from $11.7 million at December 31, 2009. This decrease is primarily related the transfer of seven properties totaling $2.8 million to real estate acquired in settlement of loans. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2010 was approximately $354,000. The amount of interest income recorded in the first nine months of 2010 for loans that were on nonaccrual at September 30, 2010 was approximately $19,000.

Other nonperforming assets include real estate acquired in settlement of loans which increased by $2.6 million from December 31, 2009. During the first nine months of 2010 we added eight new properties totaling $3.2 million and sold four properties and five lots of another residential property which is under development for a total of $538,000. In addition, we incurred a write-down of $10,000 on one of our properties. The balance at September 30, 2010 includes nine commercial properties totaling $4.4 million and three residential properties for $1.9 million all of which are located in Upstate South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2010. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

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

In addition, approximately 80% of our loans are collateralized by real estate and over 95% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2010, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2010 and 2009, impaired loans amounted to approximately $9.5 million and $9.9 million, respectively. Specific reserves allocated to these impaired loans totaled $1.4 million and $1.2 million at September 30, 2010 and 2009, respectively. At September 30, 2010, there were approximately $4.1 million of impaired loans with specific reserves and approximately $5.4 million in impaired loans for which no specific reserve had been recognized. The average recorded investment in impaired loans for the quarters ended September 30, 2010 and 2009 was $10.4 million and $9.3 million, respectively.

The Company's loan approval process includes review of modifications on all criticized loans greater than $100,000.  A loan is considered to be a troubled debt restructuring ("TDR") when the debtor was experiencing financial difficulties and the Company provided concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  As of September 30, 2010 and December 31, 2009, we determined that we had two loans totaling $498,000 and $482,000, respectively, which we considered TDRs. These loans are included in the nonaccrual loan amounts in the above table.

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

The amount of out-of-market deposits was $92.4 million at September 30, 2010 and $147.9 million at December 31, 2009. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $55.4 million during the first nine months of 2010, our retail deposits have increased $104.1 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 107% and 116% at September 30, 2010 and December 31, 2009, respectively

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2010 and 2009 (dollars in thousands).

	2010		2009
	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$44,261	-%	$35,663	-%
Interest bearing demand deposits	86,207	1.21%	43,015	0.69%
Money market accounts	91,527	1.04%	83,501	1.16%
Savings accounts	2,690	0.19%	2,138	0.17%
Time deposits less than $100,000	80,970	2.24%	45,386	3.11%
Time deposits greater than $100,000	222,315	2.64%	272,130	2.77%
Total deposits	$527,970	1.84%	$481,833	2.12%

The $35.6 million increase in time deposits less than $100,000 for the nine months ended September 30, 2010 compared to the 2009 period and the $49.8 million decrease in time deposits of $100,000 or more is a result of our intense focus to replace our out-of-market deposits with local deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $351.2 million and $246.8 million at September 30, 2010 and December 31, 2009, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2010 was as follows (dollars in thousands):

Three months or less	$46,105
Over three through six months	34,766
Over six through twelve months	42,485
Over twelve months	67,897
Total	$191,253

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, we are voluntarily participating in the FDIC's TAGP. Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010. We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. We believe participation in the program is enhancing our ability to retain customer deposits.

On September 1, 2010, we entered into new agreements with the FHLB on three of our FHLB advances totaling $37.5 million.  In accordance with EITF 96-19, we determined that the fair value of the modified advances will not change by more than 10% from the fair value of the original advance. Therefore, the modified FHLB advances are considered to be a restructuring and no gain or loss is recorded.  The original FHLB advances had a weighted rate of 4.65% and an average remaining life of 18 months.  Under the modified arrangements, the $37.5 million in FHLB advances have a weighted average rate of 2.67% and an average remaining life of 43 months.

Capital Resources

Total shareholders' equity at September 30, 2010 was $60.1 million. At December 31, 2009, total shareholders' equity was $59.8 million.

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

Under the CPP, we received $17.3 million through issuance of Series T Preferred Stock and the CPP Warrant for common stock to the Treasury. The Series T Preferred Stock issuance and the related CPP Warrant both qualify for Tier 1 capital and added approximately 300 basis points to that measure. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant. See discussion of shareholders' equity above for additional details.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (total equity divided by total assets) annualized for the nine months ended September 30, 2010 and the year ended December 31, 2009. Since our inception, we have not paid cash dividends.

	September 30, 2010	December 31, 2009
Return on average assets	0.08%	0.20%
Return on average equity	0.99%	2.51%
Return on average common equity	(1.63%)	0.64%
Equity to assets ratio	8.08%	8.32%
Common equity to assets ratio	6.05%	6.17%

Our return on average assets was 0.08% for the nine months ended September 30, 2010 compared to 0.20% for the year ended December 31, 2009. In addition, our return on average equity decreased to 0.99% from 2.51% for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. Our equity to assets ratio at September 30, 2010 was 8.08% compared to 8.32% at December 31, 2009. In addition, our return on average common equity was (1.63%) and our common equity to total assets ratio was 6.05% for the nine months ended September 30, 2010.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2010, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2010.

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to risk weighted assets)	$78,252	12.90%	$72,768	12.0%	$48,512	8.0%	$60,640	10.0%
Tier 1 Capital (to risk weighted assets)	70,662	11.65%	60,640	10.0%	24,256	4.0%	36,384	6.0%
Tier 1 Capital (to average assets)	70,662	9.53%	66,755	9.0%	29,669	4.0%	37,086	5.0%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. In addition, the Company must currently obtain preapproval of the Federal Reserve before paying dividends.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2010, unfunded commitments to extend credit were $85.8 million, of which $11.7 million was at fixed rates and $74.1 million was at variable rates. At December 31, 2009, unfunded commitments to extend credit were $90.5 million, of which approximately $10.6 million was at fixed rates and $79.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2010, there was a $3.8 million commitment under letters of credit. At December 31, 2009 there was a $5.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following table sets forth information regarding our rate sensitivity as of September 30, 2010 for each of the time intervals indicated (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five Years	After five years	Total
Interest-earning assets:
Federal funds sold	$28,525	$-	$-	$-	$28,525
Investment securities	5,230	13,605	40,982	22,989	82,806
Loans	302,020	42,669	185,133	39,845	569,667

Total earning assets	$335,775	$56,274	$226,115	$62,834	$680,998

Interest-bearing liabilities:
Money market and NOW	$223,363	$-	$-	$-	$223,363
Regular savings	3,000	-	-	-	3,000
Time deposits	76,634	109,951	80,622	-	267,207
Note payable and other borrowings	66,600	3,600	37,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$383,000	$113,551	$118,122	$15,000	$629,673

Period gap	$(47,225)	$(57,277)	$107,993	$47,834
Cumulative gap	(47,225)	(104,502)	3,491	51,325

Ratio of cumulative gap to total earning assets	(6.9)%	(15.3%)	0.5%	7.5%

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

As measured over the one-year time intervals, we were liability sensitive at both September 30, 2010 and December 31, 2009.  Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 50% of our loans were variable rate loans at September 30, 2010 and December 31, 2009. The ratio of cumulative gap to total earning assets after 12 months is (15.3%) because $104.5 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At September 30, 2010, 78.9% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $383.0 million of interest-bearing liabilities set to reprice within three months, 59.1% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At September 30, 2010, we had $104.5 million more liabilities than assets that reprice within the next twelve months. Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of September 30, 2010. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At September 30, 2010 and December 31, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $32.9 million and $12.1 million, or 4.4% and 1.7% of total assets, respectively. Our investment securities at September 30, 2010 and December 31, 2009 amounted to $92.1 million and $94.6 million, or 12.4% and 13.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines at September 30, 2010.

We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2010 was $14.0 million, based on the bank's $6.6 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have a lease on our main office building with a remaining term of eight years. The lease provides for annual lease rate escalations based on cost of living adjustments.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs.

As a result of the Treasury's CPP, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 330,554 shares of the Company's common stock to the Treasury. This additional capital should allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to "minority interest" and added references to "controlling" and "noncontrolling interests(s)". The updates were effective upon issuance but had no impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 2, 2010	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer

Date: November 2, 2010	/s/F. Justin Strickland
F. Justin Strickland
President, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.