Form 10-K
period 2010-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2011-03-07
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934

For The Fiscal Year December 31, 2010.

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $19,206,345 as of the last business day of the registrant's most recently completed second fiscal quarter.

3,457,877 shares of the registrant's common stock were outstanding as of March 4, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;

•restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•significant increases in competitive pressure in the banking and financial services industries;

•changes in the interest rate environment which could reduce anticipated or actual margins;

•changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking and financial services industries;

•general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected resulting in, among other things, a deterioration in credit quality;

•changes occurring in business conditions and inflation;

•increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•changes in deposit flows;

•changes in technology;

•changes in monetary and tax policies;

•the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service ("IRS");

•changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•the rate of delinquencies and amounts of loans charged-off;

•the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•our ability to maintain appropriate levels of capital and to comply with our higher individual minimum capital ratios;

•our ability to attract and retain key personnel;

•our ability to retain our existing customers, including our deposit relationships;

•adverse changes in asset quality and resulting credit risk-related losses and expenses;

•loss of consumer confidence and economic disruptions resulting from terrorist activities; and

•other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission (the "SEC").

These risks are exacerbated by the developments over the past two years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Beginning in 2008 and continuing through the present, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

On February 27, 2009, as part of the U.S. Treasury Department's (the "Treasury Department") Capital Purchase Program (the "CPP"), the company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury, pursuant to which the company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 363,609.4 shares of the company's common stock, adjusted for the 10% stock dividend in 2011, for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The company must consult with the Office of the Comptroller of the Currency ("OCC") before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.136 per share of the common stock, adjusted for the 10% stock dividend in 2011. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

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

Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. It is South Carolina's most populous county with approximately 454,000 residents. Greenville is also one of the state's wealthiest counties, with estimated median household income of $53,000 for 2010. In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and continues to trend in this direction. Greenville County is considered the "economic engine of South Carolina" and was recognized by Expansion Management Magazine in 2007 as the 3rd top real estate market in the country for expanding and relocating businesses.

We opened our first branch office, located on The Parkway near Thornblade Country Club in Greenville, in March 2005 and our second branch office, located in the mature and historic Augusta Road area of Greenville, in November 2005. In July of 2008, we opened our third branch office in Greenville County, located in the fast-growing area of Woodruff Road. We believe that the demographics and growth characteristics of these locations will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Columbia, South Carolina is the State capital and largest city in the State. Columbia is home to Fort Jackson, the largest and most active initial entry training center of the United States Army. Richland County is the 2nd largest county in the State with a population of approximately 380,000 residents, while Lexington County is the 6th largest county with a population of approximately 257,000. From 2000 to 2010, the combined estimated population of Richland and neighboring Lexington counties grew approximately 18.8% to an estimated 638,000. The median household income for Richland and Lexington Counties combined was $55,000 for 2010.

In January 2007, we opened our first office in Columbia as a loan production office which became a full-service branch in July 2007. In July of 2008 we opened our second branch office in the Columbia market which is located on Sunset Avenue in Lexington. In August of 2009 we opened our Columbia regional headquarters building located on Knox Abbott Drive and subsequently closed our temporary office location on Lady Street.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2010, we had net loans of $564.0 million, representing 76.6% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2010, our average loan size was approximately $204,000. Excluding home equity lines of credit, the average loan size was approximately $287,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2009, our 10 largest client loan relationships represented approximately $48.1 million, or 8.4% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered by an officer with a higher lending limit or by the voting members of the officers' loan committee, which is comprised of a group of our senior commercial lenders, bank president, and CEO.  The officers' loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board. We do not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the bank, consistent with federal banking regulations.

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2010, approximately $74.9 million, or 13.1% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 104 loans totaling approximately $31.3 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans. Furthermore, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan's life. For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Based upon the capitalization of the bank at December 31, 2010, the maximum amount we could lend to one borrower is $11.8 million. However, our internal lending limit at December 31, 2010 is $7.0 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the bank's clients. The bank's legal lending limit will increase or decrease in response to increases or decreases in the bank's level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Real Estate Mortgage Loans. The principal component of our loan portfolio is loans secured by real estate mortgages. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2010, loans secured by first or second mortgages on real estate made up approximately 79.6% of our loan portfolio.

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

•Commercial Real Estate Loans. At December 31, 2010, commercial real estate loans (other than construction loans) amounted to $301.8 million, or approximately 53.0% of our loan portfolio. Of our commercial real estate loan portfolio, $164.0 million in loans were non-owner occupied properties, representing 52.4% of our commercial real estate portfolio and 28.6% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $137.9 million in loans or 44.0% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 24.1% of our total loan portfolio. At December 31, 2010, our individual commercial real estate loans ranged in size from approximately $1,500 to $5.6 million, with an average loan size of approximately $503,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower's cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2010, total construction loans amounted to $19.9 million, or 3.5% of our loan portfolio. Included in the $19.9 million was $11.3 million, or 2.0% of our loan portfolio, that were commercial construction, and $8.6 million, or 1.5% of our loan portfolio, that were consumer construction loans. At December 31, 2010, our commercial construction and development real estate loans ranged in size from approximately $45,000 to $1.8 million, with an average loan size of approximately $552,000. At December 31, 2010, our individual residential construction and development real estate loans ranged in size from approximately $35,000 to $1.8 million, with an average loan size of approximately $451,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

•cost overruns;

•mismanaged construction;

•inferior or improper construction techniques;

•economic changes or downturns during construction;

•a downturn in the real estate market;

•rising interest rates which may prevent sale of the property; and

•failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

•Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2010, residential real estate loans (other than construction loans) amounted to $133.7 million, or 23.4%

 of our loan portfolio. Included in the residential real estate loans was $54.2 million, or 9.5% of our loan portfolio, in first and second mortgages on individuals' homes, and $79.5 million, or 13.9% of our loan portfolio, in home equity loans. At December 31, 2010, our individual residential real estate loans ranged in size from $5,000 to $2.6 million, with an average loan size of approximately $281,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2010, our individual home equity lines of credit ranged in size from $1,000 to $1.7 million, with an average of approximately $109,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of five years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2010, commercial business loans amounted to $109.5 million, or 19.1% of our loan portfolio, and ranged in size from approximately $1,000 to $2.5 million, with an average loan size of approximately $160,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2010, we had not originated any small business loans utilizing government enhancements.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with terms negotiable. At December 31, 2010, consumer loans amounted to $8.1 million, or 1.4% of our loan portfolio, and ranged in size from $100 to $742,000, with an average loan size of approximately $15,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Because of the historically low interest rate environment in the last three years, we have chosen to obtain a portion of our deposits from outside our local markets. Our out-of-market, or wholesale, certificates of deposits represented 16.1% of total deposits at December 31, 2010. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. In an effort to obtain lower costing deposits, we are focusing on expanding our retail deposit program. Accordingly, we opened a new regional retail office in the Columbia, South Carolina area in August 2009, which will assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on customer service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2010, there were 33 financial institutions other than us in our primary market of Greenville County and 22 other financial institutions in the Columbia market. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2010, the most recent date for which market data is available, total deposits in the bank's primary service area, Greenville County, were over $10.4 billion, which represented a 1.3% deposit decrease from 2009. At June 30, 2010, our deposits represented 4.2% of the market.

We first entered the retail deposit market in Columbia as a full-service branch office in July 2007. Our service area in the Columbia market includes both Lexington and Richland counties which combined represented over $12.9 billion in deposits as of June 30, 2010, a 1.9% decrease from 2009. Our deposits represent 0.8% of the market.

Employees

At December 31, 2010 and 2009, we employed a total of 104 and 105 full-time equivalent employees, respectively. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Developments

The Congress, the Treasury Department and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system. Several regulatory and governmental actions have been announced including:

•In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program ("TARP").  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program ("CPP").  Under the CPP, the Treasury Department purchased debt or equity securities from participating institutions.  TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

•On February 27, 2009, as part of the CPP, Southern First entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which Southern First sold (i) 17,299 shares of Southern First's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 363,609.4 shares of Southern First's common stock (adjusted for the 2011 stock dividend) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Southern First must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $7.136 per share of the common stock (adjusted for the 2011 stock dividend).

•EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

•On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program ("TLGP").  TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain newly-issued senior unsecured debt.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Participants in DGP would pay a 75 basis point fee for the guarantee.  TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We are participating in the TAGP and have opted out of the DGP.

•On February 17, 2009, the American Recovery and Reinvestment Act (the "Recovery Act") was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

•On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

•The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

○Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

○Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

○Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

○Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

○Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

○Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

○Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

○Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

○Eliminate the Office of Thrift Supervision ("OTS") one year from the date of the new law's enactment. The Office of the Comptroller of the Currency ("OCC"), which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is March 31, 2011.

•Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III"). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee ("FOMC"), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

•The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

•In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio ("DRR") to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC's comprehensive, long-range management plan for the DIF. On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

•In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

•On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts ("IOLTAs"). IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012. With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, the Company's capital position, the cost to the Company of alternative capital, and the Company's strategy for the use of additional capital, to determine whether it is prudent to participate.

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC's deposit insurance fund, our deposit insurance costs increased significantly in 2009 and remained elevated in 2010. Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•banking or managing or controlling banks;

•furnishing services to or performing services for our subsidiaries; and

•any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•factoring accounts receivable;

•making, acquiring, brokering or servicing loans and usual related activities;

•leasing personal or real property;

•operating a non-bank depository institution, such as a savings association;

•trust company functions;

•financial and investment advisory activities;

•conducting discount securities brokerage activities;

•underwriting and dealing in government obligations and money market instruments;

•providing specified management consulting and counseling activities;

•performing selected data processing services and support services;

•acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•performing selected insurance underwriting activities.

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

Southern First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the "OCC"). Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is generally $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013. The OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including

•security devices and procedures;

•adequacy of capitalization and loss reserves;

•loans;

•investments;

•borrowings;

•deposits;

•mergers;

•issuances of securities;

•payment of dividends;

•interest rates payable on deposits;

•interest rates or fees chargeable on loans;

•establishment of branches;

•corporate reorganizations;

•maintenance of books and records; and

•adequacy of staff training to carry on safe lending and deposit gathering practices.

The OCC requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios - Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

•internal controls;

•information systems and audit systems;

•loan documentation;

•credit underwriting;

•interest rate risk exposure; and

•asset quality.

Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the OCC's prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•Adequately Capitalized - The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•Undercapitalized - The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•Significantly Undercapitalized - The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•Critically Undercapitalized - The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2010, the bank was deemed to be "well capitalized."

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $3.2 million in prepaid risk-based assessments, which included $207,000 million related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $3.0 million in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 and 2010 than in previous periods.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2010 equaled 5.765 basis points for each $100 in domestic deposits at our institution. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC.  In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

Community Reinvestment Act. The Community Reinvestment Act requires that the OCC evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. On February 15, 2011, the date of the most recent examination, the bank received a satisfactory rating.

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2010, the company did not have any financial subsidiaries.

Consumer Protection Regulations. Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

•the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Check 21. The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•allowing check truncation without making it mandatory;

•demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•legalizing substitutions for and replacements of paper checks without agreement from consumers;

•retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2010, approximately 54.7% of our loan portfolio, was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will be come delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

We have entered into a Formal Agreement under which our regulators will require us to take certain actions.

On June 8, 2010, the Bank entered into a Formal Agreement with its primary regulator, the OCC. The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and believe the Company is currently in compliance with substantially all of the requirements of the Formal Agreement.

We intend to take all actions necessary to enable the Bank to continue compliance with the requirements of the Formal Agreement, and as the date hereof we have submitted all documentation required as of this date to the OCC. There can be no assurance that the Bank will be able to continue to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the Supervisory Authorities. Failure to meet the requirements of the Formal Agreement could result in additional regulatory requirements, which could ultimately lead to additional supervisory actions. In addition, the Supervisory Authorities may amend the Formal Agreement based on the results of their ongoing examinations.

Negative developments in the financial industry and the domestic and international credit markets have adversely affected our operations and results.

Negative developments from the latter half of 2007 through 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2011. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department's Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and warrants to the Treasury Department for $17.3 million pursuant to the CPP on February 27, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury Department. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury Department in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 10.52% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Moreover, the securities purchase agreement between us and Treasury pursuant to the CPP provides that prior to the earlier of (i) three years from the date of sale and (ii) the date on which all of the shares of the preferred stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series T Preferred Stock) or trust preferred securities.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 91.7% of our interest income for the year ended December 31, 2010. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect our business, financial condition, and results of operations.

At December 31, 2010, 54.7% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property's value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans ware typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2010, approximately 79.6% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. Our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of our risk assessment category and increased assessment rates imposed by the FDIC.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. During the year ended December 31, 2010, we paid approximately $1.1 million in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC's new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks has increased. In addition, the new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank. In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012 in an effort to restore fund balances. We were required to pay approximately $3.2 million in prepaid insurance premiums which is included in other assets at December 31, 2009. At December 31, 2010, the remaining prepaid insurance premium was $1.8 million. Continued increases in this expense would have a material adverse effect on our financial condition.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•the duration of the credit;

•credit risks of a particular customer;

•changes in economic and industry conditions; and

•in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•an ongoing review of the quality, mix, and size of our overall loan portfolio;

•our historical loan loss experience;

•evaluation of economic conditions;

•regular reviews of loan delinquencies and loan portfolio quality; and

•the amount and quality of collateral, including guarantees, securing the loans.

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Justin Strickland, Fred Gilmer, III, and Mike Strickland. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets, as we did in Columbia, South Carolina in 2007. We may also expand our lines of business or offer new products or services. These activities would involve a number of risks, including:

•the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•the risk of loss of key employees and customers.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2010, approximately $74.9 million of our loans, or 13.1% of total loans and 105.2% of our bank's risk-based capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 104 loans totaling approximately $31.3 million had loan-to-value ratios of 100% or more. Included in the $74.9 million of loans that exceeded supervisory guidelines at December 31, 2010, $36.3 million of our commercial loans, or 6.3% of total loans, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the amount of loss given default on the loan.

A small percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as "exceptions." We categorize exceptions as policy exceptions, financial statement exceptions and document exceptions. As of December 31, 2010, approximately 4% of the loans in our portfolio included document exceptions to our loan policies, which is less than our internal limit. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

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

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol "SFST." From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol "GVBK." On September 24, 2004, our common stock began trading on the NASDAQ Global Market. On July 2, 2007, we changed our symbol to "SFST" in conjunction with the change in our corporate name to Southern First Bancshares. We had approximately 1,000 shareholders of record on February 28, 2011.

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

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2010 and 2009 (adjusted for the 10% stock dividend in 2011).

2010	High	Low
First Quarter	$7.36	$5.50
Second Quarter	8.04	6.36
Third Quarter	6.59	5.41
Fourth Quarter	7.05	5.45

2009	High	Low
First Quarter	$7.44	$4.32
Second Quarter	6.35	4.55
Third Quarter	7.73	5.60
Fourth Quarter	7.67	5.55

The following table sets forth equity compensation plan information at December 31, 2010. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006 and 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	354,105	$8.51	59,648
2010 Stock Incentive Plan - options	-	-	302,500
2006 Restricted Stock Plan	-	-	9,350
2010 Stock Incentive Plan - restricted stock	-	-	66,000
Total	354,105	$8.51	437,498

(1)	Under the terms of Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all remaining awards have been issued as non-qualified stock option awards, and all awards previously granted have vested or have been forfeited.

Item 6. Selected Financial Data

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)
Summary Balance Sheet Data:
Assets	$736,490	$719,297	$692,979	$628,129	$509,344
Federal funds sold	49,731	6,462	8,800	9,257	7,467
Investment securities	72,853	94,633	85,412	87,507	74,304
Loans, net (1)	564,006	566,510	559,602	503,098	397,234
Allowance for loan losses	8,386	7,760	7,005	5,751	4,949
Deposits	536,296	494,084	469,537	412,821	345,504
FHLB advances and related debt	122,700	142,700	149,675	150,500	108,500
Note payable	-	4,250	15,000	8,020	-
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Shareholders' equity	59,216	59,841	39,786	38,278	34,583
Summary Results of Operations Data:
Interest income	$35,529	$36,177	$40,213	$39,520	$30,929
Interest expense	15,317	16,895	21,853	22,781	16,579
Net interest income	20,212	19,282	18,360	16,739	14,350
Provision for loan losses	5,610	4,310	3,161	2,050	1,650
Net interest income after provision for loan losses	14,602	14,972	15,199	14,689	12,700
Noninterest income (loss)	2,371	1,843	(400)	1,262	579
Noninterest expenses	15,890	15,051	12,321	10,875	7,351
Income before income tax expense	1,083	1,764	2,478	5,076	5,928
Income tax expense	193	345	626	1,641	2,027
Net income	$890	$1,419	$1,852	$3,435	$3,901
Preferred stock dividends	865	730	-	-	-
Dividend accretion	472	424	-	-	-
Net income (loss) available to common shareholders	$(447)	$265	$1,852	$3,435	$3,901
Per Common Share Data (2):
Basic	$(0.13)	$0.08	$0.56	$1.06	$1.21
Diluted	$(0.13)	$0.08	$0.53	$0.96	$1.09
Book value	$12.80	$13.05	$11.88	$11.81	$10.72
Weighted average number of common shares outstanding:
Basic	3,453	3,360	3,298	3,236	3,225
Diluted	3,453	3,389	3,484	3,557	3,562
Performance Ratios:
Return on average assets	0.12%	0.20%	0.27%	0.60%	0.85%
Return on average equity	1.47%	2.51%	4.73%	9.40%	11.95%
Return on average common equity	(0.98)%	0.64%	4.73%	9.40%	11.95%
Net interest margin, tax equivalent	2.91%	2.84%	2.82%	3.05%	3.27%
Loan to deposit ratio (1)	106.73%	116.23%	120.67%	123.26%	116.40%
Efficiency ratio (3):	70.36%	71.25%	68.60%	60.41%	49.24%
Asset Quality Ratios:
Nonperforming assets, past due and restructured loans to total loans (1)	2.61%	2.69%	1.73%	0.92%	0.62%
Nonperforming assets, past due and restructured loans to total assets	2.03%	2.15%	1.42%	0.75%	0.49%
Net charge-offs to average total loans (1)	0.86%	0.63%	0.35%	0.27%	0.32%
Allowance for loan losses to nonperforming loans	89.92%	66.09%	91.00%	129.65%	332.46%
Allowance for loan losses to total loans (1)	1.47%	1.35%	1.24%	1.13%	1.23%
Capital Ratios:
Average equity to average assets	8.16%	7.85%	5.73%	6.35%	7.15%

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)
Common equity to assets	6.01%	6.17%	5.74%	6.09%	6.79%
Leverage ratio	9.60%	9.60%	9.80%	9.50%	8.70%
Tier 1 risk-based capital ratio	12.00%	11.60%	11.60%	11.30%	11.10%
Total risk-based capital ratio	13.20%	12.80%	12.80%	12.40%	12.30%
Growth Ratios and Other Data:
Percentage change in net income available to common shareholder	(268.68)%	(85.69)%	(46.09)%	(11.93)%	55.15%
Percentage change in diluted net income per common share	(262.50)%	(84.48)%	(45.28)%	(11.67)%	53.85%
Percentage change in assets	2.39%	3.80%	10.32%	23.32%	25.67%
Percentage change in loans(1)	(0.44)%	1.35%	11.35%	26.52%	18.92%
Percentage change in deposits	8.54%	5.23%	13.74%	19.48%	35.95%
Percentage change in equity	(1.04)%	50.41%	3.94%	10.68%	13.49%

(1)	Includes nonperforming loans.
(2)	Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003 and subsequent 10% stock dividends in July 2006 and January 2011.
(3)	Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains, losses, or impairment, and real estate activity.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2010.

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

Fair Value Determination and Other-Than-Temporary Impairment Analysis

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or writedowns of individual assets. Further, we include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and the related impact to income. Additionally, for financial instruments not recorded at fair value, we disclose the estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets. Level 1 instruments also include commercial loans held for sale for which binding sales contracts have been entered into as of the balance sheet date.

•Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities. Level 2 instruments also include mortgage loans held for sale that are valued based on prices for other mortgage whole loans with similar characteristics and commercial loans held for sale that are based on independent collateral appraisals.

•Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. Most of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments are required to available observable inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.

Significant judgment may be required to determine whether certain assets measured at fair value are included in Level 2 or Level 3. If fair value measurement is based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume and do not require significant adjustment using unobservable inputs, those assets are classified as Level 2. If not, they are classified as Level 3. Making this assessment requires significant judgment.

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

The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. For the year ended December 31, 2010, we spent $0.70 on average to earn each $1.00 of revenue.

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

Effect of Economic Trends

The twelve months ended December 31, 2010 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, hundreds of financial institutions failed or merged with other institutions during 2008, 2009, and 2010, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury Department, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the TARP, the Recovery Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the SBLF, the Dodd-Frank Act or any other governmental program on the financial markets.

The weak economic conditions are expected to continue into 2011. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Results of Operations

Income Statement Review

Summary

Net income for the year ended December 31, 2010 was $890,000, a 37.3% decrease from $1.4 million for the year ended December 31, 2009. The $529,000 decrease in net income resulted primarily from a $1.3 million increase in the provision for loan losses and an $839,000 increase in noninterest expenses, partially offset by increases of $930,000 in net interest income and $528,000 in noninterest income and a $152,000 reduction in income tax expense. Our efficiency ratio, excluding real estate owned activity and gain on sale and impairment charge on securities, was 70.5% for 2010, compared to 70.2% in 2009. The slight deterioration in the efficiency ratio is due primarily to the additional FDIC insurance costs as well as administrative costs associated with our new retail offices and regional headquarters.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2010 and 2009, our net interest income was $20.2 million and $19.3 million, respectively. Our average earning assets increased $17.7 million during the twelve months ended December 31, 2010 compared to the average for the same period in 2009, while our interest bearing liabilities increased only $12.6 million. The primary reason that earning assets increased by $5.1 million more than interest bearing liabilities is related to the $9.5 million increase in our noninterest- bearing deposits. The increase in average earning assets is primarily related to a $10.8 million increase in our average loans, while the increase in average interest-bearing liabilities is related to a $37.0 million increase in our interest-bearing deposits, partially offset by a $24.4 million decrease in notes payable and other debt.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2010, 2009, and 2008. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. A review of these tables shows that if short-term rates begin to rise, our net interest income is expected to be positively impacted. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and borrowings.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities (dollars in thousands). We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. At December 31, 2010, we had investments of $849,000 in certificates of deposit at other banks and investments of $99,000 at December 31, 2009 and 2008. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

	Average Balances, Income and Expenses, Yields and Rates For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets:
Federal funds sold	$25,666	$59	0.23%	$14,375	$31	0.22%	$13,506	$261	1.93%
Investment securities, taxable	86,418	2,617	3.03%	94,733	4,278	4.52%	89,616	4,750	5.30%
Investment securities, nontaxable (1)	7,822	429	5.49%	3,898	235	6.04%	3,746	232	6.20%
Loans	579,383	32,587	5.62%	568,556	31,722	5.58%	547,720	35,058	6.40%
Total earning assets	699,289	35,692	5.10%	681,562	36,266	5.32%	654,588	40,301	6.16%
Nonearning assets	43,251			38,571			28,001
Total assets	$742,540			$720,133			$682,589
Interest-bearing liabilities:
NOW accounts	$96,901	$1,234	1.27%	$43,465	$301	0.69%	$38,850	$399	1.03%
Savings & money market	97,183	954	0.98%	86,506	958	1.11%	89,482	1,694	1.89%
Time deposits	291,129	7,238	2.49%	318,255	8,737	2.75%	303,054	12,714	4.20%
Total interest-bearing deposits	485,213	9,424	1.94%	448,226	9,996	2.23%	431,386	14,807	3.43%
Note payable and other debt	131,961	5,538	4.20%	156,313	6,474	4.14%	159,076	6,281	3.95%
Junior subordinated debt	13,403	355	2.64%	13,403	425	3.17%	13,403	765	5.71%
Total interest-bearing liabilities	630,577	15,317	2.43%	617,942	16,895	2.73%	603,865	21,853	3.62%
Noninterest-bearing liabilities	51,356			45,686			39,605
Shareholders' equity	60,607			56,505			39,119
Total liabilities and shareholders' equity	$742,540			$720,133			$682,589
Net interest spread			2.67%			2.59%			2.54%
Net interest income( tax equivalent)/margin		$20,375	2.91%		$19,371	2.84%		$18,448	2.82%
Less: tax-equivalent adjustment (1)		(163)			(89)			(88)
Net interest income		$20,212			$19,282			$18,360

(1)The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin, on a tax-equivalent basis, for the year ended December 31, 2010 was 2.91%, compared to 2.84% for the year ended December 31, 2009 and 2.82% for the year ended December 31, 2008. Our net interest spread was 2.68% for the year ended December 31, 2010, compared to 2.59% for the year ended December 31, 2009 and 2.54% for the year ended December 31, 2008. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Despite lower interest income as a result of additional loans being placed on nonaccrual and an increase in our investment portfolio, which traditionally yields lower earnings, our net interest margin has increased throughout 2010 from 2.87% for the fourth quarter of 2009 to 3.03% for the fourth quarter of 2010. During the twelve-month periods ended December 31, 2010, 2009 and 2008, interest earning assets exceeded interest bearing liabilities by $68.7 million, $63.6 million, and $50.7 million, respectively. During 2010, interest-earning assets averaged $699.3 million, compared to $681.6 million in 2009 and $654.6 million in 2008.

The increase in our net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended December 31, 2010. While our loan yield increased by 4 basis points for the 2010 period, our investment yield decreased 135 basis points, resulting in a 20 basis point decrease in the overall yield on our interest earning assets during 2010. However, the decrease in our interest earning asset yield was offset by a 30 basis point decrease in the cost of our interest-bearing liabilities. During 2010, the cost of our interest bearing deposits decreased by 29 basis points compared to the same period in 2009, while the combined cost of our borrowings remained virtually unchanged for the 2010 period. As of December 31, 2010, most of our FHLB advances were at fixed rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable rates.

The $4.7 million increase in average nonearning assets during the year ended December 31, 2010 compared to the same period in 2009 is due primarily to a $2.5 million increase in prepaid expenses due to the $3.2 million prepaid to the FDIC in December 2009, as well as an increase of $2.6 million in other real estate owned. In addition, the $4.1 million increase in average shareholders' equity during the 2010 period is primarily related to the $17.3 million received on February 27, 2009 for the issuance of preferred stock under the Treasury's Capital Purchase Program.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Years Ended
	December 31, 2010 vs. 2009				December 31, 2009 vs. 2008
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$626	$235	$4	$865	$1,334	$(4,499)	$(171)	$(3,336)
Investment securities	(197)	(1,407)	63	(1,541)	276	(706)	(40)	(470)
Federal funds sold	26	1	1	28	17	(232)	(15)	(230)
Total interest income	455	(1,171)	68	(648)	1,627	(5,437)	(226)	(4,036)
Interest expense
Deposits	936	(1,376)	(132)	(572)	622	(5,214)	(219)	(4,811)
Note payable and other debt	(1,016)	96	(15)	(935)	(109)	307	(5)	193
Junior subordinated debt	-	(71)	-	(71)	-	(340)	-	(340)
Total interest expense	(80)	(1,351)	(147)	(1,578)	513	(5,247)	(224)	(4,958)
Net interest income	$535	$180	$215	$930	$1,114	$(190)	$(2)	$922

Net interest income, the largest component of our income, was $20.2 million, $19.3 million, and $18.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively. The increases in 2010 and 2009 related primarily to the net effect of higher levels of both average interest-earning assets and interest-bearing liabilities. Average interest-earning assets increased $17.7 million and $27.0 million during the years ended December 31, 2010 and 2009, respectively, compared to the prior years. During the same periods of 2010 and 2009, average interest-bearing liabilities increased $12.6 million and $14.1 million, respectively, compared to the prior years. The higher average balances resulted in $535,000 and $1.1 million of additional net interest income during the years ended 2010 and 2009, respectively, compared to the same periods in 2009 and 2008. In addition, lower rates on the average balances, especially on our interest-bearing deposits, produced additional net interest income of $180,000 for the 2010 period while the lower rates reduced net interest income by $190,000 in 2009.

Interest income for the year ended December 31, 2010 was $35.5 million, consisting of $32.6 million on loans, $2.9 million on investments, and $59,000 on federal funds sold. Interest income for the same period ended December 31, 2009 was $36.2 million, consisting of $31.7 million on loans, $4.4 million on investments, and $31,000 on federal funds sold. Interest income for 2008 was $40.2 million, consisting of $35.1 million on loans, $4.9 million on investments, and $261,000 on federal funds sold. Interest on loans for the years ended December 31, 2010, 2009 and 2008 represented 91.7%, 87.7% and 87.2%, respectively, of total interest income, while income from investments and federal funds sold represented 8.3%, 12.3% and 12.8% of total interest income for the years ended December 31, 2010, 2009 and 2008, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 82.9%, 83.4% and 83.7% of average interest-earning assets for the years ended December 31, 2010, 2009 and 2008, respectively. Included in interest income on loans for the years ended December 31, 2010, 2009 and 2008 was $452,000, $599,000 and $727,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the year ended December 31, 2010 was $15.3 million, a 9.3% decrease compared to $16.9 million for the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, interest expense consisted of $9.4 million and $10.0 million, respectively, related to deposits and $5.9 million and $6.9 million, respectively, related to borrowings. Interest expense for the year ended December 31, 2008 was $21.9 million, consisting of $14.8 million related to deposits and $7.0 million related to borrowings. Interest expense on deposits for the years ended December 31, 2010, 2009 and 2008 represented 61.5%, 59.2% and 67.8%, respectively, of total interest expense, while interest expense on borrowings represented 38.5%, 40.8% and 32.2%, respectively, of total interest expense. During the year ended December 31, 2010, average interest-bearing deposits were higher by $37.0 million than for the same period in 2009, while FHLB advances and other borrowings were $24.4 million lower than for the same period in 2009. Average interest-bearing deposits were higher by $16.8 million during the year ended December 31, 2009 than for the same period 2008, while FHLB advances and other borrowings during 2009 were $2.8 million lower than for the same period in 2008.

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

For the year ended December 31, 2010, we incurred a noncash expense related to the provision for loan losses of $5.6 million, bringing the allowance for loan losses to $8.4 million, or 1.47% of gross loans, as of December 31, 2010. The $5.6 million provision for 2010 related primarily to both the level of charge-offs that occurred during this period and the increase in non-performing loans. During the twelve months ended December 31, 2010, we charged-off $5.2 million in loans and recorded $176,000 of recoveries on loans previously charged-off. The $5.0 million net charge-offs represented 0.86% of the average outstanding loan portfolio for the year ended December 31, 2010.

At December 31, 2010, 2009 and 2008, the allowance for loan losses represented 89.9%, 66.1%, and 91.0% of the amount of non-performing loans. A significant portion, or 77.1%, of nonperforming loans at December 31, 2010 are secured by real estate. Our nonperforming loans have been written down to approximately 72% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans combined with our write-downs on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $5.6 million for the year ended December 31, 2010 to be adequate.

In comparison, for the same periods in 2009 and 2008, we added $4.3 million and $3.2 million, respectively, to the provision for loan losses, resulting in an allowance of $7.8 million and $7.0 million at December 31, 2009 and 2008. The allowance for loan losses as a percentage of gross loans was 1.35% and 1.24% at December 31, 2009 and 2008, respectively. We reported net charge-offs of $3.6 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively, including recoveries of $109,000 and $28,000 for the same periods in 2009 and 2008. The net charge-offs of $3.6 million and $1.9 million during 2009 and 2008, respectively, represented 0.63% and 0.35% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income (loss) (dollars in thousands).

	Years ended December 31,
	2010	2009	2008
Loan fee income	$711	$431	$197
Service fees on deposit accounts	583	732	653
Income from bank owned life insurance	554	605	462
Gain on sale of investment securities	1,156	41	33
Other than temporary impairment on investment securities	(450)	-	(1,931)
Real estate owned activity	(674)	(342)	(140)
Gain on sale of property and equipment	18	-	-
Other income	473	376	326
Total noninterest income (loss)	$2,371	$1,843	$(400)

Noninterest income for the year ended December 31, 2010 was $2.4 million, an increase of $528,000, or 28.6% compared to noninterest income of $1.8 million during the same period in 2009. The $528,000 increase in 2010 was primarily related to the $1.2 million gain on sale of investment securities, partially offset by an other than temporary impairment charge which resulted in a net gain of $706,000. In addition, loan fee income increased by $280,000 and other income increased by $97,000. Partially offsetting the increases in income was a $332,000 increased loss on real estate owned activity income, $51,000 decrease in bank owned life insurance, and a decreased of $149,000 in deposit account fees. Noninterest income resulted in a loss for the year ended December 31, 2008 of $400,000.

Loan fee income consists primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party. Loan fees were $711,000 and $431,000 for the years ended December 31, 2010 and 2009, respectively. The $280,000 increase relates primarily to an increase in mortgage origination and referral fees of $305,000, partially offset by decreases of $7,000 in late fees and $18,000 in fees related to lines and letters of credit. Mortgage origination and referral fees were $580,000 in 2010 compared to $275,000 in 2009. In addition, we received $93,000 in late charge fees in 2010 compared to $100,000 for the same period in 2009 and $38,000 and $56,000 of fees related to lines and letters of credit for the years ended December 31, 2010 and 2009, respectively.

Income from loan fees increased by $234,000 to $431,000 for the year ended December 31, 2009 from $197,000 for the same period in 2008. The increase relates primarily to an increase of $262,000 in mortgage origination fees, partially offset by decreases of $8,000 in fees related to lines and letters of credit and $20,000 in late charge fees.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions. Deposit fees were $583,000 and $732,000 for the years ended December 31, 2010 and 2009, respectively. The $149,000 decrease is primarily related to a $181,000 decrease in NSF fees, partially offset by a $32,000 increase in service charges and other deposit related fees. NSF fee income was $252,000 and $433,000 for the years ended December 31, 2010 and 2009, respectively, representing 43.2% of total service fees on deposits in 2010 compared to 59.2% in 2009. Service charge fees were $283,000 and $248,000 for the years ended December 31, 2010 and 2009, respectively, while other fees such as overdraft and returned item fees were $48,000 and $51,000 for the same periods in 2010 and 2009.

Deposit fees were $732,000 and $653,000 for the years ended December 31, 2009 and 2008, respectively. The $79,000 increase is primarily related to a $68,000 increase in service charges and other deposit related fees and a $17,000 increase in overdraft fees, partially offset by a $5,000 decrease in NSF fees. Other deposit related fees were $263,000 and $195,000 for the years ended December 31, 2009 and 2008, respectively. NSF income was $433,000 and $438,000 for the same periods ended December 31, 2009 and 2008, respectively, representing 59.2% of total service fees on deposits in 2009 compared to 67.1% of total service fees on deposits in 2008.

We held $14.5 million of bank owned life insurance as of December 31, 2010, compared to $14.0 million as of December 31, 2009. Income derived from this life insurance was $554,000, $605,000, and $462,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The $51,000 decrease in income from life insurance during 2010 is due to reduced rates of return on the insurance policies due to the current market environment.

We recorded a $1.2 million gain on sale of investment securities during the twelve months ended December 31, 2010. We sold $110.0 million of securities and purchased $112.9 million of securities, allowing us to reposition our investment portfolio to better match our anticipated future cashflow needs. The gain on sale also assisted us in meeting our higher regulatory capital requirements. In addition, we recorded a $450,000 other-than-temporary impairment charge on one of our private-label collateralized mortgage obligations during the third quarter of 2010 and subsequently sold the security in November 2010. Comparatively, we recorded gains of $41,000 and $33,000 on the sale or call of investment securities during the years ended December 31, 2009 and 2008, respectively. In addition, during 2008 we recorded an impairment charge of $1.9 million on our FNMA preferred stock, which was determined to have suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place the FNMA under conservatorship. The FNMA preferred stock was sold in the third quarter of 2009.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans. For the years ended December 31, 2010 and 2009, our expenses related to owning the real estate exceeded income received on the properties by $674,000 and $342,000, respectively. During 2010, we received rental income of $165,000, incurred expenses of $168,000 and recorded write-downs or losses on sale of $671,000. During 2009 and 2008, we had net losses of $342,000 and $140,000, respectively. Included in real estate owned activity for 2009 was rental income of $123,000 and write-downs or losses on the sale of property of $395,000. The remaining $70,000 of expenses relates to costs associated with owning the property such as maintenance and property taxes. During 2008, we received rental income of $74,000 and incurred write-downs or losses on sale of $148,000 and additional maintenance costs of $66,000.

Other income consisted primarily of income from fees received on debit card transactions, sale of customer checks, and fees received on wire transfers. Other income was $473,000 and $376,000 for the years ended December 31, 2010 and 2009, respectively. The $97,000 increase resulted primarily from a $72,000 increase in debit card transaction fees and a $25,000 increase in other client service related fees. Debit card transaction fees were $340,000 and $268,000 for the years ended December 31, 2010 and 2009, respectively and represented 71.9% and 71.3% of total other income for the 2010 and 2009 periods, respectively. The corresponding transaction costs associated with debit card transactions are included in outside service expense. The debit card transaction costs were $128,000 and $98,000 for the years ended December 31, 2010 and 2009, respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2010 and 2009 was $212,000 and $170,000, respectively.

Other income was $376,000 and $326,000 for the years ended December 31, 2009 and 2008, respectively. The $50,000 increase resulted primarily from a $38,000 increase in debit card transaction fees and a $12,000 increase in other fee income. Debit card transaction fees were $230,000 for the year ended December 31, 2008 and represented 70.6% of total other income for the year ended December 31, 2008. The corresponding transaction costs associated with debit card transactions were approximately $92,000 for the year ended December 31, 2008 and are included in data processing and related costs. The net impact of the fees received and the related cost of the debit card transactions on earnings for the twelve months ended December 31, 2008 was $138,000.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses (dollars in thousands).

	Years ended December 31,
	2010	2009	2008
Compensation and benefits	$8,245	$7,840	$6,817
Professional fees	659	650	525
Marketing	690	659	583
Insurance	1,533	1,433	560
Occupancy	2,135	1,938	1,554
Data processing and related costs	1,624	1,451	1,352
Telephone	303	266	176
Other	701	814	754
Total noninterest expenses	$15,890	$15,051	$12,321

We incurred noninterest expenses of $15.9 million for the year ended December 31, 2010 compared to $15.1 million and $12.3 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2010 compensation and benefits, occupancy, and data processing and related costs accounted for 75.5% of the total noninterest expenses compared to 74.6% in 2009 and 78.9% in 2008.

Our efficiency ratio was 70.5% for the year ended December 31, 2010 compared to 70.2% and 61.6% for the same periods in 2009 and 2008. The efficiency ratio is computed as noninterest expense as a percentage of noninterest income and net interest income, excluding real estate owned activity and the impairment charge. Increased FDIC insurance premiums and expenses related to the additional two retail offices opened in July 2008 and our new regional headquarters building opened in August 2009 contributed to the elevated efficiency ratio for the years ended December 31, 2010 and 2009, compared to the same period in 2008.

The following tables set forth information related to our compensation and benefits (dollars in thousands).

	Years ended December 31,
	2010	2009	2008
Base compensation	$6,395	$5,799	$4,960
Incentive compensation	504	702	758
Total compensation	6,899	6,501	5,718
Benefits	1,479	1,479	1,249
Capitalized loan origination costs	(133)	(140)	(150)
Total compensation and benefits	$8,245	$7,840	$6,817

Total compensation and benefits expense was $8.3 million, $7.8 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Compensation and benefits represented 51.9% of our total noninterest expenses for the year ended December 31, 2010, 52.1% for the 2009 period, and 55.3% for the 2008 period. The $405,000 increase in compensation and benefits expense in 2010 compared to 2009 is primarily related to a $596,000 increase in base compensation, partially offset by a $198,000 reduction in incentive compensation. In addition, loan origination costs, which are required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, decreased $7,000 during the 2010 period.

Compensation and benefits expense increased by $1.0 million in 2009 compared to 2008. The increase is a result of $839,000 additional base compensation and $230,000 of additional benefits cost, partially offset by a reduction in incentive compensation of $56,000. Loan origination costs decreased $10,000 during the 2009 period.

The $596,000 increase in base compensation expense for the year ended December 31, 2010, compared to the same period in 2009, related primarily to the cost of the additional employees hired to staff our new regional headquarters in Columbia, South Carolina, as well as annual salary increases. The $839,000 increase in base compensation expense in 2009 compared to 2008, related to the addition of 13 employees, plus the impact of annual salary increases. We hired 6 additional employees during the third quarter of 2009 in relation to the opening of our new regional headquarters in Columbia, South Carolina. In addition, we added positions in mortgage origination, credit and client services.

Incentive compensation decreased $198,000 and $56,000 for the years ended December 31, 2010 and 2009, respectively compared to the 2009 and 2008 periods. The decreases are due primarily to the fact that certain targeted financial performance goals were not achieved by management, resulting in less incentive compensation for the years 2010 and 2009. For the year ended December 31, 2010, incentive compensation represented 7.3% of total compensation, compared to 10.8% and 13.3% for the years ended December 31, 2009 and 2008, respectively. The incentive compensation expense recorded for the years 2010, 2009, and 2008 represented an accrual of the estimated incentive compensation earned during the respective year.

Benefits expense for both years ended December 31, 2010 and 2009 was $1.5 million and $1.3 million for the year ended December 31, 2008. Benefits expense represented 21.4%, 22.8%, and 21.8% of the total compensation for the years ended December 31, 2010, 2009, and 2008, respectively.

The following tables set forth information related to our data processing and related costs (dollars in thousands).

	Years ended December 31,
	2010	2009	2008
Data processing costs	$1,223	$1,087	$1,032
Debit card transaction expense	128	98	92
Courier expense	111	112	104
Other expenses	162	154	124
Total data processing and related costs	$1,624	$1,451	$1,352

Total data processing and related costs were $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, our data processing costs for our core processing system increased by $136,000 to $1.2 million compared to $1.1 million for the same period in 2009. Data processing costs for our core processing system were $1.0 million for the year ended December 31, 2008.

We have contracted with an outside computer service company to provide our core data processing services. Data processing costs increased $136,000, or 12.5%, for the year ended December 31, 2010 and $55,000, or 5.3%, for the year ended December 31, 2009 compared to the same periods in 2009 and 2008, respectively. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. Our electronic banking and credit bureau fees, specifically, have increased as we have grown our client base during the year ended December 31, 2010.

We receive income from debit card transactions performed by our clients. Since we outsource this service, we are charged related transaction expenses by our merchant service provider. Debit card transaction expense was $128,000 and $98,000 for the years ended December 31, 2010 and 2009, respectively, and $92,000 for the year ended December 31, 2008.

Occupancy expense represented 13.4%, 12.9% and 12.6% of total noninterest expenses for the years ended December 31, 2010, 2009, and 2008, respectively. Occupancy expense increased $197,000 to $2.1 million for the year ended December 31, 2010 from $1.9 million for the same period in 2009. The increase is due primarily to the expenses related to our new regional headquarters in Columbia, South Carolina which opened in August 2009. During 2009, occupancy expense increased $384,000 from $1.6 million for the year ended December 31, 2008, due primarily to the additional expenses associated with our two new retail offices opened in July 2008.

The remaining $64,000 increase in general and administrative expenses for the year ended December 31, 2010, compared to the same period in 2009, resulted primarily from increases of $100,000 in insurance expenses, $9,000 in professional fees, $31,000 in marketing expenses, $37,000 in telephone expenses, partially offset by a decrease of $113,000 in other expenses. The increase in insurance expense is primarily related to a general increase in the assessment rate used to calculate FDIC insurance premiums as well as an increased assessment from the OCC. The increases in marketing and telephone expenses are essentially due to increased community support and additional marketing efforts in our two primary markets and to additional communication costs associated with our new regional headquarters in Columbia, South Carolina. In addition, the $113,000 decrease in other expense is primarily due to a $52,000 decrease in general office supplies as well as a $58,000 decrease in decrease in collection expenses.

Contributing to the increase in noninterest expenses for the year ended December 31, 2009 compared to the same period in 2008 were increases of $873,000 in insurance expenses, $125,000 in professional fees, $76,000 in marketing expenses, $90,000 in telephone expenses and $60,000 in other expenses. The significant increase in insurance expense during 2009 is primarily related to a general increase in the assessment rate used to calculate FDIC insurance premiums as well as the special assessment of approximately $300,000 charged by the FDIC. The increase in professional fees relates primarily to increased legal, accounting, and directors fees, while the increases in marketing and telephone expenses are due to increased community support and basic communication costs. In addition, the $60,000 increase in other expense is primarily due to a $115,000 increase in collection expenses, partially offset by decreases of $41,000 in office supplies, $32,000 in deposit account losses, and $23,000 in travel and business meal expenses.

Income tax expense was $193,000, $345,000 and $626,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate was 17.8% for the year ended December 31, 2010, and 19.6% and 25.3% for the years ended December 31, 2009 and 2008, respectively. The lower net income during these years, combined with additional tax-exempt income from bank owned life insurance and state and municipal investment securities, increased the impact that our tax-exempt income had in lowering our effective tax rate.

Balance Sheet Review

General

At December 31, 2010, we had total assets of $736.5 million, consisting principally of $572.4 million in loans, $72.9 million in investments, $49.7 million in federal funds sold, and $14.5 million in bank owned life insurance. Our liabilities at December 31, 2010 totaled $677.3 million, consisting principally of $536.3 million in deposits, $122.7 million in FHLB advances and related debt, and $13.4 million of junior subordinated debentures. At December 31, 2010, our shareholders' equity was $59.2 million.

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

Federal Funds Sold

At December 31, 2010, our $49.7 million in short-term investments in federal funds sold on an overnight basis comprised 6.8% of total assets, compared to $6.5 million, or 0.9% of total assets, at December 31, 2009.

Investments

At December 31, 2010, the $72.9 million in our investment securities portfolio represented approximately 9.9% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $63.8 million and an amortized cost of $64.9 million for an unrealized loss of $1.1 million.

The amortized costs and the fair value of our investments at December 31, 2010, 2009, and 2008 are shown in the following table (dollars in thousands).

	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Government sponsored enterprises	$-	$-	$11,615	$11,540	$18,483	$18,708
State and political subdivisions	11,331	11,166	5,267	5,309	3,790	3,772
Mortgage-backed securities	53,518	52,617	58,580	59,346	43,700	41,886
Preferred stock	-	-	-	-	84	66
Total	$64,849	$63,783	$75,462	$76,195	$66,057	$64,432
Held to Maturity
Mortgage-backed securities	$-	$-	$9,225	$9,516	$12,519	$12,618

Contractual maturities and yields on our investments at December 31, 2010 are shown in the following table (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2010, we had no securities with a maturity of less than one year.

	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-	$5,719	3.10%	$5,447	3.66%	$11,166	3.37%
Mortgage-backed securities	95	3.98%	-	-	52,522	2.58%	52,617	2.59%
Total	$95	3.98%	$5,719	3.10%	$57,969	2.71%	$63,783	2.74%

At December 31, 2010, the Company had 27 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities currently rated AA or AAA by Moody or Standard and Poor's, and therefore, pose minimal credit risk. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Included in our investment portfolio at December 31, 2010 is one private-label collateralized mortgage backed security with a book value of $2.9 million, approximate fair value of $2.5 million and a Standard and Poor's rating of BBB-. The CMO is collateralized by single-family residences concentrated in Georgia and Florida, for which approximately 41% of the underlying loans have limited documents. Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and 2009 and continuing into 2010. The result has been that the market for these investments has become significantly less liquid and the spread as compared to alternative investments has widened dramatically. Due to this illiquidity, the Company has recorded a liquidity discount in the form of an unrealized loss of $350,000 related to the private-label CMO.

The Company evaluates this security for other-than-temporary impairment quarterly based on the Bloomberg Default model which uses relevant assumptions such as prepayment rate, default rate and loss severity in determining the expected recovery of the contractual cash flows. The average prepayment speed (CPR), default rate (CDR) and severity used in the valuation were approximately 6%, 1%, and 38%, respectively.

Other investments are comprised of the following and are recorded at cost which approximates fair value (dollars in thousands):

	December 31, 2010	December 31, 2009
Federal Reserve Bank stock	$1,485	$1,485
Federal Home Loan Bank stock	6,333	7,088
Certificates of deposit	849	99
Investment in Trust Preferred subsidiaries	403	403
Investment receivable	-	138
	$9,070	$9,213

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2010 and 2009 were $579.4 million and $568.6 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2010 and 2009 were $572.4 million and $574.3 million, respectively.

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

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2010 (dollars in thousands). The $41.6 million decrease in commercial construction loans during the past 2 years is primarily due to projects being completed and the loan restructured into a permanent loan either with our bank or another financial institution.

	2010		2009		2008		2007		2006
		%of		%of		%of		%of		%of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Real Estate:
Commercial
Owner Occupied	$137,873	24.1%	$132,569	23.1%	$113,370	20.0%	$114,168	22.4%	$77,668	19.3%
Non-owner occupied	163,971	28.6%	160,460	27.9%	151,274	26.7%	147,478	29.0%	126,008	31.3%
Construction	11,344	2.0%	22,741	4.0%	52,981	9.4%	38,464	7.6%	20,466	5.1%
Total commercial real estate	313,188	54.7%	315,770	55.0%	317,625	56.1%	300,110	59.0%	224,142	55.7%
Consumer
Residential	54,161	9.5%	55,377	9.6%	60,336	10.7%	59,815	11.7%	59,187	14.7%
Home equity	79,528	13.9%	74,348	13.0%	62,987	11.1%	46,806	9.2%	35,986	9.0%
Construction	8,569	1.5%	7,940	1.4%	8,905	1.5%	7,153	1.4%	8,259	2.0%
Total consumer real estate	142,258	24.9%	137,665	24.0%	132,228	23.3%	113,774	22.3%	103,432	25.7%
Total real estate	455,446	79.6%	453,435	79.0%	449,853	79.4%	413,884	81.3%	327,574	81.4%
Commercial business	109,450	19.1%	110,539	19.3%	106,479	18.8%	86,863	17.1%	65,891	16.4%
Consumer - other	8,079	1.4%	11,021	1.9%	11,194	2.0%	9,051	1.8%	9,524	2.4%
Deferred origination fees, net	(583)	(0.1)%	(725)	(0.2)%	(919)	(0.2)%	(949)	(0.2)%	(806)	(0.2)%
Total gross loans, net of deferred fees	572,392	100.0%	574,270	100.0%	566,607	100.0%	508,849	100.0%	402,183	100.0%
Less - allowance for loan losses	(8,386)		(7,760)		(7,005)		(5,751)		(4,949)
Total loans, net	$564,006		$566,510		$559,602		$503,098		$397,234

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010 (dollars in thousands).

	One year or less	After one but within five years	After five years	Total
Real estate - mortgage	$99,026	$257,649	$78,858	$435,533
Real estate - construction	13,800	4,659	1,454	19,913
Total real estate	112,826	262,308	80,312	455,446
Commercial	53,677	53,933	1,840	109,450
Consumer - other	4,162	3,338	579	8,079
Deferred origination fees, net	(180)	(319)	(84)	(583)
Total gross loan, net of deferred fees	$170,485	$319,260	$82,647	$572,392
Loans maturing - after one year with
Fixed interest rates				$200,230
Floating interest rates				$201,677

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

At December 31, 2010 and December 31, 2009, the allowance for loan losses was $8.4 million and $7.8 million, respectively, or 1.47% and 1.35% of outstanding loans, respectively. During the years ended December 31, 2010 and 2009, our net charged-off loans were $5.0 million and $3.6 million, respectively. The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers' ability to repay, and the decrease in values in the real estate market, which affects the value of collateral securing certain loans with the bank.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2010 (dollars in thousands).

	December 31,
	2010	2009	2008	2007	2006
Balance, beginning of year	$7,760	$7,005	$5,751	$4,949	$4,490
Charge-offs:
Commercial	(2,873)	(1,640)	(647)	(74)	(65)
Real estate-construction	(659)	(1,351)	(1,150)	(1,085)	(181)
Real estate-mortgage	(1,457)	(540)	(109)	(80)	(982)
Consumer	(171)	(133)	(29)	(57)	(78)
Total charge-offs	(5,160)	(3,664)	(1,935)	(1,296)	(1,306)
Recoveries:
Commercial	167	92	17	-	8
Real estate-construction	1	-	-	-	-
Real estate-mortgage	6	14	11	33	65
Consumer	2	3	-	15	42
Total recoveries	176	109	28	48	115
Net loans charged-off	$(4,984)	$(3,555)	$(1,907)	$(1,248)	$(1,191)
Provision for loan losses	5,610	4,310	3,161	2,050	1,650
Balance, end of year	$8,386	$7,760	$7,005	$5,751	$4,949
Allowance for loan losses to gross loans	1.47%	1.35%	1.24%	1.13%	1.23%
Net charge-offs to average loans	0.86%	0.63%	0.35%	0.27%	0.32%

Nonperforming Assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2010 (dollars in thousands). Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	December 31,
	2010	2009	2008	2007	2006
Loans on nonaccrual:
Mortgage	$7,194	$7,964	$6,818	$4,316	$1,424
Commercial	2,125	3,702	868	75	32
Consumer	7	75	13	45	33
Total nonaccrual loans	9,326	11,741	7,699	4,436	1,489

	December 31,
	2010	2009	2008	2007	2006
Total of nonperforming loans	9,326	11,741	7,699	4,436	1,489
Real estate acquired in settlement of loans	5,629	3,704	2,116	268	1,012
Total nonperforming assets	$14,955	$15,445	$9,815	$4,704	$2,501
Loans over 90 days past due (1)	$6,439	$4,686	$7,008	$4,582	$945
Nonperforming assets as a percentage of:
Total assets	2.03%	2.15%	1.42%	0.75%	0.49%
Gross loans	2.61%	2.69%	1.73%	0.92%	0.62%
(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2010, nonperforming assets were $15.0 million, or 2.03% of total assets and 2.61% of gross loans. Comparatively, nonperforming assets were $15.5 million, or 2.15% of total assets and 2.69% of gross loans at December 31, 2009. Nonaccrual loans decreased $2.4 million to $9.3 million at December 31, 2010 from $11.7 million at December 31, 2009. The decrease is due primarily to the transfer of 6 properties totaling $3.4 million to real estate acquired in settlement of loans. In addition, we have added $4.6 million or 21 new loans to nonaccrual while removing or charging off $3.6 million or 13 non-accrual loans from 2009. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2010 and 2009 was approximately $376,000 and $638,000, respectively. The amount of interest income recorded in 2010 for loans that were on nonaccrual at December 31, 2010 was approximately $255,000 and approximately $305,000 in 2009.

Other nonperforming assets include real estate acquired in settlement of loans. These assets increased $1.9 million to $5.6 million at December 31, 2010 from $3.7 million at December 31, 2009. The balance at December 31, 2010 includes 10 commercial properties for $4.3 million and 2 pieces of residential real estate totaling $1.4 million. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2010. Subsequent to December 31, 2010, we sold one large residential property which was recorded at $1.3 million, reducing our real estate acquired in settlement of loans to $4.3 million. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

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

In addition, approximately 80% of our loans are collateralized by real estate and over 81% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2010, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2010, impaired loans amounted to approximately $9.3 million for which $6.0 million of these loans have a reserve of approximately $1.9 million allocated in the allowance. During 2010, the average recorded investment in impaired loans was approximately $10.1 million. At December 31, 2009, impaired loans amounted to approximately $10.9 million for which $5.9 million of these loans had a reserve of approximately $1.1 million allocated in the allowance. During 2009, the average recorded investment in impaired loans was approximately $9.1 million.

As of December 31, 2010 we had approximately $1.7 million of potential problem loans, primarily loans with a risk rating of special mention or substandard, that were not already categorized as nonaccrual, past due, restructured, or impaired that had borrower credit problems causing us to have serious doubt as to the ability of the borrower to comply with the present loan repayment terms. We monitor these loans closely and review performance on a regular basis.

The Company's loan approval process includes review of modifications on all criticized loans greater than $100,000.  A loan is considered to be a troubled debt restructuring ("TDR") when the debtor was experiencing financial difficulties and the

Company provided concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  As of December 31, 2010 and 2009, we determined that we had two loans totaling $488,000 and $482,000, respectively, which we considered TDRs. These loans are included in the nonaccrual loan amounts in the above table.

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

The amount of out-of-market deposits was $86.4 million at December 31, 2010 and $147.9 at December 31, 2009. As our wholesale deposits have matured during the past two years, we have successfully replaced them with local deposits. While wholesale deposits decreased $114.6 million during 2010 and 2009, our retail deposits have increased $181.3 million. We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 107%, 116%, and 121% at December 31, 2010, 2009, and 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands).

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$45,957	-%	$36,509	-%	$33,815	-%
Interest bearing demand deposits	96,901	1.27%	43,465	0.69%	38,850	1.03%
Money market accounts	94,398	1.00%	84,342	1.13%	87,617	1.93%
Savings accounts	2,785	0.21%	2,164	0.16%	1,865	0.33%
Time deposits less than $100,000	78,837	2.16%	50,635	2.88%	48,639	3.92%
Time deposits greater than $100,000	212,292	2.61%	267,620	2.73%	254,415	4.25%
Total deposits	$531,170	1.78%	$484,735	2.07%	$465,201	3.18%

The $28.2 million increase in time deposits less than $100,000 for the year ended December 31, 2010 compared to the 2009 period and the $55.3 million decrease in time deposits of $100,000 or more is a result of our intense focus to replace our out-of-market deposits with local deposits.

Core deposits, which exclude time deposits of $100,000 or more and wholesale time deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $356.6 million, $246.8 million, and $205.9 million at December 31, 2010, 2009 and 2008, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2010 and 2009 is as follows (dollars in thousands):

	2010	2009
Three months or less	$36,196	$51,945
Over three through six months	37,715	32,859
Over six through twelve months	33,176	69,672
Over twelve months	72,336	91,448
Total	$179,423	$245,924

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, we are voluntarily participating in the FDIC's TAGP. Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account. On April 13, 2010, the FDIC approved an interim rule that extended the TAGP to December 31, 2010. We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. We believe participation in the program is enhancing our ability to retain customer deposits.

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

Capital Resources

Total shareholders' equity was $59.2 million at December 31, 2010 and $59.8 million at December 31, 2009.

On February 27, 2009, as part of the CPP, the company entered into the CPP Purchase Agreement with the Treasury Department, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 363,609.4 shares of our common stock (adjusted for the stock dividend in 2011) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.136 per share of the common stock (adjusted for the stock dividend in 2011).

On June 8, 2010, the Bank entered into a Formal Agreement with its primary regulator, the OCC. The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and believe the Company is currently in compliance with substantially all of the requirements of the Formal Agreement.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2010. Since our inception, we have not paid cash dividends.

	2010	2009	2008
Return on average assets	0.12%	0.20%	0.27%
Return on average equity	1.47%	2.51%	4.73%
Return on average common equity	(0.98%)	0.64%	4.73%
Average equity to average assets ratio	8.16%	7.85%	5.73%
Common equity to assets ratio	6.01%	6.17%	5.74%

Our return on average assets was 0.12% for the year ended December 31, 2010 and 0.20% and 0.27% for the years ended December 31, 2009 and 2008, respectively. In addition, our return on average equity decreased to 1.47% from 2.51% for the years ended December 31, 2010 and 2009, respectively, and 4.73% for the same periods in 2008. The increase in the equity to total assets ratio from December 31, 2008 to December 31, 2010 is primarily related to the $17.3 million received in conjunction with the issuance of preferred stock. In addition, our return on average common equity was (0.98%) and our common equity to assets ratio was 6.01% for the year ended December 31, 2010.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of December 31, 2010, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2010, 2009, and 2008 (dollars in thousands).

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to risk weighted assets)	$78,659	13.2%	71,487	12.0%	47,658	8.0%	59,572	10.0%
Tier 1 Capital (to risk weighted assets)	71,201	12.0%	59,572	10.0%	23,829	4.0%	35,743	6.0%
Tier 1 Capital (to average assets)	71,201	9.6%	66,895	9.0%	29,731	4.0%	37,164	5.0%

As of December 31, 2009
Total Capital (to risk weighted assets)	$77,393	12.8%	N/A	N/A	48,215	8.0%	60,268	10.0%
Tier 1 Capital (to risk weighted assets)	69,857	11.6%	N/A	N/A	24,107	4.0%	36,161	6.0%
Tier 1 Capital (to average assets)	69,857	9.6%	N/A	N/A	29,028	4.0%	36,285	5.0%

As of December 31, 2008
Total Capital (to risk weighted assets)	$75,004	12.8%	N/A	N/A	46,894	8.0%	58,617	10.0%
Tier 1 Capital (to risk weighted assets)	67,997	11.6%	N/A	N/A	23,447	4.0%	35,170	6.0%
Tier 1 Capital (to average assets)	58,236	9.8%	N/A	N/A	27,821	4.0%	34,776	5.0%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2010, unfunded commitments to extend credit were approximately $86.4 million, of which $9.5 million is at fixed rates and $76.9 million is at variable rates. At December 31, 2009, unfunded commitments to extend credit were $90.5 million, of which approximately $10.6 million was at fixed rates and $79.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2010 and 2009, respectively, there was a $2.8 million and $5.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2010, at each of the time intervals (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$49,731	$-	$-	$-	$49,731
Investment securities	2,709	7,321	25,585	28,168	63,783
Loans	298,597	45,227	180,043	39,693	563,560

Total earning assets	$351,037	$52,548	$205,628	$67,861	$677,074

Interest-bearing liabilities:
Money market and NOW	$237,481	$-	$-	$-	$237,481
Regular savings	3,229	-	-	-	3,229
Time deposits	56,746	103,238	88,786	-	248,770
FHLB advances and related debt	70,200	-	37,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403

Total interest-bearing liabilities	$381,059	$103,238	$126,286	$15,000	$625,583

Period gap	$(30,022)	$(50,690)	$79,342	$52,862
Cumulative Gap	(30,022)	(80,712)	(1,370)	51,491

Ratio of cumulative gap to total earning assets	(4.4%)	(11.9%)	(0.2%)	7.6%

As measured over the one-year time interval, we were liability sensitive during the year ended December 31, 2010 since we have more liabilities than assets repricing in the next twelve months.  However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. We periodically utilize more complex interest rate models than indicated above, and based on those results we believe that our net interest income will be positively impacted by an anticipated rise in interest rates. Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 50% and 51% of our loans were variable rate loans at December 31, 2010 and 2009, respectively. The ratio of cumulative gap to total earning assets after twelve months was (11.9%) because $80.7 million more liabilities will reprice in a twelve month period than assets.   Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At December 31, 2010, 77.4% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $381.1 million of interest-bearing liabilities set to reprice within three months, 63.2% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At December 31, 2010, we had $80.7 million more liabilities than assets that reprice within the next twelve months. Included in our FHLB advances and related debt are a number of borrowings with callable features as of December 31, 2010. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At December 31, 2010 and 2009, our liquid assets amounted to $53.9 million and $12.1 million, or 7.3% and 1.7% of total assets, respectively. Our investment securities at December 31, 2010 and 2009 amounted to $72.9 million and $94.6 million, or 9.9% and 13.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain 3 federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines at December 31, 2010.

We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2010 was $9.6 million, based on the bank's $6.3 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have a lease on our headquarters and main office with a remaining term of seven years. The lease provides for annual lease rate escalations based on cost of living adjustments.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2010 (dollars in thousands).

	Payments Due by Period
	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificates of deposit	$159,984	$64,748	$19,571	$4,467	$-	$248,770
FHLB advances and related debt	70,200	-	20,000	17,500	15,000	122,700
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,726	1,740	1,759	1,774	2,732	9,731

Total	$231,910	$66,488	$41,330	$23,741	$31,135	$394,604

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

In July 2010, the Receivables topic of the FASB Accounting Standards Codification ("ASC") was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. Disclosures about Troubled Debt Restructurings required by the Update have been deferred by FASB in a proposed Update.

The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated.  Among other things, the Dodd-Frank Act abolishes the Office of Thrift Supervision and transfers its functions to the Office of the Comptroller of the Currency, relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, and imposes new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the regulatory provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity and - Liquidity Risk.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. (formerly known as Greenville First Bancshares, Inc.) and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina
March 4, 2011

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$4,119	$5,620
Federal funds sold	49,731	6,462
Total cash and cash equivalents	53,850	12,082
Investment securities:
Investment securities available for sale	63,783	76,195
Investment securities held to maturity (fair value $0 and $9,516)	-	9,225
Other investments, at cost	9,070	9,213
Total investment securities	72,853	94,633
Loans	572,392	574,270
Less allowance for loan losses	(8,386)	(7,760)
Loans, net	564,006	566,510
Bank owned life insurance	14,528	13,974
Property and equipment, net	15,884	16,410
Deferred income taxes	2,994	3,486
Other assets	12,375	12,202
Total assets	$736,490	$719,297
Liabilities
Deposits	$536,296	$494,084
Federal Home Loan Bank advances and repurchase agreements	122,700	142,700
Note payable	-	4,250
Junior subordinated debentures	13,403	13,403
Other liabilities	4,875	5,019
Total liabilities	677,274	659,456
Commitments and Contingencies - Note 13
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	14,960	15,432
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,457,877 and 3,094,481 shares issued and outstanding at December 31, 2010 and 2009, respectively	35	31
Nonvested restricted stock	-	(14)
Additional paid-in capital	37,629	34,097
Accumulated other comprehensive income (loss)	(707)	484
Retained earnings	7,299	9,811
Total shareholders' equity	59,216	59,841
Total liabilities and shareholders' equity	$736,490	$719,297

See notes to consolidated financial statements that are an integral part of these consolidated statements. Paid in capital, retained earnings and common shares outstanding as of December 31, 2010 have been adjusted to reflect the 10 percent stock dividend in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Interest income
Loans	$32,587	$31,722	$35,058
Investment securities	2,883	4,424	4,894
Federal funds sold	59	31	261
Total interest income	35,529	36,177	40,213
Interest expense
Deposits	9,424	9,996	14,807
Borrowings	5,893	6,899	7,046
Total interest expense	15,317	16,895	21,853
Net interest income	20,212	19,282	18,360
Provision for loan losses	5,610	4,310	3,161
Net interest income after provision for loan losses	14,602	14,972	15,199
Noninterest income (loss)
Loan fee income	711	431	197
Service fees on deposit accounts	583	732	653
Income from bank owned life insurance	554	605	462
Gain on sale of investment securities	1,156	41	33
Other than temporary impairment on investment securities	(450)	-	(1,931)
Real estate owned activity	(674)	(342)	(140)
Gain on sale of property and equipment	18	-	-
Other income	473	376	326
Total noninterest income (loss)	2,371	1,843	(400)
Noninterest expenses
Compensation and benefits	8,245	7,840	6,817
Professional fees	659	650	525
Marketing	690	659	583
Insurance	1,533	1,433	560
Occupancy	2,135	1,938	1,554
Data processing and related costs	1,624	1,451	1,352
Telephone	303	266	176
Other	701	814	754
Noninterest expenses	15,890	15,051	12,321
Income before income tax expense	1,083	1,764	2,478
Income tax expense	193	345	626
Net income	890	1,419	1,852
Preferred stock dividends	865	730	-
Dividend accretion	472	424	-
Net income (loss) available to common shareholders	$(447)	$265	$1,852
Earnings (loss) per common share
Basic	$(0.13)	$0.08	$0.56
Diluted	$(0.13)	$0.08	$0.53
Weighted average common shares outstanding
Basic	3,453,473	3,360,398	3,297,696
Diluted	3,453,473	3,388,864	3,484,143

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding have been adjusted to reflect the 10 percent stock dividend in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except share data)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2007	2,946,456	$29	-	$-	$(41)	$31,034	$96	$7,160	$38,278
Net income	-	-	-	-	-	-	-	1,852	1,852
Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	-	-	-	-	-	-	(2,409)	-	(2,409)
Reclassification adjustment included in net income, net of tax
Realized gain on securities	-	-	-	-	-	-	(22)		(22)
Other than temporary impairment	-	-	-	-	-	-	1,256		1,256
Total comprehensive income	-	-	-	-	-	-	-	-	677
Proceeds from exercise of stock options	98,407	1	-	-	-	602	-	-	603
Amortization of deferred compensation on restricted stock	-	-	-	-	14	-	-	-	14
Compensation expense related to stock options, net of tax	-	-	-	-	-	56	-	-	56
Tax benefit related to exercise of stock options	-	-	-	-	-	158	-	-	158
December 31, 2008	3,044,863	$30	-	$-	$(27)	$31,850	$(1,079)	$9,012	$39,786
Net income	-	-	-	-	-	-	-	1,419	1,419
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	-	1,590	-	1,590
Reclassification adjustment included in net income, net of tax
Realized gain on securities	-	-	-	-	-	-	(27)	-	(27)
Total comprehensive income	-	-	-	-	-	-	-	-	2,982
Preferred stock transactions:
Proceeds from issuance of preferred stock	-	-	17,299	15,856	-	-	-	-	15,856
Proceeds from issuance of common stock warrants	-	-	-	-	-	1,418	-	-	1,418
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(620)	(620)
Dividend accretion	-	-	-	(424)	-	424	-	-	-
Proceeds from exercise of stock options and warrants	49,618	1	-	-	-	300	-	-	301
Amortization of deferred compensation on restricted stock	-	-	-	-	13	-	-	-	13
Compensation expense related to stock options, net of tax	-	-	-	-	-	105	-	-	105
December 31, 2009	3,094,481	$31	17,299	$15,432	$(14)	$34,097	$484	$9,811	$59,841
Net income	-	-	-	-	-	-	-	890	890
Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	-	-	-	-	-	-	(878)	-	(878)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
Reclassification adjustment included in net income, net of tax	-	$-	-	$-	$-	$-	$(763)	$-	$(763)
Other than temporary impairment	-	-	-	-	-	-	450		450
Total comprehensive income (loss)									(301)
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(865)	(865)
Dividend accretion	-	-	-	(472)	-	472	-	-	-
Proceeds from exercise of stock warrants	48,700	1	-	-	-	294	-	-	295
Stock dividend on common stock (10%)	314,696	3	-	-	-	2,534		(2,537)	-
Amortization of deferred compensation on restricted stock	-	-	-	-	14	-	-	-	14
Compensation expense related to stock options, net of tax	-	-	-	-	-	232	-	-	232
December 31, 2010	3,457,877	$35	17,299	$14,960	$-	$37,629	$(707)	$7,299	$59,216

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Operating activities
Net income	$890	$1,419	$1,852
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	5,610	4,310	3,161
Depreciation and other amortization	853	731	541
Accretion and amortization of securities discounts and premiums, net	1,092	449	114
Loss on sale of real estate owned	102	203	38
Write-down of real estate owned	569	302	110
Gain on sale of investment securities
Available for sale	(811)	(41)	(33)
Held to maturity	(345)	-	-
Other than temporary impairment on investment securities	450	-	1,931
Gain on sale of property and equipment	(18)	-	-
Compensation expense related to stock options and restricted stock grants	246	118	70
Increase in cash surrender value of bank owned life insurance	(554)	(605)	(462)
Decrease (increase) in deferred tax asset	1,100	(417)	(1,317)
Decrease (increase) in other assets, net	1,750	(3,049)	280
Increase (decrease) in other liabilities, net	(144)	(559)	628
Net cash provided by operating activities	10,790	2,861	6,913
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(6,539)	(15,770)	(61,708)
Purchase of property and equipment	(326)	(5,433)	(6,851)
Purchase of investment securities:
Available for sale	(112,858)	(44,773)	(32,725)
Other investments	(750)	(894)	(909)
Payment and maturity of investment securities:
Available for sale	21,904	27,363	28,557
Held to maturity	1,110	3,261	2,265
Other investments	138	141	1,125
Proceeds from sale of investment securities
Available for sale	100,939	7,630	-
Held to maturity	8,358	-	-
Other investments	755	-	-
Purchase of life insurance policies	-	-	(4,000)
Proceeds from sale of property and equipment	18	-	-
Proceeds from sale of real estate acquired in settlement of loans	837	759	47
Net cash provided by (used for) investing activities	13,586	(27,716)	(74,199)
Financing activities
Increase in deposits, net	42,212	24,547	56,717
Increase (decrease) in note payable	(4,250)	(10,750)	6,980
Increase (decrease) in Federal Home Loan Bank advances and related debt	(20,000)	(6,975)	(825)
Proceeds from the issuance of preferred stock	-	15,856	-
Proceeds from the issuance of stock warrant	-	1,418	-
Cash dividend on preferred stock	(865)	(620)	-
Proceeds from the exercise of stock options and warrants	295	301	603
Net cash provided by financing activities	17,392	23,777	63,475
Net increase (decrease) in cash and cash equivalents	41,768	(1,078)	(3,811)
Cash and cash equivalents, beginning of year	12,082	13,160	16,971
Cash and cash equivalents, end of year	$53,850	$12,082	$13,160

	For the years ended December 31,
	2010	2009	2008

Supplemental information
Cash paid for
Interest	$15,639	$17,119	$22,345
Income taxes	$-	$605	$1,892
Schedule of non-cash transactions
Foreclosure of real estate	$3,433	$4,552	$2,044
Unrealized (gain) loss on securities, net of income taxes	$1,191	$(1,563)	$1,175

See notes to consolidated financial statements that are an integral part of these consolidated statements.

NOTE 1. Summary of Significant Accounting Policies and Activities

Southern First Bancshares, Inc., (the "Company") is a bank holding company, organized in South Carolina, whose principal activity is the ownership and management of its wholly-owned subsidiary, Southern First Bank, N.A. (the "Bank"). The Bank is a national bank organized under the laws of the United States and located in Greenville and Richland Counties in South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Greenville First Statutory Trusts I and II are special purpose subsidiaries organized for the sole purpose of issuing an aggregate of $13.4 million of trust preferred securities. On July 2, 2007, the Company and Bank changed their names from Greenville First Bancshares, Inc. and Greenville First Bank, N.A. to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

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

The Bank makes loans to individuals and businesses in the Upstate and Midlands regions of South Carolina for various personal and commercial purposes. The Bank's loan portfolio has a concentration of real estate loans. As of December 31, 2010 and 2009, real estate loans represented 79.6% and 79.0%, respectively, of total loans. However, borrowers' ability to repay their loans is not dependent upon any specific economic sector.

Accounting Standards Codification

In June 2009, the FASB issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether or not there have been any subsequent events through the date of this filing and no subsequent events occurred requiring accrual or disclosure.

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

Stock Dividend

On January 18, 2011, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was January 28, 2011 and the distribution date was February 14, 2011.  Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted to reflect the stock dividend. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have been adjusted to reflect the stock dividend.

Investments in Securities

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

Loans are generally placed on nonaccrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce the loan's principal balance. A nonaccrual loan is generally returned to accrual status and accrual of interest is resumed when payments have been according to the terms and conditions of the loan for a continuous six month period.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectaibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on securities and is presented in the statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations.

Advertising and Public Relations Expense

Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

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

Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands, except share data). Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2010, 2009 and 2008, 753,422, 486,286 and 96,360 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. All earnings per share amounts have been restated to reflect the 10% stock dividend issued in January 2011.

	2010	2009	2008
Numerator:
Net income	$890	$1,419	$1,852
Less: Preferred stock dividends	865	730	-
Dividend accretion (1)	472	424	-
Net income (loss) available to common shareholders	$(447)	$265	$1,852
Denominator:
Weighted-average common shares outstanding - basic	3,453,473	3,360,398	3,297,696
Common stock equivalents	-	28,466	186,447
Weighted-average common shares outstanding - diluted	3,453,473	3,388,864	3,484,143
Earnings (loss) per common share:
Basic	$(0.13)	$0.08	$0.56
Diluted	$(0.13)	$0.08	$0.53

(1) Preferred stock dividend required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments had no impact on the financial statements.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. Disclosures about Troubled Debt Restructurings required by the Update have been deferred by FASB in a proposed Update. See Note 5.

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

NOTE 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain average cash reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2010 and 2009, the Bank had $13.1 million and $3.0 million, respectively on deposit with the Federal Reserve Bank to meet this requirement.

NOTE 3. Federal Funds Sold

The Bank's cash reserves in excess of the required amounts to be held by the Federal Reserve Bank (Note 2) may be lent to other banks on a daily basis. At December 31, 2010 and 2009 federal funds sold amounted to $49.7 million and $6.5 million, respectively. Management limits its credit risk by placing its deposits and federal funds with institutions that maintain high credit standards.

NOTE 4. Investment Securities

The amortized costs and fair value of investment securities available for sale and held to maturity are as follows (dollars in thousands):

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$11,331	$12	$177	$11,166
Mortgage-backed securities
FHLMC	17,985	-	288	17,697
FNMA	31,780	112	463	31,429
GNMA	888	88	-	976
Collateralized Mortgage Obligations	2,865	-	350	2,515
	53,518	200	1,101	52,617
Total	$64,849	$212	$1,278	$63,783

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Government sponsored enterprises	$11,615	$1	$76	$11,540
State and political subdivisions	5,267	46	4	5,309
	16,882	47	80	16,849
Mortgage-backed securities
FHLMC	13,540	362	15	13,887
FNMA	32,910	807	150	33,567
GNMA	5,122	112	-	5,234
Collateralized Mortgage Obligations	7,008	-	350	6,658
	58,580	1,281	515	59,346
Total	$75,462	$1,328	$595	$76,195
Held to maturity
Mortgage-backed securities
FHLMC	$1,830	$76	$-	$1,906
FNMA	7,395	215	-	7,610
	$9,225	$291	$-	$9,516

The amortized costs and fair values of investment securities available for sale at December 31, 2010 and 2009, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due after one through five years	$91	$95	$242	$251
Due after five through ten years	5,783	5,719	9,968	10,035
Due after ten years	58,975	57,969	65,252	65,909
	$64,849	$63,783	$75,462	$76,195
Held to maturity
Due after one through five years	$-	$-	$155	$159
Due after five through ten years	-	-	1,830	1,906
Due after ten years	-	-	7,240	7,451
	$-	$-	$9,225	$9,516

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 (dollars in thousands).

	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2010
Available for sale
State and political subdivisions	16	$8,101	$177	-	$-	$-	16	$8,101	$177
Mortgage-backed
FHLMC	5	17,697	288	-	-	-	5	17,697	288
FNMA	6	24,301	463	-	-	-	6	24,301	463
Collateral mortgage obligations	-	-	-	1	2,515	350	1	2,515	350
	27	$50,099	$928	1	$2,515	$350	28	$52,614	$1,278
As of December 31, 2009
Available for sale
Government sponsored enterprises	2	$8,908	$76	-	$-	$-	2	$8,908	$76
State and political subdivisions	2	855	4	-	-	-	2	855	4
Mortgage-backed
FHLMC	1	2,028	15	-	-	-	1	2,028	15
FNMA	4	17,467	150	-	-	-	4	17,467	150
Collateral mortgage obligations	-	-	-	1	3,095	350	1	3,095	350
	9	$29,258	$245	1	$3,095	$350	10	$32,353	$595

At December 31, 2010, the Company had 27 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities currently rated AA or AAA by Moody or Standard and Poor's, and therefore, pose minimal credit risk. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

At December 31, 2010, we held one private label collateralized mortgage obligation ("CMO") which has been in an unrealized loss position for 12 months or longer, with a book value of $2.9 million and a Standard and Poor's rating of BBB-. The CMO is collateralized by single-family residences concentrated in Georgia and Florida, for which approximately 41% of the underlying loans have limited documents. The Company evaluates this security for other-than-temporary impairment quarterly based on the Bloomberg Default model which uses relevant assumptions such as prepayment rate, default rate and loss severity in determining the expected recovery of the contractual cash flows. The average prepayment rate, default rate and severity used in the valuation were approximately 6%, 1%, and 38%, respectively.

As prescribed by FASB ASC 320-10-35, the Company recognizes the credit component of an other-than-temporary impairment ("OTTI") on debt securities through earnings and the non-credit component in other comprehensive income ("OCI") for those securities in which the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security in the foreseeable future.

Although these are not classified as sub-prime obligations or considered the "high risk" tranches, the majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008 and 2009 and continuing through 2010. The result has been that the market for these investments has become significantly less liquid and the spread as compared to alternative investments has widened dramatically. Due to this illiquidity, the Company has recorded a liquidity discount in the form of an unrealized loss of $350,000 related to the private-label CMO based on input from a third party.

Other investments are comprised of the following and are recorded at cost which approximates fair value (dollars in thousands):

	December 31, 2010	December 31, 2009
Federal Reserve Bank stock	$1,485	$1,485
Federal Home Loan Bank stock	6,333	7,088
Certificates of deposit	849	99
Investment in Trust Preferred subsidiaries	403	403
Investment receivable	-	138
	$9,070	$9,213

All of the FHLB stock is used to collateralize advances with the FHLB.

During 2010, the Company decided to sell a total of 45 securities for $109.3 million in order to recognize the unrealized gains in its investment portfolio. The sale of these securities resulted in realized gains of $1.9 million and losses of $1.2 million. Included in the securities sold was a private-label CMO which was sold in the fourth quarter for $2.0 million for a total loss of $1.1 million; however, $450,000 of other-than-temporary impairment was recorded for the security prior to the sale. Of the securities sold, 5 securities totaling $8.4 million were classified as held-to-maturity. In conjunction with the sale of a significant portion of the investment portfolio, the Company purchased $112.9 million of mortgage backed and municipal securities.

During 2009, the Company sold 3 securities for $7.5 million in a restructuring transaction and subsequently prepaid an outstanding repurchase agreement for a net realized gain of $6,000. In addition, the Company sold its entire investment in Federal National Mortgage Association ("FNMA") preferred stock during 2009, realizing a gain of $35,000. Prior to the sale of the preferred stock, the Company determined that the FNMA preferred stock had suffered an other-than-temporary impairment as a result of the Government's decision on September 7, 2008 to place the FNMA under conservatorship and recorded OTTI of $1.9 million during 2008. Also, in 2008 the Company sold 4 securities for a gain of $33,000.

At December 31, 2010, $23.6 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $3.7 million was pledged to secure client deposits. At December 31, 2009, $27.1 million of securities were pledged to the FHLB as collateral for outstanding borrowings and $22.1 million were pledged as collateral for repurchase agreements from brokers. In addition, approximately $410,000 was pledged to secure client deposits.

NOTE 5. Loans

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate and Midlands regions of South Carolina. The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 79.6% of total loans at December 31, 2010. Commercial loans comprise 68.8% of total real estate loans and consumer loans account for 31.2%. Commercial loans are further categorized into owner occupied which represents 24.1% of total loans and non-owner occupied of 28.7%. Commercial construction loans represent only 2.0% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2010, approximately $74.9 million, or 13.1% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 104 loans totaling approximately $31.3 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

The composition of net loans by major loan categories is as follows (dollars in thousands):

	December 31,
	2010	2009
Real estate:
Commercial
Owner occupied	$137,873	$132,569
Non-owner occupied	163,971	160,460
Construction	11,344	22,741
	313,188	315,770
Consumer:
Residential	54,161	55,377
Home equity	79,528	74,348
Construction	8,569	7,940
	142,258	137,665
Total real estate loans	455,446	453,435
Commercial business	109,450	110,539
Consumer - other	8,079	11,021
Deferred origination fees, net	(583)	(725)
Gross loans	572,392	574,270
Less allowance for loan losses	(8,386)	(7,760)
Loans, net	$564,006	$566,510

The composition of gross loans by rate type is as follows (dollars in thousands):

	December 31,
	2010	2009
Variable rate loans	$287,225	$284,178
Fixed rate loans	285,167	290,092
	$572,392	$574,270

The composition of loans on nonaccrual by major loan categories is as follows (dollars in thousands):

	December 31,
	2010	2009
Loans on nonaccrual:
Commercial	$2,125	$3,702
Commercial real estate	6,015	4,910
Consumer real estate	1,179	3,054
Consumer other	7	75
Total nonaccrual loans	9,326	11,741
Total of nonperforming loans	9,326	11,741
Real estate acquired in settlement of loans	5,629	3,704
Total nonperforming assets	$14,955	$15,445
Loans over 90 days past due (1)	$6,439	$4,686
Nonperforming assets as a percentage of:
Total assets	2.03%	2.15%
Gross loans	2.61%	2.69%
(1) Loans over 90 days are included in nonaccrual loans

Foregone interest income on the non-accrual loans in 2010 was approximately $376,000 and approximately $638,000 in 2009. The amount of interest income recorded in 2010 for loans that were on nonaccrual at December 31, 2010 was approximately $255,000, and was approximately $305,000 in 2009.

At December 31, 2010, approximately $113.1 million of the Bank's mortgage loans were pledged as collateral for advances from the Federal Home Loan Bank of Atlanta, as set forth in Note 9.

The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating income and by recoveries of loans that were previously written-off. The allowance is decreased by the aggregate loan balances, if any, that were deemed uncollectible during the year.

Activity within the allowance for loan losses account follows (dollars in thousands):

		Commercial	Consumer
	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
For the year ended December 31, 2010
Allowance for loan losses:
Beginning Balance	$2,196	$4,008	$1,271	$274	$11	$7,760
Charge-offs	(2,873)	(792)	(1,324)	(171)		(5,160)
Recoveries	167	1	6	2		176
Net charge-offs	(2,706)	(791)	(1,318)	(169)	-	(4,984)
Provision	2,692	1,307	1,240	149	222	5,610
Ending Balance	$2,182	$4,524	$1,193	$254	$233	$8,386

Ending Balances:
Individually evaluated for impairment	$773	$779	$-	$-	$-	$1,552
Collectively evaluated for impairment	$-	$-	$344	$-	$-	$344

Loans Receivable
Ending Balance - total	$109,450	$313,188	$142,258	$8,079	$(583)	$572,392

Ending Balances:
Individually evaluated for impairment	$2,125	$6,015	$-	$-	$-	$8,140
Collectively evaluated for impairment	$-	$-	$1,179	$7	$-	$1,186

For the year ended December 31, 2009
Allowance for loan losses:
Beginning Balance	$1,864	$3,699	$1,084	$274	$85	$7,006
Charge-offs	(1,640)	(1,351)	(540)	(134)	-	(3,665)
Recoveries	92	0	14	3	-	109
Net charge-offs	(1,548)	(1,351)	(526)	-131	-	(3,556)
Provision	1,880	1,660	713	131	(74)	4,310
Ending Balance	$2,196	$4,008	$1,271	$274	$11	$7,760
Ending Balances:
Individually evaluated for impairment	$777	$1,273	$-	$-	$-	$2,050
Collectively evaluated for impairment	$-	$-	$782	$164	$-	$946
Loans Receivable
Ending Balance - total	$110,539	$315,770	$137,665	$11,021	$(725)	$574,270
Ending Balances:
Individually evaluated for impairment	$3,702	$4,909	$-	$-	$-	$8,611
Collectively evaluated for impairment	$-	$-	$3,054	$75	$-	$3,129

The composition of past due loans by major loan categories is as follows (dollars in thousands):

			Greater
	30-59 Days	60-89 Days	than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
As of December 31, 2010
Commercial	$532	$646	$669	$1,847	$107,603	$109,450
Commercial real estate:
Construction	-	-	1,377	1,377	9,967	11,344
Other	2,093	2,170	4,118	8,381	293,463	301,844
Consumer:
Real estate	691	439	274	1,404	140,854	142,258
Other	7	13	-	20	8,059	8,079
Deferred origination fees, net	-	-	-	-	(583)	(583)
	$3,323	$3,268	$6,438	$13,029	$559,363	$572,392
As of December 31, 2009
Commercial	$352	$499	$103	$954	$109,585	$110,539
Commercial real estate:
Construction	-	-	1,483	1,483	21,258	22,741
Other	938	1,671	2,346	4,955	288,074	293,029
Consumer:
Real estate	525	1,731	755	3,011	134,654	137,665
Other	39	16	-	55	10,966	11,021
Deferred origination fees, net	-	-	-	-	(725)	(725)
	$1,854	$3,917	$4,687	$10,458	$563,812	$574,270

The composition of our loan portfolio by risk rating and major loan category is as follows (dollars in thousands):

	Commercial		Commercial Real Estate - Construction		Commercial Real Estate - Other		Consumer Real Estate		Consumer Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$101,985	$97,910	$8,887	$17,737	$272,885	$268,963	$137,101	$131,312	$7,526	$10,486	$528,624	$526,408
Special Mention	2,774	2,093	-	3,521	8,127	7,992	1,714	574	395	144	13,010	14,324
Substandard	4,691	10,536	2,457	1,483	20,466	16,074	3,443	5,779	158	385	31,215	34,257
Doubtful	-	-	-	-	126	-	-	-	-	-	126	-
Loss	-	-	-	-	-	-	-	-	-	6	-	6
Deferred origination fees	-	-	-	-	-	-	-	-	-	-	(583)	(725)
	$109,258	$109,635	$11,344	$22,741	$301,844	$293,029	$142,258	$137,665	$8,079	$11,021	$572,392	$574,270

The composition of and information relative to impaired loans, by major loan category is as follows (dollars in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
As of December 31, 2010
With no related allowance recorded:
Commercial	$240	$490	$-	$514	$39
Commercial real estate	3,622	6,450	-	2,577	15
Consumer real estate	-	-	-	1,397	-
Consumer other	7	7	-	7	1
	3,869	6,947	-	4,495	55
With an related allowance recorded:
Commercial	1,885	2,185	771	2,174	79
Commercial real estate	2,393	2,672	772	2,861	82
Consumer real estate	1,179	1,179	344	589	39
Consumer other	-	-	-	-	-
	5,457	6,036	1,887	5,624	200
Total impaired loans:
Commercial	2,125	2,675	771	2,688	118
Commercial real estate	6,015	9,122	772	5,438	97
Consumer real estate	1,179	1,179	344	1,986	39
Consumer other	7	7	-	7	1
	$9,326	$12,983	$1,887	$10,119	$255
As of December 31, 2009
With no related allowance recorded:
Commercial	$788	$1,038	$-	$394	$43
Commercial real estate	1,530	4,390	-	2,195	65
Consumer real estate	2,793	-	-	-	83
Consumer other	6	-	-	-	5
	5,117	5,428	-	2,589	196
With an related allowance recorded:
Commercial	2,462	2,462	388	1,614	32
Commercial real estate	3,332	3,446	700	4,600	60
Consumer real estate	-	-	-	283	-
Consumer other	-	-	-	7	-
	5,794	5,908	1,088	6,504	92
Total impaired loans:
Commercial	3,250	3,500	388	2,008	75
Commercial real estate	4,862	7,836	700	6,795	125

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Consumer real estate	2,793	-	-	283	83
Consumer other	6	-	-	7	5
	$10,911	$11,336	$1,088	$9,093	$288

NOTE 6. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows (dollars in thousands):

	December 31,
	2010	2009
Land	$2,669	$2,669
Buildings	10,764	10,783
Leasehold Improvements	1,118	1,118
Furniture and equipment	3,934	3,820
Software	263	216
Construction in process	152	-
	18,900	18,606
Accumulated depreciation	(3,016)	(2,196)
Total property and equipment	$15,884	$16,410

At December 31, 2010, construction in process related to upfit costs incurred on unfinished office space in our Columbia, South Carolina regional office site. During the year ended December 31, 2009, we capitalized interest of $62,000 related to the construction of the Columbia regional office. We did not capitalize any interest during the year ended December 31, 2010.

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $853,000, $724,000 and $541,000, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7. Other Real Estate Owned

Other real estate owned is comprised of real estate held for investment and real estate acquired in settlement of loans and is included in other assets on the balance sheet. At both December 31, 2010 and 2009, real estate held for investment totaled $1.7 million and consisted of one commercial property. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned (dollars in thousands):

	For the Years Ended December 31,
	2010	2009
Balance, beginning of year	$3,704	$2,116
Additions	3,433	4,552
Sales	(940)	(962)
Write-downs	(569)	(302)
Transfer to property held for investment	-	(1,700)
Balance, end of year	$5,628	$3,704

NOTE 8. Deposits

The following is a detail of the deposit accounts (dollars in thousands):

	December 31,
	2010	2009
Non-interest bearing	$46,816	$36,177
Interest bearing:
NOW accounts	136,926	48,975
Money market accounts	100,555	87,801
Savings	3,229	2,375
Time, less than $100,000	69,347	72,832
Time, $100,000 and over	179,423	245,924
Total deposits	$536,296	$494,084

At December 31, 2010 and 2009, the Bank had approximately $86.4 million and $147.9 million, respectively, of time deposits that were obtained outside of the Bank's primary market. Interest expense on time deposits greater than $100,000 was $5.5 million, $7.3 million, and $8.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010 the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

2011	$159,984
2012	64,747
2013	19,571
2014	4,036
2015 and after	432
$248,770

NOTE 9. Federal Home Loan Bank Advances and Repurchase Agreements

At December 31, 2010, the Bank had $122.7 million in FHLB advances and related debt. Of the $122.7 million, FHLB advances represented $103.5 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $113.1 million of mortgage loans and $6.3 million of stock in the FHLB. On September 1, 2010, we restructured three of our FHLB advances totaling $37.5 million.  In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advances will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advances are considered to be a restructuring and no gain or loss was recorded in the transaction.  The original FHLB advances had a weighted rate of 4.65% and an average remaining life of 18 months.  Under the modified arrangements, the $37.5 million in FHLB advances have a weighted average rate of 2.67% and an average remaining life of 43 months.

Listed below is a summary of the terms and maturities of the advances at December 31, 2010 (dollars in thousands). A majority of the Bank's advances are callable and subject to repricing during 2011 at the option of the FHLB.

Amount	Rate	Maturity
$20,000	2.61%	September 3, 2013
7,500	4.39%	May 12, 2014
10,000	3.05%	September 2, 2014
7,500	2.35%	September 2, 2014
7,000	4.21%	May 14, 2014
5,000	4.07%	October 11, 2016
7,500	4.38%	February 13, 2017
9,000	4.49%	July 11, 2017
5,000	4.25%	July 24, 2017
10,000	4.47%	February 15, 2019
15,000	4.75%	April 22, 2019
$103,500

At December 31, 2010 and 2009, the Bank had four structured debt agreements secured by $23.6 million and $22.1 million, respectively, of various investment securities. Each of these agreements have callable features and are subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase (dollars in thousands):

Amount	Rate	Maturity
$10,000	3.63%	September 18, 2017
2,000	3.65%	December 17, 2017
3,600	2.75%	March 14, 2018
3,600	2.55%	September 15, 2018
$19,200

At December 31, 2009, the Bank had $142.7 million in FHLB advances and related debt. Of the $142.7 million, FHLB advances represented $123.5 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $127.5 million of mortgage loans and $7.1 million of stock in the FHLB. Listed below is a summary of the terms and maturities of the advances at December 31, 2009 (dollars in thousands):

Amount	Rate	Maturity
$20,000	4.58%	May 5, 2010
20,000	4.90%	September 7, 2011
7,500	4.27%	May 10, 2012
10,000	4.42%	May 10, 2012
7,500	4.39%	May 12, 2014
7,000	4.21%	May 14, 2014
5,000	4.07%	October 11, 2016
7,500	4.38%	February 13, 2017
9,000	4.49%	July 11, 2017
5,000	4.25%	July 24, 2017
10,000	4.47%	February 15, 2019
15,000	4.75%	April 22, 2019
$123,500

NOTE 10. Note Payable

The Company had a $4.3 million term note with Silverton Bridge Bank, N.A. ("Silverton") at December 31, 2009, bearing interest at the prime rate plus 0.5% with a floor rate of 4.0% and maturing on April 30, 2014. On August 10, 2010, the Company repaid the note payable in full.

NOTE 11. Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. The rate is adjusted quarterly and was 3.40% at December 31, 2010. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures. The debenture issuance cost, net of accumulated amortization, totaled $45,000 at December 31, 2010 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively, and are included in borrowings interest expense.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. The rate is adjusted quarterly and was 1.74% at December 31, 2010. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital.

NOTE 12. Unused Lines of Credit

At December 31, 2010, the Bank had four unused lines of credit to purchase federal funds that totaled $30.5 million. The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $9.6 million in additional borrowings at December 31, 2010.

NOTE 13. Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and one executive vice president. These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate commitment is approximately $722,000.

The Company has entered into an agreement with a data processor which expires in 2014 to provide item processing, electronic banking services and general ledger processing. Components of this contract include monthly charges of approximately $89,000.

At December 31, 2010, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows (dollars in thousands):

For the years ended December 31,
2011	$1,726
2012	1,740
2013	1,759
2014	1,774
2015	727
Thereafter	2,005
$9,731

Lease expense for the years ended December 31, 2010, 2009, and 2008, totaled $669,000, $710,000, and $663,000, respectively.

The Bank may be subject to litigation and claims in the normal course of business. As of December 31, 2010, management believes there is no material litigation pending.

NOTE 14. Income Taxes

The components of income tax expense were as follows (dollars in thousands):

	For the years ended December 31,
	2010	2009	2008
Current income taxes:
Federal	$1,238	$(85)	$2,144
State	60	9	71
Total current tax expense	1,298	(76)	2,215
Deferred income tax expense (benefit) and change in valuation allowance	(1,105)	421	(1,589)
Income tax expense	$193	$345	$626

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate (dollars in thousands):

	For the years ended December 31,
	2010	2009	2008
Tax expense at statutory rate	$368	$600	$843
Effect of state income taxes	40	6	47
Exempt income and other	(215)	(261)	(264)
Income tax expense	$193	$345	$626

The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,812	$2,509
Net deferred loan fees	198	246
Deferred compensation	279	232
Unrealized loss on securities available for sale	364	-
Sale of real estate owned	82	88
Other	285	1,272
	4,020	4,347
Deferred tax liabilities:
Property and equipment	$929	$526
Unrealized gain on securities available for sale	-	249
Other	97	86
	1,026	861
Net deferred tax asset	$2,994	$3,486

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

A summary of loan transactions with directors, including their affiliates and executive officers is as follows (dollars in thousands):

	For the years ended December 31,
	2010	2009
Balance, beginning of year	$17,769	$17,254
New loans	15,194	13,932
Less loan payments	(14,816)	(13,417)
Balance, end of year	$18,147	$17,769

Deposits by officers and directors and their related interests at December 31, 2010 and 2009, were $2.7 million and $3.0 million, respectively.

The Bank purchases various signage for its retail offices from a local vendor for which one of the Bank's directors acted as chairman of the board. The Bank paid approximately $1,000 and $19,000 to the company for the years ended December 31, 2010 and 2009, respectively. The Bank is of the opinion that the cost of signage represents market costs that could have been obtained in similar "arms length" transactions.

The Bank also has a land lease with a director on the property for a branch office, with monthly payments of $4,924. In addition, the Bank had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Beginning in 2006, the Bank also contracted with the director on an annual basis to provide property management services for each of its branch offices. The Bank paid the director approximately $30,000, $33,000, and $20,000 for these services during 2010, 2009, and 2008, respectively.

In January 2008, the Bank entered into a commitment with a company partially owned by one of the Bank's directors. The Bank committed to pay the company a development fee up to $567,500 in three annual installments related to the development and construction of the Company's regional headquarters in Cayce, South Carolina. The Bank paid the three installments of approximately $189,000 in January of 2010, 2009 and 2008, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2010, unfunded commitments to extend credit were approximately $86.4 million, of which $9.5 million is at fixed rates and $76.9 million is at variable rates. At December 31, 2009, unfunded commitments to extend credit were approximately $90.5 million, of which $10.6 million is at fixed rates and $79.9 million is at variable rates. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2010 and 2009, there was a $2.8 million and $5.5 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17. Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2010, 2009, and 2008 amounted to $192,000, $149,000, and $152,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 14 executive officers in the form of a Supplemental Executive Retirement Plan (SERP). The plan provides retirement income for these officers. As of December 31, 2010, the Company had an accrued benefit obligation of $820,000. The Company incurred expenses related to this plan of $128,000, $295,000, and $189,000 in 2010, 2009, and 2008, respectively.

NOTE 18. Warrants and Stock Options and Grant Plans

Upon completion of the 1999 stock offering, the Company issued warrants to each of its organizers to purchase up to an additional 213,593 shares (adjusted for 3 for 2 stock split in 2004 and the stock dividend in 2006) of common stock at $6.06 per share. These warrants vested over a three-year period and expired on January 10, 2010. There were 73,493 warrants outstanding at December 31, 2009. Prior to expiration on January 10, 2010, 30,825 of the 73,493 warrants outstanding at December 31, 2009 were exercised.

On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date. Under the terms of the Plan any awards remaining and granted after March 2010 are accounted for as non-qualified stock options. As of January 2011, all available options under the Plan have been granted.

On May 18, 2010, the Company adopted the 2010 Incentive Plan in order to attract and retain highly qualified personnel who will contribute to the Company's success. The Plan makes available for issuance 302,500 stock options (adjusted for the 10% stock dividend in 2011). The options may be exercised at an option price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date.

A summary of the status of the stock option plan and changes for the years ended December 31, are presented below:

	2010			2009			2008
	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	373,081	$8.08		306,531	$8.51		294,954	$7.96
Granted	184,250	6.86		66,550	6.15		32,450	12.27
Exercised	19,663	5.51		-	-		19,058	5.88
Forfeited or expired	(183,563)	6.47		-	-		(1,815)	14.87
Outstanding at end of year	354,105	$8.51	$72,075	373,081	$8.08	$121,786	306,531	$8.51	$934,117
Options exercisable at year-end	113,540		$72,075	277,794		$121,786	292,574		$934,117
Shares available for grant	362,148			60,335			126,885

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 26.76% for 2010, 2009 and 2008; risk-free interest rate of 3.25% for 2010, 2.59% for 2009, and 3.72% for 2008; 10 year life expectancy of the options, and; assumed dividend rate of zero.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company's stock.

In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. At December 31, 2010 and 2009, 12,100 shares (adjusted for the stock dividends in 2006 and 2011) of stock were authorized under the restricted stock plan, of which 9,350 shares were available to be granted. The 2010 Incentive Plan which the Company adopted in May 2010 included a provision for the issuance of 66,000 shares of restricted stock (adjusted for the 10% stock dividend in 2011). There were no shares of restricted stock awarded during 2010 or 2009.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company's nonvested restricted stock and changes for the years ended December 31, 2010 and 2009 (adjusted for the stock dividend in 2011) is as follows:

	2010		2009
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	688	$19.66	1,375	$19.66
Granted	-	-	-	-
Vested	688	19.66	687	19.66
Forfeited	-	-	-	-
Nonvested at end of year	-	$-	688	$19.66

NOTE 19. Dividends

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Office of the Comptroller of the Currency ("OCC") is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

On January 18, 2011, the company's Board of Directors approved a 10 percent stock dividend to the company's shareholders.  The record date was January 28, 2011 and the distribution date was February 14, 2011.  Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our Consolidated Statements of Income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2010, that the Company and Bank exceed all well capitalized requirements to which they are subject.

On June 8, 2010, the Bank entered into a formal agreement (the "Formal Agreement") with its primary regulator, the OCC. The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.

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

As of December 31, 2010, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2010 and 2009 (dollars in thousands).

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to risk weighted assets)	$78,659	13.2%	71,487	12.0%	47,658	8.0%	59,572	10.0%
Tier 1 Capital (to risk weighted assets)	71,201	12.0%	59,572	10.0%	23,829	4.0%	35,743	6.0%
Tier 1 Capital (to average assets)	71,201	9.6%	66,895	9.0%	29,731	4.0%	37,164	5.0%
As of December 31, 2009
Total Capital (to risk weighted assets)	$77,393	12.8%	N/A	N/A	48,215	8.0%	60,268	10.0%
Tier 1 Capital (to risk weighted assets)	69,857	11.6%	N/A	N/A	24,107	4.0%	36,161	6.0%
Tier 1 Capital (to average assets)	69,857	9.6%	N/A	N/A	29,028	4.0%	36,285	5.0%

NOTE 21. Selected Condensed Quarterly Financial Data (Unaudited)

Following is a summary of operations by quarter (dollars in thousands, except share data):

2010	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,857	$8,942	$8,992	$8,738
Interest expense	4,076	4,045	3,761	3,435
Net interest income	4,781	4,897	5,231	5,303
Provision for loan losses	1,400	2,300	1,275	635
Noninterest income	570	1,585	87	129
Noninterest expenses	4,008	4,111	3,596	4,175
Income (loss) before income tax expense	(57)	71	447	622
Income tax expense (benefit)	(75)	(23)	110	181
Net income	18	94	337	441
Preferred stock dividends	216	216	216	217
Dividend accretion	124	116	116	116
Net income(loss) available to common shareholders	$(322)	$(238)	$5	$108
Earnings (loss) per common share
Basic	$(0.09)	$(0.07)	$0.00	$0.03
Diluted	$(0.09)	$(0.07)	$0.00	$0.03
Weighted average common shares outstanding
Basic	3,441,396	3,457,499	3,457,499	3,457,499
Diluted	3,441,396	3,457,499	3,458,498	3,458,636

2009	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,895	$9,081	$9,115	$9,086
Interest expense	4,434	4,162	4,165	4,134
Net interest income	4,461	4,919	4,950	4,952
Provision for loan losses	750	975	1,085	1,500
Noninterest income	414	519	533	377
Noninterest expenses	3,429	3,964	3,865	3,793
Income before income tax expense	696	499	533	36
Income tax expense (benefit)	209	144	109	(117)
Net income	487	355	424	153
Preferred stock dividends	78	216	218	218
Dividend accretion	42	127	127	128
Net income(loss) available to common shareholders	$367	$12	$79	$(193)
Earnings (loss) per common share
Basic	$0.11	$0.00	$0.03	$(0.06)
Diluted	$0.11	$0.00	$0.03	$(0.06)
Weighted average common shares outstanding
Basic	3,349,349	3,349,349	3,353,854	3,340,458
Diluted	3,359,326	3,350,315	3,420,678	3,340,458

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2010:
Securities available for sale:
State and political subdivisions	$-	$11,166	$-
Mortgage-backed securities	-	50,101	2,516
Other investments	-	-	9,070
Total	$-	$61,267	$11,586
As of December 31, 2009:
Securities available for sale:
Government sponsored enterprises	$-	$11,540	$-
State and political subdivisions	-	5,309	-
Mortgage-backed securities	-	52,688	6,658
Other investments	-	-	9,213
Total	$-	$69,537	$15,871

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2010 to December 31, 2010, for all Level 3 assets that are measured at fair value on a recurring basis (dollars in thousands).

	Collateralized mortgage obligations	Other investments
Beginning balance	$6,658	$9,213
Total realized and unrealized gains or losses:
Included in earnings	(1,093)	-
Included in other comprehensive income	-	-
Purchases	-	750
Sales	(2,007)	(755)
Principal reductions	(1,042)	(138)
Transfers in and/or out of Level 3	-	-
Ending Balance	$2,516	$9,070

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.6% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009 (dollars in thousands).

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2010
Impaired loans	$-	$6,588	$-
Other real estate owned	-	3,887	1,742

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
2009
Impaired loans	$-	$9,823	$-
Other real estate owned	-	3,704	-

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

The estimated fair values of the Company's financial instruments at December 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$53,850	$53,850	$12,082	$12,082
Investment securities available for sale	63,783	63,783	76,195	76,195
Investment securities held to maturity	-	-	9,225	9,516
Other investments	9,070	9,070	9,213	9,213
Loans, net	564,006	575,803	566,510	575,396
Bank owned life insurance	14,528	14,528	13,974	13,974
Financial Liabilities:
Deposits	536,296	489,525	494,084	461,744
Federal Home Loan Bank advances and related debt	122,700	140,493	142,700	163,818
Note payable	-	-	4,250	4,603
Junior subordinated debentures	13,403	2,563	13,403	4,139

NOTE 23. Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only, dollars in thousands):

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$586	$5,824
Investment in subsidiaries	70,898	70,744
Other assets	1,141	978
Total assets	$72,625	$77,546
Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$6	$52
Notes Payable	-	4,250
Junior subordinated debentures	13,403	13,403
Shareholders' equity	59,216	59,841
Total liabilities and shareholders' equity	$72,625	$77,546

Condensed Statements of Income

	For the years ended December 31,
	2010	2009	2008
Revenues
Interest income	$11	$122	$7
Total revenue	11	122	7
Expenses
Interest expense	452	645	1,140
Other expenses	245	119	70
Total expenses	697	764	1,210
Income tax benefit	233	218	409
Loss before equity in undistributed net income of subsidiaries	(453)	(424)	(794)
Equity in undistributed net income of subsidiaries	1,343	1,843	2,646
Net income	$890	$1,419	$1,852

Condensed Statements of Cash Flows

	For the years ended December 31,
	2010	2009	2008
Operating activities
Net income	$890	$1,419	$1,852
Adjustments to reconcile net income to net cash used for
operating activities
Equity in undistributed net income of subsidiaries	(1,343)	(1,843)	(2,646)
Compensation expense related to stock options and restricted stock grants	245	118	70
Decrease (increase) in other assets	(163)	(239)	(385)
Increase (decrease) in accounts payable and accrued expenses	(47)	(59)	95
Net cash used for operating activities	(418)	(604)	(1,014)
Investing activities
Investment in subsidiaries	-	-	(6,975)
Net cash used for investing activities	-	-	(6,975)
Financing activities
Increase (decrease) in note payable	(4,250)	(10,750)	6,980
Proceeds from the issuance of preferred stock	-	15,856	-
Proceeds from the issuance of stock warrant	-	1,418	-
Cash dividend on preferred stock	(865)	(620)	-
Proceeds from the exercise of stock options and warrants	295	301	603
Net cash provided by (used for) financing activities	(4,820)	6,205	7,583
Net increase (decrease) in cash and cash equivalents	(5,238)	5,601	(406)
Cash and cash equivalents, beginning of year	5,824	223	629
Cash and cash equivalents, end of year	$586	$5,824	$223

NOTE 24. Subsequent Event

On February 10, 2011, the Company sold a $1.3 million piece of residential real estate which was held in other real estate owned. The Company accepted an offer on the property for $1.15 million which was less than the appraised value, and subsequently recorded a $261,000 loss on the property.

On January 18, 2011, the Company's Board of Directors approved a 10 percent stock dividend to the Company's shareholders.  The record date was January 28, 2011 and the distribution date was February 14, 2011.  Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our financial statements and accompanying footnotes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2010 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2010 and 2009
		Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
		Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 3, 2009).
3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K filed March 24, 2008).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 3, 2009).*

10.1	Lease Agreement between Greenville First Bank and Halton Properties, LLC, Formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed on March 28, 2000).
10.2	Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-83851).
10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-83851).*
10.4	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-QSB for the period ended March 31, 2000).*
10.5	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-QSB for the period ended June 30, 2004).
10.6	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2005).
10.7	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended September 30, 2005).
10.8	Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed December 23, 2008).*
10.9	Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed December 23, 2008).*
10.10	Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed December 23, 2008).*
10.11	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 18, 2009).*
10.12	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed for the period ended September 30, 2008).*
10.13	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed December 23, 2008).*
10.14	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed December 23, 2008).*
10.15	Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 3, 2009).*
10.16	Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement - Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 3, 2009).*
10.17	ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed March 3, 2009).*
10.18	Form of Waiver, executed by each of Messrs. Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed March 3, 2009).*
10.19	Form of Letter Amendment, executed by each of Messrs. Fred Gilmer, III, R. Arthur Seaver, Jr., F. Justin Strickland, and J. Edward Terrell with the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed March 3, 2009).*
21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*        Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 4, 2011	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/F. Justin Strickland	President, (Principal Financial Officer)	March 4, 2011
F. Justin Strickland

/s/Andrew B. Cajka, Jr.	Director	February 24, 2011
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 4, 2011
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 4, 2011
Leighton M. Cubbage

/s/David G. Ellison	Director	March 4, 2011
David G. Ellison

/s/Anne S. Ellefson	Director	March 4, 2011
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	March 4, 2011
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	February 24, 2011
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnstone, III, M.D.	Director	March 4, 2011
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 4, 2011
James B. Orders, III

/s/William B. Sturgis	Director	February 24, 2011
William B. Sturgis

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 4, 2011
R. Arthur Seaver, Jr.	(Principal Executive Officer)

EXHIBIT INDEX

21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*            Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.