Form 10-Q
period 2011-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2011-05-11
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,473,613 shares of common stock, $.01 par value per share, were issued and outstanding as of April 25, 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2011 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,422	$4,119
Federal funds sold	67,124	49,731
Total cash and cash equivalents	75,546	53,850
Investment securities:
Investment securities available for sale	60,114	63,783
Other investments, at cost	9,070	9,070
Total investment securities	69,184	72,853
Loans	579,554	572,392
Less allowance for loan losses	(8,388)	(8,386)
Loans, net	571,166	564,006
Bank owned life insurance	14,660	14,528
Property and equipment, net	15,839	15,884
Deferred income taxes	3,272	2,994
Other assets	10,472	12,375
Total assets	$760,139	$736,490
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$560,054	$536,296
Federal Home Loan Bank advances and repurchase agreements	122,700	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	4,186	4,875
Total liabilities	700,343	677,274
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	14,846	14,960
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,473,613 and 3,457,877 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	35	35
Nonvested restricted stock	(19)	-
Additional paid-in capital	37,903	37,625
Accumulated other comprehensive income	(592)	(707)
Retained earnings	7,623	7,303
Total shareholders' equity	59,796	59,216
Total liabilities and shareholders' equity	$760,139	$736,490

See notes to consolidated financial statements that are an integral part of these consolidated statements. Paid in capital, retained earnings and common shares outstanding as of December 31, 2010 have been adjusted to reflect the ten percent stock dividend issued in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(dollars in thousands, except share data)

	For the three months ended March 31,
	2011	2010
Interest income	(Unaudited)
Loans	$8,123	$7,959
Investment securities	454	887
Federal funds sold	28	11
Total interest income	8,605	8,857
Interest expense
Deposits	1,977	2,398
Borrowings	1,227	1,678
Total interest expense	3,204	4,076
Net interest income	5,401	4,781
Provision for loan losses	725	1,400
Net interest income after provision for loan losses	4,676	3,381
Noninterest income
Loan fee income	144	120
Service fees on deposit accounts	138	146
Income from bank owned life insurance	132	153
Gain on sale of investment securities	-	16
Gain on sale of property and equipment	-	17
Other income	181	138
Total noninterest income	595	590
Noninterest expenses
Compensation and benefits	2,065	2,132
Occupancy	539	556
Real estate owned activity	531	20
Data processing and related costs	435	385
Insurance	403	275
Marketing	170	212
Professional fees	142	165
Telephone	78	76
Other	143	207
Total noninterest expenses	4,506	4,028
Income (loss) before income tax expense	765	(57)
Income tax expense (benefit)	228	(75)
Net income	537	18
Preferred stock dividend	216	216
Dividend accretion	113	124
Net income (loss) available to common shareholders	$208	$(322)
Earnings (loss) per common share
Basic	$0.06	$(0.09)
Diluted	$0.06	$(0.09)
Weighted average common shares outstanding
Basic	3,466,698	3,441,396
Diluted	3,546,726	3,441,396

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2010 period have been adjusted to reflect the ten percent stock dividend issued in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)
(dollars in thousands, except share data)

	Common stock		Preferred	Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained	Total share- holders'
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2009	3,094,481	$31	$15,432	$(14)	$34,097	$484	$9,811	$59,841
Net income	-	-	-	-	-	-	18	18
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	179	-	179
Reclassification adjustment included in net income, net of tax						(11)		(11)
Total comprehensive income	-	-	-	-	-	-	-	186
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(216)	(216)
Dividend accretion	-	-	(124)	-	124	-	-	-
Proceeds from exercise of stock warrants and options	48,700	-	-	-	295	-	-	295
Amortization of deferred compensation on restricted stock	-	-	-	4	-	-	-	4
Compensation expense related to stock options	-	-	-	-	56	-	-	56
March 31, 2010	3,143,181	$31	$15,308	$(10)	$34,572	$652	$9,613	$60,166
December 31, 2010	3,457,877	$35	$14,960	$-	$37,625	$(707)	$7,303	$59,216
Net income	-	-	-	-	-	-	537	537
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	115	-	115
Total comprehensive income	-	-	-	-	-	-	-	652
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(216)	(216)
Dividend accretion	-	-	(114)	-	114	-	-	-
Proceeds from exercise of stock options	13,236	-	-	-	77	-	-	77
Issuance of restricted stock	2,500	-	-	(20)	20	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	(1)	(1)
Amortization of deferred compensation on restricted stock	-	-	-	1	-	-	-	1
Compensation expense related to stock options	-	-	-	-	67	-	-	67
March 31, 2011	3,473,613	$35	$14,846	$(19)	$37,903	$(592)	$7,623	$59,796

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended March 31,

	2011	2010
	(Unaudited)
Operating activities
Net income	$537	$18
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	725	1,400
Depreciation and other amortization	216	223
Accretion and amortization of securities discounts and premium, net	274	133
Gain on sale of investment securities	-	(16)
Gain on sale of property and equipment	-	(18)
Loss on sale of real estate owned	276	-
Write-down of real estate owned	236	-
Compensation expense related to stock options and grants	68	60
Increase in cash surrender value of bank owned life insurance	(132)	(153)
Increase in deferred tax asset	(333)	(76)
Decrease in other assets, net	142	437
Decrease in other liabilities, net	(689)	(331)
Net cash provided by operating activities	1,320	1,677
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(7,885)	(10,835)
Purchase of property and equipment	(165)	(92)
Purchase of investment securities:
Available for sale	-	(19,500)
Payments and maturity of investment securities:
Available for sale	3,565	4,322
Held to maturity	-	570
Other investments	-	(343)
Proceeds from sale of investment securities	-	7,500
Proceeds from sale of property and equipment	-	18
Proceeds from sale of real estate owned	1,243	95
Net cash used for investing activities	(3,242)	(18,265)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	23,758	23,477
Cash dividend on preferred stock	(216)	(216)
Cash in lieu of fractional shares	(1)	-
Proceeds from the exercise of stock options and warrants	77	295
Net cash provided by financing activities	23,618	23,556
Net increase in cash and cash equivalents	21,696	6,968
Cash and cash equivalents at beginning of the period	53,850	12,082
Cash and cash equivalents at end of the period	$75,546	$19,050
Supplemental information
Cash paid for
Interest	$3,317	$3,624
Income taxes	525	-
Schedule of non-cash transactions
Real estate acquired in settlement of loans	-	-
Unrealized gain on securities, net of income taxes	115	168

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Basis of Presentation

Business activity

Southern First Bancshares, Inc. (the "Company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively, the "Trusts"). On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. The Bank is a national bank organized under the laws of the United States located in Greenville County, South Carolina and operates as Greenville First Bank in Greenville County. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 7, 2011. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

Formal Agreement with the Office of the Comptroller of the Currency

On June 8, 2010, the Bank entered into a formal agreement (the "Formal Agreement") with its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. The Board of Directors and management of the Bank have aggressively worked to address the findings of the exam and believe the Company is currently in compliance with substantially all of the requirements of the Formal Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more discussion of the Formal Agreement.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date and determined that no subsequent events occurred requiring accrual or disclosure.

Accounting Developments

In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 3.

NOTE 2 - Investment Securities

The amortized costs and fair value of investment securities available for sale and held to maturity are as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$11,321	81	123	11,279
Mortgage-backed securities:
FHLMC	16,297	-	171	16,126
FNMA	29,864	134	515	29,483
GNMA	725	77	-	802
Private-label collateralized mortgage obligations	2,803	-	379	2,424
Total mortgage-backed securities	49,689	211	1,065	48,835
Total investment securities available for sale	$61,010	292	1,188	60,114

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$11,331	12	177	11,166
Mortgage-backed securities:
FHLMC	17,985	-	288	17,697
FNMA	31,780	112	463	31,429
GNMA	888	88	-	976
Private-label collateralized mortgage obligations	2,865	-	350	2,515
Total mortgage-backed securities	53,518	200	1,101	52,617
Total investment securities available for sale	$64,849	212	1,278	63,783

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2011	December 31, 2010
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	6,333	6,333
Certificates of deposit	849	849
Investment in Trust Preferred securities	403	403
Total other investments	$9,070	9,070

Contractual maturities and yields on our investments that are available for sale and are held to maturity at March 31, 2011 and December 31, 2010 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than one year at March 31, 2011 or December 31, 2010.

							March 31, 2011
	One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-%	5,772	3.10%	5,507	3.66%	11,279	3.37%
Mortgage-backed securities	80	3.92%	-	-%	48,755	2.76%	48,835	2.76%
Total	$80	3.92%	5,772	3.10%	54,262	2.86%	60,114	2.89%

							December 31, 2010
	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-%	5,719	3.10%	5,447	3.66%	11,166	3.37%
Mortgage-backed securities	95	3.98%	-	-%	52,522	2.58%	52,617	2.59%
Total	$95	3.98%	5,719	3.10%	57,969	2.71%	63,783	2.74%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							March 31, 2011
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses

Available for sale
State and political subdivisions	15	$7,208	123	-	-	-	15	7,208	123
Mortgage-backed
FHLMC	5	16,126	171	-	-	-	5	16,126	171
FNMA	5	20,664	515	-	-	-	5	20,664	515
Collateral mortgage obligations	-	-	-	1	2,424	379	1	2,424	379
Total	25	$43,998	809	1	2,424	379	26	46,422	1,188

								December 31, 2010
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	16	$8,101	177	-	-	-	16	8,101	177
Mortgage-backed
FHLMC	5	17,697	288	-	-	-	5	17,697	288
FNMA	6	24,301	463	-	-	-	6	24,301	463
Collateral mortgage obligations	-	-	-	1	2,515	350	1	2,515	350
Total	27	$50,099	928	1	2,515	350	28	52,614	1,278

Other-than-temporary impairment ("OTTI")

As prescribed by FASB ASC 320-10-35, the Company recognizes the credit component of OTTI on debt securities through earnings and the non-credit component in other comprehensive income ("OCI") for those securities in which the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security in the foreseeable future.

At March 31, 2011, the Company had 25 individual investments that were in an unrealized loss position for less than 12 months.  The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality.  The majority of these securities are government or agency securities currently rated AA or AAA by Moody's or Standard and Poor's, and therefore, pose minimal credit risk.  The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

At March 31, 2011, we held one private label collateralized mortgage obligation ("CMO") which has been in an unrealized loss position for 12 months or longer, with a book value of $2.8 million. A majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses throughout 2008, 2009, 2010 and continuing into 2011. The result has been that the market for these investments has become significantly less liquid and the spread as compared to alternative investments has widened dramatically.

The company evaluates this security quarterly based on the methodology outlined below and based on this evaluation, currently believes that it will receive all of the principal and interest in accordance with the original contractual terms of the security. Also, since the company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that we will be required to sell this security before recovery of amortized cost, we have concluded that this security is not impaired on an other-than-temporary basis. However, no assurance can be given that market conditions and certain characteristics of the security will continue to support this determination.

CMO Evaluation Methodology

The primary cause of mortgage delinquency and foreclosure is the loss of household income due to unemployment. Therefore, the change in unemployment rates is a predictor of the likelihood of mortgage loan delinquency and foreclosures. Prime mortgage borrowers, with secure or steady employment tend to stay current on their mortgages, even if home prices drop significantly, as in a period of severe home price depreciation. Subprime borrowers, on the other hand, who only marginally sustained their initial home purchase, are more likely to become delinquent when home prices dropped precipitously. There is evidence to support the premise that increases in unemployment rates and home price depreciation has a positive correlation with foreclosure rates.

In the non agency mortgage-backed securities ("MBS") sector, FICO scores that measure the credit worthiness of the mortgage borrower are a good indicator of future mortgage delinquency and foreclosure rates. In addition, the level of documentation that was obtained at the time the loan was originated is also a strong indicator of future loan performance. Loans that have limited or reduced documentation have proven to result in higher delinquency and foreclosures. An additional indicator of the likelihood of delinquency and foreclosures is the occupancy type. Generally speaking, loans on owner occupied properties tend to be less likely to default than loans on vacation or investment properties.

The company evaluates its private label CMO for other-than-temporary impairment quarterly based on a Bloomberg Default model which uses relevant assumptions such as prepayment rate, default rate and loss severity in determining the expected recovery of the contractual cash flows.  Listed below is various historical data related to our private label CMO:

	March 31, 2011	December 31, 2010
Book value (in thousands)	$2,803	$2,865
Year of origination	2006	2006
Original credit rating	Aaa	Aaa
Current credit rating	Caa1	Caa1
Deal Percentage of loans 60+ delinquent	27.9%	26.3%
Group Percentage of loans 60+ delinquent	13.7%	12.2%
12 month prepayment rate	14.3%	17.6%
12 month default rate	1.9%	1.9%
12 month severity rate	72.4%	72.4%
Average prepayment rate	6.5%	6.4%
Average default rate	1.4%	1.5%
Average severity rate	17.3%	38.1%
Weighted average:
Coupon	6.2%	6.2%
Months remaining	301	302
Loan size	$302,000	$301,000
Current loan to value	79.0%	79.0%
FICO scores:
Original	736	736
Current	733	733
Current percentage of limited documents	42.0%	41.0%
Current percentage - owner occupied	90.0%	90.0%
Geographic concentration:
Highest percentage	GA 79.7%	GA 79.9%
Second highest percentage	FL 16.6%	FL 16.5%

Based on the independent calculations and assumptions, management currently anticipates receiving all of the outstanding principal and the related interest for this CMO security. Management has reviewed the independent assumptions utilized, compared them to current actual results and believes that they are reasonable. However, there is no precise method to predict if credit losses in the future periods will exceed our current predictions. If actual results significantly vary from the assumptions noted above, we may be required to recognize losses that are later deemed to not be only temporary in nature. The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

NOTE 3 - Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$148,179	25.6%	137,873	24.1%
Non-owner occupied RE	161,271	27.8%	163,971	28.6%
Construction	13,549	2.3%	11,344	2.0%
Business	109,496	18.9%	109,450	19.1%
Total commercial loans	432,495	74.6%	422,638	73.8%
Consumer
Real estate	51,444	8.9%	54,161	9.5%
Home equity	80,515	13.9%	79,528	13.9%
Construction	6,616	1.1%	8,569	1.5%
Other	9,036	1.6%	8,079	1.4%
Total consumer loans	147,611	25.5%	150,337	26.3%
Deferred origination fees, net	(552)	(0.1)%	(583)	(0.1)%
Total gross loans, net of deferred fees	579,554	100.0%	572,392	100.0%
Less—allowance for loan losses	(8,388)		(8,386)
Total loans, net	$571,166		564,006

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables summarizes the loan maturity distribution by type and related interest rate characteristics based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below, because borrowers have the right to prepay obligations with or without prepayment penalties.

			March 31, 2011

(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$21,625	104,961	21,593	148,179
Non-owner occupied RE	52,808	101,581	6,882	161,271
Construction	7,587	2,943	3,019	13,549
Business	56,224	50,813	2,459	109,496
Total commercial loans	138,244	260,298	33,953	432,495
Consumer
Real estate	12,825	26,447	12,172	51,444
Home equity	9,971	29,093	41,451	80,515
Construction	5,327	476	813	6,616
Other	5,373	3,055	608	9,036
Total consumer loans	33,496	59,071	55,044	147,611
Deferred origination fees, net	(169)	(298)	(85)	(552)
Total gross loans, net of deferred fees	$171,571	319,071	88,912	579,554
Loans maturing after one year with:
Fixed interest rates				$210,844
Floating interest rates				197,139

				December 31, 2010
	One year or less	After one but within five years	After five years	Total
Commercial:
Owner occupied RE	$19,214	98,712	19,946	137,872
Non-owner occupied RE	55,593	100,253	8,126	163,972
Construction	6,661	4,010	673	11,344
Business	53,677	53,933	1,840	109,450
Total commercial loans	135,145	256,908	30,585	422,638
Consumer
Real estate	14,813	27,286	12,062	54,161
Home equity	9,406	31,398	38,724	79,528
Construction	7,139	649	781	8,569
Other	4,162	3,338	579	8,079
Total consumer	35,520	62,671	52,146	150,337
Deferred origination fees, net	(180)	(319)	(84)	(583)
Total gross loan, net of deferred fees	$170,485	319,260	82,647	572,392
Loans maturing after one year with:
Fixed interest rates				$200,230
Floating interest rates				201,677

Portfolio Segment Methodology

Commercial

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each funded loan. In the development of our statistically derived loan grade loss factors, we observe historical losses over a relevant period for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring ("TDR"), whether on accrual or nonaccrual status.

Consumer

For consumer loans, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics. In addition, we further stratify the pools risk grade and then apply a combination of historical and peer loss rates to the stratified loan pools. In addition, we establish an allowance for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status.

Credit Quality Indicators

Commercial

We manage a consistent process for assessing commercial loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, and Doubtful, each of which are defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				March 31, 2011
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	138,398	138,457	11,092	98,757	386,704
Special Mention	4,512	6,587	-	2,875	13,974
Substandard	5,269	16,227	2,457	7,864	31,817
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$148,179	161,271	13,549	109,496	432,495

				December 31, 2010
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$127,958	145,167	8,887	101,985	383,997
Special Mention	4,762	3,365	-	2,774	10,901
Substandard	5,152	15,314	2,457	4,691	27,614
Doubtful	-	126	-	-	126
Loss	-	-	-	-	-
	$137,872	163,972	11,344	109,450	422,638

The following tables provide past due information for outstanding commercial loans.

				March 31, 2011
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$142,247	157,769	12,172	105,279	417,467
30-59 days past due	4,080	93	-	1,841	6,014
60-89 days past due	648	285	-	632	1,565
Greater than 90 Days	1,204	3124	1,377	1,744	7,449
	$148,179	161,271	13,549	109,496	432,495

				December 31, 2010
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$132,829	160,634	9,967	107,603	411,033
30-59 days past due	2,093	-	-	532	2,625
60-89 days past due	2,027	143	-	646	2,816
Greater than 90 Days	923	3,195	1,377	669	6,164
	$137,872	163,972	11,344	109,450	422,638

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, and Doubtful, each of which are defined by banking regulatory agencies. Delinquency statistics is also an important indicator of credit quality in the establishment of our allowance for credit losses.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				March 31, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$48,423	77,859	6,616	8,560	141,458
Special Mention	297	1,431	-	289	2,017
Substandard	2,724	1,225	-	187	4,136
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$51,444	80,515	6,616	9,036	147,611

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Pass	$51,468	77,064	8,569	7,526	144,627
Special Mention	477	1,237	-	395	2,109
Substandard	2,216	1,227	-	158	3,601
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$54,161	79,528	8,569	8,079	150,337

The following tables provide past due information for outstanding consumer loans.

				March 31, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$50,092	79,573	6,616	9,019	145,300
30-59 days past due	1,119	576	-	16	1,711
60-89 days past due	-	55	-	1	56
Greater than 90 Days	233	311	-	-	544
	$51,444	80,515	6,616	9,036	147,611

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Current	$53,283	79,002	8,569	8,059	148,913
30-59 days past due	457	234	-	7	698
60-89 days past due	338	101	-	13	452
Greater than 90 Days	83	191	-	-	274
	$54,161	79,528	8,569	8,079	150,337

Nonperforming assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial
Owner occupied RE	$1,852	1,183
Non-owner occupied RE	3,238	3,455
Construction	1,377	1,377
Business	2,955	2,125
Consumer
Real estate	1,129	928
Home equity	399	251
Construction	-	-
Other	6	7
Total nonaccrual loans	10,956	9,326
Other real estate owned	3,873	5,629
Total nonperforming assets	$14,829	14,955
Loans over 90 days past due (1)	$7,993	6,439
Nonperforming assets as a percentage of:
Total assets	1.95%	2.03%
Gross loans	2.56%	2.61%

(1) Loans over 90 days are included in nonaccrual loans

Impaired Loans

The tables below summarize key information for impaired loans. Our impaired loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses.

			March 31, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial:
Owner occupied RE	1,985	1,852	1,314	420
Non-owner occupied RE	3,537	3,238	1,505	425
Construction	4,052	1,377	929	115
Business	3,302	2,955	2,283	954
Total commercial	12,876	9,422	6,031	1,914
Consumer:
Real estate	1,658	1,658	1,129	341
Home equity	399	399	399	120
Construction	-	-	-	-
Other	6	6	-	-
Total consumer	2,063	2,063	1,528	461
Total	$14,939	11,485	7,559	2,375

			December 31, 2010
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial:
Owner occupied RE	1,316	1,183	1,186
Non-owner occupied RE	3,754	3,455	1,207	772
Construction	4,052	1,377	-	-
Business	2,675	2,125	1,885	771
Total commercial	11,797	8,140	4,278	1,543
Consumer:
Real estate	929	929	929	344
Home equity	250	250	250
Construction	-	-	-	-
Other	7	7	-	-
Total consumer	1,186	1,186	1,179	344
Total	$12,983	9,326	5,457	1,887

The following tables disaggregate our allowance for loan losses and recorded investment in loans by impairment methodology.

					March 31, 2011
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,914	-	1,914	9,422	-	9,422
Collectively evaluated	5,078	1,396	6,474	423,073	147,611	570,684
Total	$6,992	1,396	8,388	432,495	147,611	580,106

					December 31, 2010
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,552	-	1,552	8,140	-	8,140
Collectively evaluated	5,154	1,447	6,601	414,498	150,337	564,835
Total	$6,706	1,447	8,153	422,638	150,337	572,975

Allowance for Loan Losses

The allowance for loan losses is management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.  Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics and individually for larger impaired loans. Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience and other economic conditions. As of March 31, 2011, we have modified our allowance methodology related to the commercial loan portfolio to use historical loss rates in determining the appropriate level of allowance needed. There were no changes in our allowance methodology related to the consumer loan portfolio. In addition, we have allocated the unallocated component of the allowance that existed at December 31, 2010 into the commercial and consumer portfolio segments.

Included in the allowance for loan losses for both portfolio segments is a component that reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Uncertainties and subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity or problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons are factors considered.

The following table summarizes the activity related to our allowance for loan losses:

	Three months ended March 31,
(dollars in thousands)	2011	2010
Balance, beginning of period	$8,386	7,760
Provision for loan losses	725	1,400
Loan charge-offs:
Commercial:
Owner occupied RE	-	-
Non-owner occupied RE	-	(200)
Construction	-	-
Business	(481)	(834)
Total commercial	(481)	(1,034)
Consumer:
Real estate	-	(100)
Home equity	(75)	(50)
Construction	-	-
Other	(168)	(39)
Total consumer	(243)	(189)
Total loan charge-offs	(724)	(1,223)
Loan recoveries:
Commercial:
Owner occupied RE	-	-
Non-owner occupied RE	-	-
Business	-	-
Construction	-	-
Total commercial	-	-
Consumer:	-	-
Real estate	-	-
Home equity	1	-
Construction	-	-
Other	-	-
Total consumer	1	-
Total recoveries	1	-
Net loan charge-offs	(723)	(1,223)
Balance, end of period	$8,388	7,937
Allowance for loan losses to gross loans	1.45%	1.36%
Net charge-offs to average loans	0.51%	0.86%

The following tables summarize the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

		Three months ended March 31, 2011
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	767	191	(233)	725
Loan charge-offs	(481)	(243)	-	(724)
Loan recoveries	-	1		1
Net loan charge-offs	(481)	(242)	-	(723)
Balance, end of period	$6,992	1,396	-	8,388

			Year ended December 31, 2010
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,204	1,545	11	7,760
Provision	3,999	1,389	222	5,610
Loan charge-offs	(3,665)	(1,495)	-	(5,160)
Loan recoveries	168	8	-	176
Net loan charge-offs	(3,497)	(1,487)	-	(4,984)
Balance, end of period	$6,706	1,447	233	8,386

NOTE 4 - Fair Value Accounting

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

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include certain debt and equity securities that are traded in an active exchange market.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company's available-for-sale portfolio and impaired loans.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

Other Real Estate Owned ("OREO")

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of Real estate owned activity.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			March 31, 2011
(dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale:
State and political subdivisions	$-	11,279	-
Mortgage-backed securities & CMO	-	46,411	2,424
Other investments	-	-	9,070
Total	$-	57,690	11,494

			December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale:
State and political subdivisions	$-	11,166	-
Mortgage-backed securities & CMO	-	50,102	2,515
Other investments	-	-	9,070
Total	$-	61,268	11,585

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2011 to March 31, 2011 for all Level 3 assets that are measured at fair value on a recurring basis.

(dollars in thousands)	Collateralized mortgage obligations	Other investments
Beginning balance	$2,515	9,070
Total realized and unrealized gains or losses:
Included in earnings	-	-
Included in other comprehensive income	(29)	-
Purchases, sales and principal reductions	(62)	-
Transfers in and/or out of Level 3	-	-
Ending Balance	$2,424	9,070

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.6% of loans as March 31, 2011. Loans which are deemed to be impaired are valued net of the allowance for loan losses and real estate acquired in settlement of loans are valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of March 31, 2011
(dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$-	7,505	-
Other real estate owned	-	3,873	-

			As of December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$-	6,588	-
Other real estate owned	-	3,887	1,742

Fair Value of Financial Instruments

Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

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

Junior subordinated debentures - Fair value for junior subordinated debentures are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company's financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$75,546	75,546	53,850	53,850
Investment securities available for sale	60,114	60,114	63,783	63,783
Other investments	9,070	9,070	9,070	9,070
Loans, net	571,166	584,502	564,006	575,803
Bank owned life insurance	14,660	14,660	14,528	14,528
Financial Liabilities:
Deposits	560,054	508,599	536,296	489,525
FHLB and other borrowings	122,700	140,645	122,700	140,493
Junior subordinated debentures	13,403	2,575	13,403	2,563

NOTE 5 - Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program ("CPP"), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 363,609.4 shares of the Company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.136 per share of the common stock. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 6 - Earnings Per Common Share and Stock Dividend

On January 18, 2011, the company's Board of Directors approved a ten percent stock dividend to the company's shareholders. The record date for shareholders entitled to receive the stock dividend was January 28, 2011 and the distribution date was February 14, 2011. Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted for the prior period to reflect the stock dividend. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have also been adjusted for the prior period to reflect the stock dividend.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2011 and 2010. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. At March 31, 2011 and 2010, 79,970 and 669,629 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended March 31,
	(dollars in thousands, except share data)	2011	2010
	Numerator:
	Net income	$537	18
Less:	Preferred stock dividend	216	216
	Dividend accretion (1)	113	124
	Net income (loss) available to common shareholders	$208	(322)
	Denominator:
	Weighted-average common shares outstanding - basic	3,466,698	3,441,396
	Common stock equivalents	80,028	-
	Weighted-average common shares outstanding - diluted	3,546,726	3,441,396
	Earnings (loss) per common share:
	Basic	$0.06	(0.09)
	Diluted	0.06	(0.09)

(1) Preferred stock dividend required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010 and assesses our financial condition as of March 31, 2011 as compared to December 31, 2010. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:

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
•the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;
•restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;
•significant increases in competitive pressure in the banking and financial services industries;
•changes in the interest rate environment which could reduce anticipated margins;
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
•changes in deposit flows;
•changes in technology;
•changes in monetary and tax policies;
•adequacy of the level of our allowance for loan losses;
•the rate of delinquencies and amount of loans charged-off;
•the rate of loan growth;
•adverse changes in asset quality and resulting credit risk-related losses and expenses;
•loss of consumer confidence and economic disruptions resulting from terrorist activities;
•changes in the securities markets; and
•other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Beginning in 2008 and continuing through the present, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in our filings with the SEC.

The first three months of 2011 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Federal Reserve Bank ("Federal Reserve") to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The weak economic conditions are expected to continue through the remainder of 2011. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Earnings Review

Our net income was $537,000 and $18,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of $519,000. The increase in net income resulted primarily from a $620,000 increase in net interest income and a $675,000 decrease in the provision for loan losses, partially offset by a $478,000 increase in noninterest expenses and a $303,000 increase in income tax expense. After our dividend payment to the U.S. Treasury as preferred shareholder, net income to common shareholders for the first quarter of 2011 was $208,000 compared to a loss of $322,000 for the same period in 2010. Our efficiency ratio, excluding gains on sale of investments and real estate owned activity, was 66.7% for the three months ended March 31, 2011 compared to 75.4% for the same period in 2010. The improvement in the efficiency ratio relates primarily to the increase in net interest income, reduced in part by the decrease in noninterest income during the first quarter of 2011.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended March 31, 2011 and 2010 our net interest income was $5.4 million and $4.8 million, respectively. Our average earning assets increased $6.8 million during the three months ended March 31, 2011 compared to the average for the three months ended March 31, 2010, while our interest bearing liabilities decreased by $5.8 million. The increase in average earning assets is primarily related to an increased level of federal funds sold while the increase in average interest-bearing liabilities is related to an $18.4 million increase in interest bearing deposits, partially offset by a $24.3 million decrease in notes payable and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2011 and 2010. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

The following table sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three month period ended March 31, 2011 we had investments of $849,000 in certificates of deposit at other banks and investments of $99,000 in certificates of deposit at other banks at March 31, 2010. During the same periods, we had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Earning assets
Federal funds sold	$49,017	$28	0.23%	$18,239	$11	0.24%
Investment securities, taxable	59,870	360	2.44%	86,865	837	3.91%
Investment securities, nontaxable (2)	11,327	152	5.43%	5,307	81	6.16%
Loans	576,598	8,123	5.71%	579,569	7,959	5.57%
Total interest-earning assets	696,812	8,663	5.04%	689,980	8,888	5.22%
Noninterest-earning assets	42,189			43,007
Total assets	$739,001			$732,987
Interest-bearing liabilities
NOW accounts	$137,465	439	1.30%	$55,696	115	0.84%
Savings & money market	99,712	204	0.83%	93,885	251	1.08%
Time deposits	251,192	1,334	2.15%	320,366	2,032	2.57%
Total interest-bearing deposits	488,369	1,977	1.64%	469,947	2,398	2.07%

Note payable and other borrowings	122,700	1,141	3.77%	146,952	1,594	4.40%
Junior subordinated debentures	13,403	86	2.60%	13,403	84	2.54%
Total interest-bearing liabilities	624,472	3,204	2.08%	630,302	4,076	2.62%

Noninterest-bearing liabilities	54,607			42,103
Shareholders' equity	59,922			60,582
Total liabilities and shareholders' equity	$739,001			$732,987
Net interest spread			2.96%			2.60%
Net interest income (tax equivalent) / margin		$5,459	3.18%		$4,812	2.83%
Less: tax-equivalent adjustment (2)		58			31
Net interest income		$5,401			$4,781

(1)Annualized for the three month period.

(2)The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin is calculated as net interest income, on an annualized basis, divided by average interest-earning assets. Our net interest margin, on a tax-equivalent basis, for the three months ended March 31, 2011 was 3.18% compared to 2.83% for the three months ended March 31, 2010. Our net interest spread was 2.96% for the three months ended March 31, 2011 compared to 2.60% for the three months ended March 31, 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The increase in net interest margin resulted primarily from the 36 basis point increase in our net interest spread. The increase in the net interest spread is primarily due to the fact that more of our rate-sensitive liabilities repriced downward than our rate-sensitive assets during the twelve months ended March 31, 2011. While our loan yield increased 14 basis points for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, the overall yield on our interest-earning assets decreased by 18 basis points during the same period due to the lower balances and yields on our investment portfolio during the 2011 period. However, the decrease in our interest-earning asset yield was offset by a 54 basis point decrease in the cost of our interest bearing liabilities due primarily to a 43 basis point reduction in the cost of our interest-bearing deposits. As of March 31, 2011, substantially all of our FHLB advances were at fixed interest rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable interest rates.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2011 vs. 2010				March 31, 2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$(43)	$208	$(1)	$164	$180	$(18)	$-	$162
Investment securities	(202)	(299)	68	(433)	(13)	(195)	2	(206)
Federal funds sold	18	-	(1)	17	6	-	-	6
Total interest income	(227)	(91)	66	(252)	173	(213)	2	(38)
Interest expense
Deposits	145	(533)	(33)	(421)	184	(538)	(36)	(390)
Note payable and other	(263)	(228)	38	(453)	(165)	266	(29)	72
Junior subordinated debt	-	2	-	2	-	(40)	-	(40)
Total interest expense	(118)	(759)	5	(872)	19	(312)	(65)	(358)
Net interest income	$(109)	668	$61	$620	$154	$99	$67	$320

Net interest income, the largest component of our income, was $5.4 million for the three month period ended March 31, 2011 and $4.8 million for the three months ended March 31, 2010. Average interest-earning assets were $6.8 million higher during the three months ended March 31, 2011 compared to the same period in 2010 while average interest-bearing liabilities decreased $5.8 million. While our average interest-earning assets increased by $12.6 million more than our interest-bearing liabilities during the first three months of 2011 compared to the same period in 2010, the mix of the earning assets actually resulted in lower net interest income of $109,000 for the three months ended March 31, 2011, but lower rates on these average balances produced additional net interest income of $668,000.

Interest income for the three months ended March 31, 2011 was $8.6 million, consisting of $8.1 million on loans, $454,000 on investments, and $28,000 on federal funds sold. Interest income for the three months ended March31, 2010 was $8.9 million, consisting of $8.0 million on loans, $887,000 on investments, and $11,000 on federal funds sold. Interest on loans for the three months ended March 31, 2011 and 2010 represented 94.4% and 89.9%, respectively, of total interest income, while income from investments and federal funds sold represented only 5.6% and 10.1%, respectively, of total interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 82.7% and 84.0% of average interest-earning assets for the three months ended March 31, 2011 and 2010, respectively. Included in interest income on loans for the three months ended March 31, 2011 and 2010 was $104,000 and $116,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the three months ended March 31, 2011 was $3.2 million, consisting of $2.0 million related to deposits and $1.2 million related to other borrowings. Interest expense for the three months ended March 31, 2010 was $4.1 million, consisting of $2.4 million related to deposits and $1.7 million related to other borrowings. Interest expense on deposits for the three months ended March 31, 2011 and 2010 represented 61.7% and 58.8%, respectively, of total interest expense, while interest expense on other borrowings represented 38.3% and 41.2%, respectively, of total interest expense for the same three month periods.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Balance Sheet Review - Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

For the three months ended March 31, 2011 and 2010, we incurred a noncash expense related to the provision for loan losses of $725,000 and $1.4 million, respectively, bringing the allowance for loan losses to $8.4 million and $7.9 million, respectively. The allowance represented 1.45% of gross loans at March 31, 2011 and 1.36% of gross loans at March 31, 2010. During the three months ended March 31, 2011, we charged-off $724,000 of loans and recorded $1,000 of recoveries on loans previously charged-off. During the three months ended March 31, 2010, we charged-off $1.2 million of loans and had no recoveries on loans previously charged-off. The $723,000 and $1.2 million net charge-offs during the first quarters of 2011 and 2010, respectively, represented 0.51% and 0.86% of the average outstanding loan portfolio for the three months ended March 31, 2011 and 2010, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2011	2010
Loan fee income	$144	$120
Service fees on deposit accounts	138	146
Income from bank owned life insurance	132	153
Gain on sale investment securities	-	16
Gain on sale of property and equipment	-	17
Other income	181	138
Total noninterest income	$595	$590

Noninterest income for the three month period ended March 31, 2011 was $595,000 compared to $590,000 for the same period of 2010. While loan fee income and other income increased by $24,000 and $43,000, respectively, during the 2011 period, service fees on deposit accounts and income from bank owned life insurance decreased by $8,000 and $21,000, respectively, during the same period.

Loan fee income was $144,000 and $120,000 for the three months ended March 31, 2011 and 2010, respectively, consisting primarily of late charge fees, fees from issuance of lines and letters of credit, and mortgage origination fees we receive on residential loans funded and closed by a third party. The $24,000 increase in loan fee income during the first quarter of 2011 compared to the same period in 2010 related primarily to the $31,000 increase in mortgage origination fees. Offsetting the increase in mortgage origination fees was a $7,000 decrease in late charge fees.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from client non-sufficient funds ("NSF") transactions. Deposit fees were $138,000 and $146,000 for the three months ended March 31, 2011 and 2010, respectively. The $8,000 decrease is primarily related to an $11,000 decrease in NSF fees and a $6,000 decrease in overdraft and returned item fees, partially offset by a $10,000 increase in deposit related fees such as service charges. NSF fee income was $51,000 and $62,000 for the first quarters of 2011 and 2010, respectively, representing 37.0% of total service fees on deposits in the 2011 period compared to 42.5% of total service fees on deposits in the 2010 period.

Income derived from bank owned life insurance was $132,000 and $153,000 for the three months ended March 31, 2011 and 2010, respectively. The $21,000 decrease in income from life insurance is due to reduced rates of return on the insurance policies due to the current market environment.

Other income consists primarily of fees received on debit card transactions, sale of customer checks, and wire transfers. Other income was $142,000 and $102,000 for the three months ended March 31, 2011 and 2010, respectively. The $40,000 increase related primarily to increases of $20,000 in debit card transaction fees, $7,000 in other client service related fees and $13,000 of rent income. Debit card transaction fees were $92,000 and $72,000 for the three months ended March 31, 2011 and 2010, respectively, and represented 64.8% and 70.6% of total other income for the first quarters of 2011 and 2010, respectively. The corresponding transaction costs associated with debit card transactions are included in noninterest data processing and related costs. The debit card transaction costs were $35,000 and $27,000 for the three months ended March 31, 2011 and 2010 respectively. The net impact of the fees received and the related cost of the debit card transactions on earnings for the three months ended March 31, 2011 and 2010 was $57,000 and $30,000, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2011	2010
Compensation and benefits	$2,065	2,132
Occupancy	539	556
Real estate owned activity	531	20
Data processing and related costs	435	385
Insurance	403	275
Marketing	170	211
Professional fees	142	165
Telephone	78	76
Other	143	208
Total noninterest expenses	$4,506	4,028

We incurred noninterest expenses of $4.5 million during the three month period ended March 31, 2011 and $4.0 million during the three months ended March 31, 2010. Noninterest expense as a percentage of noninterest income and net interest income, excluding the gain on sale of investments and real estate owned activity, or the efficiency ratio, was 66.7% for the three months ended March 31, 2011 compared to 75.4% for the same period in 2010. The improvement in the efficiency ratio relates primarily to the increase in net interest income during the first quarter 2011.

For the three months ended March 31, 2011, compensation and benefits, occupancy, and data processing and related costs represented 67.4% of the total noninterest expense compared to 76.3% for the same period in 2010.

The following table sets forth information related to our compensation and benefits.

	Three months ended March 31,
(dollars in thousands)	2011	2010
Base compensation	$1,573	1,572
Incentive compensation	130	127
Total compensation	1,703	1,699
Benefits	394	466
Capitalized loan origination costs	(32)	(33)
Total compensation and benefits	$2,065	2,132

Total compensation and benefits expense was $2.1 million for both of the three month periods ended March 31, 2011 and 2010, respectively, and represented 45.8% and 52.9% of our total noninterest expense for each of the respective periods. The $67,000 decrease in compensation and benefits in the first quarter of 2011 compared to the same period in 2010 resulted primarily from a $72,000 decrease in benefits expense. In addition, loan origination compensation expense, which is required to be capitalized and amortized over the life of the loan as a reduction of loan interest income, is recorded as a reduction in compensation and benefits expense.

Our base compensation remained virtually unchanged during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Incentive compensation represented 6.3% and 6.0% of total compensation and benefits for the three months ended March 31, 2011 and 2010, respectively. The incentive compensation expense recorded for the first quarters of 2011 and 2010 represented an accrual of the estimated incentive compensation earned during the first quarter of the respective year. Benefits expense decreased $72,000 in the first quarter of 2011 compared to the same period in 2010 due to a reduction in the accrual related to our executive retirement plan. Benefits expense represented 27.3% and 27.4% of the total compensation for the three months ended March 31, 2011 and 2010, respectively.

Occupancy expense represented 12.0% and 13.8% of total noninterest expense for the three months ended March 31, 2011 and 2010, respectively. Occupancy expense decreased by $17,000 for the three months ended March 31, 2011 and 2010 to $539,000 from $556,000, respectively, due primarily to reduced depreciation and property tax expenses during the 2011 period.

The following table sets forth information related to our data processing and related costs.

	Three months ended March 31,
(dollars in thousands)	2011	2010
Data processing costs	$333	$290
Debit card transaction expense	35	27
Courier expense	29	26
Other expenses	38	42
Total data processing and related costs	$435	$385

Total data processing and related costs were $435,000 and $385,000, an increase of $50,000, or 13.0%, for the three months ended March 31, 2011 and 2010, respectively.

We have contracted with an outside computer service company to provide our core data processing services. Our core data processing costs increased $43,000, or 14.8%, from $290,000 to $333,000 for the three months ended March 31, 2011 compared to the same period in 2010. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. Comparatively, our retail deposits were $486.1 million at March 31, 2011, a 21.5% increase over retail deposits of $399.6 million at March 31, 2010.

Also included in data processing and related costs is income we receive from debit card transactions performed by our clients. Since we outsource this service, we are charged related transaction expenses from our merchant service provider. Debit card transaction expense was $35,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.

Real estate owned activity includes income and expenses from property held for sale and other real estate we own, including real estate acquired in settlement of loans. The loss on sale of real estate owned properties was $512,000 during the three months ended March 31, 2011, while expenses such as maintenance, legal and property taxes were $19,000. Comparatively, during the first quarter of 2010 expenses related to owning the real estate were $20,000.

The remaining noninterest expenses totaled $936,000 for the three month period ended March 31, 2011 compared to $935,000 for the same period in 2010. During the first quarter of 2011, professional fees decreased by $23,000, marketing expenses decreased by $42,000 and other expenses decreased by $64,000. Offsetting these decreases was an increase of $128,000 in insurance expenses and a $2,000 increase in telephone expenses. The decrease in professional fees is primarily related to reduced loan attorney and appraisal fees during the 2011 period while the reduction in marketing expenses was due to costs related to new advertising and television commercials during the three months ended March 31, 2010. The decrease in other expenses is due primarily to increased collection expenses and deposit account losses during the 2010 period. The increase in insurance expense is due to the increased cost of FDIC insurance premiums resulting from our Formal Agreement with the OCC.

We incurred income tax expense of $228,000 for the three months ended March 31, 2011 compared to an income tax benefit of $75,000 during the same period in 2010. The lower income tax expense for the 2010 period resulted from a pre-tax loss of $57,000 combined with the effect of our tax exempt income.

Balance Sheet Review

At March 31, 2011, we had total assets of $760.1 million, consisting principally of $571.2 million in net loans, $69.2 million in investments, $67.1 million in federal funds sold, $14.7 million in bank owned life insurance, and $15.8 million in property and equipment. Our liabilities at March 31, 2011 totaled $700.3 million, which consisted principally of $560.1 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At March 31, 2011, our shareholders' equity was $59.8 million.

At December 31, 2010, we had total assets of $736.5 million, consisting principally of $572.4 million in net loans, $72.9 million in investments, $49.7 million in federal funds sold, $14.5 million in bank owned life insurance, and $15.9 million in property and equipment. Our liabilities at December 31, 2010 totaled $677.3 million, consisting principally of $536.3 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At December 31, 2010, our shareholders' equity was $59.2 million.

Federal Funds Sold

At March 31, 2011, our federal funds sold were $67.1 million, or 8.8% of total assets. At December 31, 2010, our $49.7 million in short-term investments in federal funds sold on an overnight basis comprised 6.8% of total assets.

Investment Securities

At March 31, 2011, the $69.2 million in our investment securities portfolio represented approximately 9.1% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $60.1 million and an amortized cost of $61.0 million for an unrealized loss of $896,000.

At December 31, 2010, the $72.9 million in our investment securities portfolio represented approximately 9.9% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $63.8 million and an amortized cost of $64.9 million for an unrealized loss of $1.1 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Our loan portfolio balance has remained relatively stable over the past twelve months with average balances of $576.6 million and $579.6 million for the three months ended March 31, 2011 and 2010, respectively. During the first quarter of 2011, owner occupied real estate loans increased by $10.3 million due to approximately $9.0 million of our loans that we repurchased from participating banks.

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

Following is a summary of our loan composition:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$148,179	25.6%	137,873	24.1%
Non-owner occupied RE	161,271	27.8%	163,971	28.6%
Construction	13,549	2.3%	11,344	2.0%
Business	109,496	18.9%	109,450	19.1%
Total commercial loans	432,495	74.6%	422,638	73.8%
Consumer
Real estate	51,444	8.9%	54,161	9.5%
Home equity	80,515	13.9%	79,528	13.9%
Construction	6,616	1.1%	8,569	1.5%
Other	9,036	1.6%	8,079	1.4%
Total consumer loans	147,611	25.5%	150,337	26.3%
Deferred origination fees, net	(552)	(0.1)%	(583)	(0.1)%
Total gross loans, net of deferred fees	579,554	100.0%	572,392	100.0%
Less—allowance for loan losses	(8,387)		(8,386)
Total loans, net	$571,167		564,006

Nonperforming assets

Following is a summary of our nonperforming assets.

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$9,422	8,140
Consumer	1,534	1,186
Total nonaccrual loans	10,956	9,326
Other real estate owned	3,873	5,629
Total nonperforming assets	$14,829	14,955

At March 31, 2011 nonperforming assets were $14.8 million, or 1.95% of total assets and 2.56% of gross loans. Comparatively, nonperforming assets were $15.0 million, or 2.03% of total assets and 2.61% of gross loans at December 31, 2010. Nonaccrual loans increased $1.6 million to $11.0 million at March 31, 2011 from $9.3 million at December 31, 2010. The increase in nonaccrual loans is primarily related to ten loan relationships which were put on nonaccrual status during the three months ended March 31, 2011. In addition, three loans were returned to accrual status or paid off during the first quarter of 2011. The amount of foregone interest income on the nonaccrual loans in the first three months of 2011 was approximately $143,000. The amount of interest income recorded in the first three months of 2011 for loans that were on nonaccrual at March 31, 2011 was approximately $5,000.

Nonperforming assets include real estate acquired in settlement of loans which decreased by $1.8 million from December 31, 2010. During the first three months of 2011 we sold two properties totaling $1.5 million and added no new properties. In addition, we incurred write-downs totaling $236,000 on two of our properties. The balance at March 31, 2011 includes nine commercial properties totaling $3.9 million all of which are located in Upstate South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2011. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

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

	Three months ended	Year ended
(dollars in thousands)	March 31, 2011	December 31, 2010
Balance, beginning of period	$8,386	7,760
Provision	725	5,610
Loan charge-offs	(724)	(5,160)
Loan recoveries	1	176
Net loan charge-offs	(723)	(723)
Balance, end of period	$8,388	8,386

The allowance for loan losses was $8.4 million and $7.9 million at March 31, 2011 and 2010, respectively, or 1.45% and 1.36% of outstanding loans, respectively. At December 31, 2010, our allowance for loan losses was $8.4 million, or 1.47% of outstanding loans, and we had net loans charged-off of $5.0 million for the year ended December 31, 2010. During the three months ended March 31, 2011 and 2010 we had net charge-offs of $723,000 and $1.2 million, respectively.

In addition, at March 31, 2011 and 2010, the allowance for loan losses represented 76.6% and 61.8% of the total amount of non-performing loans. A significant portion, or 73.0%, of nonperforming loans at March 31, 2011 is secured by real estate. Our nonperforming loans have been written down to approximately 76% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision for loan losses of $725,000 for the three months ended March 31, 2011 to be adequate.

For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include, among other factors, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

In addition, at March 31, 2011, approximately 80% of our loans are collateralized by real estate and approximately 95% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2011, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

The Company's loan approval process includes review of modifications on all criticized loans greater than $100,000.  A loan is considered to be a TDR when the debtor was experiencing financial difficulties and the Company provided concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  We have loans totaling $1.7 million at March 31, 2011 and $488,000 at December 31, 2010, which we considered as TDRs. The related allowance for these loans was $366,000 and $282,000 at March 31, 2011 and December 31, 2010, respectively. Included in the nonaccrual loan amounts in the table above is $1.1 million and $488,000 for the respective 2011 and 2010 periods.

For commercial loans, we generally fully charge off or charge collateralized loans down to net realizable value when management determines the loan to be uncollectible; repayment is deemed to be protracted beyond reasonable time frames; the loan has been classified as a loss by either our internal loan review process or our banking regulatory agencies; the customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or the loan is 180 days past due unless both well-secured and in the process of collection. For consumer loans, we generally charge down to net realizable value when the loan is 120 days past due.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, which are also know as out-of-market deposits or brokered deposits. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer term deposits than are readily available in our local market. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. In accordance with our Formal Agreement, we have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs to 25% of total deposits and dictate that our current interest rate risk profile determines the terms. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

The amount of out-of-market deposits was $74.0 million at March 31, 2011 and $86.4 million at December 31, 2010. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $12.4 million during the first three months of 2011, our retail deposits have increased $36.1 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 103% and 107% at March 31, 2011 and December 31, 2010, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

			Three months ended March 31,
	2011		2010
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$50,234	-%	37,739	-%
Interest bearing demand deposits	137,465	1.30%	55,696	0.84%
Money market accounts	96,460	0.85%	91,451	1.11%
Savings accounts	3,252	0.23%	2,434	0.13%
Time deposits less than $100,000	72,923	1.71%	79,299	2.34%
Time deposits greater than $100,000	178,269	2.33%	241,067	2.65%
Total deposits	$538,603	1.49%	507,686	1.92%

The $100.1 million increase in transaction accounts for the three months ended March 31, 2011 compared to the 2010 period and the $62.8 million decrease in time deposits of $100,000 or more is a result of our intense focus to replace our out-of-market deposits with local deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $380.6 million and $356.6 million at March 31, 2011 and December 31, 2010, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2011 was as follows:

(dollars in thousands)	March 31, 2011
Three months or less	$38,902
Over three through six months	16,081
Over six through twelve months	64,530
Over twelve months	60,924
Total	$180,437

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Capital Resources

Total shareholders' equity at March 31, 2011 was $59.8 million. At December 31, 2010, total shareholders' equity was $59.2 million.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of March 31, 2011, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to an additional capital directive, consent order, or such other administrative action or sanction as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

					March 31, 2011
	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$79,452	13.04%	73,135	12.0%	48,757	8.0%	60,946	10.0%
Tier 1 Capital (to risk weighted assets)	71,840	11.79%	60,946	10.0%	24,378	4.0%	36,567	6.0%
Tier 1 Capital (to average assets)	71,840	9.74%	66,410	9.0%	29,515	4.0%	36,894	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2011
	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,981	13.35%	48,531	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	73,388	12.10%	24,265	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	73,388	9.95%	29,515	4.0%	N/A	N/A

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the three months ended March 31, 2011 and the year ended December 31, 2010. Since our inception, we have not paid cash dividends.

	March 31, 2011	December 31, 2010
Return on average assets	0.29%	0.12%
Return on average equity	3.63%	1.47%
Return on average common equity	1.87%	(0.98)%
Average equity to average assets ratio	8.11%	8.16%
Tangible common equity to assets ratio	5.91%	6.01%

Our return on average assets was 0.29% for the three months ended March 31, 2011 compared to 0.12% for the year ended December 31, 2010. In addition, our return on average equity increased to 3.63% for the three months ended March 31, 2011 from 1.47% for the year ended December 31, 2010. Our equity to assets ratio at March 31, 2011 was 8.11% compared to 8.16% at December 31, 2010. In addition, our return on average common equity was 1.87% and our tangible common equity to total assets ratio was 5.91% for the three months ended March 31, 2011.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2011, unfunded commitments to extend credit were $85.4 million, of which $8.7 million was at fixed rates and $76.8 million was at variable rates. At December 31, 2010, unfunded commitments to extend credit were $86.4 million, of which approximately $9.5 million was at fixed rates and $76.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2011 there was a $2.7 million commitment under letters of credit. At December 31, 2010 there was a $2.8 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following tables set forth information regarding our rate sensitivity for each of the time intervals indicated.

				March 31, 2011
(dollars in thousands)	Within three months	After three but within twelve months	After one but within five Years	After five years	Total
Interest-earning assets:
Federal funds sold	$67,124	-	-	-	67,124
Investment securities	2,293	6,270	23,049	28,533	60,145
Loans	293,351	45,478	187,973	42,273	569,075
Total earning assets	362,768	51,748	$211,022	70,806	696,344
Interest-bearing liabilities:
Money market and NOW	247,568	-	-	-	247,568
Regular savings	3,329	-	-	-	3,329
Time deposits	53,108	129,855	75,773	-	258,736
Note payable and other borrowings	70,200	-	37,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$387,608	129,855	113,273	15,000	645,736
Period gap	$(24,840)	(78,107)	97,749	55,806
Cumulative gap	(24,840)	(102,947)	(5,198)	50,608
Ratio of cumulative gap to total earning assets	(3.6)%	(14.8%)	(0.7%)	7.3%

				December 31, 2010
	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$49,731	-	-	-	49,731
Investment securities	2,709	7,321	25,585	28,168	63,783
Loans	298,597	45,227	180,043	39,693	563,560
Total earning assets	351,037	$52,548	$205,628	$67,861	$677,074
Interest-bearing liabilities:
Money market and NOW	237,481	-	-	-	237,481
Regular savings	3,229	-	-	-	3,229
Time deposits	56,746	103,238	88,786	-	248,770
FHLB advances and related debt	70,200	-	37,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$381,059	103,238	126,286	15,000	625,583
Period gap	$(30,022)	(50,690)	79,342	52,862
Cumulative Gap	(30,022)	(80,712)	(1,370)	51,491
Ratio of cumulative gap to total earning assets	(4.4%)	(11.9%)	(0.2%)	7.6%

As measured over the one-year time intervals, we were liability sensitive at both March 31, 2011 and December 31, 2010.  Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 48% and 50% of our loans were variable rate loans at March 31, 2011 and December 31, 2010, respectively. The ratio of cumulative gap to total earning assets after 12 months is (14.8%) because $102.9 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At March 31, 2011, 80.1% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $387.6 million of interest-bearing liabilities set to reprice within three months, 64.7% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At March 31, 2011, we had $102.9 million more liabilities than assets that reprice within the next twelve months. Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of March 31, 2011. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At March 31, 2011 and December 31, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $75.6 million and $53.9 million, or 9.9% and 7.3% of total assets, respectively. Our investment securities at March 31, 2011 and December 31, 2010 amounted to $69.2 million and $72.9 million, or 9.1% and 9.9% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines at March 31, 2011.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2011 was $6.4 million, based on the bank's $6.3 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2010, as filed in our Annual Report on Form 10-K.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

Disclosures about TDRs required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Recent Regulatory Developments

On June 8, 2010, the Bank entered into the Formal Agreement with its primary regulator, the OCC. The Formal Agreement is based on the findings of the OCC during their on-site examination of the Bank as of March 31, 2009.  The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. Specifically, under the terms of the Formal Agreement, the Bank is required to (i) protect its interest in assets criticized by the OCC; (ii) develop, implement, and adhere to a written program to reduce the high level of credit risk; (iii) obtain credit information on all loans lacking such information and ensure proper collateral documentation is in place; (iv) engage the services of an independent appraiser to provide updated appraisals for certain loans where the most recent appraisal is more than 12 months old; (v) update and implement written policies/programs addressing loan policy, allowance for loan and lease losses, and other real estate owned; (vi) continue to improve its liquidity position and maintain adequate sources of funding; (vii) obtain prior written determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits in excess of 25% of total deposits; (viii) update and adhere to its profit plan designed to improve the condition of the Bank; and (ix) submit periodic reports to the OCC regarding various aspects of the foregoing actions.

The Formal Agreement with the OCC requires the establishment of certain plans and programs within various time periods.   After having completed the following through March 31, 2011, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

•The Bank has established a compliance committee of its Board of Directors to oversee management's response to all sections of the Formal Agreement.   The committee consists of all 11 members of the Bank's Board of Directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Formal Agreement.

•Policies and procedures were revised or established and approved related to the following issues:

(1) Loan policies and procedures.
(2) Criticized asset policy, procedures and specific program.
(3) Policies related to managing OREO.
(4) Procedures for maintaining an adequate allowance for loan losses.
(5) Appraisal policy to ensure appraisal conform to appraisal standards and regulations.

•Current and satisfactory credit information was obtained on all loans lacking such information to ensure proper collateral documentation is in place;

•We received and evaluated current independent appraisals or updated appraisals on loans secured by certain properties;

•The Bank's liquidity position was enhanced. We reduced our level of broker deposits to comply with the OCC agreed upon levels.

•A profit plan was updated to improve the financial condition of the Bank.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of March 31, 2011, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of March 31, 2011.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others. Some of the more recent actions include:

•On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•Eliminate the Office of Thrift Supervision ("OTS") one year from the date of the new law's enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the terms of the SBLF, we are considering participation in the SBLF.

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

•In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits. We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury's Transaction Account Guarantee Program ("TAGP") through December 31, 2010. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and President (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective as of March 31, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A RISK FACTORS.

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

Item 4. (REMOVED AND RESERVED)

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 11, 2011	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2011	/s/F. Justin Strickland
F. Justin Strickland
President (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.