Form 10-Q
period 2011-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2011-08-05
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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
Yes ☒  No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,473,613 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 4, 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2011 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,177	$4,119
Interest-bearing deposits with banks	14,529	14,176
Federal funds sold and securities purchased under agreements to resell	32,335	35,555
Total cash and cash equivalents	52,041	53,850
Investment securities:
Investment securities available for sale	84,990	63,783
Other investments, at cost	8,875	9,070
Total investment securities	93,865	72,853
Loans	577,980	572,392
Less allowance for loan losses	(8,719)	(8,386)
Loans, net	569,261	564,006
Bank owned life insurance	14,790	14,528
Property and equipment, net	16,139	15,884
Deferred income taxes	2,887	2,994
Other assets	9,119	12,375
Total assets	$758,102	$736,490
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$556,449	$536,296
Federal Home Loan Bank advances and repurchase agreements	122,700	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	4,795	4,875
Total liabilities	697,347	677,274
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	14,741	14,960
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,473,613 and 3,457,877 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	35	35
Nonvested restricted stock	(18)	-
Additional paid-in capital	38,074	37,625
Accumulated other comprehensive income (loss)	(112)	(707)
Retained earnings	8,035	7,303
Total shareholders' equity	60,755	59,216
Total liabilities and shareholders' equity	$758,102	$736,490

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2010 have been adjusted to reflect the ten percent stock dividend issued in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest income
Loans	$8,309	8,077	16,433	16,037
Investment securities	538	854	992	1,741
Federal funds sold	40	11	67	21
Total interest income	8,887	8,942	17,492	17,799
Interest expense
Deposits	1,845	2,487	3,822	4,885
Borrowings	1,240	1,558	2,467	3,236
Total interest expense	3,085	4,045	6,289	8,121
Net interest income	5,802	4,897	11,203	9,678
Provision for loan losses	650	2,300	1,375	3,700
Net interest income after provision for loan losses	5,152	2,597	9,828	5,978
Noninterest income
Loan fee income	181	106	324	226
Service fees on deposit accounts	157	142	296	288
Income from bank owned life insurance	130	147	262	299
Gain on sale of investment securities	-	1,088	-	1,104
Other than temporary impairment on investments	(25)	-	(25)	-
Gain on sale of property and equipment	-	-	-	18
Other income	175	121	317	223
Total noninterest income	618	1,604	1,174	2,158
Noninterest expenses
Compensation and benefits	2,225	2,142	4,291	4,274
Occupancy	551	555	1,090	1,111
Real estate owned activity	548	19	1,041	3
Data processing and related costs	460	402	895	787
Insurance	427	405	830	680
Marketing	195	185	364	330
Professional fees	162	165	304	396
Other	287	257	507	541
Total noninterest expenses	4,855	4,130	9,322	8,122
Income before income tax expense	915	71	1,680	14
Income tax expense (benefit)	287	(23)	515	(99)
Net income	628	94	1,165	113
Preferred stock dividend	216	216	432	433
Dividend accretion	106	116	219	240
Net income (loss) available to common shareholders	$306	(238)	514	(560)
Earnings (loss) per common share
Basic	$0.09	(0.07)	0.15	(0.16)
Diluted	$0.08	(0.07)	0.14	(0.16)
Weighted average common shares outstanding
Basic	3,473,613	3,457,499	3,470,156	3,449,448
Diluted	3,553,868	3,457,499	3,550,297	3,449,448

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2010 period have been adjusted to reflect the ten percent stock dividend issued in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(dollars in thousands, except share data)

	Common stock		Preferred	Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained	Total share- holders'
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2009	3,094,481	$31	$15,432	$(14)	$34,097	$484	$9,811	$59,841
Net income	-	-	-	-	-	-	113	113
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	713	-	713
Reclassification adjustment included in net income, net of tax						(729)		(729)
Total comprehensive income	-	-	-	-	-	-	-	97
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(433)	(433)
Discount accretion	-	-	(240)	-	240	-	-	-
Proceeds from exercise of stock warrants and options	48,700	-	-	-	295	-	-	295
Amortization of deferred compensation on restricted stock	-	-	-	7	-	-	-	7
Compensation expense related to stock options	-	-	-	-	112	-	-	112
June 30, 2010	3,143,181	$31	$15,192	$(7)	$34,744	$468	$9,491	$59,919
December 31, 2010	3,457,877	$35	$14,960	$-	$37,625	$(707)	$7,303	$59,216
Net income	-	-	-	-	-	-	1,165	1,165
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	595	-	595
Total comprehensive income	-	-	-	-	-	-	-	1,760
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(432)	(432)
Discount accretion	-	-	(219)	-	219	-	-	-
Proceeds from exercise of stock options	13,236	-	-	-	77	-	-	77
Issuance of restricted stock	2,500	-	-	(20)	20	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	(1)	(1)
Amortization of deferred compensation on restricted stock grants	-	-	-	2	-	-	-	2
Compensation expense related to stock options	-	-	-	-	133	-	-	133
June 30, 2011	3,473,613	$35	$14,741	$(18)	$38,074	$(112)	$8,035	$60,755

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2010 have been adjusted to reflect the ten percent stock dividend issued in 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the six months ended June 30,
	2011	2010
Operating activities
Net income	$1,165	$113
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses	1,375	3,700
Depreciation and other amortization	434	442
Accretion and amortization of securities discounts and premium, net	462	337
Gain on sale of investment securities	-	(1,104)
Other than temporary impairment on investments	25	-
Gain on sale of property and equipment	-	(18)
Loss on sale and write-down of real estate owned	1,061	10
Compensation expense related to stock options and grants	135	119
Increase in cash surrender value of bank owned life insurance	(262)	(300)
Increase in deferred tax asset	(195)	(99)
Decrease in other assets, net	547	1,117
Increase (decrease) in other liabilities, net	(80)	19
Net cash provided by operating activities	4,667	4,336
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(6,693)	(11,492)
Purchase of property and equipment	(676)	(158)
Purchase of investment securities:
Available for sale	(26,737)	(77,694)
Payments and maturity of investment securities:
Available for sale	5,940	10,746
Held to maturity	-	1,081
Other investments	196	11
Proceeds from sale of investment securities	-	66,709
Proceeds from sale of property and equipment	-	18
Proceeds from sale of real estate owned	1,697	170
Net cash used for investing activities	(26,273)	(10,609)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	20,153	42,247
Decrease in note payable	-	(250)
Decrease in Federal Home Loan Bank advances and related debt	-	(20,000)
Cash dividend on preferred stock	(432)	(433)
Cash in lieu of fractional shares	(1)	-
Proceeds from the exercise of stock options and warrants	77	295
Net cash provided by financing activities	19,797	13,859
Net increase (decrease) in cash and cash equivalents	(1,809)	15,586
Cash and cash equivalents at beginning of the period	53,850	12,082
Cash and cash equivalents at end of the period	$52,041	$27,668
Supplemental information
Cash paid for
Interest	$6,160	$7,412
Income taxes	710	-
Schedule of non-cash transactions
Real estate acquired in settlement of loans	63	1,947
Unrealized gain on securities, net of income taxes	595	713

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 7, 2011. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

NOTE 2 - Investment Securities

The amortized costs and fair value of investment securities available for sale and held to maturity are as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$14,299	256	19	14,536
Governmental agencies	2,500	-	17	2,483
Mortgage-backed securities:
FHLMC	27,952	89	177	27,864
FNMA	37,088	258	266	37,080
GNMA	659	62	-	721
Private-label collateralized mortgage obligations	2,661	-	355	2,306
Total mortgage-backed securities	68,360	409	798	67,971
Total investment securities available for sale	$85,159	665	834	84,990

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$11,331	12	177	11,166
Mortgage-backed securities:
FHLMC	17,985	-	288	17,697
FNMA	31,780	112	463	31,429
GNMA	888	88	-	976
Private-label collateralized mortgage obligations	2,865	-	350	2,515
Total mortgage-backed securities	53,518	200	1,101	52,617
Total investment securities available for sale	$64,849	212	1,278	63,783

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2011	December 31, 2010
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	6,138	6,333
Certificates of deposit with other banks	849	849
Investment in Trust Preferred securities	403	403
Total other investments	$8,875	9,070

Contractual maturities and yields on our investments that are available for sale and are held to maturity at June 30, 2011 and December 31, 2010 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than one year at June 30, 2011 or December 31, 2010.

							June 30, 2011
	One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$209	3.01%	8,891	2.88%	5,436	3.65%	14,536	3.17%
Governmental agencies	-	-	2,483	2.37%	-	-	2,483	2.37%
Mortgage-backed securities	67	3.94%	5,487	2.25%	62,417	3.18%	67,971	3.17%
Total	$276	3.23%	16,861	2.60%	67,853	3.21%	84,990	3.09%

							December 31, 2010
	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-%	5,719	3.10%	5,447	3.66%	11,166	3.37%
Mortgage-backed securities	95	3.98%	-	-%	52,522	2.58%	52,617	2.59%
Total	$95	3.98%	5,719	3.10%	57,969	2.71%	63,783	2.74%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2011
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses

Available for sale
State and political subdivisions	5	$3,080	19	-	-	-	5	3,080	19
Governmental agencies	1	2,483	17	-	-	-	1	2,483	17
Mortgage-backed
FHLMC	6	15,983	177	-	-	-	6	15,983	177
FNMA	6	22,788	266	-	-	-	6	22,788	266
Collateral mortgage obligations	-	-	-	1	2,306	355	1	2,306	355
Total	18	$44,334	479	1	2,306	355	19	46,640	834

								December 31, 2010
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	16	$8,101	177	-	-	-	16	8,101	177
Mortgage-backed
FHLMC	5	17,697	288	-	-	-	5	17,697	288
FNMA	6	24,301	463	-	-	-	6	24,301	463
Collateral mortgage obligations	-	-	-	1	2,515	350	1	2,515	350
Total	27	$50,099	928	1	2,515	350	28	52,614	1,278

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

At June 30, 2011, the Company had 18 individual investments that were in an unrealized loss position for less than 12 months.  The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality.  The majority of these securities are government or agency securities currently rated AA or AAA by Moody's or Standard and Poor's, and therefore, pose minimal credit risk.  The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude whether such securities are other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

At June 30, 2011, we held one private label collateralized mortgage obligation ("CMO") which has been in an unrealized loss position for 12 months or longer, with a book value of $2.7 million. A majority of "structured" investments within all credit markets have been impacted by volatility and credit concerns and economic stresses since 2008. The result has been that the market for these investments has become significantly less liquid and the spread as compared to alternative investments has widened dramatically.

The Company evaluates this security quarterly based on the methodology outlined below and, based on this evaluation, currently believes that it will receive substantially all of the principal and interest in accordance with the original contractual terms of the security. In addition, management has reviewed the independent assumptions utilized in evaluating the security for OTTI and based on its review, the Company recorded a $25,000 other-than-temporary impairment on this security during the second quarter of 2011. However, no assurance can be given that market conditions and certain characteristics of the security will continue to support this determination.

CMO Evaluation Methodology

The primary cause of mortgage delinquency and foreclosure is the loss of household income due to unemployment. Therefore, the change in unemployment rates is a predictor of the likelihood of mortgage loan delinquencies and foreclosures. Prime mortgage borrowers, with secure or steady employment tend to stay current on their mortgages, even if home prices drop significantly, as in a period of severe home price depreciation. Subprime borrowers, on the other hand, who only marginally sustained their initial home purchase, are more likely to become delinquent when home prices drop precipitously. There is evidence to support the premise that increases in unemployment rates and home price depreciation have a positive correlation with foreclosure rates.

In the non agency mortgage-backed securities ("MBS") sector, FICO scores that measure the credit worthiness of the mortgage borrower are a good indicator of future mortgage delinquency and foreclosure rates. In addition, the level of documentation that was obtained at the time the loan was originated is a strong indicator of future loan performance. Loans that have limited or reduced documentation have proven to result in higher delinquency and foreclosures. An additional indicator of the likelihood of delinquencies and foreclosures is the occupancy type. Generally speaking, loans on owner occupied properties tend to be less likely to default than loans on vacation or investment properties.

The company evaluates its private label CMO for other-than-temporary impairment quarterly based on a Bloomberg Default model which uses relevant assumptions such as prepayment rate, default rate and loss severity in determining the expected recovery of the contractual cash flows.  Listed below is various historical data related to our private label CMO:

	June 30, 2011	March 31, 2011	December 31, 2010
Book value (in thousands)	$2,661	$2,803	$2,865
Other-than-temporary impairment	$25	$-	$-
Year of origination	2006	2006	2006
Original credit rating	Aaa	Aaa	Aaa
Current credit rating	Caa1	Caa1	Caa1
Deal Percentage of loans 60+ delinquent	28.3%	27.9%	26.3%
Group Percentage of loans 60+ delinquent	14.6%	13.7%	12.2%
12 month prepayment rate	17.8%	14.3%	17.6%
12 month default rate	4.7%	1.9%	1.9%
12 month severity rate	55.0%	72.4%	72.4%
Average prepayment rate	9.5%	6.5%	6.4%
Average default rate	1.5%	1.4%	1.5%
Average severity rate	41.0%	38.1%	38.1%
Weighted average:
Coupon	6.2%	6.2%	6.2%
Months remaining	297	301	302
Loan size	$299,000	$302,000	$301,000
Current loan to value	79.0%	79.0%	79.0%
FICO scores:
Original	736	736	736
Current	730	733	733
Current percentage of limited documents	44.0%	42.0%	41.0%
Current percentage - owner occupied	90.0%	90.0%	90.0%
Geographic concentration:
Highest percentage	GA 78.2%	GA 79.7%	GA 79.9%
Second highest percentage	FL 17.8%	FL 16.6%	FL 16.5%

Based on the independent calculations and assumptions, management currently anticipates receiving substantially all of the outstanding principal and the related interest for this CMO security. Management has reviewed the independent assumptions utilized, compared them to current actual results, and believes that they are reasonable. However, there is no precise method to predict if credit losses in the future periods will exceed our current predictions. If actual results significantly vary from the assumptions noted above, we may be required to recognize losses that are later deemed to not be only temporary in nature. The valuation change has been recorded as a change in the unrealized gain/loss recognized in other comprehensive income.

NOTE 3 - Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$145,637	25.2%	137,873	24.1%
Non-owner occupied RE	162,545	28.1%	163,971	28.6%
Construction	14,373	2.5%	11,344	2.0%
Business	107,276	18.6%	109,450	19.1%
Total commercial loans	429,831	74.4%	422,638	73.8%
Consumer
Real estate	50,752	8.8%	54,161	9.5%
Home equity	82,883	14.3%	79,528	13.9%
Construction	6,300	1.1%	8,569	1.5%
Other	8,756	1.5%	8,079	1.4%
Total consumer loans	148,691	25.7%	150,337	26.3%
Deferred origination fees, net	(542)	(0.1)%	(583)	(0.1)%
Total gross loans, net of deferred fees	577,980	100.0%	572,392	100.0%
Less—allowance for loan losses	(8,719)		(8,386)
Total loans, net	$569,261		564,006

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

			June 30, 2011
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$25,696	94,204	25,737	145,637
Non-owner occupied RE	55,522	100,502	6,521	162,545
Construction	7,603	3,127	3,643	14,373
Business	52,613	51,860	2,803	107,276
Total commercial loans	141,434	249,693	38,704	429,831
Consumer
Real estate	15,292	23,736	11,724	50,752
Home equity	11,502	26,817	44,564	82,883
Construction	5,085	77	1,138	6,300
Other	4,089	3,943	724	8,756
Total consumer loans	35,968	54,573	58,150	148,691
Deferred origination fees, net	(166)	(285)	(91)	(542)
Total gross loans, net of deferred fees	$177,236	303,981	96,763	577,980
Loans maturing after one year with:
Fixed interest rates				$210,150
Floating interest rates				190,594

			December 31, 2010
	One year or less	After one but within five years	After five years	Total
Commercial:
Owner occupied RE	$19,214	98,713	19,946	137,873
Non-owner occupied RE	55,593	100,252	8,126	163,971
Construction	6,661	4,010	673	11,344
Business	53,677	53,933	1,840	109,450
Total commercial loans	135,145	256,908	30,585	422,638
Consumer
Real estate	14,813	27,286	12,062	54,161
Home equity	9,406	31,398	38,724	79,528
Construction	7,139	649	781	8,569
Other	4,162	3,338	579	8,079
Total consumer	35,520	62,671	52,146	150,337
Deferred origination fees, net	(180)	(319)	(84)	(583)
Total gross loan, net of deferred fees	$170,485	319,260	82,647	572,392
Loans maturing after one year with:
Fixed interest rates				$200,230
Floating interest rates				201,677

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

Consumer

For consumer loans, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics. In addition, we further stratify the pools risk grade and then apply historical loss rates over a relevant period to the stratified loan pools. In addition, we establish an allowance for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status.

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				June 30, 2011
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$136,319	140,078	11,978	95,729	384,104
Special Mention	4,316	6,399	-	3,092	13,807
Substandard	5,002	16,068	2,395	8,455	31,920
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$145,637	162,545	14,373	107,276	429,831

				December 31, 2010
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$127,959	145,166	8,887	101,985	383,997
Special Mention	4,762	3,365	-	2,774	10,901
Substandard	5,152	15,314	2,457	4,691	27,614
Doubtful	-	126	-	-	126
Loss	-	-	-	-	-
	$137,873	163,971	11,344	109,450	422,638

The following tables provide past due information for outstanding commercial loans and include loans on non-accrual.

				June 30, 2011
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$143,693	160,576	13,063	102,585	419,917
30-59 days past due	1,143	93	-	488	1,724
60-89 days past due	-	160	-	1,591	1,751
Greater than 90 Days	801	1,716	1,310	2,612	6,439
	$145,637	162,545	14,373	107,276	429,831

				December 31, 2010
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$132,830	160,633	9,967	107,603	411,033
30-59 days past due	2,093	-	-	532	2,625
60-89 days past due	2,027	143	-	646	2,816
Greater than 90 Days	923	3,195	1,377	669	6,164
	$137,873	163,971	11,344	109,450	422,638

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				June 30, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$47,602	80,488	6,300	8,298	142,688
Special Mention	138	983	-	50	1,171
Substandard	3,012	1,412	-	408	4,832
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$50,752	82,883	6,300	8,756	148,691

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Pass	$51,468	77,064	8,569	7,526	144,627
Special Mention	477	1,237	-	395	2,109
Substandard	2,216	1,227	-	158	3,601
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$54,161	79,528	8,569	8,079	150,337

The following tables provide past due information for outstanding consumer loans and include loans on non-accrual.

				June 30, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$49,504	82,299	6,300	8,717	146,820
30-59 days past due	163	130	-	23	316
60-89 days past due	158	-	-	-	158
Greater than 90 Days	927	454	-	16	1,397
	$50,752	82,883	6,300	8,756	148,691

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Current	$53,283	79,002	8,569	8,059	148,913
30-59 days past due	457	234	-	7	698
60-89 days past due	338	101	-	13	452
Greater than 90 Days	83	191	-	-	274
	$54,161	79,528	8,569	8,079	150,337

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

(dollars in thousands)	June 30, 2011	December 31, 2010
Commercial
Owner occupied RE	$800	1,183
Non-owner occupied RE	1,423	3,311
Construction	1,310	1,377
Business	2,315	1,781
Consumer
Real estate	1,085	928
Home equity	487	251
Construction	-	-
Other	21	7
Non-accruing troubled debt restructurings	2,760	488
Total nonaccrual loans	10,201	9,326
Other real estate owned	2,934	5,629
Total nonperforming assets	$13,135	14,955
Nonperforming assets as a percentage of:
Total assets	1.73%	2.03%
Gross loans	2.27%	2.61%
Loans over 90 days past due (1)	$7,993	6,439
Accruing troubled debt restructurings	3,691	-

(1)Loans over 90 days are included in nonaccrual loans

Impaired Loans

The tables below summarize key information for impaired loans. Our impaired loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses.

			June 30, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial:
Owner occupied RE	$4,443	4,443	3,902	960
Non-owner occupied RE	2,380	1,983	1,129	459
Construction	4,052	1,310	862	48
Business	4,251	3,701	3,307	1,540
Total commercial	15,126	11,437	9,200	3,007
Consumer:
Real estate	1,947	1,947	1,418	213
Home equity	487	487	487	73
Construction	-	-	-	-
Other	21	21	21	3
Total consumer	2,455	2,455	1,926	289
Total	$17,581	13,892	11,126	3,296

			December 31, 2010
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial:
Owner occupied RE	$1,316	1,183	1,186	-
Non-owner occupied RE	3,754	3,455	1,207	772
Construction	4,052	1,377	-	-
Business	2,675	2,125	1,885	771
Total commercial	11,797	8,140	4,278	1,543
Consumer:
Real estate	929	929	929	344
Home equity	250	250	250
Construction	-	-	-	-
Other	7	7	-	-
Total consumer	1,186	1,186	1,179	344
Total	$12,983	9,326	5,457	1,887

The following tables disaggregate our allowance for loan losses and recorded investment in loans by impairment methodology.

					June 30, 2011
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,007	-	3,007	11,437	-	11,437
Collectively evaluated	4,791	921	5,712	418,394	148,691	567,085
Total	$7,798	921	8,719	429,831	148,691	578,522

					December 31, 2010
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,552	-	1,552	8,140	-	8,140
Collectively evaluated	5,154	1,447	6,601	414,498	150,337	564,835
Total	$6,706	1,447	8,153	422,638	150,337	572,975

Allowance for Loan Losses

The allowance for loan losses is management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.  Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics and individually for larger impaired loans. Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience and other economic conditions. As of June 30, 2011, we have modified our allowance methodology related to the commercial and consumer loan portfolios to use historical loss rates in determining the appropriate level of allowance needed. In addition, we have allocated the unallocated component of the allowance that existed at December 31, 2010 into the commercial and consumer portfolio segments.

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

The following table summarizes the activity related to our allowance for loan losses:

	Six months ended June 30,
(dollars in thousands)	2011	2010
Balance, beginning of period	$8,386	7,760
Provision for loan losses	1,375	3,700
Loan charge-offs:
Commercial:
Owner occupied RE	(72)	(2)
Non-owner occupied RE	(164)	(525)
Construction	(67)	-
Business	(529)	(2,181)
Total commercial	(832)	(2,708)
Consumer:
Real estate	(19)	(214)
Home equity	(75)	(261)
Construction	-	-
Other	(183)	(46)
Total consumer	(277)	(521)
Total loan charge-offs	(1,109)	(3,229)
Loan recoveries:
Commercial:
Owner occupied RE	1	1
Non-owner occupied RE	40	-
Business	25	119
Construction	-	-
Total commercial	66	120
Consumer:	-	-
Real estate	-	-
Home equity	1	1
Construction	-	-
Other	-	-
Total consumer	1	1
Total recoveries	67	121
Net loan charge-offs	(1,042)	(3,108)
Balance, end of period	$8,719	8,352
Net charge-offs to average loans (annualized)	0.36%	1.08%
Allowance for loan losses to gross loans	1.51%	1.44%
Allowance for loan losses to nonperforming loans	85.47%	67.62%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Six months ended June 30, 2011
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	1,858	(250)	(233)	1,375
Loan charge-offs	(832)	(277)	-	(1,109)
Loan recoveries	66	1		67
Net loan charge-offs	(766)	(276)	-	(1,042)
Balance, end of period	$7,798	921	-	8,719

			Year ended December 31, 2010
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,204	1,545	11	7,760
Provision	3,999	1,389	222	5,610
Loan charge-offs	(3,665)	(1,495)	-	(5,160)
Loan recoveries	168	8	-	176
Net loan charge-offs	(3,497)	(1,487)	-	(4,984)
Balance, end of period	$6,706	1,447	233	8,386

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			June 30, 2011
(dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale:
Government agencies	$-	2,483	-
State and political subdivisions	-	14,536	-
Mortgage-backed securities & CMO	-	67,971	-
Other investments	-	-	8,875
Total	$-	84,990	8,875

			December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale:
State and political subdivisions	$-	11,166	-
Mortgage-backed securities & CMO	-	50,102	2,515
Other investments	-	-	9,070
Total	$-	61,268	11,585

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2011 to June 30, 2011 for all Level 3 assets that are measured at fair value on a recurring basis.

(dollars in thousands)	Collateralized mortgage obligations	Other investments
Beginning balance	$2,515	9,070
Total realized and unrealized gains or losses:
Included in earnings	(25)	-
Included in other comprehensive income	(5)	(195)
Purchases, sales and principal reductions	(179)	-
Transfers in and/or out of Level 3	(2,306)	-
Ending Balance	$-	8,875

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 80.0% of loans as June 30, 2011. Loans which are deemed to be impaired are valued net of the allowance for loan losses and real estate acquired in settlement of loans are valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of June 30, 2011
(dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$-	9,910	-
Other real estate owned	-	2,934	-

			As of December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$-	6,588	-
Other real estate owned	-	3,887	1,742

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

The estimated fair values of the Company's financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$52,041	52,041	53,850	53,850
Investment securities available for sale	84,990	84,990	63,783	63,783
Other investments	8,875	8,875	9,070	9,070
Loans, net	569,261	582,515	564,006	575,803
Bank owned life insurance	14,790	14,790	14,528	14,528
Financial Liabilities:
Deposits	556,449	505,573	536,296	489,525
FHLB and other borrowings	122,700	140,979	122,700	140,493
Junior subordinated debentures	13,403	2,538	13,403	2,563

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

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2011 and 2010. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. At June 30, 2011 and 2010, 79,970 and 96,360 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended June 30,
	(dollars in thousands, except share data)	2011	2010
	Numerator:
	Net income	$628	$94
Less:	Preferred stock dividend	216	216
	Discount accretion (1)	106	116
	Net income (loss) available to common shareholders	$306	$(238)
	Denominator:
	Weighted-average common shares outstanding - basic	3,473,613	3,457,499
	Common stock equivalents	80,255	-
	Weighted-average common shares outstanding - diluted	3,553,868	3,457,499
	Earnings (loss) per common share:
	Basic	$0.09	$(0.07)
	Diluted	$0.08	$(0.07)

		Six months ended June 30,
	(dollars in thousands, except share data)	2011	2010
	Numerator:
	Net income	$1,165	$113
Less:	Preferred stock dividend	432	433
	Discount accretion (1)	219	240
	Net income (loss) available to common shareholders	$514	$(560)
	Denominator:
	Weighted-average common shares outstanding - basic	3,470,156	3,449,448
	Common stock equivalents	80,141	-
	Weighted-average common shares outstanding - diluted	3,550,297	3,449,448
	Earnings (loss) per common share:
	Basic	$0.15	$(0.16)
	Diluted	$0.14	$(0.16)

(1)Preferred stock discount required to be accreted over estimated life of warrant issued in conjunction with preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2011 as compared to the three and six month periods ended June 30, 2010 and assesses our financial condition as of June 30, 2011 as compared to December 31, 2010. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:

•changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;

•general economic conditions in the U.S., including the possibility of a prolonged period of limited economic growth; disruptions to the credit and financial markets; the impact of a failure to increase the debt ceiling; and contractions or limited growth in consumer spending or consumer credit;

•reduced earnings due to higher credit losses, including losses in the sectors of our loan portfolio secured by real estate, may be greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Since 2008, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

The first six months of 2011 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Board of Governors of the Federal Reserve System ("Federal Reserve") to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

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

Earnings Review

Our net income was $628,000 and $94,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $534,000. After our dividend payment to the U.S. Treasury as preferred shareholder, net income to common shareholders was $306,000, or diluted earnings per share ("EPS") of $0.08, for the second quarter of 2011 as compared to a net loss to common shareholders of $238,000, or diluted EPS of $(0.07) for the same period in 2010. The increase in net income resulted primarily from an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in noninterest income, and an increase in noninterest expense. Our efficiency ratio, excluding gains on sale of investments and real estate owned activity, was 66.8% for the second quarter of 2011 compared to 76.0% for the same period in 2010. The improvement in the efficiency ratio relates primarily to the increase in net interest income and noninterest income, excluding the gain on sale of securities, during the 2011 period.

Our net income for the first six months of 2011 was $1.2 million as compared to $113,000 for the first six months of 2010. Net income to common shareholders was $514,000, or diluted EPS of $0.14, for the six months ended June 30, 2011, while we incurred a net loss to common shareholders of $560,000, or diluted EPS of $(0.16), during the six months ended June 30, 2010.

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended June 20, 2011, our net interest income was $5.8 million, an 18.5% increase over net interest income of $4.9 million for the same period in 2010. In comparison, our average earning assets increased $9.7 million during the second quarter of 2011 compared to the second quarter of 2010, while our interest bearing liabilities decreased by $1.1 million during the same period. The increase in average earning assets is primarily related to an increase in federal funds sold while the decrease in average interest-bearing liabilities is a result of an $11.7 million decrease in notes payable and other borrowings, partially offset by a $10.6 million increase in interest bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2011 and 2010. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Earning assets
Federal funds sold	$66,128	$40	0.24%	$21,309	$11	0.21%
Investment securities, taxable	60,315	441	2.93%	99,788	803	3.23%
Investment securities, nontaxable (2)	12,018	156	5.22%	5,627	82	5.86%
Loans	578,929	8,309	5.76%	580,961	8,077	5.58%
Total interest-earning assets	717,390	8,946	5.00%	707,685	8,973	5.09%
Noninterest-earning assets	40,767			43,839
Total assets	$758,157			$751,524
Interest-bearing liabilities
NOW accounts	$139,513	377	1.08%	$89,176	274	1.23%
Savings & money market	109,609	226	0.83%	93,974	242	1.03%
Time deposits	252,521	1,242	1.97%	307,849	1,971	2.57%
Total interest-bearing deposits	501,643	1,845	1.48%	490,999	2,487	2.03%

Note payable and other borrowings	122,700	1,153	3.77%	134,423	1,471	4.39%
Junior subordinated debentures	13,403	87	2.60%	13,403	87	2.60%
Total interest-bearing liabilities	637,746	3,085	1.94%	638,825	4,045	2.54%

Noninterest-bearing liabilities	59,373			51,876
Shareholders' equity	61,038			60,823
Total liabilities and shareholders' equity	$758,157			$751,524
Net interest spread			3.06%			2.55%
Net interest income (tax equivalent) / margin		$5,861	3.28%		$4,928	2.79%
Less: tax-equivalent adjustment (2)		59			31
Net interest income		$5,802			$4,897

(1)Annualized for the three month period.

(2)The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.28% for the three months ended June 30, 2011 compared to 3.18% for the first quarter of 2011 and 2.79% for the second quarter of 2010. The 49 basis point increase in net interest margin during the second quarter of 2011 was driven primarily by a 60 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2010.

Despite the $9.7 million increase in interest-earning assets during the second quarter of 2011, our interest income decreased by $27,000 or nine basis points. The decline in yield on our interest earning assets was driven primarily by the increased levels of federal funds sold which yielded interest at only 24 basis points, combined with lower balances in our taxable and nontaxable investment securities. In addition, the yield on our investment securities decreased during the three months ended June 30, 2011 compared to the same period in 2010 as a result of the investment transactions we initiated during 2010 when we determined to utilize the gains in our investment portfolio. The securities we purchased yielded lower rates than the investment securities we sold. During the second quarter of 2011, our loan balances declined by $2.0 million as compared to the same period in 2010 and our loan yield increased by 18 basis points. The increase in loan yield was primarily driven by one loan relationship that was returned to accrual status and resulted in approximately $170,000 of additional interest income during the second quarter of 2011.

Our interest expense also decreased during the second quarter of 2011 as compared to the second quarter of 2010 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $1.1 million during the second quarter of 2011, compared to the same period in 2010, the rate on these liabilities decreased by 60 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets. However, as of June 30, 2011, substantially all of our FHLB advances were at fixed interest rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable interest rates.

Our net interest spread was 3.06% for the three months ended June 30, 2011 compared to 2.55% for the same period in 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 60 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 9 basis point decline in yield on our earning assets, resulted in a 51 basis point increase in our net interest spread for the 2011 period.

	For the Six Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Earning assets
Federal funds sold	$57,619	$67	0.23%	$19,782	$21	0.21%
Investment securities, taxable	60,109	801	2.69%	93,362	1,640	3.54%
Investment securities, nontaxable (2)	11,659	308	5.33%	5,468	163	6.01%
Loans	577,770	16,433	5.74%	580,269	16,037	5.57%
Total interest-earning assets	707,157	17,609	5.02%	698,881	17,861	5.15%
Noninterest-earning assets	41,475			43,426
Total assets	$748,632			$742,307
Interest-bearing liabilities
NOW accounts	$138,495	816	1.19%	$72,528	389	1.08%
Savings & money market	104,688	430	0.83%	93,930	491	1.05%
Time deposits	251,859	2,576	2.06%	314,073	4,005	2.57%
Total interest-bearing deposits	495,042	3,822	1.56%	480,531	4,885	2.05%

Note payable and other borrowings	122,700	2,294	3.77%	140,789	3,065	4.39%
Junior subordinated debentures	13,403	173	2.60%	13,403	171	2.57%
Total interest-bearing liabilities	631,145	6,289	2.01%	634,723	8,121	2.58%

Noninterest-bearing liabilities	57,004			46,881
Shareholders' equity	60,483			60,703
Total liabilities and shareholders' equity	$748,632			$742,307
Net interest spread			3.01%			2.57%
Net interest income (tax equivalent) / margin		$11,320	3.23%		$9,740	2.81%
Less: tax-equivalent adjustment (2)		117			62
Net interest income		$11,203			$9,678

(1)Annualized for the six month period.

(2)The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our tax-equivalent net interest margin increased to 3.23% for the six months ended June 30, 2011 from 2.81% for the six months ended June 30, 2010 and 2.91% for the year ended December 31, 2010. The 42 basis point increase in net interest margin for the 2011 period was driven primarily by the 57 basis point decrease in the cost of our interest-bearing liabilities.

Our interest income declined by $252,000 despite higher levels of interest-earning assets during the first six months of 2011 due primarily to higher federal funds sold balances which yield interest at only 23 basis points compared to our higher earning investment and loan balances. Offsetting the decline in interest income was a $1.8 million decrease in interest expense, which resulted in an increase of $1.5 million in net interest income during the first six months of 2011. While our average interest-bearing deposits balance increased $14.5 million during the six months ended June 30, 2011, the cost of the deposits decreased by 49 basis points, reducing overall interest expense by $1.1 million for the six month period compared to the prior year. In addition, an $18.1 million reduction in the average balances and 62 basis point decline" in the cost of our note payable and other borrowings resulted in an additional $771,000 decrease in interest expense.

Our net interest spread for the six months ended June 30, 2011 and 2010 was 3.01% and 2.57%, respectively. The net interest spread measures the difference in the yield on our interest-earning assets and cost of our interest-bearing deposits. The 44 basis point increase in spread during the 2011 period resulted from our interest-bearing deposits and other liabilities repricing downward faster than our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2011 vs. 2010				June 30, 2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$(29)	262	(1)	232	195	(28)	(1)	166
Investment securities	(267)	(71)	22	(316)	21	(328)	(6)	(313)
Federal funds sold	24	2	3	29	3	3	2	8
Total interest income	(272)	193	24	(55)	219	(353)	(5)	(139)
Interest expense
Deposits	89	(705)	(26)	(642)	269	(205)	(23)	41
Note payable and other	(128)	(208)	18	(318)	(246)	137	(20)	(129)
Junior subordinated debt	-	-	-	-	-	(29)	-	(29)
Total interest expense	(39)	(913)	(8)	(960)	23	(97)	(43)	(117)
Net interest income	$(233)	1,106	32	905	196	(256)	38	(22)

Net interest income, the largest component of our income, was $5.8 million for the three month period ended June 30, 2011 and $4.9 million for the three months ended June 30, 2010. Average interest-earning assets increased by $9.7 million during the second quarter of 2011 compared to the same period in 2010 while average interest-bearing liabilities decreased $1.1 million. While our average interest-earning assets increased by $10.8 million more than our interest-bearing liabilities during the 2011 period, the primary driver of the increase in net interest income was the decrease in rates on our interest-bearing liabilities which effectively reduced interest expense by $913,000 for the three months ended June 30, 2011.

	Six Months Ended
	June 30, 2011 vs. 2010				June 30, 2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$(65)	463	(2)	396	387	(58)	(1)	328
Investment securities	(478)	(373)	102	(749)	9	(526)	(2)	(519)
Federal funds sold	40	2	4	46	9	2	2	13
Total interest income	(503)	92	104	(307)	405	(582)	(1)	(178)
Interest expense
Deposits	234	(1,237)	(60)	(1,063)	477	(760)	(67)	(350)
Note payable and other	(99)	(771)	99	(771)	(388)	380	(49)	(57)
Junior subordinated debt	-	2	-	2	-	(69)	-	(69)
Total interest expense	135	(2,006)	39	(1,832)	89	(449)	(116)	(476)
Net interest income	$(638)	2,098	65	1,525	316	(133)	115	298

Net interest income was $11.2 million and $9.7 million, respectively, for the six months ended June 30, 2011 and 2010. Average interest-earning assets increased by $8.3 million during the first six months of 2011 compared to the same period in 2010 while average interest-bearing liabilities decreased $3.6 million. While our average interest-earning assets increased by more than our interest-bearing liabilities, the 57 basis point reduction in the cost of our liabilities resulted in decreased interest expense of $2.0 million during the first six months of 2011 and was the primary driver of the increase in net interest income.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Balance Sheet Review - Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

For the three months ended June 30, 2011 and 2010, we incurred a noncash expense related to the provision for loan losses of $650,000 and $2.3 million, respectively, resulting in an allowance for loan losses of $8.7 million and $8.4 million, respectively, for the 2011 and 2010 periods. The $8.7 million allowance represented 1.51% of gross loans at June 30, 2011 while the $8.4 million allowance was 1.44% of gross loans at June 30, 2010. During the three months ended June 30, 2011, we charged-off $385,000 of loans and recorded $66,000 of recoveries on loans previously charged-off, for net charge-offs of $319,000, or 0.22% of average loans. Comparatively, we charged-off $2.0 million of loans and recorded $121,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.9 million, or 1.30% of average loans for the second quarter of 2010.

Our provision for loan losses for the first six months of 2011 was $1.4 million compared to $3.7 million for the first six months of 2010. During the first half of 2011, we charged-off $1.1 million of loans and recorded recoveries on loans previously charged-off of $67,000, resulting in net charge-offs of $1.0 million. During the six months ended June 30, 2010 we charged-off $3.2 million of loans and recorded $121,000 of recoveries on loans previously charged-off, resulting in net charge0offs of $3.1 million. The $1.0 million and $3.1 million net charge-offs during the six months ended June 30, 2011 and 2010, respectively, represented 0.36% and 1.08% of average loans for the respective 2011 and 2010 periods. During the first six months of 2011, our loan balances remained relatively stable, the amount of total loans past due declined, and our amount of nonperforming assets declined. These positive factors allowed us to reduce the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Loan fee income	$181	106	324	226
Service fees on deposit accounts	157	142	296	288
Income from bank owned life insurance	130	147	262	299
Gain on sale of securities	-	1,088	-	1,104
Other-than-temporary impairment on securities	(25)	-	(25)	-
Gain on sale of property and equipment	-	-	-	18
Other income	175	121	317	223
Total noninterest income	$618	1,604	1,174	2,158

Noninterest income decreased 61.5% in the second quarter of 2011 as compared to the same period in 2010. The decrease in total noninterest income during the 2011 period resulted primarily from the following:

•No gain on sale of securities was recognized during the second quarter of 2011, compared to a pre-tax gain on sale of securities of $1.1 million in the second quarter of 2010.

•Income from bank owned life insurance decreased by $17,000 as a result of reduced rates of return on the insurance policies due to the current market environment.

•We recorded an other-than-temporary impairment of $25,000 on our one private label CMO during the second quarter of 2011, compared to no impairment during the same period of 2010.

Offsetting these decreases in noninterest income were increases related to the following:

•Loan fee income increased 70.8%, or $75,000, resulting primarily from increased mortgage origination fee income.

•Service fees on deposit accounts increased $15,000, or 10.6%, primarily related to increased income from service charges on our checking, money market, and savings accounts, and additional NSF fee income.

•Other income increased by 44.6%, or $54,000, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building.

Noninterest income decreased by 45.6%, or $984,000, during the six months ended June 30, 2011 as compared to the same period in 2010. The decrease relates primarily to the $1.1 million gain on sale of securities recognized during the 2010 period. Excluding the securities gains in the prior year, noninterest income increased 11.4% during the first six months of 2011 as compared to the first half of 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions - one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions is October 1, 2011. The results of these final rules may significantly impact our interchange income from debit card transactions in the future. We believe this legislation also will ultimately impose significant new costs associated with compliance with new regulations as well as costs that will be passed in connection with increased regulatory oversight. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Compensation and benefits	$2,225	2,142	4,291	4,274
Occupancy	551	555	1,090	1,111
Real estate owned activity	548	19	1,041	3
Data processing and related costs	460	402	895	787
Insurance	427	405	830	680
Marketing	195	185	364	330
Professional fees	162	165	304	396
Other	287	257	507	541
Total noninterest expense	$4,855	4,130	9,322	8,122

Noninterest expense increased $725,000, or 17.6%, during the second quarter of 2011 as compared to the same period in 2010. The increase in total noninterest expense resulted primarily from the following:

•Compensation and benefits expense increased 3.9%, or $83,000, relating primarily to annual salary increases and two additional employees.

•Real estate owned activity increased $529,000, due primarily to the write-downs and sales costs associated with disposal of four real estate properties.

•Data processing and related costs increased 14.4%, or $58,000, primarily related to the increased number of clients and accounts we service.

•Insurance expenses increased $22,000, or 5.4% relating to increased FDIC and OCC assessments as a result of our formal agreement with the OCC.

•Other noninterest expenses increased 11.7%, or $30,000, primarily related to increased travel, education, office supplies and deposit account losses.

Noninterest expense for the six months ended June 30, 2011 increased 14.8%, or $1.2 million, as compared to the six months ended June 30, 2010. The increase relates primarily to the $1.0 million expense incurred on the disposition of certain other real estate owned properties. Excluding the OREO expense, total noninterest expense increased 2.0% during the first half of 2011 as compared to the same period in 2010. The increase in noninterest expenses year over year relates primarily to increased data processing and related costs as well as insurance expenses.

We incurred income tax expense of $287,000 for the three months ended June 30, 2011 as compared to an income tax benefit of $23,000 during the same period in 2010. Income tax expense for the six months ended June 30, 2011 was $515,000 as compared to a benefit of $99,000 for the same period of 2010. The lower income tax expense for the 2010 period resulted from the lower pre-tax income offset by the effect of our tax exempt income.

Balance Sheet Review

At June 30, 2011, we had total assets of $758.1 million, consisting principally of $569.3 million in net loans, $93.9 million in investments, $52.0 million in cash and cash equivalents, $14.8 million in bank owned life insurance, and $16.1 million in property and equipment. Our liabilities at June 30, 2011 totaled $697.3 million, which consisted principally of $556.4 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At June 30, 2011, our shareholders' equity was $60.8 million.

At December 31, 2010, we had total assets of $736.5 million, consisting principally of $564.0 million in net loans, $72.9 million in investments, $53.9 million in cash and cash equivalents, $14.5 million in bank owned life insurance, and $15.9 million in property and equipment. Our liabilities at December 31, 2010 totaled $677.3 million, consisting principally of $536.3 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At December 31, 2010, our shareholders' equity was $59.2 million.

Federal Funds Sold

At June 30, 2011, our federal funds sold were $32.3 million, or 4.3% of total assets. At December 31, 2010, our $35.6 million in short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets.

Investment Securities

At June 30, 2011, the $93.9 million in our investment securities portfolio represented approximately 12.4% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $85.0 million and an amortized cost of $85.2 million for an unrealized loss of $169,000. During the second quarter of 2011, we began to re-distribute our excess liquidity from lower yielding federal funds sold into higher earning investment securities. We purchased $26.7 million in government-backed agencies and mortgage-backed securities as well as a variety of state and municipal obligations. We will continue to look for opportunities to invest excess federal funds sold into investment securities over the second half of 2011.

At December 31, 2010, the $72.9 million in our investment securities portfolio represented approximately 9.9% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $63.8 million and an amortized cost of $64.9 million for an unrealized loss of $1.1 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Our loan portfolio balance has remained relatively stable over the past twelve months with average balances of $577.8 million and $580.3 million for the six months ended June 30, 2011 and 2010, respectively. During the first six months of 2011, we repurchased approximately $9.0 million of loans that we had participated with other banks. The repurchased loans, combined with routine paydowns resulted in a $7.8 million increase in our owner occupied real estate loans.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2011, our loan portfolio included $462.5 million, or 80.0%, of real estate loans. As of December 31, 2010, real estate loans made up 79.6% of our loan portfolio and totaled $455.4 million. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

Following is a summary of our loan composition:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$145,637	25.2%	137,873	24.1%
Non-owner occupied RE	162,545	28.1%	163,971	28.6%
Construction	14,373	2.5%	11,344	2.0%
Business	107,276	18.6%	109,450	19.1%
Total commercial loans	429,831	74.4%	422,638	73.8%
Consumer
Real estate	50,752	8.8%	54,161	9.5%
Home equity	82,883	14.3%	79,528	13.9%
Construction	6,300	1.1%	8,569	1.5%
Other	8,756	1.5%	8,079	1.4%
Total consumer loans	148,691	25.7%	150,337	26.3%
Deferred origination fees, net	(542)	(0.1)%	(583)	(0.1)%
Total gross loans, net of deferred fees	577,980	100.0%	572,392	100.0%
Less—allowance for loan losses	(8,719)		(8,386)
Total loans, net	$569,261		564,006

Nonperforming assets

Following is a summary of our nonperforming assets.

(dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	8,275	8,140
Consumer	1,926	1,186
Total nonaccrual loans	10,201	9,326
Other real estate owned	2,934	5,629
Total nonperforming assets	$13,135	$14,955

At June 30, 2011 nonperforming assets were $13.1 million, or 1.73% of total assets and 2.27% of gross loans. Comparatively, nonperforming assets were $15.0 million, or 2.03% of total assets and 2.61% of gross loans at December 31, 2010. Nonaccrual loans increased $875,000 to $10.2 million at June 30, 2011 from $9.3 million at December 31, 2010. The increase in nonaccrual loans is primarily related to 17 loan relationships which were put on nonaccrual status during the six months ended June 30, 2011. In addition, eight loans were returned to accrual status or paid off during the first six months of 2011. The amount of foregone interest income on the nonaccrual loans in the first six months of 2011 was approximately $248,000. The amount of interest income recorded in the first six months of 2011 for loans that were on nonaccrual at June 30, 2011 was approximately $17,000.

Nonperforming assets include real estate acquired in settlement of loans which decreased by $2.7 million from December 31, 2010. During the first six months of 2011 we sold four properties totaling $2.0 million and added one new property for $63,000. In addition, we incurred write-downs totaling $751,000 on four of our properties. The balance at June 30, 2011 includes eight commercial properties totaling $2.9 million all of which are located in Upstate South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2011. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, either in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our allowance for losses policy. Management regularly evaluates the allowance for loan losses and periodically reviews the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Periodically, we adjust the amount of the allowance based on changing circumstances.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended June 30,		Year ended
(dollars in thousands)	2011	2010	December 31, 2010
Balance, beginning of period	$8,386	7,760	7,760
Provision	1,375	3,700	5,610
Loan charge-offs	(1,109)	(3,229)	(5,160)
Loan recoveries	67	121	176
Net loan charge-offs	(1,042)	(3,108)	(4,984)
Balance, end of period	$8,719	8,352	8,386

The allowance for loan losses was $8.7 million and $8.4 million at June 30, 2011 and 2010, respectively, or 1.51% and 1.44% of outstanding loans, respectively. At December 31, 2010, our allowance for loan losses was $8.4 million, or 1.47% of outstanding loans, and we had net loans charged-off of $5.0 million for the year ended December 31, 2010. During the six months ended June 30, 2011 and 2010, we had net charge-offs of $1.0 and $3.1 million, respectively.

We increased the allowance for loan losses during the first six months of 2011 based on the loans evaluated for specific reserves in our commercial portfolio. As of June 30, 2011, $11.4 million of loans were evaluated for specific reserves compared to $8.1 million at December 31, 2010. Based on these evaluations, the allowance for loan losses includes specific reserves of $3.0 million and $1.6 million, at June 30, 2011 and December 31, 2010, respectively.

In addition, at June 30, 2011 and 2010, the allowance for loan losses represented 85.47% and 67.62% of the total amount of non-performing loans. A significant portion, or 63.5%, of nonperforming loans at June 30, 2011 is secured by real estate. Our nonperforming loans have been written down to approximately 76% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision for loan losses of $1.4 million for the six months ended June 30, 2011 to be adequate.

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

In addition, at June 30, 2011, approximately 80% of our loans are collateralized by real estate and approximately 90% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2011, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

The Company's loan approval process includes review of modifications on all criticized loans greater than $100,000.  A loan is considered to be a TDR when the debtor was experiencing financial difficulties and the Company provided concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  We determined that we had 15 loans totaling $6.5 million at June 30, 2011 and two loans totaling $488,000 at December 31, 2010, which we considered as TDRs. The related allowance for these loans was $1.6 million and $282,000 at June 30, 2011 and December 31, 2010, respectively. Included in the nonaccrual loan amounts in the table above is $2.8 million and $488,000 for the respective 2011 and 2010 periods.

For commercial loans, we generally fully charge off or charge collateralized loans down to net realizable value when management determines the loan to be uncollectible; repayment is deemed to be protracted beyond reasonable time frames; the loan has been classified as a loss by either our internal loan review process or our banking regulatory agencies; the customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or the loan is 120 days past due unless both well-secured and in the process of collection. For consumer loans, we generally charge down to net realizable value when the loan is 180 days past due.

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

The amount of out-of-market deposits was $51.3 million at June 30, 2011 and $86.4 million at December 31, 2010. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $35.1 million during the first six months of 2011, our retail deposits have increased $55.2 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 104% and 107% at June 30, 2011 and December 31, 2010, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	Six months ended June 30,
	2011		2010
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$52,615	-%	42,033	-%
Interest bearing demand deposits	138,495	1.19%	72,528	1.08%
Money market accounts	101,231	0.85%	91,340	1.08%
Savings accounts	3,457	0.22%	2,590	0.13%
Time deposits less than $100,000	74,930	1.64%	81,587	2.29%
Time deposits greater than $100,000	176,929	2.24%	232,486	2.67%
Total deposits	$547,657	1.41%	522,564	1.89%

The $87.3 million increase in average transaction accounts and the $55.6 million decrease in time deposits of $100,000 or more for the six months ended June 30, 2011 compared to the 2010 period is a result of our intense focus to replace our out-of-market deposits with local deposits.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $394.2 million and $356.6 million at June 30, 2011 and December 31, 2010, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2011 was as follows:

(dollars in thousands)	June 30, 2011
Three months or less	$16,387
Over three through six months	24,463
Over six through twelve months	87,959
Over twelve months	33,462
Total	$162,271

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Capital Resources

Total shareholders' equity at June 30, 2011 was $60.8 million. At December 31, 2010, total shareholders' equity was $59.2 million. The $1.5 million increase from December 31, 2010 is primarily related to net income of $1.2 million during the six month period ended June 30, 2011.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of June 30, 2011, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to an additional capital directive, consent order, or such other administrative action or sanction as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

					June 30, 2011
	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,076	13.36%	71,914	12.0%	47,943	8.0%	59,929	10.0%
Tier 1 Capital (to risk weighted assets)	72,570	12.11%	59,929	10.0%	23,971	4.0%	36,567	6.0%
Tier 1 Capital (to average assets)	72,570	9.59%	68,139	9.0%	30,284	4.0%	37,855	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2011
	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$81,373	13.58%	47,943	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	73,867	12.33%	23,971	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	73,867	9.76%	30,284	4.0%	N/A	N/A

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the six months ended June 30, 2011 and the year ended December 31, 2010. Since our inception, we have not paid cash dividends.

	June 30, 2011	December 31, 2010
Return on average assets	0.31%	0.12%
Return on average equity	3.89%	1.47%
Return on average common equity	2.27%	(0.98)%
Average equity to average assets ratio	8.08%	8.16%
Tangible common equity to assets ratio	6.07%	6.01%

Our return on average assets was 0.31% for the six months ended June 30, 2011 compared to 0.12% for the year ended December 31, 2010. In addition, our return on average equity increased to 3.89% for the six months ended June 30, 2011 from 1.47% for the year ended December 31, 2010. Our equity to assets ratio at June 30, 2011 was 8.08% compared to 8.16% at December 31, 2010. In addition, our return on average common equity was 2.27% and our tangible common equity to total assets ratio was 6.07% for the six months ended June 30, 2011.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2011, unfunded commitments to extend credit were $89.6 million, of which $8.8 million was at fixed rates and $80.8 million was at variable rates. At December 31, 2010, unfunded commitments to extend credit were $86.4 million, of which approximately $9.5 million was at fixed rates and $76.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2011 there was a $2.7 million commitment under letters of credit. At December 31, 2010 there was a $2.8 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following tables set forth information regarding our rate sensitivity for each of the time intervals indicated.

				June 30, 2011
(dollars in thousands)	Within three months	After three but within twelve months	After one but within five Years	After five years	Total
Interest-earning assets:
Federal funds sold	$46,864	-	-	-	46,864
Investment securities	3,667	9,938	40,080	31,305	84,990
Loans	288,079	58,517	179,150	41,715	567,461
Total earning assets	338,610	68,455	219,230	73,020	699,315
Interest-bearing liabilities:
Money market and NOW	255,319	-	-	-	255,319
Regular savings	3,981	-	-	-	3,981
Time deposits	25,760	169,437	44,216	-	239,413
Note payable and other borrowings	70,200	-	37,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$368,663	169,437	81,716	15,000	634,816
Period gap	$(30,053)	(100,982)	137,514	58,020
Cumulative gap	(30,053)	(131,035)	6,479	64,499
Ratio of cumulative gap to total earning assets	(4.3%)	(18.7%)	0.9%	9.2%

				December 31, 2010
	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$49,731	-	-	-	49,731
Investment securities	2,709	7,321	25,585	28,168	63,783
Loans	298,597	45,227	180,043	39,693	563,560
Total earning assets	351,037	$52,548	$205,628	$67,861	$677,074
Interest-bearing liabilities:
Money market and NOW	237,481	-	-	-	237,481
Regular savings	3,229	-	-	-	3,229
Time deposits	56,746	103,238	88,786	-	248,770
FHLB advances and related debt	70,200	-	37,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$381,059	103,238	126,286	15,000	625,583
Period gap	$(30,022)	(50,690)	79,342	52,862
Cumulative Gap	(30,022)	(80,712)	(1,370)	51,491
Ratio of cumulative gap to total earning assets	(4.4%)	(11.9%)	(0.2%)	7.6%

As measured over the one-year time intervals, we were liability sensitive at both June 30, 2011 and December 31, 2010.  Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 48% and 50% of our loans were variable rate loans at June 30, 2011 and December 31, 2010, respectively. The ratio of cumulative gap to total earning assets after 12 months is (18.7%) because $131.0 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At June 30, 2011, 87.7% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $387.6 million of interest-bearing liabilities set to reprice within three months, 66.9% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At June 30, 2011, we had $131.0 million more liabilities than assets that reprice within the next twelve months. Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of June 30, 2011. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At June 30, 2011 and December 31, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $52.0 million and $53.9 million, or 6.9% and 7.3% of total assets, respectively. Our investment securities at June 30, 2011 and December 31, 2010 amounted to $93.9 million and $72.9 million, or 12.4% and 9.9% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines of credit at June 30, 2011.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2011 was $7.2 million, based on the bank's $6.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 3.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

The Formal Agreement requires the establishment of certain plans and programs within various time periods.   After having completed the following through June 30, 2011, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

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

•Policies and procedures were revised or established and approved relating to the following issues:

(1) Loan policies and procedures.
(2) Criticized asset policy, procedures and specific program.
(3) Policies related to managing OREO.
(4) Procedures for maintaining an adequate allowance for loan losses.
(5) Appraisal policy to ensure appraisals conform to appraisal standards and regulations.

•Current and satisfactory credit information was obtained on all loans lacking such information to ensure proper collateral documentation is in place.

•We received and evaluated current independent appraisals or updated appraisals on loans secured by certain properties.

•The Bank's liquidity position was enhanced. We reduced our level of brokered deposits to comply with the OCC agreed upon levels.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of June 30, 2011, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of June 30, 2011.

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

•Eliminate the Office of Thrift Supervision ("OTS") on July 21, 2011. On that date, the Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, became the primary federal regulator for federal thrifts.  In addition, on that date, the Federal Reserve began supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS.

•On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the program criteria, we did not participate in the SBLF.

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

•In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective as of June 30, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 6. EXHIBITS.

31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

101      The following materials from Southern First Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL; (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or propsectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 5, 2011	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	Interactive Data File.