Form 10-Q
period 2011-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2011-11-04
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 000-27719

Southern First Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Verdae Boulevard, Suite 100
Greenville, S.C.	29606
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,473,613 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 1, 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2011 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,568	$4,119
Interest-bearing deposits with banks	14,217	14,176
Federal funds sold and securities purchased under agreements to resell	18,265	35,555
Total cash and cash equivalents	40,050	53,850
Investment securities:
Investment securities available for sale	81,012	63,783
Other investments, at cost	8,028	9,070
Total investment securities	89,040	72,853
Loans	591,055	572,392
Less allowance for loan losses	(8,751)	(8,386)
Loans, net	582,304	564,006
Bank owned life insurance	17,916	14,528
Property and equipment, net	16,516	15,884
Deferred income taxes	3,009	2,994
Other assets	9,271	12,375
Total assets	$758,106	$736,490
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$554,676	$536,296
Federal Home Loan Bank advances and repurchase agreements	122,700	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	5,459	4,875
Total liabilities	696,238	677,274
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding (1)	16,524	16,317
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,473,613 and 3,457,877 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	35	35
Nonvested restricted stock	(17)	-
Additional paid-in capital (1)	37,025	36,729
Accumulated other comprehensive income (loss)	667	(707)
Retained earnings (1)	7,634	6,842
Total shareholders' equity	61,868	59,216
Total liabilities and shareholders' equity	$758,106	$736,490

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2010 have been adjusted to reflect the ten percent stock dividend issued in 2011.

(1)	See Note 1 to financial statements for information related to a correction of an error.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(dollars in thousands, except share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest income
Loans	$8,231	8,318	24,664	24,355
Investment securities	600	661	1,591	2,402
Federal funds sold	20	13	88	34
Total interest income	8,851	8,992	26,343	26,791
Interest expense
Deposits	1,651	2,357	5,473	7,243
Borrowings	1,226	1,404	3,693	4,639
Total interest expense	2,877	3,761	9,166	11,882
Net interest income	5,974	5,231	17,177	14,909
Provision for loan losses	1,670	1,275	3,045	4,975
Net interest income after provision for loan losses	4,304	3,956	14,132	9,934
Noninterest income
Loan fee income	232	190	556	416
Service fees on deposit accounts	168	155	464	444
Income from bank owned life insurance	126	134	388	434
Gain on sale of investment securities	15	-	15	1,104
Other than temporary impairment on investment securities	-	(450)	(25)	(450)
Gain on sale of property and equipment	-	-	-	18
Other income	182	118	499	340
Total noninterest income	723	147	1,897	2,306
Noninterest expenses
Compensation and benefits	2,414	1,700	6,705	5,974
Occupancy	580	535	1,670	1,646
Real estate owned activity	16	60	1,057	63
Data processing and related costs	487	421	1,382	1,208
Insurance	268	436	1,098	1,116
Marketing	165	151	529	547
Professional fees	169	134	472	464
Other	253	219	761	760
Total noninterest expenses	4,352	3,656	13,674	11,778
Income before income tax expense	675	447	2,355	462
Income tax expense	192	110	706	12
Net income	483	337	1,649	450
Preferred stock dividend	216	216	649	649
Discount accretion (1)	70	66	207	193
Net income (loss) available to common shareholders (1)	$197	55	793	(392)
Earnings (loss) per common share (1)
Basic	$0.06	0.02	0.23	(0.11)
Diluted	$0.05	0.02	0.22	(0.11)
Weighted average common shares outstanding
Basic	3,473,613	3,457,499	3,471,308	3,452,131
Diluted	3,577,176	3,458,498	3,559,257	3,452,131

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2010 period have been adjusted to reflect the ten percent stock dividend issued in 2011.

(1)	See Note 1 to financial statements for information related to a correction of an error.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(dollars in thousands, except share data)

	Common stock		Preferred	Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained	Total share- holders'
	Shares	Amount	stock	stock	capital	income(loss)	Earnings	equity

December 31, 2009 (1)	3,094,481	$31	$16,056	$(14)	$33,674	$484	$9,610	$59,841
Net income	-	-	-	-	-	-	450	450
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	716	-	716
Reclassification adjustment included in net income, net of tax	-	-	-	-	-	(729)		(729)
Total comprehensive income	-	-	-	-	-	-	-	437
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(649)	(649)
Discount accretion (1)	-	-	193	-	-	-	(193)	-
Proceeds from exercise of stock warrants and options	48,700	-	-	-	295	-	-	295
Amortization of deferred compensation on restricted stock	-	-	-	10	-	-	-	10
Compensation expense related to stock options	-	-	-	-	172	-	-	172
September 30, 2010 (1)	3,143,181	$31	$16,249	$(4)	$34,141	$471	$9,218	$60,106
December 31, 2010 (1)	3,457,877	$35	$16,317	$-	$36,729	$(707)	$6,842	$59,216
Net income	-	-	-	-	-	-	1,649	1,649
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	-	-	-	-	-	1,384	-	1,384
Reclassification adjustment included in net income, net of tax	-	-	-	-	-	(10)		(10)
Total comprehensive income	-	-	-	-	-	-	-	3,023
Preferred stock transactions:
Cash dividends on Series T preferred at annual dividend rate of 5%	-	-	-	-	-	-	(649)	(649)
Discount accretion	-	-	207	-	-	-	(207)	-
Proceeds from exercise of stock options	13,236	-	-	-	77	-	-	77
Issuance of restricted stock	2,500	-	-	(20)	20	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	(1)	(1)
Amortization of deferred compensation on restricted stock grants	-	-	-	3	-	-	-	3
Compensation expense related to stock options	-	-	-	-	199	-	-	199
September 30, 2011	3,473,613	$35	$16,524	$(17)	$37,025	$667	$7,634	$61,868

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2010 have been adjusted to reflect the ten percent stock dividend issued in 2011.

(1)	See Note 1 to financial statements for information related to a correction of an error.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the nine months ended September 30,
	2011	2010
Operating activities
Net income	$1,649	$450
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,045	4,975
Depreciation and other amortization	656	659
Accretion and amortization of securities discounts and premium, net	741	716
Gain on sale of investment securities	(15)	(1,104)
Other than temporary impairment on investment securities	25	450
Gain on sale of property and equipment	-	(18)
Loss on sale and write-down of real estate owned	1,092	70
Compensation expense related to stock options and grants	202	182
Increase in cash surrender value of bank owned life insurance	(388)	(434)
(Increase) decrease in deferred tax asset	(718)	12
Decrease in other assets, net	718	1,244
Increase (decrease) in other liabilities, net	584	(82)
Net cash provided by operating activities	7,591	7,120
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(21,765)	(13,079)
Purchase of property and equipment	(1,269)	(195)
Purchase of investment securities:
Available for sale	(56,380)	(86,241)
Other investments	-	(750)
Payments and maturity of investment securities:
Available for sale	9,605	16,469
Held to maturity	-	1,096
Other investments	1,042	138
Purchase of bank owned life insurance	(3,000)	-
Proceeds from sale of investment securities	30,872	71,717
Proceeds from sale of property and equipment	-	18
Proceeds from sale of real estate owned	1,697	477
Net cash used for investing activities	(39,198)	(10,350)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	18,380	48,658
Decrease in note payable	-	(4,250)
Decrease in Federal Home Loan Bank advances and related debt	-	(20,000)
Cash dividend on preferred stock	(649)	(649)
Cash in lieu of fractional shares	(1)	-
Proceeds from the exercise of stock options and warrants	77	295
Net cash provided by financing activities	17,807	24,054
Net increase (decrease) in cash and cash equivalents	(13,800)	20,824
Cash and cash equivalents at beginning of the period	53,850	12,082
Cash and cash equivalents at end of the period	$40,050	$32,906
Supplemental information
Cash paid for
Interest	$8,988	$11,814
Income taxes	1,425	-
Schedule of non-cash transactions
Real estate acquired in settlement of loans	423	3,177
Unrealized gain on securities, net of income taxes	1,384	716

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 7, 2011. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

Correction of an Error

During the third quarter of 2011, the Company determined that it had been accounting for its preferred stock and related discount accretion in error since the issuance of the preferred stock in February 2009. All prior period amounts related to preferred stock, discount accretion, net income (loss) to common shareholders and earnings (loss) per common share have been restated. The error was not material to the interim or annual financial statements. Correction of this error also required reclassifications within shareholders' equity that increased preferred stock, decreased additional paid in capital, and decreased retained earnings.

The tables below quantify the differences between the amounts filed and restated for the respective periods presented in this Quarterly Report on Form 10-Q.

	December 31, 2009		September 30, 2010		December 31, 2010
(dollars in thousands)	As filed	As restated	As filed	As restated	As filed	As restated
Preferred stock	$15,432	16,056	15,076	16,249	14,960	16,317
Additional paid-in capital	34,097	33,674	34,920	34,141	37,629	36,729
Retained earnings	9,811	9,610	9,612	9,218	7,299	6,842
	$59,340	59,340	59,608	59,608	59,888	59,888

	Three months ended		Nine months ended		Six months ended
	September 30, 2010		September 30, 2010		June 30, 2011
(dollars in thousands)	As filed	As restated	As filed	As restated	As filed	As restated
Net income	$337	337	450	450	1,165	1,165
Preferred stock dividend	216	216	649	649	432	432
Discount accretion	116	66	356	193	219	137
Net income (loss) to common shareholders	$5	55	(555)	(392)	514	596
Earnings (loss) per common share
Basic	$0.00	0.02	(0.18)	(0.11)	0.15	0.17
Diluted	$0.00	0.02	(0.18)	(0.11)	0.14	0.17

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

NOTE 2 - Investment Securities

The amortized costs and fair value of investment securities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$12,480	473	24	12,929
Governmental agencies	994	7	-	1,001
Mortgage-backed securities:
FHLMC	22,191	254	39	22,406
FNMA	43,752	345	69	44,028
GNMA	585	63	-	648
Total mortgage-backed securities	66,528	662	108	67,082
Total investment securities available for sale	$80,002	1,142	132	81,012

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$11,331	12	177	11,166
Mortgage-backed securities:
FHLMC	17,985	-	288	17,697
FNMA	31,780	112	463	31,429
GNMA	888	88	-	976
Private-label collateralized mortgage obligations	2,865	-	350	2,515
Total mortgage-backed securities	53,518	200	1,101	52,617
Total investment securities available for sale	$64,849	212	1,278	63,783

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2011	December 31, 2010
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	6,041	6,333
Certificates of deposit with other banks	99	849
Investment in Trust Preferred securities	403	403
Total other investments	$8,028	9,070

Contractual maturities and yields on our investment securities at September 30, 2011 and December 31, 2010 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than one year at September 30, 2011 or December 31, 2010.

							September 30, 2011
	One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-	3,209	3.24%	9,720	3.37%	12,929	3.34%
Governmental agencies	-	-	1,001	2.42%	-	-	1,001	2.42%
Mortgage-backed securities	54	3.93%	6,708	1.89%	60,320	3.12%	67,082	3.00%
Total	$54	3.93%	10,918	2.33%	70,040	3.16%	81,012	3.05%

							December 31, 2010
	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-%	5,719	3.10%	5,447	3.66%	11,166	3.37%
Mortgage-backed securities	95	3.98%	-	-%	52,522	2.58%	52,617	2.59%
Total	$95	3.98%	5,719	3.10%	57,969	2.71%	63,783	2.74%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2011
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	5	$ 2,345	24	-	-	-	5	2,345	24
Mortgage-backed
FHLMC	2	4,715	39	-	-	-	2	4,715	39
FNMA	6	15,410	69	-	-	-	6	15,410	69
Total	13	$22,470	132	-	-	-	13	22,470	132

								December 31, 2010
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	16	$ 8,101	177	-	-	-	16	8,101	177
Mortgage-backed
FHLMC	5	17,697	288	-	-	-	5	17,697	288
FNMA	6	24,301	463	-	-	-	6	24,301	463
Collateral mortgage obligations	-	-	-	1	2,515	350	1	2,515	350
Total	27	$50,099	928	1	2,515	350	28	52,614	1,278

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

At September 30, 2011, the Company had 13 individual investments that were in an unrealized loss position for less than 12 months.  The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality.  The majority of these securities are government or agency securities currently rated AA or AAA by Moody's or Standard and Poor's, and therefore, pose minimal credit risk.  The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude whether such securities are other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

During the second quarter of 2011, the Company recorded a $25,000 OTTI charge to earnings on its one private-label collateralized mortgage obligation ("CMO") which had been in an unrealized loss position for over 12 months. During the third quarter of 2011, the Company sold the $2.5 million CMO as part of an investment portfolio restructuring and recognized an additional loss of $512,000 on the security. In addition to the CMO, the Company sold $25.9 million of securities during the third quarter of 2011, recognizing a gain on sale of $527,000.

NOTE 3 - Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$148,524	25.1%	137,873	24.1%
Non-owner occupied RE	167,762	28.4%	163,971	28.6%
Construction	14,137	2.4%	11,344	2.0%
Business	109,541	18.5%	109,450	19.1%
Total commercial loans	439,964	74.4%	422,638	73.8%
Consumer
Real estate	53,881	9.1%	54,161	9.5%
Home equity	84,707	14.4%	79,528	13.9%
Construction	4,716	0.8%	8,569	1.5%
Other	8,381	1.4%	8,079	1.4%
Total consumer loans	151,685	25.7%	150,337	26.3%
Deferred origination fees, net	(594)	(0.1)%	(583)	(0.1)%
Total gross loans, net of deferred fees	591,055	100.0%	572,392	100.0%
Less—allowance for loan losses	(8,751)		(8,386)
Total loans, net	$582,304		564,006

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

		September 30, 2011
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$26,130	90,350	32,044	148,524
Non-owner occupied RE	56,172	102,808	8,782	167,762
Construction	7,857	2,072	4,208	14,137
Business	53,937	51,220	4,384	109,541
Total commercial loans	144,096	246,450	49,418	439,964
Consumer
Real estate	15,935	21,977	15,969	53,881
Home equity	13,820	24,816	46,071	84,707
Construction	4,251	300	165	4,716
Other	3,223	4,329	829	8,381
Total consumer loans	37,229	51,422	63,034	151,685
Deferred origination fees, net	(182)	(299)	(113)	(594)
Total gross loans, net of deferred fees	$181,143	297,573	112,339	591,055
Loans maturing after one year with:
Fixed interest rates				$225,083
Floating interest rates				184,829

		December 31, 2010
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$19,214	98,713	19,946	137,873
Non-owner occupied RE	55,593	100,252	8,126	163,971
Construction	6,661	4,010	673	11,344
Business	53,677	53,933	1,840	109,450
Total commercial loans	135,145	256,908	30,585	422,638
Consumer
Real estate	14,813	27,286	12,062	54,161
Home equity	9,406	31,398	38,724	79,528
Construction	7,139	649	781	8,569
Other	4,162	3,338	579	8,079
Total consumer	35,520	62,671	52,146	150,337
Deferred origination fees, net	(180)	(319)	(84)	(583)
Total gross loan, net of deferred fees	$170,485	319,260	82,647	572,392
Loans maturing after one year with:
Fixed interest rates				$200,230
Floating interest rates				201,677

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

Credit Quality Indicators

Commercial

We manage a consistent process for assessing commercial loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, Doubtful, and Loss, each of which are defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				September 30, 2011
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$139,480	142,933	11,789	99,388	393,590
Special Mention	3,675	6,150	-	3,019	12,844
Substandard	5,369	18,679	2,348	7,134	33,530
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$148,524	167,762	14,137	109,541	439,964

				December 31, 2010
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$127,959	145,166	8,887	101,985	383,997
Special Mention	4,762	3,365	-	2,774	10,901
Substandard	5,152	15,314	2,457	4,691	27,614
Doubtful	-	126	-	-	126
Loss	-	-	-	-	-
	$137,873	163,971	11,344	109,450	422,638

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

				September 30, 2011
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$146,178	157,267	11,555	104,416	419,416
30-59 days past due	873	9,421	1,294	1,685	13,273
60-89 days past due	490	160	-	678	1,328
Greater than 90 Days	983	914	1,288	2,762	5,947
	$148,524	167,762	14,137	109,541	439,964

				December 31, 2010
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$132,830	160,633	9,967	107,603	411,033
30-59 days past due	2,093	-	-	532	2,625
60-89 days past due	2,027	143	-	646	2,816
Greater than 90 Days	923	3,195	1,377	669	6,164
	$137,873	163,971	11,344	109,450	422,638

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, Doubtful, and Loss, each of which are defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				September 30, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$50,649	82,588	4,716	7,951	145,904
Special Mention	313	807	-	48	1,168
Substandard	2,919	1,312	-	382	4,613
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$53,881	84,707	4,716	8,381	151,685

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Pass	$51,468	77,064	8,569	7,526	144,627
Special Mention	477	1,237	-	395	2,109
Substandard	2,216	1,227	-	158	3,601
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$54,161	79,528	8,569	8,079	150,337

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

				September 30, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$51,752	83,265	4,716	8,265	147,998
30-59 days past due	996	1,089	-	110	2,195
60-89 days past due	133	-	-	6	139
Greater than 90 Days	1,000	353	-	-	1,353
	$53,881	84,707	4,716	8,381	151,685

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Current	$53,283	79,002	8,569	8,059	148,913
30-59 days past due	457	234	-	7	698
60-89 days past due	338	101	-	13	452
Greater than 90 Days	83	191	-	-	274
	$54,161	79,528	8,569	8,079	150,337

Nonperforming assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

(dollars in thousands)	September 30, 2011	December 31, 2010
Commercial
Owner occupied RE	$983	1,183
Non-owner occupied RE	740	3,311
Construction	1,288	1,377
Business	976	1,781
Consumer
Real estate	1,134	928
Home equity	385	251
Construction	-	-
Other	4	7
Nonaccruing troubled debt restructurings	3,708	488
Total nonaccrual loans, including nonaccruing TDRs	9,218	9,326
Other real estate owned	3,262	5,629
Total nonperforming assets	$12,480	14,955
Nonperforming assets as a percentage of:
Total assets	1.65%	2.03%
Gross loans	2.11%	2.61%
Total loans over 90 days past due	$7,300	6,439
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	4,083	-

Impaired Loans

The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses.

		September 30, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$4,614	4,614	4,178	776
Non-owner occupied RE	1,481	1,331	727	408
Construction	4,030	1,288	841	48
Business	3,738	3,288	3,069	1,320
Total commercial	13,863	10,521	8,815	2,552
Consumer
Real estate	2,074	1,991	1,463	219
Home equity	392	392	392	59
Construction	-	-	-	-
Other	4	4	4	1
Total consumer	2,470	2,387	1,859	279
Total	$16,333	12,908	10,674	2,831

		December 31, 2010
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,316	1,183	1,186	-
Non-owner occupied RE	3,754	3,455	1,207	772
Construction	4,052	1,377	-	-
Business	2,675	2,125	1,885	771
Total commercial	11,797	8,140	4,278	1,543
Consumer
Real estate	929	929	929	344
Home equity	250	250	250	-
Construction	-	-	-	-
Other	7	7	-	-
Total consumer	1,186	1,186	1,179	344
Total	$12,983	9,326	5,457	1,887

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					September 30, 2011
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,552	-	2,552	10,521	-	10,521
Collectively evaluated	5,247	952	6,199	429,443	151,685	581,128
Total	$7,799	952	8,751	439,964	151,685	591,649

					December 31, 2010
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,552	-	1,552	8,140	-	8,140
Collectively evaluated	5,154	1,447	6,601	414,498	150,337	564,835
Total	$6,706	1,447	8,153	422,638	150,337	572,975

Allowance for Loan Losses

The allowance for loan losses is management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.  Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics and individually for larger impaired loans. Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience and other economic conditions. Since December 31, 2010, we have modified our allowance methodology related to the commercial and consumer loan portfolios to use historical loss rates in determining the appropriate level of allowance needed. In addition, we have allocated the unallocated component of the allowance that existed at December 31, 2010 into the commercial and consumer portfolio segments.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is possible that the allowances for losses on loans may change.

The following table summarizes the activity related to our allowance for loan losses:

	Nine months ended September 30,
(dollars in thousands)	2011	2010
Balance, beginning of period	$8,386	7,760
Provision for loan losses	3,045	4,975
Loan charge-offs:
Commercial
Owner occupied RE	(72)	(10)
Non-owner occupied RE	(252)	(970)
Construction	(67)	-
Business	(1,895)	(2,820)
Total commercial	(2,286)	(3,800)
Consumer
Real estate	(102)	(235)
Home equity	(175)	(261)
Construction	-	-
Other	(200)	(155)
Total consumer	(477)	(651)
Total loan charge-offs	(2,763)	(4,451)
Loan recoveries:
Commercial
Owner occupied RE	15	1
Non-owner occupied RE	42	-
Business	25	119
Construction	-	-
Total commercial	82	120
Consumer
Real estate	-	4
Home equity	1	2
Construction	-	-
Other	-	1
Total consumer	1	7
Total recoveries	83	127
Net loan charge-offs	(2,680)	(4,324)
Balance, end of period	$8,751	8,411
Net charge-offs to average loans (annualized)	0.62%	1.00%
Allowance for loan losses to gross loans	1.48%	1.45%
Allowance for loan losses to nonperforming loans	94.94%	81.26%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Nine months ended September 30, 2011
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	3,297	(19)	(233)	3,045
Loan charge-offs	(2,286)	(477)	-	(2,763)
Loan recoveries	82	1		83
Net loan charge-offs	(2,204)	(476)	-	(2,680)
Balance, end of period	$7,799	952	-	8,751

			Year ended December 31, 2010
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,204	1,545	11	7,760
Provision	3,999	1,389	222	5,610
Loan charge-offs	(3,665)	(1,495)	-	(5,160)
Loan recoveries	168	8	-	176
Net loan charge-offs	(3,497)	(1,487)	-	(4,984)
Balance, end of period	$6,706	1,447	233	8,386

NOTE 4 - Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At September 30, 2011 we had 24 loans totaling $7.8 million and two loans totaling $488,000 at December 31, 2010, which we considered as TDRs.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. To date, we have restored one nonaccrual loan classified as a TDR to accrual status.

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

The following table summarizes the recorded investment in our troubled debt restructurings before and after their modification during the respective period.

	For the three months ended			For the nine months ended
	September 30, 2011			September 30, 2011
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Owner occupied RE	-	-	-	2	3,013	3,013
Non-owner occupied RE	-	-	-	2	180	180
Construction	-	-	-	-	-	-
Business	2	557	565	10	1,925	1,932
Consumer
Real estate	-	-	-	1	335	335
Home equity	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total loans	2	557	565	15	5,453	5,460

During the three and nine months ended September 30, 2011, the Bank modified two and 15 loans, respectively, that were considered to be TDRs. We reduced or deferred scheduled payments for 9 of the loans and converted six of them to interest only terms during the nine months ended September 30, 2011. In addition, we capitalized interest on one of these loans at the time of modification.

The following table summarizes the troubled debt restructurings that are more than 30 days past due, and have subsequently defaulted during the respective period.

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	-	-	-
Non-owner occupied RE	-	-	1	28
Construction	-	-	-	-
Business	8	1,435	10	2,084
Consumer
Real estate	-	-	1	329
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	8	1,435	12	2,441

During the nine months ended September 30, 2011, 12 loans that had previously been restructured, were in default, eight of which went into default during the third quarter of 2011.

In the determination of the allowance for loan losses, management considers TDRs on commercial loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Consumer loans, which we typically consider to be homogeneous, are collectively evaluated for impairment.

NOTE 5 - Fair Value Accounting

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		September 30, 2011
(dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale
State and political subdivisions	$-	12,929	-
Government agencies	-	1,001	-
Mortgage-backed securities	-	67,082	-
Other investments	-	-	8,028
Total	$-	81,012	8,028

		December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale
State and political subdivisions	$-	11,166	-
Mortgage-backed securities & CMO	-	50,102	2,515
Other investments	-	-	9,070
Total	$-	61,268	11,585

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2011 to September 30, 2011 for all Level 3 assets that are measured at fair value on a recurring basis.

(dollars in thousands)	Collateralized mortgage obligations	Other investments
Balance, beginning of period	$2,515	9,070
Total realized and unrealized gains or losses:
Included in earnings	(25)	-
Included in other comprehensive income	(5)	-
Purchases, sales and principal reductions	(179)	(1,042)
Transfers in and/or out of Level 3	(2,306)	-
Balance, end of period	$-	8,028

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 80% of loans as of September 30, 2011. Loans which are deemed to be impaired are valued net of the allowance for loan losses and real estate acquired in settlement of loans are valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of September 30, 2011
(dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$-	9,629	-
Other real estate owned	-	2,005	1,257
			As of December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$-	6,588	-
Other real estate owned	-	3,887	1,742

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

The estimated fair values of the Company's financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$40,050	40,050	53,850	53,850
Investment securities available for sale	81,012	81,012	63,783	63,783
Other investments	8,028	8,028	9,070	9,070
Loans, net	582,304	597,449	564,006	575,803
Bank owned life insurance	17,916	17,916	14,528	14,528
Financial Liabilities:
Deposits	554,676	517,712	536,296	489,525
FHLB and other borrowings	122,700	140,681	122,700	140,493
Junior subordinated debentures	13,403	3,959	13,403	2,563

NOTE 6 - Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program ("CPP"), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 363,609.4 shares of the Company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $7.136 per share of the common stock. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

NOTE 7 - Earnings Per Common Share and Stock Dividend

On January 18, 2011, the Company's Board of Directors approved a ten percent stock dividend to the Company's shareholders. The record date for shareholders entitled to receive the stock dividend was January 28, 2011 and the distribution date was February 14, 2011. Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted for the prior period to reflect the stock dividend. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have been adjusted for the prior period to reflect the stock dividend.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2011 and 2010. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. At September 30, 2011 and 2010, 79,970 and 684,929 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended September 30,
	(dollars in thousands, except share data)	2011	2010
	Numerator:
	Net income	$483	$337
Less:	Preferred stock dividend	216	216
	Discount accretion (1)	70	66
	Net income available to common shareholders (1)	$197	$55
	Denominator:
	Weighted-average common shares outstanding - basic	3,473,613	3,457,499
	Common stock equivalents	103,563	999
	Weighted-average common shares outstanding - diluted	3,577,176	3,458,498
	Earnings per common share (1):
	Basic	$0.06	$0.02
	Diluted	$0.05	$0.02

		Nine months ended September 30,
	(dollars in thousands, except share data)	2011	2010
	Numerator:
	Net income	$1,649	$450
Less:	Preferred stock dividend	649	649
	Discount accretion (1)	207	193
	Net income (loss) available to common shareholders (1)	$793	$(392)
	Denominator:
	Weighted-average common shares outstanding - basic	3,471,308	3,452,131
	Common stock equivalents	87,949	-
	Weighted-average common shares outstanding - diluted	3,559,257	3,452,131
	Earnings (loss) per common share (1):
	Basic	$0.23	$(0.11)
	Diluted	$0.22	$(0.11)

(1)	See Note 1 to financial statements for information related to a correction of an error.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2011 as compared to the three and nine month periods ended September 30, 2010 and assesses our financial condition as of September 30, 2011 as compared to December 31, 2010. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:

•	changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;
•	general economic conditions in the U.S., including the possibility of a prolonged period of limited economic growth; disruptions to the credit and financial markets; and contractions or limited growth in consumer spending or consumer credit;
•	reduced earnings due to higher credit losses, including losses in the sectors of our loan portfolio secured by real estate, may be greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;
•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated margins;
•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in deposit flows;
•	changes in technology;
•	changes in monetary and tax policies;
•	adequacy of the level of our allowance for loan losses;
•	the rate of delinquencies and amount of loans charged-off;
•	the rate of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. During the first nine months of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor's, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the "Federal Reserve") during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a "double-dip" recession. There can be no assurance that these unprecedented negative developments will not materially and adversely affect our business, financial condition and results of operations.

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

The first nine months of 2011 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions, including our Bank. Financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

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

Earnings Review

Our net income was $483,000 and $337,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $146,000. After our dividend payment to the U.S. Treasury as preferred shareholder, net income to common shareholders was $197,000, or diluted earnings per share ("EPS") of $0.05, for the third quarter of 2011 as compared to net income to common shareholders of $55,000, or diluted EPS of $0.02 for the same period in 2010. The increase in net income resulted primarily from an increase in net interest income and an increase in noninterest income, partially offset by increases in the provision for loan losses and noninterest expense. Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 64.9% for the third quarter of 2011 compared to 61.7% for the same period in 2010. The improvement in the efficiency ratio relates primarily to the increase in net interest income and noninterest income, excluding the gain on sale of securities, during the 2011 period.

Our net income for the first nine months of 2011 was $1.7 million as compared to $450,000 for the first nine months of 2010. Net income to common shareholders was $793,000, or diluted EPS of $0.22, for the nine months ended September 30, 2011, while we incurred a net loss to common shareholders of $392,000, or diluted EPS of $(0.11), during the nine months ended September 30, 2010.

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended September 30, 2011, our net interest income was $6.0 million, a 14.2% increase over net interest income of $5.2 million for the same period in 2010. In comparison, our average earning assets increased $13.2 million during the third quarter of 2011 compared to the third quarter of 2010, while our interest bearing liabilities decreased by $1.1 million during the same period. The increase in average earning assets is primarily related to an increase in federal funds sold while the decrease in average interest-bearing liabilities is a result of a $1.7 million decrease in notes payable and other borrowings.

During the nine months ended September 30, 2011 and 2010, our net interest income was $17.2 million and $14.9 million, respectively, an increase of $2.3 million, or 15.2%. Despite a $9.9 million increase in average interest earning assets during the first nine months of 2011 compared to the same period in 2010, interest income decreased by $448,000; however, interest expense on our deposits and borrowings decreased by $2.7 million compared to the prior year period. The larger decrease in interest expense resulted in the $2.3 million increase in our net interest margin during the nine months ended September 30, 2011 compared to the same period of the prior year.

Our net interest margin increased from 3.00% for the three months ended September 30, 2010 to 3.36% for the three months ended September 30, 2011. In addition, our net interest margin increased to 3.27% from 2.87% for the nine months ended September 30, 2011 and 2010, respectively. The increase in net interest margin during the three and nine month periods ended September 30, 2011 compared to the prior year is driven primarily by reduced costs related to our deposits and borrowings rather than from increased interest income. While we do not expect our loan yields to change significantly in the near future, we do anticipate our future deposit costs to continue to decrease as we have approximately $103.7 million of retail CDs scheduled to mature and reprice in the next six months combined with maturities of $10.8 million of wholesale CDs which we do not anticipate replacing.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2011 and 2010. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$34,786	$20	0.23%	$22,103	$13	0.23%
Investment securities, taxable	78,986	489	2.46%	86,700	576	2.64%
Investment securities, nontaxable (2)	14,607	177	4.82%	10,504	137	5.18%
Loans	584,312	8,231	5.59%	580,236	8,318	5.69%
Total interest-earning assets	712,691	8,917	4.96%	699,543	9,044	5.13%
Noninterest-earning assets	41,253			43,229
Total assets	$753,944			$742,772
Interest-bearing liabilities
NOW accounts	$138,494	330	0.95%	$113,119	393	1.38%
Savings & money market	115,071	227	0.78%	94,783	225	0.94%
Time deposits	237,013	1,094	1.83%	282,061	1,739	2.45%
Total interest-bearing deposits	490,578	1,651	1.34%	489,963	2,357	1.91%

Note payable and other borrowings	122,700	1,140	3.69%	124,382	1,309	4.18%
Junior subordinated debentures	13,403	86	2.55%	13,403	95	2.81%
Total interest-bearing liabilities	626,681	2,877	1.82%	627,748	3,761	2.38%

Noninterest-bearing liabilities	65,112			54,454
Shareholders' equity	62,151			60,570
Total liabilities and shareholders' equity	$753,944			$742,772
Net interest spread			3.14%			2.75%
Net interest income (tax equivalent) / margin		$6,040	3.36%		$5,283	3.00%
Less: tax-equivalent adjustment (2)		66			52
Net interest income		$5,974			$5,231

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.36% for the three months ended September 30, 2011 compared to 3.28% for the previous quarter of 2011 and 3.00% for the third quarter of 2010. The 36 basis point increase in net interest margin during the third quarter of 2011 was driven primarily by a 56 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2010.

Despite the $13.2 million increase in interest-earning assets during the third quarter of 2011, our interest income decreased by $127,000 or 17 basis points. The decline in yield on our interest earning assets was driven primarily by the increased levels of federal funds sold which yielded interest at only 23 basis points, combined with lower balances in our taxable investment securities. In addition, the yield on our investment securities decreased during the three months ended September 30, 2011 compared to the same period in 2010 as a result of the investment transactions we initiated during 2010 when we determined to utilize the gains in our investment portfolio. The securities we purchased yielded lower rates than the investment securities we sold. During the third quarter of 2011, our loan balances increased by $4.1 million as compared to the same period in 2010 and our loan yield decreased by 10 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during the third quarter of 2011 as compared to the third quarter of 2010 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $1.1 million during the third quarter of 2011, compared to the same period in 2010, the rate on these liabilities decreased by 56 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets. However, as of September 30, 2011, a majority of our FHLB advances were at fixed interest rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable interest rates.

Our net interest spread was 3.14% for the three months ended September 30, 2011 compared to 2.75% for the same period in 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 56 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 17 basis point decline in yield on our earning assets, resulted in a 39 basis point increase in our net interest spread for the 2011 period.

	For the Nine Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$49,925	$88	0.24%	$20,564	$34	0.22%
Investment securities, taxable	66,699	1,290	2.59%	91,118	2,216	3.25%
Investment securities, nontaxable (2)	12,424	485	5.22%	7,164	300	5.60%
Loans	579,975	24,664	5.69%	580,258	24,355	5.61%
Total interest-earning assets	709,023	26,527	5.00%	699,104	26,905	5.15%
Noninterest-earning assets	41,399			43,359
Total assets	$750,422			$742,463
Interest-bearing liabilities
NOW accounts	$138,495	1,146	1.11%	$86,207	782	1.21%
Savings & money market	108,187	657	0.81%	94,217	716	1.02%
Time deposits	246,856	3,670	1.99%	303,285	5,745	2.53%
Total interest-bearing deposits	493,538	5,473	1.48%	483,709	7,243	2.00%

Note payable and other borrowings	122,700	3,434	3.74%	135,260	4,373	4.32%
Junior subordinated debentures	13,403	259	2.58%	13,403	266	2.65%
Total interest-bearing liabilities	629,641	9,166	1.95%	632,372	11,882	2.51%

Noninterest-bearing liabilities	59,736			49,433
Shareholders' equity	61,045			60,658
Total liabilities and shareholders' equity	$750,422			$742,463
Net interest spread			3.06%			2.63%
Net interest income (tax equivalent) / margin		$17,361	3.27%		$15,023	2.87%
Less: tax-equivalent adjustment (2)		184			114
Net interest income		$17,177			$14,909

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our tax-equivalent net interest margin increased to 3.27% for the nine months ended September 30, 2011 from 2.87% for the nine months ended September 30, 2010 and 2.91% for the year ended December 31, 2010. The 40 basis point increase in net interest margin for the 2011 period was driven primarily by the 56 basis point decrease in the cost of our interest-bearing liabilities.

Our interest income declined by $378,000 despite higher levels of interest-earning assets during the first nine months of 2011 due primarily to higher federal funds sold balances which yield interest at only 23 basis points compared to our higher earning investment and loan balances. Offsetting the decline in interest income was a $2.7 million decrease in interest expense, which resulted in an increase of $2.3 million in net interest income during the first nine months of 2011. While our average interest-bearing deposits balance increased $9.8 million during the nine months ended September 30, 2011, the cost of the deposits decreased by 52 basis points, reducing overall interest expense by $1.8 million for the nine month period compared to the prior year. In addition, a $12.6 million reduction in the average balances and 54 basis point decline" in the combined cost of our note payable and other borrowings and junior subordinated debentures resulted in an additional $946,000 decrease in interest expense.

Our net interest spread for the nine months ended September 30, 2011 and 2010 was 3.06% and 2.63%, respectively. The net interest spread measures the difference in the yield on our interest-earning assets and cost of our interest-bearing deposits. The 43 basis point increase in our net interest spread during the 2011 period resulted from our interest-bearing deposits and other liabilities repricing downward faster than our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2011 vs. 2010				September 30, 2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$57	(143)	(1)	(87)	138	199	4	341
Investment securities	(24)	(38)	1	(61)	(37)	(446)	15	(468)
Federal funds sold	7	-	-	7	3	1	-	4
Total interest income	40	(181)	-	(141)	104	(246)	19	(123)
Interest expense
Deposits	53	(742)	(17)	(706)	347	(339)	(37)	(29)
Note payable and other	(18)	(153)	2	(169)	(410)	50	(12)	(372)
Junior subordinated debt	-	(9)	-	(9)	-	(3)	-	(3)
Total interest expense	35	(904)	(15)	(884)	(63)	(292)	(49)	(404)
Net interest income	$5	723	15	743	167	46	68	281

Net interest income, the largest component of our income, was $6.0 million for the three month period ended September 30, 2011 and $5.2 million for the three months ended September 30, 2010. Average interest-earning assets increased by $13.2 million during the third quarter of 2011 compared to the same period in 2010 while average interest-bearing liabilities decreased $1.1 million. While our average interest-earning assets increased by $14.2 million more than our interest-bearing liabilities during the 2011 period, the primary driver of the increase in net interest income was the decrease in rates on our interest-bearing liabilities which effectively reduced interest expense by $904,000 for the three months ended September 30, 2011.

	Nine Months Ended
	September 30, 2011 vs. 2010				September 30, 2010 vs. 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$(11)	320	-	309	574	94	2	670
Investment securities	(469)	(425)	83	(811)	(30)	(966)	8	(988)
Federal funds sold	47	3	4	54	11	4	2	17
Total interest income	(433)	(102)	87	(448)	555	(868)	12	(301)
Interest expense
Deposits	284	(1,976)	(78)	(1,770)	670	(956)	(92)	(378)
Note payable and other	(406)	(587)	54	(939)	(786)	427	(71)	(430)
Junior subordinated debt	-	(7)	-	(7)	-	(72)	-	(72)
Total interest expense	(122)	(2,570)	(24)	(2,716)	(116)	(601)	(163)	(880)
Net interest income	$(311)	2,468	111	2,268	671	(267)	175	579

Net interest income was $17.2 million and $14.9 million for the nine months ended September 30, 2011 and 2010, respectively. Average interest-earning assets increased by $9.9 million during the first nine months of 2011 compared to the same period in 2010 while average interest-bearing liabilities decreased $2.7 million. While our average interest-earning assets increased by more than our interest-bearing liabilities, the 56 basis point reduction in the cost of our liabilities resulted in decreased interest expense of $2.6 million during the first nine months of 2011 and was the primary driver of the increase in net interest income.

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

For the three months ended September 30, 2011 and 2010, we incurred a noncash expense related to the provision for loan losses of $1.7 million and $1.3 million, respectively, resulting in an allowance for loan losses of $8.8 million and $8.4 million for the 2011 and 2010 periods, respectively. The $8.8 million allowance represented 1.48% of gross loans at September 30, 2011 while the $8.4 million allowance was 1.45% of gross loans at September 30, 2010. During the three months ended September 30, 2011, we charged-off $1.6 million of loans and recorded $16,000 of recoveries on loans previously charged-off, for net charge-offs of $1.6 million, or 1.11% of average loans. Comparatively, we charged-off $1.2 million of loans and recorded $6,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.2 million, or 0.83% of average loans for the third quarter of 2010. The increased level of charge-offs during the 2011 period resulted primarily from four commercial relationships which comprised $1.3 million of the charge-offs for the quarter.

Our provision for loan losses for the first nine months of 2011 was $3.1 million compared to $5.0 million for the first nine months of 2010. During the nine months ended September 30, 2011, we charged-off $2.8 million of loans and recorded recoveries on loans previously charged-off of $83,000, resulting in net charge-offs of $2.7 million. During the nine months ended September 30, 2010 we charged-off $4.5 million of loans and recorded $127,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $4.3 million. The $2.7 million and $4.3 million net charge-offs during the nine months ended September 30, 2011 and 2010, respectively, represented 0.62% and 1.00% of average loans for the respective 2011 and 2010 periods. During the first nine months of 2011, our loan balances increased by $18.7 million and the amount of our nonperforming loans declined; however, the amount of total loans past due increased. Factors such as these are considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Loan fee income	$232	190	556	416
Service fees on deposit accounts	168	155	464	444
Income from bank owned life insurance	126	134	388	434
Gain on sale of investment securities	15	-	15	1,104
Other than temporary impairment on investment securities	-	(450)	(25)	(450)
Gain on sale of property and equipment	-	-	-	18
Other income	182	118	499	340
Total noninterest income	$723	147	1,897	2,306

Noninterest income increased $576,000 in the third quarter of 2011 as compared to the same period in 2010. The increase in total noninterest income during the 2011 period resulted primarily from the following:

•	Loan fee income increased 22.1%, or $42,000, resulting primarily from increased mortgage origination fee income.
•	Service fees on deposit accounts increased $13,000, or 8.4%, primarily related to increased income from service charges on our checking, money market, and savings accounts, and additional NSF fee income.
•	A gain on sale of investment securities for $15,000 was recognized during the 2011 period, compared to no gain during the third quarter of 2010.
•	No other than temporary impairment on securities was recorded during the third quarter of 2011, compared to an other than temporary impairment of $450,000 in the third quarter of 2010.
•	Other income increased by 54.2%, or $64,000, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building.

Noninterest income decreased by 17.7%, or $409,000, during the nine months ended September 30, 2011 as compared to the same period in 2010. The decrease relates primarily to the $1.1 million gain on sale of securities, partially offset by the $450,000 other than temporary impairment recognized during the 2010 period. Excluding the securities gains in the prior year, noninterest income increased 57.8% during the first nine months of 2011 as compared to the same period of 2010 for similar reasons to those described above for the three month periods. In addition, income from bank owned life insurance decreased by $46,000 during the first nine months of 2011 compared to the 2010 period as a result of reduced rates of return on the insurance policies due to the current market environment.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions - one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may significantly impact our interchange income from debit card transactions in the future. We believe this legislation also will ultimately impose significant new costs associated with compliance with new regulations as well as costs that will be passed in connection with increased regulatory oversight. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Compensation and benefits	$2,414	1,700	6,705	5,974
Occupancy	580	535	1,670	1,646
Real estate owned activity	16	60	1,057	63
Data processing and related costs	487	421	1,382	1,208
Insurance	268	436	1,098	1,116
Marketing	165	151	529	547
Professional fees	169	134	472	464
Other	253	219	761	760
Total noninterest expense	$4,352	3,656	13,674	11,778

Noninterest expense increased $696,000, or 19.0%, during the third quarter of 2011 as compared to the same period in 2010. The increase in total noninterest expense resulted primarily from the following:

•	Compensation and benefits expense increased 42.0%, or $714,000, relating primarily to increases in incentive compensation expense and benefits expense. Incentive compensation expense increased $303,000 during the 2011 period related to higher accrued bonuses at September 30, 2011 as compared to September 30, 2010. In addition, benefit expense increased $275,000 during the same period, compared to the third quarter of the prior year, due primarily to an increased retirement plan obligation.
•	Occupancy expenses increased $45,000, or 8.4%, driven by increased utilities and repairs and maintenance expenses.
•	Data processing and related costs increased 15.7%, or $66,000, primarily related to the costs of new services we offer, such as mobile banking, and the increased number of clients and accounts we service.
•	Other noninterest expenses increased 15.5%, or $34,000, primarily related to increased travel, education, and office supplies expenses.

Offsetting the increases in noninterest expense was a $168,000, or 38.5%, decrease in insurance expense relating to a reduction in the quarterly FDIC assessment as a result of the change in the assessment calculation. The assessment rate for the first quarter of 2010 was approximately 17 basis points on deposits. Beginning in the second quarter 2010 and through the first quarter of 2011, this rate was increased to approximately 22 basis points. The assessment base changed to an asset based calculation effective for the second quarter of 2011. This new assessment base is to reduce our quarterly assessment by approximately $71,000 per quarter based on our current asset base.

Noninterest expense for the nine months ended September 30, 2011 increased 16.1%, or $1.9 million, as compared to the nine months ended September 30, 2010. The increase relates primarily to the $1.0 million expense incurred on the disposition of certain other real estate owned properties. Excluding the OREO expense, total noninterest expense increased 7.7% during the first nine months of 2011 as compared to the same period in 2010. The increase in noninterest expenses year over year relates primarily to increased compensation and benefits as well as data processing and related costs.

We incurred income tax expense of $192,000 for the three months ended September 30, 2011 as compared to $110,000 during the same period in 2010. Income tax expense for the nine months ended September 30, 2011 was $706,000 as compared to $12,000 for the same period of 2010. The lower income tax expense for the 2010 period resulted from the lower pre-tax income offset by the effect of our tax exempt income.

Balance Sheet Review

At September 30, 2011, we had total assets of $758.1 million, consisting principally of $582.3 million in net loans, $89.0 million in investment securities, $40.1 million in cash and cash equivalents, $17.9 million in bank owned life insurance, and $16.5 million in property and equipment. Our liabilities at September 30, 2011 totaled $696.2 million, which consisted principally of $554.7 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At September 30, 2011, our shareholders' equity was $61.9 million.

At December 31, 2010, we had total assets of $736.5 million, consisting principally of $564.0 million in net loans, $72.9 million in investment securities, $53.9 million in cash and cash equivalents, $14.5 million in bank owned life insurance, and $15.9 million in property and equipment. Our liabilities at December 31, 2010 totaled $677.3 million, consisting principally of $536.3 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At December 31, 2010, our shareholders' equity was $59.2 million.

Federal Funds Sold

At September 30, 2011, our federal funds sold were $18.3 million, or 2.4% of total assets. At December 31, 2010, our $35.6 million in short-term investments in federal funds sold on an overnight basis comprised 4.8% of total assets.

Investment Securities

At September 30, 2011, the $89.0 million in our investment securities portfolio represented approximately 11.7% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $81.0 million and an amortized cost of $80.0 million for an unrealized gain of $1.0 million. During the second and third quarters of 2011, we began to execute a number of investment transactions in order to re-distribute our excess liquidity from lower yielding federal funds sold into higher earning investment securities as well as realize a portion of the unrealized gains in our investment portfolio. As a result, we purchased $56.4 million in government-backed agencies and mortgage-backed securities, and a variety of state and municipal obligations and sold securities totaling $28.4 million. In addition, one security for $2.5 million was called during the third quarter of 2011. In total, we recorded a net gain on sale of investment securities of $15,000. We will continue to look for opportunities to invest excess federal funds sold into investment securities over the remainder of 2011.

At December 31, 2010, the $72.9 million in our investment securities portfolio represented approximately 9.9% of our total assets. We held Government sponsored enterprise securities, municipal securities, and mortgage-backed securities with a fair value of $63.8 million and an amortized cost of $64.9 million for an unrealized loss of $1.1 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Our loan portfolio balance has remained relatively stable over the past twelve months with average balances of $580.0 million and $580.3 million for the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, we repurchased approximately $9.0 million of loans that we had participated with other banks. In addition, loan demand in our markets increased during the third quarter of 2011, and our loan balances, particularly related to commercial real estate, have increased to $591.1 million at September 30, 2011.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2011, our loan portfolio included $473.7 million, or 80.2%, of real estate loans. As of December 31, 2010, real estate loans made up 79.6% of our loan portfolio and totaled $455.4 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $84.7 million as of September 30, 2011, of which approximately 35% were in a first lien position, while the remaining balance were second liens.

Following is a summary of our loan composition:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$148,524	25.1%	137,873	24.1%
Non-owner occupied RE	167,762	28.4%	163,971	28.6%
Construction	14,137	2.4%	11,344	2.0%
Business	109,541	18.5%	109,450	19.1%
Total commercial loans	439,964	74.4%	422,638	73.8%

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Consumer
Real estate	53,881	9.1%	54,161	9.5%
Home equity	84,707	14.4%	79,528	13.9%
Construction	4,716	0.8%	8,569	1.5%
Other	8,381	1.4%	8,079	1.4%
Total consumer loans	151,685	25.7%	150,337	26.3%
Deferred origination fees, net	(594)	(0.1)%	(583)	(0.1)%
Total gross loans, net of deferred fees	591,055	100.0%	572,392	100.0%
Less—allowance for loan losses	(8,751)		(8,386)
Total loans, net	$582,304		564,006

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2011	December 31, 2010
Commercial	3,987	7,652
Consumer	1,523	1,186
Nonaccruing troubled debt restructurings	3,708	488
Total nonaccrual loans	9,218	9,326
Other real estate owned	3,262	5,629
Total nonperforming assets	$12,480	$14,955

At September 30, 2011 nonperforming assets were $12.5 million, or 1.65% of total assets and 2.11% of gross loans. Comparatively, nonperforming assets were $15.0 million, or 2.03% of total assets and 2.61% of gross loans at December 31, 2010. Nonaccrual loans decreased $108,000 to $9.2 million at September 30, 2011 from $9.3 million at December 31, 2010. Nonaccrual loans at September 30, 2011 include 16 loan relationships which were put on nonaccrual status during the first nine months of 2011. In addition, seven loans were returned to accrual status or paid off and another seven loans were charged-off or moved to other real estate owned during the first nine months of 2011. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2011 was approximately $362,000. The amount of interest income recorded in the first nine months of 2011 for loans that were on nonaccrual at September 30, 2011 was approximately $58,000.

Nonperforming assets include real estate acquired in settlement of loans which decreased by $2.4 million from December 31, 2010. During the first nine months of 2011 we sold four properties totaling $2.0 million and added three new properties for $423,000. In addition, we incurred write-downs totaling $782,000 on five of our properties. The balance at September 30, 2011 includes eight commercial properties totaling $3.2 million and one residential property for $63,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2011. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

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

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended September 30,		Year ended
(dollars in thousands)	2011	2010	December 31, 2010
Balance, beginning of period	$8,386	7,760	7,760
Provision	3,045	4,975	5,610
Loan charge-offs	(2,763)	(4,451)	(5,160)
Loan recoveries	83	127	176
Net loan charge-offs	(2,680)	(4,324)	(4,984)
Balance, end of period	$8,751	8,411	8,386

The allowance for loan losses was $8.8 million and $8.4 million at September 30, 2011 and 2010, respectively, or 1.48% and 1.45% of outstanding loans, respectively. At December 31, 2010, our allowance for loan losses was $8.4 million, or 1.47% of outstanding loans, and we had net loans charged-off of $5.0 million for the year ended December 31, 2010. During the nine months ended September 30, 2011 and 2010, we had net charge-offs of $2.7 and $4.3 million, respectively.

We increased the allowance for loan losses during the first nine months of 2011 based on the loans evaluated for specific reserves in our commercial portfolio. As of September 30, 2011, $11.4 million of loans were evaluated for specific reserves compared to $8.1 million at December 31, 2010. Based on these evaluations, the allowance for loan losses includes specific reserves of $3.0 million and $1.6 million, at September 30, 2011 and December 31, 2010, respectively.

In addition, at September 30, 2011 and 2010, the allowance for loan losses represented 94.94% and 81.26% of the total amount of nonperforming loans. A significant portion, or 84%, of nonperforming loans at September 30, 2011 is secured by real estate. Our nonperforming loans have been written down to approximately 72% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the provision for loan losses of $3.1 million for the nine months ended September 30, 2011 to be adequate.

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

In addition, at September 30, 2011, approximately 80% of our loans are collateralized by real estate and approximately 89% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2011, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

The Company's loan approval process includes review of modifications on all criticized loans greater than $100,000.  A loan is considered to be a TDR when the debtor was experiencing financial difficulties and the Company provided concessions such that we will not collect all principal and interest payments in accordance with the original terms of the loan agreement.  We determined that we had 24 loans totaling $7.8 million at September 30, 2011 and two loans totaling $488,000 at December 31, 2010, which we considered as TDRs. The related allowance for these loans was $1.8 million and $282,000 at September 30, 2011 and December 31, 2010, respectively.

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

The amount of out-of-market deposits was $45.8 million, or 8.3% of total deposits, at September 30, 2011 and $86.4 million, or 16.1% of total deposits, at December 31, 2010. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $46.6 million during the first nine months of 2011, our retail deposits have increased $58.9 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 107% at both September 30, 2011 and December 31, 2010.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

			Nine months ended September 30,
	2011		2010
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$55,158	-%	44,261	-%
Interest bearing demand deposits	138,495	1.11%	86,207	1.21%
Money market accounts	104,514	0.83%	91,527	1.04%
Savings accounts	3,673	0.20%	2,690	0.19%
Time deposits less than $100,000	75,766	1.61%	80,970	2.24%
Time deposits greater than $100,000	171,090	2.16%	222,315	2.64%
Total deposits	$548,696	1.34%	527,970	1.84%

The $77.2 million increase in average transaction accounts and the $51.2 million decrease in time deposits of $100,000 or more for the nine months ended September 30, 2011 compared to the 2010 period is a result of our intense focus to replace our out-of-market deposits with local deposits and the nationwide trend of increasing deposits due to economic uncertainty.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $394.6 million and $356.6 million at September 30, 2011 and December 31, 2010, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2011 was as follows:

(dollars in thousands)	September 30, 2011
Three months or less	$25,304
Over three through six months	45,279
Over six through twelve months	58,452
Over twelve months	31,020
Total	$160,055

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Capital Resources

Total shareholders' equity at September 30, 2011 was $61.9 million. At December 31, 2010, total shareholders' equity was $59.2 million. The $2.7 million increase from December 31, 2010 is primarily related to net income of $1.7 million during the nine month period ended September 30, 2011.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2011, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to an additional capital directive, consent order, or such other administrative action or sanction as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2011
	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$80,529	13.23%	73,065	12.0%	48,710	8.0%	60,888	10.0%
Tier 1 Capital (to risk weighted assets)	72,904	11.97%	60,888	10.0%	24,355	4.0%	36,533	6.0%
Tier 1 Capital (to average assets)	72,904	9.69%	67,726	9.0%	30,100	4.0%	37,626	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2011
	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$81,826	13.44%	48,710	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	74,201	12.19%	24,355	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	74,201	9.84%	30,170	4.0%	N/A	N/A

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the nine months ended September 30, 2011 and the year ended December 31, 2010. Since our inception, we have not paid cash dividends.

	September 30, 2011	December 31, 2010
Return on average assets	0.29%	0.12%
Return on average equity	3.61%	1.47%
Return on average common equity	2.37%	(0.53)%
Average equity to average assets ratio	8.13%	8.16%
Tangible common equity to assets ratio	5.98%	5.82%

Our return on average assets was 0.29% for the nine months ended September 30, 2011 compared to 0.12% for the year ended December 31, 2010. In addition, our return on average equity increased to 3.61% for the nine months ended September 30, 2011 from 1.47% for the year ended December 31, 2010. Our equity to assets ratio at September 30, 2011 was 8.13% compared to 8.16% at December 31, 2010. In addition, our return on average common equity was 2.37% for the nine months ended September 30, 2011and our tangible common equity to total assets ratio was 5.98% at September 30, 2011.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2011, unfunded commitments to extend credit were $97.4 million, of which $15.4 million was at fixed rates and $82.0 million was at variable rates. At December 31, 2010, unfunded commitments to extend credit were $86.4 million, of which approximately $9.5 million was at fixed rates and $76.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2011 there was a $2.3 million commitment under letters of credit. At December 31, 2010 there was a $2.8 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following tables set forth information regarding our rate sensitivity for each of the time intervals indicated.

				September 30, 2011
(dollars in thousands)	Within three months	After three but within twelve months	After one but within five Years	After five years	Total
Interest-earning assets:
Federal funds sold	$32,482	-	-	-	32,482
Investment securities	5,777	12,284	38,202	24,749	81,012
Loans	279,717	59,540	186,668	54,627	580,552
Total earning assets	317,976	71,824	224,870	79,376	694,046
Interest-bearing liabilities:
Money market and NOW	250,801	-	-	-	250,801
Regular savings	4,091	-	-	-	4,091
Time deposits	43,251	152,860	42,026	-	238,137
Note payable and other borrowings	63,200	-	44,500	15,000	122,700
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$374,746	152,860	86,526	15,000	629,132
Period gap	$(56,770)	(81,036)	138,344	64,376
Cumulative gap	(56,770)	(137,806)	538	64,914
Ratio of cumulative gap to total earning assets	(8.2% )	(19.9% )	0.1%	9.4%

					December 31, 2010
	Within three months	After three but within twelve months	After one but within five years		After five years	Total
Interest-earning assets:
Federal funds sold	$49,731	-	-		-	49,731
Investment securities	2,709	7,321	25,585		28,168	63,783
Loans	298,597	45,227	180,043		39,693	563,560
Total earning assets	351,037	52,548	205,628		67,861	677,074
Interest-bearing liabilities:
Money market and NOW	237,481	-	-		-	237,481
Regular savings	3,229	-	-		-	3,229
Time deposits	56,746	103,238	88,786		-	248,770
FHLB advances and related debt	70,200	-	37,500		15,000	122,700
Junior subordinated debentures	13,403	-	-		-	13,403
Total interest-bearing liabilities	$381,059	103,238	126,286		15,000	625,583
Period gap	$(30,022)	(50,690)	79,342		52,862
Cumulative Gap	(30,022)	(80,712)	(1,370)		51,491
Ratio of cumulative gap to total earning assets	(4.4% )	(11.9% )	(0.2%	)	7.6%

As measured over the one-year time intervals, we were liability sensitive at both September 30, 2011 and December 31, 2010.  Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 45% and 50% of our loans were variable rate loans at September 30, 2011 and December 31, 2010, respectively. The ratio of cumulative gap to total earning assets after 12 months is (19.9%) because $137.8 million more liabilities will reprice in a 12 month period than assets. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At September 30, 2011, 83.9% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $374.8 million of interest-bearing liabilities set to reprice within three months, 68.0% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At September 30, 2011, we had $137.8 million more liabilities than assets that reprice within the next twelve months. Included in our other borrowings are a number of FHLB advances and structured repurchase agreements with callable features as of September 30, 2011. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts, would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At September 30, 2011 and December 31, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $40.1 million and $53.9 million, or 5.3% and 7.3% of total assets, respectively. Our investment securities at September 30, 2011 and December 31, 2010 amounted to $89.0 million and $72.9 million, or 11.7% and 9.9% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines of credit at September 30, 2011.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2011 was $10.2 million, based on the Bank's $6.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note. 3.

Disclosures about TDRs required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

The Formal Agreement requires the establishment of certain plans and programs within various time periods.   After having completed the following through September 30, 2011, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

•	The Bank has established a compliance committee of its Board of Directors to oversee management's response to all sections of the Formal Agreement. The committee consists of all 11 members of the Bank's Board of Directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Formal Agreement.
•	Policies and procedures were revised or established and approved relating to the following issues:
(1) Loan policies and procedures.
(2) Criticized asset policy, procedures and specific program.
(3) Policies related to managing OREO.
(4) Procedures for maintaining an adequate allowance for loan losses.
(5) Appraisal policy to ensure appraisals conform to appraisal standards and regulations.
•	Current and satisfactory credit information was obtained on all loans lacking such information to ensure proper collateral documentation is in place.
•	We received and evaluated current independent appraisals or updated appraisals on loans secured by certain properties.
•	The Bank's liquidity position was enhanced. We reduced our level of brokered deposits to comply with the OCC agreed upon levels.
•	A profit plan was updated to improve the financial condition of the Bank.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2011, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of September 30, 2011.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, among others. Some of the more recent actions include:

•	On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;
•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;
•	Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;
•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•	Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;
•	Eliminate the Office of Thrift Supervision ("OTS") on July 21, 2011. On that date, the Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, became the primary federal regulator for federal thrifts. In addition, on that date, the Federal Reserve began supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS.
•	On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the program criteria, we did not participate in the SBLF.
•	Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III"). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.
•	In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee ("FOMC"), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•	In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits. We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury's Transaction Account Guarantee Program ("TAGP") through December 31, 2010. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC's general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.
•	In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions - one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.
•	On September 21, 2011, the FOMC announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities. In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 3 years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative. Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective as of September 30, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 6. EXHIBITS.

31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.

32         Section 1350 Certifications.

101       The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1) As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 4, 2011	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.