Form 10-K
period 2011-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2012-03-09
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934

For The Fiscal Year December 31, 2011.

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $25,087,708 as of the last business day of the registrant’s most recently completed second fiscal quarter.

3,841,812 shares of the registrant’s common stock were outstanding as of February 27, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012.	Part III (Portions of Items 10-14)

Table of Contents

SOUTHERN FIRST BANCSHARES, INC.

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

•

the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

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

•

changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury Department’s Capital Purchase Program and other governmental initiatives affecting the financial services industry;

•

general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected resulting in, among other things, a deterioration in credit quality;

•

changes occurring in business conditions and inflation;

•

increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•

changes in deposit flows;

•

changes in technology;

•

the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•

results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•

changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service (“IRS”);

•

changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

•

the rate of delinquencies and amounts of loans charged-off;

•

the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•

our ability to maintain appropriate levels of capital and to comply with our higher individual minimum capital ratios;

•

our ability to attract and retain key personnel;

•

our ability to retain our existing clients, including our deposit relationships;

•

adverse changes in asset quality and resulting credit risk-related losses and expenses;

•

loss of consumer confidence and economic disruptions resulting from terrorist activities; and

•

other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These risks are exacerbated by the developments over the past three years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. Beginning in 2008 and continuing through the present, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

On February 27, 2009, as part of the U.S. Treasury Department's (the “Treasury”) Capital Purchase Program (the “CPP”), the company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury, pursuant to which the company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant (the “CPP Warrant”) to purchase 399,970.34 shares of the company’s common stock, adjusted for the 10% stock dividends in 2011 and 2012, for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The company must consult with the Office of the Comptroller of the Currency (the “OCC”) before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the “EESA”), will not necessarily be required to raise additional equity capital in order to redeem this stock.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock, adjusted for the 10% stock dividends in 2011 and 2012. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant.

On June 8, 2010, the bank entered into a formal agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). The Formal Agreement seeks to enhance the bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the bank have aggressively worked to improve these practices and procedures and believe the bank is currently in compliance with substantially all of the requirements of the Formal Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more discussion of the Formal Agreement.

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

Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. It is South Carolina’s most populous county with approximately 454,000 residents. Greenville is also one of the state’s wealthiest counties, with estimated median household income of $53,000 for 2010. In the past decade, Greenville County has attracted more than $6 billion in new business investments and 43,000 new jobs and continues to trend in this direction. Greenville County is considered the “economic engine of South Carolina” and was recognized by Expansion Management Magazine in 2007 as the 3rd top real estate market in the country for expanding and relocating businesses.

We opened our first branch office, located on The Parkway near Thornblade Country Club in Greenville, in March 2005 and our second branch office, located in the historic Augusta Road area of Greenville, in November 2005. In July of 2008, we opened our third branch office in Greenville County, located in the fast-growing area of Woodruff Road. We believe that the demographics and growth characteristics of these locations will provide us with significant opportunities to further develop existing client relationships and expand our client base.

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

In January 2007, we opened our first office in Columbia as a loan production office which became a full-service branch in July 2007. In July 2008, we opened our second branch office in the Columbia market which is located on Sunset Avenue in Lexington. In August 2009 we opened our Columbia regional headquarters building located on Knox Abbott Drive and subsequently closed our temporary office location on Lady Street.

We have received approval from our primary regulator and are currently in the process of constructing a third office in the Columbia market which will be located on Forest Drive.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2011, we had net loans of $589.7 million, representing 76.8% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2011, our average loan size was approximately $204,000. Excluding home equity lines of credit, the average loan size was approximately $234,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2011, our 10 largest client loan relationships represented approximately $46.8 million, or 7.8% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending limit or by the voting members of the officers’ loan committee, which is comprised of a group of our senior commercial lenders, bank president, and CEO.  The officers’ loan committee has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board. We do not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the bank, consistent with federal banking regulations.

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2011, approximately $58.7 million, or 9.8% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 68 loans totaling approximately $17.2 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. In addition, our allowance for loan loss model considers and allocates a higher reserve for these types of loans. Furthermore, there are industry practices that could subject the company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  Based upon the capitalization of the bank at December 31, 2011, the maximum amount we could lend to one borrower is $12.5 million. However, our internal lending limit at December 31, 2011 is $8.7 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the bank’s clients. The bank’s legal lending limit will increase or decrease in response to increases or decreases in the bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our Loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction and development loans, residential real estate loans, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2011, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 79.9% of our loan portfolio. In addition, commercial business loans comprised 18.7% and other consumer loans comprised 1.5% of our total loan portfolio.

Interest rates for all real estate loan categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. We generally charge an origination fee for each loan which is taken into income over the life of the loan as an adjustment to the loan yield. Other loan fees consist primarily of late charge fees. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. Although, the loans are collateralized by real estate, the primary source of repayment may not be the sale of real estate.

The following describes the types of loans in our loan portfolio.

•

Commercial Real Estate Loans. At December 31, 2011, commercial owner occupied and non-owner occupied real estate loans amounted to $314.2 million, or approximately 52.5% of our loan portfolio. Of our commercial real estate loan portfolio, $164.8 million in loans were non-owner occupied properties, representing 52.4% of our commercial real estate portfolio and 27.5% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $149.4 million in loans or 47.6% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 25.0% of our total loan portfolio. At December 31, 2011, our individual commercial real estate loans ranged in size from approximately

$1,000 to $7.0 million, with an average loan size of approximately $508,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•

Construction and Development Real Estate Loans.  We offer adjustable and fixed rate construction and development loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2011, total commercial and consumer construction loans amounted to $23.5 million, or 3.9% of our loan portfolio. Commercial construction loans represented $17.9 million, or 3.0%, of our total loan portfolio, while consumer construction loans represented $5.6 million, or 0.9% of our total loan portfolio. At December 31, 2011, our commercial construction and development real estate loans ranged in size from approximately $2,000 to $3.0 million, with an average loan size of approximately $598,000. At December 31, 2011, our consumer or residential construction loans ranged in size from approximately $86,000 to $620,000, with an average loan size of approximately $292,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

•

Consumer Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term consumer or residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2011, consumer real estate loans (other than construction loans) amounted to $140.6 million, or 23.5% of our loan portfolio. Included in the consumer real estate loans was $57.9 million, or 9.7% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $82.7 million, or 13.8% of our total loan portfolio. At December 31, 2011, our individual residential real estate loans ranged in size from $9,000 to $2.6 million, with an average loan size of approximately $281,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2011, our individual home equity lines of credit ranged in size from $1,000 to $1.3 million, with an average of approximately $113,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of five years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2011, commercial business loans amounted to $111.9 million, or 18.7% of our loan portfolio, and ranged in size from approximately $1,500 to $2.5 million, with an average loan size of approximately $160,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2011, we had not originated any small business loans utilizing government enhancements.

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2011, consumer loans other than real estate amounted to $9.1 million, or 1.5% of our loan portfolio, and ranged in size from $100 to $742,000, with an average loan size of approximately $14,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented 8.1% of total deposits at December 31, 2011. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. Accordingly, we opened a new regional retail office in the Columbia, South Carolina area in August 2009, which has assisted us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2011, there were 35 financial institutions in our primary market of Greenville County and 29 other financial institutions in the Columbia market. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services, that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2011, the most recent date for which market data is available, total deposits in the bank’s primary service area, Greenville County, were over $12.9 billion, which represented a 1.4% increase from 2010. At June 30, 2011, our deposits represented 3.3% of the market.

We first entered the retail deposit market in Columbia as a full-service branch office in July 2007. Our service area in the Columbia market includes both Lexington and Richland counties with combined deposits in excess of $13.6 billion as of June 30, 2011, a 1.6% decrease from 2010. Our deposits represent 1.0% of the market.

Employees

At December 31, 2011 and 2010, we employed a total of 113 and 104 full-time equivalent employees, respectively. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Developments

The Congress, the Treasury Department and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system. Several regulatory and governmental actions have been announced including:

•

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The Treasury also allocated $250 billion towards the CPP, pursuant to which the Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

•

On February 27, 2009, as part of the CPP, the company entered into the CPP Purchase Agreement with the Treasury, pursuant to which Southern First sold (i) 17,299 shares of its Series T Preferred Stock and (ii) the CPP Warrant to purchase 399,970.34 shares of the company’s common stock (adjusted for the 10% stock dividends in 2011 and 2012) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $6.487 per share of the common stock (adjusted for the 10% stock dividends in 2011 and 2012).

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

•

In June 2010, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii)

be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

•

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

o

The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

o

The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

o

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so−called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

o

Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

o

The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

o

Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

o

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective on October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the company, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

o

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012.

•

On September 21, 2011, the Federal Open Market Committee (“FOMC”) announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities. In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of three years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative. Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

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

Southern First Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Southern First Bank, N.A.

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. The OCC and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

•

security devices and procedures;

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

The OCC requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios — Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well capitalized,” the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

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

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

As of December 31, 2011, the bank was deemed to be “well capitalized.”

The Basel Committee released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012.

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

Insurance of Accounts and Regulation by the FDIC.  The bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the

FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits. This resulted in assessments ranging from 7 to 77.5 basis points. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund. We paid this one-time special assessment in the amount of $336,000 to the FDIC at the end of the third quarter 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $3.2 million in prepaid risk-based assessments, which included $207,000 million related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $825,000 in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2009. As a result, we incurred increased insurance costs during 2009 and 2010 than in previous periods.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations. The first rule changed the assessment base from one based on domestic deposits to one based on assets. The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution is defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system became effective as of April 1, 2011.

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

As noted above, effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd−Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2011, the company did not have any financial subsidiaries.

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

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

On June 8, 2010, the Bank entered into the Formal Agreement with its primary regulator, the OCC. The Formal Agreement is based on the findings of the OCC during their on-site examination of the Bank as of March 31, 2009.  The Formal Agreement seeks to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. Specifically, under the terms of the Formal Agreement, the Bank is required to (i) protect its interest in assets criticized by the OCC; (ii) develop, implement, and adhere to a written program to reduce the high level of credit risk; (iii) obtain credit information on all loans lacking such information and ensure proper collateral documentation is in place; (iv) engage the services of an independent appraiser to provide updated appraisals for certain loans where the most recent appraisal is more than 12 months old; (v) update and implement written policies/programs addressing loan policy, allowance for loan and lease losses, and other real estate owned; (vi) continue to improve its liquidity position and maintain adequate sources of funding; (vii) obtain prior written determination of no supervisory objection from the OCC before accepting, renewing, or rolling over brokered deposits in excess of 25% of total deposits; (viii) update and adhere to its profit plan designed to improve the condition of the Bank; and (ix) submit periodic reports to the OCC regarding various aspects of the foregoing actions. The Board of Directors and management of the bank have aggressively worked to improve these practices and procedures and believe the bank is currently in compliance with substantially all of the requirements of the Formal Agreement.

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

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2012. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Furthermore, the potential exists for additional federal or state laws and regulations, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations by issuing formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation, legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

In response to the challenges facing the financial services sector, a number of regulatory and legislative actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2011, approximately 79.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. Our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect our business, financial condition, and results of operations.

At December 31, 2011, 55.5% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans ware typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality.  Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2011, approximately 55.5% of our loan portfolio, was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 93.6% of our interest income for the year ended December 31, 2011. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank.

We are subject to Federal Reserve regulation. Our bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the OCC, and the FDIC, the regulating authority that insures customer deposits. Also, as a member of the Federal Home Loan Bank (the “FHLB”), our bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our bank under these laws could have a material adverse effect on our results of operations.

We are exposed to further changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the Treasury announced the CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See “Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank” above.

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

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors are able to offer more services, more favorable pricing or greater customer convenience than the company. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

Because of our participation in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

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

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the Treasury pursuant to the Capital Purchase Program.

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

The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 10.47% of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

A percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as “exceptions.” We categorize exceptions as policy exceptions, financial statement exceptions and document exceptions. As of December 31, 2011, approximately 7% of the loans in our portfolio included document exceptions to our loan policies, which is less than our internal limit. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

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

Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

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

In July 2008, we opened our Woodruff Road office which is located in one of the fastest growing areas of Greenville County. We own these premises. We also opened our second retail office in the Columbia Market in July of 2008, in Lexington. Our Lexington office is located on Sunset Avenue at the intersection of Saluda Springs Road and Highway 378. We have a land lease on this property with an initial term of 20 years and own the banking office.

In August 2009, we opened our Columbia regional headquarters building in Cayce, South Carolina near the historic Guignard brick works. We own these premises.

In December 2011, we purchased land in Lexington County, located on Forest Drive, with plans to construct a third retail branch office in the Columbia Market. We plan to open this office in late 2012.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” From the date of our initial public offering on October 26, 1999 to September 24, 2004, our common stock had been quoted on the OTC Bulletin Board under the symbol “GVBK.” On September 24, 2004, our common stock began trading on the NASDAQ Global Market. On July 2, 2007, we changed our symbol to “SFST” in conjunction with the change in our corporate name to Southern First Bancshares, Inc. We had approximately 1,000 shareholders of record on February 28, 2012.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends depends primarily on the ability of our subsidiary, Southern First Bank, to pay dividends to us. As a national bank, Southern First Bank may only pay cash dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all cash dividends declared in any calendar year by the bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a cash dividend under certain circumstances.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2011 and 2010 (adjusted for the 10% stock dividends in 2011 and 2012).

2011	High	Low
First Quarter	$7.81	$6.16
Second Quarter	7.73	6.92
Third Quarter	9.48	6.18
Fourth Quarter	7.21	5.51

2010
First Quarter	$6.69	$5.00
Second Quarter	7.31	5.78
Third Quarter	5.99	4.92
Fourth Quarter	6.41	4.95

The following table sets forth equity compensation plan information at December 31, 2011. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011 and 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	399,913	$7.45	—
2010 Stock Incentive Plan – options	14,358	7.05	318,392
2006 Restricted Stock Plan	—	—	7,535
2010 Stock Incentive Plan – restricted stock	—	—	72,600
Total	414,271	$7.44	398,527

(1)

Under the terms of Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to reissued as non-qualified stock option awards.

Item 6. Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Total assets	$767,745	736,490	719,297	692,979	628,129
Investment securities	108,584	72,853	94,633	85,412	87,507
Loans, net (1)	589,709	564,006	566,510	559,602	503,098
Allowance for loan losses	8,925	8,386	7,760	7,005	5,751
Deposits	562,912	536,296	494,084	469,537	412,821
FHLB advances and related debt	122,700	122,700	142,700	149,675	150,500
Note payable	—	—	4,250	15,000	8,020
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Shareholders’ equity	62,539	59,216	59,841	39,786	38,278
SELECTED RESULTS OF OPERATIONS DATA
Interest income	35,142	35,529	36,177	40,213	39,520
Interest expense	11,854	15,317	16,895	21,853	22,781
Net interest income	23,288	20,212	19,282	18,360	16,739
Provision for loan losses	5,270	5,610	4,310	3,161	2,050
Net interest income after provision for loan losses	18,018	14,602	14,972	15,199	14,689
Noninterest income (loss)	2,770	3,045	2,185	(260)	1,234
Noninterest expenses	17,867	16,564	15,393	12,461	10,847
Income before income tax expense	2,921	1,083	1,764	2,478	5,076
Income tax expense	833	193	345	626	1,641
Net income	2,088	890	1,419	1,852	3,435
Preferred stock dividends	865	865	730	—	—
Discount accretion (4)	279	260	200	—	—
Net income (loss) available to common shareholders (4)	$944	(235)	489	1,852	3,435
PER COMMON SHARE DATA (2)(4)
Basic	$0.25	(0.06)	0.07	0.51	0.96
Diluted	0.24	(0.06)	0.07	0.48	.87
Book value	12.02	11.28	11.69	10.80	10.74
Weighted average number of common shares outstanding:
Basic	3,819	3,799	3,696	3,628	3,560
Diluted	3,897	3,799	3,728	3,832	3,913
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.28%	0.12%	0.20%	0.27%	0.60%
Return on average equity	3.40%	1.47%	2.51%	4.73%	9.40%
Return on average common equity (4)	2.10%	(0.53)%	1.20%	4.73%	9.40%
Net interest margin, tax equivalent	3.30%	2.91%	2.84%	2.82%	3.05%
Loan to deposit ratio (1)	106.35%	106.73%	116.23%	120.67%	123.26%
Efficiency ratio (3)	64.95%	70.46%	70.24%	61.61%	60.50%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	2.33%	2.61%	2.69%	1.73%	0.92%
Nonperforming assets to total assets (1)	1.82%	2.03%	2.15%	1.42%	0.75%
Net charge-offs to average total loans (1)	0.81%	0.86%	0.63%	0.35%	0.27%
Allowance for loan losses to nonperforming loans	86.96%	89.92%	66.09%	91.00%	129.65%
Allowance for loan losses to total loans (1)	1.49%	1.47%	1.35%	1.24%	1.13%
Capital Ratios:
Average equity to average assets	8.12%	8.16%	7.85%	5.73%	6.35%
Common equity to assets (4)	5.98%	5.82%	6.09%	5.74%	6.09%
Bank Leverage ratio	9.50%	9.60%	9.60%	9.80%	9.50%
Bank Tier 1 risk-based capital ratio	11.90%	12.00%	11.60%	11.60%	11.30%
Bank Total risk-based capital ratio	13.10%	13.20%	12.80%	12.80%	12.40%

(1)	Includes nonperforming loans.
(2)	Adjusted for all years presented giving retroactive effect to a three-for-two common stock split in November 2003 and subsequent 10% stock dividends in 2011 and 2012.
(3)	Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains, losses, or impairment, and real estate activity.
(4)	Amounts and ratios for 2009 and 2010 periods have been restated for a correction of an error. See Note 1 to the financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2011.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Company’s Audit Committee.

Allowance for Loan Losses

The allowance for loan loss is management’s estimate of credit losses inherent in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance consists of general and specific components.

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each funded loan. In the development of our statistically derived loan grade loss factors, we observe historical losses over a relevant period for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. For consumer loans, we determine the allowance on a collective basis utilizing historical losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics.

Included in the general component of the allowance for loan losses for both portfolio segments is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Uncertainties and subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity or problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons are factors considered.

The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the value of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For loans that are classified as impaired, an allowance is established when the value of the impaired loan is lower than the carrying value of that loan. The specific component also includes an amount for the estimated impairment on commercial and consumer loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status.

In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our allowance for loan losses policy. Specifically, since December 31, 2010, we have modified our allowance methodology related to the commercial and consumer loan portfolios to use historical loss rates in determining the appropriate level of allowance needed. In addition, we have allocated the unallocated component of the allowance that existed at December 31, 2010 into the commercial and consumer portfolio segments.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Fair Valuation of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Additionally, we may be required to record other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and the related impact to income. Additionally, for financial instruments not recorded at fair value, we disclose the estimate of their fair value.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. Specifically, we use independent pricing services to obtain fair values based on quoted prices. Quoted prices are subject to our internal price verification procedures. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. Most of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of an instrument is dependent upon the availability of quoted market prices or observable market parameters. For instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management’s judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments are required to available observable inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.

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

Other-Than-Temporary Impairment Analysis

Our debt securities are classified as securities available for sale and reported at fair value. Unrealized gains and losses, after applicable taxes, are reported in shareholders’ equity. We conduct other-than-temporary impairment (“OTTI”) analysis on a quarterly basis or more often if a potential loss-triggering event occurs. The initial indicator of OTTI for debt securities is a decline in market value below the amount recorded for an investment and the severity and duration of the decline. For a debt security for which there has been a decline in the fair value below amortized cost basis, we recognize OTTI if we (1) have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the security.

Other Real Estate Owned

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

Economic conditions, competition, and the monetary and fiscal policies of the federal government significantly affect most financial institutions, including the bank. Lending and deposit activities and fee income generation are influenced by levels of business spending and investment, consumer income, consumer spending and savings, capital market activities, and competition among financial institutions, as well as client preferences, interest rate conditions and prevailing market rates on competing products in our market areas.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Effect of Economic Trends

The twelve months ended December 31, 2011 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, during the past four years, hundreds of financial institutions failed or merged with other institutions, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the TARP, the Recovery Act, the Dodd-Frank Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the TARP, the Recovery Act, the Dodd-Frank Act or any governmental program on the financial markets.

The weak economic conditions are expected to continue into 2012. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

EARNINGS REVIEW

Net income for the year ended December 31, 2011 was $2.1 million, a 134.6% increase from $890,000 for the year ended December 31, 2010. After our dividend payment to the Treasury as preferred shareholder, net income to common shareholders was $944,000, or diluted earnings per share (“EPS”) of $0.24, for the year ended December 31, 2011 as compared to a net loss to common shareholders of $235,000, or diluted EPS of ($0.06). The increase in net income resulted primarily from an increase in net interest income and a decrease in the provision for loan losses, partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense.

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2011, 2010, and 2009, our net interest income was $23.3 million, $20.2 million, and $19.3 million, respectively. The increase in net interest income during 2011 was driven by lower rates on our interest-bearing liabilities, while the 2010 increase in net interest income related to both the increased average of interest-earning assets and reduced rates on interest-bearing liabilities compared to the 2009 period.

Our net interest margin on a tax-equivalent basis was 3.30% for the twelve months ended December 31, 2011, a 39 basis point increase from 2.91% for same period of 2010, while the 2010 net interest margin was a 7 basis point increase over the 2009 net interest margin of 2.84%. The increase in net interest margin during the 2011 period compared to the prior year is driven primarily by reduced costs related to our deposits and borrowings rather than from increased interest income. While we do not expect our loan yields to change significantly in the near future, we do anticipate our future deposit costs to continue to decrease as we have approximately $105.7 million of retail CDs scheduled to mature and reprice in the next six months combined with maturities of $30.8 million of wholesale CDs which we do not anticipate replacing. The increase in the 2010 net interest margin over 2009 related to both the increased level of interest-earning assets and rate reduction on our interest-bearing liabilities.

Interest income for the years ended December 31, 2011, 2010, and 2009 was $35.1 million, $35.5 million, and $36.2 million, respectively. During 2011, 93.6% of our interest income related to interest on loans, 6.1% related to interest on investments, and 0.3% from interest on federal funds sold. Comparatively, during 2010 and 2009, loan interest income comprised 91.7% and 87.7% of interest income, respectively, investment interest comprised 8.1% and 12.2%, respectively, and interest on federal funds sold equated to 0.2% and 0.1%, respectively, of interest income. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 81.8%, 82.9% and 83.4% of average interest-earning assets for the years ended December 31, 2011, 2010 and 2009, respectively. Included in interest income on loans for the years ended December 31, 2011, 2010 and 2009 was $458,000, $452,000 and $599,000, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense for the years ended December 31, 2011, 2010, and 2009, was $11.9 million, $15.3 million, and $16.9 million, respectively. The 22.6% decrease in interest expense during 2011 relates primarily to $2.4 less interest expense on deposits, combined with $1.0 million less interest expense on our borrowings. Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 represented 59.0%, 61.5%, and 59.2%, respectively, of total interest expense, while interest expense on borrowings represented 41.0%, 38.5%, and 40.8%, respectively, of total interest expense.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2011, 2010, and 2009. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2011, 2010 and 2009. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold	$ 45,498	$ 106	0.23%	$ 25,666	$ 59	0.23%	$ 14,375	$ 31	0.22%
Investment securities, taxable	70,832	1,718	2.43%	86,418	2,617	3.03%	94,733	4,278	4.52%
Investment securities, nontaxable (1)	13,593	687	5.05%	7,822	429	5.49%	3,898	235	6.04%
Loans	584,633	32,892	5.63%	579,383	32,587	5.62%	568,556	31,722	5.58%
Total earning assets	714,556	35,403	4.95%	699,289	35,692	5.10%	681,562	36,266	5.32%
Nonearning assets	41,931			43,251			38,571
Total assets	$756,487			$742,540			$720,133
Interest-bearing liabilities
NOW accounts	$140,139	$ 1,437	1.03%	$ 96,901	$ 1,232	1.27%	$ 43,465	$ 301	0.69%
Savings & money market	111,813	840	0.75%	97,183	954	0.98%	86,506	958	1.11%
Time deposits	243,618	4,716	1.94%	291,129	7,238	2.49%	318,255	8,737	2.75%
Total interest-bearing deposits	495,570	6,993	1.41%	485,213	9,424	1.94%	448,226	9,996	2.23%
FHLB advances and repurchase agreements	122,704	4,512	3.68%	131,961	5,538	4.20%	156,313	6,474	4.14%
Junior subordinated debt	13,403	349	2.60%	13,403	355	2.64%	13,403	425	3.17%
Total interest-bearing liabilities	631,677	11,854	1.88%	630,577	15,317	2.43%	617,942	16,895	2.73%
Noninterest-bearing liabilities	63,384			51,356			45,686
Shareholders’ equity	61,426			60,607			56,505
Total liabilities and shareholders’ equity	$756,487			$742,540			$720,133
Net interest spread			3.07%			2.67%			2.59%
Net interest income( tax equivalent)/margin		$23,549	3.30%		$20,375	2.91%		$19,371	2.84%
Less: tax-equivalent adjustment (1)		(261)			(163)			(89)
Net interest income		$23,288			$20,212			$19,282

(1)The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Despite the $15.3 million increase in interest-earning assets during 2011, our tax-equivalent interest income decreased by $289,000, or 15 basis points. The decline in yield on our interest earning assets was driven primarily by the increased levels of federal funds sold which yielded interest at only 23 basis points, combined with lower balances in our taxable investment securities. In addition, the yield on our investment securities decreased during the year ended December 31, 2011 compared to the same period in 2010 as a result of the investment transactions we initiated during 2010 as we recognized gains in our investment portfolio. The securities we purchased yielded lower rates than the investment securities we sold.

Our interest expense also decreased during 2011 as compared to 2010 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities increased by $1.1 million during the year ended December 31, 2011, compared to the same period in 2010, the rate on these liabilities decreased by 55 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets. However, as of December 31, 2011, a majority of our Federal Home Loan Bank (“FHLB”) advances and repurchase agreements were at fixed interest rates, while our junior subordinated debt had variable interest rates.

Our net interest spread was 3.08% for the year ended December 31, 2011 compared to 2.67% for the same period in 2010 and 2.59% for 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 55 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 15 basis point decline in yield on our earning assets, resulted in a 41 basis point increase in our net interest spread for the 2011 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2011 vs. 2010				December 31, 2010 vs. 2009
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 254	50	1	305	626	235	4	865
Investment securities	(300)	(490)	51	(739)	(197)	(1,407)	63	(1,541)
Federal funds sold	47	-	-	47	26	1	1	28
Total interest income	1	(440)	52	(387)	455	(1,171)	68	(648)
Interest expense
Deposits	409	(2,723)	(117)	(2,431)	936	(1,376)	(132)	(572)
Note payable and other debt	(389)	(686)	48	(1,027)	(1,016)	96	(15)	(935)
Junior subordinated debt	-	(5)	-	(5)	-	(71)	-	(71)
Total interest expense	20	(3,414)	(69)	(3,463)	(80)	(1,351)	(147)	(1,578)
Net interest income	$ (19)	2,974	121	3,076	535	180	215	930

Net interest income, the largest component of our income, was $23.3 million for the year ended December 31, 2011, a $3.1 million increase from net interest income of $20.2 million for the year ended December 31, 2010. Our average interest-earning assets increased $15.3 million during the 2011 period, compared to the 2010 period, while our average interest-bearing liabilities increased only $1.1 million, compared to the prior year. Although our average interest-earning assets increased by $14.2 million more than our interest-bearing liabilities during the 2011 period, the decrease in rates on our interest-bearing liabilities was the primary driver of the increase in net interest income, which effectively reduced interest expense by $3.4 million for the year ended December 31, 2011.

During the year ended December 31, 2010, our net interest income increased $930,000 from net interest income of $19.3 million for the year ended December 31, 2009. In addition, our average interest-earning assets increased $17.7 million, compared to the prior year, and our average interest-bearing liabilities increased $12.6 million, compared to the 2009 period. Although our average interest-earning assets increased by $5.1 million more than our interest-bearing liabilities, the cost of our interest-bearing liabilities declined by 30 basis points, of which $1.4 million of the decrease was related to lower rates on our deposits and borrowings. However, the yield on our interest-earning assets also declined by 22 basis points and resulted in a $1.2 million reduction in interest income due to the lower rates and partially offset the reduction in interest expense.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Balance Sheet Review – Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2011	2010	2009
Balance, beginning of period	$8,386	7,760	7,005
Provision	5,270	5,610	4,310
Loan charge-offs	(4,938)	(5,160)	(3,664)
Loan recoveries	207	176	109
Net loan charge-offs	(4,731)	(4,984)	(3,555)
Balance, end of period	$8,925	8,386	7,760

For the year ended December 31, 2011, we incurred a noncash expense related to the provision for loan losses of $5.3 million, bringing the allowance for loan losses to $8.9 million, or 1.49% of gross loans, as of December 31, 2011. The $5.3 million provision for 2011 related primarily to both the level of charge-offs that occurred during this period and the increase in non-performing loans. During the twelve months ended December 31, 2011, we charged-off $4.9 million in loans and recorded $207,000 of recoveries on loans previously charged-off. The $4.7 million net charge-offs represented 0.81% of the average outstanding loan portfolio for the year ended December 31, 2011. While our net charge-offs were $253,000 less than in 2010, the 2011 level of charge-offs is higher than our historical levels. We expect the elevated level of charge-offs to continue into 2012.

In comparison, for the same periods in 2010 and 2009, we added $5.6 million and $4.3 million, respectively, to the provision for loan losses, resulting in an allowance of $8.4 million and $7.8 million at December 31, 2010 and 2009, respectively. The allowance for loan losses as a percentage of gross loans was 1.47% and 1.35% at December 31, 2010 and 2009, respectively. We reported net charge-offs of $5.0 million and $3.6 million for the years ended December 31, 2010 and 2009, respectively, including recoveries of $176,000 and $109,000 for the same periods in 2010 and 2009. The net charge-offs of $5.0 million and $3.6 million during 2010 and 2009, respectively, represented 0.86% and 0.63% of the average outstanding loan portfolios for the respective years.

At December 31, 2011, 2010 and 2009, the allowance for loan losses represented 87.0%, 89.9%, and 66.1% of the amount of non-performing loans. A significant portion, or 77.2%, of nonperforming loans at December 31, 2011 are secured by real estate. Our nonperforming loans have been written down to approximately 72% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans combined with our write-downs on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $5.3 million for the year ended December 31, 2011 to be adequate.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Loan fee income	$877	711	431
Service fees on deposit accounts	638	583	732
Income from bank owned life insurance	565	554	605
Gain on sale of investment securities	23	1,156	41
Other than temporary impairment on investment securities	(25)	(450)	—
Other income	692	491	376
Total noninterest income	$2,770	3,045	2,185

Noninterest income decreased $275,000 from $3.1 million for the year ended December 31, 2010 to $2.8 million for 2011. The decrease in total noninterest income during 2011 resulted primarily from the $1.2 million gain on sale of investment securities recorded during 2010, offset in part by the $450,000 other than temporary impairment recognized during the period. Excluding the securities gains and impairment in 2011 and 2010, noninterest income increased by $433,000, or 18.5%, during 2011 as a result of the following:

•

Loan fee income increased $166,000 or 23.3%, driven primarily from increased mortgage origination fee income.

•

Service fees on deposit accounts increased 9.4%, or $55,000, primarily related to increased income from service charges on our checking, money market, and savings accounts, and additional non-sufficient funds (“NSF”) fee income.

•

Other income increased by $201,000, or 40.9%, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building and additional fee income from ATM and debit card transactions which is volume driven.

Noninterest income increased $860,000 to $3.1 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009. The increase during 2010 resulted primarily from the following:

•

Loan fee income increased $280,000 related primarily to additional mortgage origination income.

•

A gain on sale of investment securities for $1.2 million was recognized during the 2010 period, compared to a gain of $41,000 during 2009.

•

Other income which consists primarily of income from fees received on ATM and debit card transactions, wire transfers, and other client related services increased $115,000 due to increased volume of transactions and additional client accounts.

Partially offsetting these increases in noninterest income from 2009 to 2010, were decreases related to the following:

•

Service charges on deposit accounts decreased by $149,000, driven primarily by a $181,000 reduction in NSF fees, partially offset by increases in service charges and other deposit related fees.

•

Income derived from bank owned life insurance decreased by $51,000 due to reduced rates of return on the insurance policies due to the current market environment.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as our bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $389,000, $322,000, and $243,000 for the years ended December 31, 2011, 2010, and 2009, respectively, the majority of which related to interchange fee income. We will continue to monitor the regulations as they are implemented.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Compensation and benefits	$8,933	8,245	7,840
Occupancy	2,282	2,135	1,938
Real estate owned activity	940	674	342
Data processing and related costs	1,869	1,624	1,451
Insurance	1,437	1,533	1,433
Marketing	686	690	659
Professional fees	658	659	650
Other	1,062	1,004	1,080
Total noninterest expenses	$17,867	16,564	15,393

Noninterest expense was $17.9 million for the year ended December 31, 2011, a $1.3 million, or 7.9%, increase from noninterest expense of $16.6 million for 2010. Compensation and benefits, occupancy, and data processing costs comprised 73.2% of total noninterest expenses during 2011, compared to 72.5% in 2010.

Our efficiency ratio, which excludes gains on sale of investment securities and real estate owned activity, was 65.0% and 70.5% for the years ended December 31, 2011 and 2010, respectively. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. Based on this calculation, we spent $0.65 on average to earn each $1.00 of revenue during the year ended December 31, 2011.

The increase in total noninterest expense during 2011 resulted primarily from the following:

•

•

Compensation and benefits expense increased $688,000, or 8.3%, during 2011 relating primarily to increases in base and incentive compensation expenses and benefits expense. Base compensation expense increased $293,000 due primarily to the cost of nine additional employees in the areas of client services and deposit and loan operations, as well as annual salary increases, while the $126,000 increase in incentive compensation expense is due to certain targeted financial performance goals being met by management during the year. In addition, benefits expense represented 19.8% of total compensation and benefits during 2011 and increased $291,000 over the prior year. Benefit expense represented 17.9% of total compensation and benefits during 2010.

•

Occupancy expenses increased 6.9%, or $147,000, driven primarily by increased utilities and repairs and maintenance expenses.

•

Expenses related to real estate we own increased by $266,000, relating primarily to costs associated with the disposition of certain other real estate owned, and included a $150,000 gain on the sale of property held for investment.

•

Data processing and related costs increased 15.1%, or $245,000, primarily related to the costs of new services we offer, such as mobile banking and other electronic banking, as well as the increased number of clients and accounts we service.

Offsetting the increases in noninterest expenses was a $96,000, or 6.3%, decrease in insurance expense related to a reduction in the quarterly FDIC assessment resulting from a change in the assessment calculation. The assessment base changed to an asset based calculation effective for the second quarter of 2011. This new assessment base reduces our quarterly assessment by approximately $75,000 per quarter based on our current asset base.

Noninterest expense for the years ended December 31, 2010 and 2009 was $16.6 million and $15.4 million, respectively. The $1.2 million increase during 2010 related primarily to the following:

•

Compensation and benefits expense increased by $405,000 due primarily to an increase in base compensation, partially offset by a reduction in incentive compensation. The $596,000 increase in base compensation related primarily to the cost of the additional employees hired to staff our new regional headquarters in Columbia, South Carolina, as well as annual salary increases, while the decreased incentive compensation was driven by the fact that certain targeted financial performance goals were not achieved by management, resulting in less incentive compensation during 2010. Benefits expense represented 17.9% of total compensation and benefits during 2010 and 18.9% during 2009.

•

Occupancy expense increased $197,000 during 2010 due primarily to the expenses related to our new regional headquarters in Columbia, South Carolina which opened in the third quarter of 2009.

•

Data processing costs increased $173,000, as a significant portion of the costs incurred are directly related to our number of client loan and deposit accounts, as well as the related volume of transactions, and the various services we provide to our clients.

•

Insurance expense increased $100,000 to $1.5 million during 2010, related primarily to a general increase in the assessment rate used to calculate FDIC insurance premiums as well as an increased assessment from the OCC.

Income tax expense was $833,000, $193,000 and $345,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in income tax expense in 2011 was primarily a result of the increase in our net income. Our effective tax rate was 28.5% for the year ended December 31, 2011, and 17.8% and 19.6% for the years ended December 31, 2010 and 2009, respectively. The lower net income during these years, combined with additional tax-exempt income from bank owned life insurance and state and municipal investment securities, increased the impact that our tax-exempt income had in lowering our effective tax rate.

BALANCE SHEET REVIEW

At December 31, 2011, we had total assets of $767.8 million, consisting principally of $598.6 million in loans, $108.6 million in investments, $23.0 million in cash and cash equivalents, and $18.1 million in bank owned life insurance. Our liabilities at December 31, 2011 totaled $705.2 million, consisting principally of $562.9 million in deposits, $122.7 million in FHLB advances and related debt, and $13.4 million of junior subordinated debentures. At December 31, 2011, our shareholders’ equity was $62.5 million.

At December 31, 2010, we had total assets of $736.5 million, consisting principally of $572.4 million in loans, $72.9 million in investments, $53.9 million in cash and cash equivalents, and $14.5 million in bank owned life insurance. Our liabilities at December 31, 2010 totaled $677.3 million, consisting principally of $536.3 million in deposits, $122.7 million in FHLB advances and related debt, and $13.4 million of junior subordinated debentures. At December 31, 2010, our shareholders’ equity was $59.2 million.

Investment Securities

At December 31, 2011, the $108.6 million in our investment securities portfolio represented approximately 14.1% of our total assets. Our investment portfolio included municipal securities, and mortgage-backed securities with a fair value of $100.7 million and an amortized cost of $99.1 million for an unrealized gain of $1.6 million.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Government sponsored enterprises	$—	—	—	—	11,615	11,540
State and political subdivisions	17,390	18,248	11,331	11,166	5,267	5,309
Mortgage-backed securities	81,694	82,412	53,518	52,617	58,580	59,346
Total	99,084	100,660	64,849	63,783	75,462	76,195
Held to Maturity
Mortgage-backed securities	$—	—	—	—	9,225	9,516

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2011, we had no securities with a maturity of less than one year.

	December 31, 2011
	One to Five Years		Five to Ten Years		Over Ten Year		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$527	1.35%	$5,845	2.81%	$11,876	3.34%	$18,248	3.11%
Mortgage-backed securities	—	—	11,318	1.89%	71,094	2.29%	82,412	2.24%
Total	$527	1.35%	$17,163	2.19%	$82,970	2.44%	$100,660	2.39%

At December 31, 2011, the company had 10 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2011	2010
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,937	6,333
Certificates of deposit	99	849
Investment in Trust Preferred subsidiaries	403	403
	$7,924	9,070

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2011 and 2010 were $584.6 million and $579.4 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2011 and 2010 were $598.6 million and $572.4 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2011. The $11.6 million and $6.5 million increases in owner-occupied real estate and construction loans, respectively, is related to our focus to continue to originate high quality owner-occupied and other real estate loans.

	December 31,
	2011		2010		2009		2008		2007
		%of		%of		%of		%of		%of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$149,426	25.0%	$137,873	24.1%	$132,569	23.1%	$113,370	20.0%	$114,168	22.4%
Non-owner occupied RE	164,776	27.5%	163,971	28.6%	160,460	27.9%	151,274	26.7%	147,478	29.0%
Construction	17,882	3.0%	11,344	2.0%	22,741	4.0%	52,981	9.4%	38,464	7.6%
Business	111,939	18.7%	109,450	19.1%	110,539	19.3%	106,479	18.8%	86,863	17.1%
Total commercial loans	444,023	74.2%	422,638	73.8%	426,309	74.3%	424,104	74.9%	386,973	76.1%
Consumer
Real estate	57,906	9.7%	54,161	9.5%	55,377	9.6%	60,336	10.7%	59,815	11.7%
Home equity	82,664	13.8%	79,528	13.9%	74,348	13.0%	62,987	11.1%	46,806	9.2%
Construction	5,570	0.9%	8,569	1.5%	7,940	1.4%	8,905	1.5%	7,153	1.4%
Other	9,081	1.5%	8,079	1.4%	11,021	1.9%	11,194	2.0%	9,051	1.8%
Total consumer loans	155,221	25.9%	150,337	26.3%	148,686	25.9%	143,422	25.3%	122,825	24.1%
Deferred origination fees, net	(610)	(0.1)%	(583)	(0.1)%	(725)	(0.2)%	(919)	(0.2)%	(949)	(0.2)%
Total gross loans, net of deferred fees	598,634	100.0%	572,392	100.0%	574,270	100.0%	566,607	100.0%	508,849	100.0%
Less – allowance for loan losses	(8,925)		(8,386)		(7,760)		(7,005)		(5,751)
Total loans, net	$589,709		$564,006		$566,510		$559,602		$503,098

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2011
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$28,095	85,114	36,217	149,426
Non-owner occupied RE	49,123	105,276	10,377	164,776
Construction	6,295	4,007	7,580	17,882
Business	60,248	47,594	4,097	111,939
Total commercial loans	143,761	241,991	58,271	444,023
Consumer
Real estate	16,198	20,022	21,686	57,906
Home equity	15,221	21,369	46,074	82,664
Construction	5,470	—	100	5,570
Other	4,910	3,482	689	9,081
Total consumer loans	41,799	44,873	68,549	155,221
Deferred origination fees, net	(189)	(292)	(129)	(610)
Total gross loan, net of deferred fees	$185,371	286,572	126,691	598,634
Loans maturing – after one year with
Fixed interest rates				$240,767
Floating interest rates				172,496

Allowance for Loan Losses

At December 31, 2011 and December 31, 2010, the allowance for loan losses was $8.9 million and $8.4 million, respectively, or 1.49% and 1.47% of outstanding loans, respectively. The increase in the allowance for loan losses is a result, in large part, of the general conditions of the current economic climate, including, among other things, a rise in unemployment, which affects borrowers' ability to repay, and the decrease in values in the real estate market, which affects the value of collateral securing certain loans with the bank. While our net charged-off loans decreased by $253,000 during the year ended December 31, 2011 as compared to the year ended December 31, 2010, our total nonaccrual loans increased by $938,000 and our accruing TDRs increased by $7.4 million during 2011. See Note 3 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2011.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Balance, beginning of period	$8,386	7,760	7,005	5,751	4,949
Provision for loan losses	5,270	5,610	4,310	3,161	2,050
Loan charge-offs:
Commercial
Owner occupied RE	(72)	(143)	—	(20)	(10)
Non-owner occupied RE	(1,052)	(1,343)	(482)	(89)	(25)
Construction	(67)	—	(1,096)	(1,150)	(1,075)
Business	(3,243)	(2,982)	(1,741)	(647)	(74)
Total commercial	(4,434)	(4,468)	(3,319)	(1,906)	(1,184)
Consumer
Real estate	(129)	(235)	(117)	—	(10)
Home equity	(175)	(286)	(94)	—	(45)
Construction	—	—	—	—	—
Other	(200)	(171)	(134)	(29)	(57)
Total consumer	(504)	(692)	(345)	(29)	(112)
Total loan charge-offs	(4,938)	(5,160)	(3,664)	(1,935)	(1,296)
Loan recoveries:
Commercial
Owner occupied RE	14	1	—	10	—
Non-owner occupied RE	42	—	14	—	32
Construction	—	—	—	—	—
Business	149	167	92	17	1
Total commercial	205	168	106	27	33
Consumer
Real estate	—	4	—	1	—
Home equity	2	3	—	—	—
Construction	—	—	—	—	—
Other	—	1	3	—	15
Total consumer	2	8	3	1	15
Total recoveries	207	176	109	28	48
Net loan charge-offs	(4,731)	(4,984)	(3,555)	(1,907)	(1,248)
Balance, end of period	$8,925	8,386	7,760	7,005	5,751
Allowance for loan losses to gross loans	1.49%	1.47%	1.35%	1.24%	1.13%
Net charge-offs to average loans	0.81%	0.86%	0.63%	0.35%	0.27%

Nonperforming Assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2011. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Commercial
Owner occupied RE	$1,061	1,183	736	62	1,951
Non-owner occupied RE	1,745	3,311	2,560	2,580	59
Construction	1,314	1,377	1,483	3,485	2,169
Business	503	1,781	3,351	868	75
Consumer
Real estate	476	928	2,551	565	14
Home equity	386	251	503	126	123
Construction	—	—			—
Other	—	7	75	13	45
Nonaccruing troubled debt restructurings	4,779	488	482	—	—
Total nonaccrual loans, including nonaccruing TDRs	10,264	9,326	11,741	7,699	4,436
Other real estate owned	3,686	5,629	3,704	2,116	268
Total nonperforming assets	$13,950	14,955	15,445	9,815	4,704
Nonperforming assets as a percentage of:
Total assets	1.82%	2.03%	2.15%	1.42%	0.75%
Gross loans	2.33%	2.61%	2.69%	1.73%	0.92%
Total loans over 90 days past due	$8,865	6,439	4,686	7,008	4,582
Loans over 90 days past due and still accruing	—	—	—	—	—
Accruing troubled debt restructurings	7,429	—	—	—	—

(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2011, nonperforming assets were $14.0 million, or 1.82% of total assets and 2.33% of gross loans. Comparatively, nonperforming assets were $15.0 million, or 2.03% of total assets and 2.61% of gross loans at December 31, 2010. Nonaccrual loans increased $938,000 million to $10.3 million at December 31, 2011 from $9.3 million at December 31, 2010 due to the continued strain on our borrowers caused by the general economic conditions. During 2011, we added $6.0 million or 30 new loans to nonaccrual while removing or charging off $4.2 million or 15 nonaccrual loans from 2010 and transferring three properties totaling $517,000 to real estate acquired in settlement of loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2011 and 2010 was approximately $419,000 and $376,000, respectively.

Other nonperforming assets include other real estate owned. These assets decreased $1.9 million to $3.7 million at December 31, 2011 from $5.6 million at December 31, 2010. During 2011, we sold five properties for approximately $1.8 million and recognized a $318,000 loss on the sales. In addition we added five properties during 2011, for $907,000, and recorded write-downs on five properties of $782,000. The balance at December 31, 2011 includes seven commercial properties for $3.1 million and four residential real estate properties totaling $547,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2011. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

As a general practice, most of our loans are originated with relatively short maturities of five years or less. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using the same credit standards as those used when the loan was first originated.  Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan’s collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases the bank will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, the bank will typically seek performance under the guarantee.

In addition, approximately 80% of our loans are collateralized by real estate and over 86% of our impaired loans are secured by real estate. The bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2011, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2011, impaired loans totaled approximately $17.7 million for which $13.2 million of these loans have a reserve of approximately $3.9 million allocated in the allowance. During 2011, the average recorded investment in impaired loans was approximately $13.0 million. At December 31, 2010, impaired loans totaled approximately $9.3 million for which $5.5 million of these loans had a reserve of approximately $1.9 million allocated in the allowance. During 2010, the average recorded investment in impaired loans was approximately $10.1 million.

The company considers a loan to be a TDR when the debtor experiences financial difficulties and the company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2011, we determined that we had loans totaling $12.2 million, which we considered TDRs. As of December 31, 2010, we had loans totaling $488,000, which we considered TDRs. See Notes 1 and 4 to the Consolidated Financial Statements for additional information on TDRs.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. In accordance with our Formal Agreement, we have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs to 25% of total deposits and dictate that our current interest rate risk profile determines the terms. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $517.1 million, or 91.9% of total deposits at December 31, 2011, while our out-of-market, or brokered, deposits represented $45.8 million, or 8.1% of our total deposits. At December 31, 2010, retail deposits represented $449.9 million, or 83.9%, of our total deposits and brokered CDs were $86.4 million, representing 16.1% of our total deposits.  As our wholesale deposits have matured during the past three years, we have successfully replaced them with local deposits. While wholesale deposits decreased $102.0 million during the past two years, our retail deposits have increased $170.9 million. We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 106%, 107%, and 116% at December 31, 2011, 2010, and 2009, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$58,573	—%	$45,957	—%	$36,509	—%
Interest bearing demand deposits	140,139	1.03%	96,901	1.27%	43,465	0.69%
Money market accounts	107,960	0.77%	94,398	1.00%	84,342	1.13%
Savings accounts	3,853	0.18%	2,785	0.21%	2,164	0.16%
Time deposits less than $100,000	75,912	1.57%	78,837	2.16%	50,635	2.88%
Time deposits greater than $100,000	167,706	2.10%	212,292	2.61%	267,620	2.73%
Total deposits	$554,143	1.27%	$531,170	1.78%	$484,735	2.07%

The $70.5 million increase in average transaction accounts and the $44.6 million decrease in average time deposits of $100,000 or more for the year ended December 31, 2011 compared to the 2010 period is a result of our intense focus to replace our out-of-market deposits with local deposits and the nationwide trend of increasing deposits due to economic uncertainty.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $413.1 million, $356.6 million, and $246.8 million at December 31, 2011, 2010 and 2009, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2011	2010
Three months or less	$46,307	36,196
Over three through six months	47,972	37,715
Over six through twelve months	24,024	33,176
Over twelve months	31,519	72,336
Total	$149,822	179,423

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Capital Resources

Total shareholders’ equity was $62.5 million at December 31, 2011 and $59.2 million at December 31, 2010. The $3.3 million increase during 2011 is primarily related to net income of $2.1 million during the year.

On February 27, 2009, as part of the CPP, the company entered into the CPP Purchase Agreement with the Treasury, pursuant to which we sold 17,299 shares of our Series T Preferred Stock and the CPP Warrant to purchase 399,970.34 shares of our common stock (adjusted for the stock dividends in 2011 and 2012) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock (adjusted for the stock dividends in 2011 and 2012).

On June 8, 2010, the bank entered into the Formal Agreement with the OCC. The Formal Agreement seeks to enhance the bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, the OCC has established Individual Minimum Capital Ratio levels of

Tier 1 and total capital for the bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the bank have aggressively worked to improve these practices and procedures and believe the bank is currently in compliance with substantially all of the requirements of the Formal Agreement.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2011. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2011	2010	2009
Return on average assets	0.28%	0.12%	0.20%
Return on average equity	3.40%	1.47%	2.51%
Return on average common equity	2.10%	(0.53%)	1.20%
Average equity to average assets ratio	8.12%	8.16%	7.85%
Common equity to assets ratio	5.98%	5.82%	6.09%

Our return on average assets was 0.28% for the year ended December 31, 2011 and 0.12% and 0.20% for the years ended December 31, 2010 and 2009, respectively. In addition, our return on average equity increased to 3.40% for the year ended December 31, 2011 from 1.47% for the year ended December 31, 2010 and from 2.51% for the same period in 2009. The average equity to average assets ratio increased from 7.85% at December 31, 2009 to 8.16% and 8.12% at December 31, 2010 and 2011, respectively, related primarily to the $17.3 million received in conjunction with the issuance of preferred stock in 2009. In addition, our return on average common equity was 2.10% and our common equity to assets ratio was 5.98% for the year ended December 31, 2011.

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

In addition, we have agreed with the OCC that the bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of December 31, 2011, our capital ratios exceed these ratios and we remain “well capitalized.” However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the bank to take to remedy this situation, and whether such actions would be successful.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. The U.S. banking agencies have indicated informally that they expect final adoption of implementing regulations in 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

The following table summarizes the capital amounts and ratios of the bank and the regulatory minimum requirements.

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to risk weighted assets)	$80,885	13.1%	$74,095	12.0%	$49,397	8.0%	$61,746	10.0%
Tier 1 Capital (to risk weighted assets)	73,152	11.9%	61,746	10.0%	24,698	4.0%	37,047	6.0%
Tier 1 Capital (to average assets)	73,152	9.5%	69,571	9.0%	30,920	4.0%	38,651	5.0%

As of December 31, 2010
Total Capital (to risk weighted assets)	78,659	13.2%	71,487	12.0%	47,658	8.0%	59,572	10.0%
Tier 1 Capital (to risk weighted assets)	71,201	12.0%	59,572	10.0%	23,829	4.0%	35,743	6.0%
Tier 1 Capital (to average assets)	71,201	9.6%	66,895	9.0%	29,731	4.0%	37,164	5.0%

As of December 31, 2009
Total Capital (to risk weighted assets)	77,393	12.8%	N/A	N/A	48,215	8.0%	60,268	10.0%
Tier 1 Capital (to risk weighted assets)	69,857	11.6%	N/A	N/A	24,107	4.0%	36,161	6.0%
Tier 1 Capital (to average assets)	69,857	9.6%	N/A	N/A	29,028	4.0%	36,285	5.0%

The ability of the company to pay cash dividends is dependent upon receiving cash in the form of dividends from the bank. The dividends that may be paid by the bank to the company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the company has not failed to pay a dividend in the full amount of the Series T Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. In addition, the company must currently meet certain requirements of the Federal Reserve before paying dividends.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were approximately $98.9 million, of which $17.6 million is at fixed rates and $81.3 million is at variable rates. At December 31, 2010, unfunded commitments to extend credit were $86.4 million, of which approximately $9.5 million was at fixed rates and $76.9 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2011 and 2010, there was a $2.5 million and $2.8 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2011, at each of the time intervals.

			December 31, 2011
(dollars in thousands)	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold	$—	—	—	—	—
Investment securities	5,094	13,952	48,551	33,063	100,660
Loans	263,379	61,904	190,105	71,672	587,060
Total earning assets	268,473	75,856	238,656	104,735	687,720
Interest-bearing liabilities:
Money market and NOW	267,333	—	—	—	267,333
Regular savings	4,717	—	—	—	4,717
Time deposits	71,750	106,973	43,155	—	221,878
FHLB advances and related debt	77,700	—	30,000	15,000	122,700
Junior subordinated debentures	13,403	—	—	—	13,403
Total interest-bearing liabilities	$434,903	106,973	73,155	15,000	630,031
Period gap	$(166,430)	(31,117)	165,501	89,735
Cumulative Gap	(166,430)	(197,547)	(32,046)	57,689
Ratio of cumulative gap to total earning assets	(24.2%)	(28.7%)	(4.7%)	8.4%

As measured over the one-year time interval, we were liability sensitive during the year ended December 31, 2011 since we have more liabilities than assets repricing in the next twelve months.  However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. We periodically utilize more complex interest rate models than indicated above, and based on those results we believe that our net interest income will be positively impacted by an anticipated rise in interest rates. Our variable rate loans and a majority of our deposits reprice over a 12-month period. Approximately 42% and 50% of our loans were variable rate loans at December 31, 2011 and 2010, respectively. The ratio of cumulative gap to total earning assets after twelve months was (28.7%) because $197.6 million more liabilities will reprice in a twelve month period than assets.   Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

At December 31, 2011, 86.0% of our interest-bearing liabilities were either variable rate or had a maturity of less than one year. Of the $434.9 million of interest-bearing liabilities set to reprice within three months, 62.6% are transaction, money market or savings accounts which are already at or near their lowest rates and provide little opportunity for benefit should market rates continue to decline or stay constant. However, certificates of deposit that are currently maturing or renewing are repricing at lower rates. We expect to benefit as these deposits reprice, even if market rates increase slightly. At December 31, 2011, we had $197.6 million more liabilities than assets that reprice within the next twelve months. Included in our FHLB advances and related debt are a number of borrowings with callable features as of December 31, 2011. We believe that the optionality on many of these borrowings will not be exercised until interest rates increase significantly. In addition, we believe that the interest rates that we pay on the majority of our interest-bearing transaction accounts would only be impacted by a portion of any change in market rates. This key assumption is utilized in our overall evaluation of our level of interest sensitivity.

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

At December 31, 2011 and 2010, our liquid assets amounted to $23.0 million and $53.9 million, or 3.0% and 7.3% of total assets, respectively. Our investment securities at December 31, 2011 and 2010 amounted to $108.6 million and $72.9 million, or 14.1% and 9.9% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines at December 31, 2011.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2011 was $10.1 million, based on the bank’s $5.9 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have $32.8 million of wholesale CDs that mature during 2012 of which we have no plans to renew. We believe that our existing stable base of core deposits, borrowings from the FHLB, and repurchase agreements, will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

As a result of the Treasury’s CPP, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of preferred stock. This additional capital will allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations.

	December 31, 2011
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificates of deposit	$178,723	35,445	7,222	488	—	221,878
FHLB advances and related debt	—	—	7,500	49,500	65,700	122,700
Junior subordinated debentures	—	—	—	—	13,403	13,403
Operating lease obligations	1,740	1,759	1,774	1,469	1,263	8,005
Total	$180,463	37,204	16,496	51,457	80,366	365,986

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The company is required to include these disclosures in its interim and annual financial statements. See Note 3 to the Consolidated Financial Statements.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4 to the Consolidated Financial Statements.

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

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while the FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the company’s financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Interest Rate Sensitivity and – Liquidity Risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 8, 2012

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,417	4,119
Interest-bearing deposits with banks	15,588	14,176
Federal funds sold	—	35,555
Total cash and cash equivalents	23,005	53,850
Investment securities:
Investment securities available for sale	100,660	63,783
Other investments, at cost	7,924	9,070
Total investment securities	108,584	72,853
Loans	598,634	572,392
Less allowance for loan losses	(8,925)	(8,386)
Loans, net	589,709	564,006
Bank owned life insurance	18,093	14,528
Property and equipment, net	17,342	15,884
Deferred income taxes	2,951	2,994
Other assets	8,061	12,375
Total assets	$767,745	736,490
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$562,912	536,296
Federal Home Loan Bank advances and repurchase agreements	122,700	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	6,191	4,875
Total liabilities	705,206	677,274
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding (1)	16,596	16,317
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,820,830 and 3,457,877 shares issued and outstanding at December 31, 2011 and 2010, respectively	38	35
Nonvested restricted stock	(16)	—
Additional paid-in capital (1)	39,546	36,729
Accumulated other comprehensive income (loss)	1,041	(707)
Retained earnings (1)	5,334	6,842
Total shareholders’ equity	62,539	59,216
Total liabilities and shareholders’ equity	$767,745	736,490

(1)

See Note 1 to the financial statements for information related to a correction of an error.

See notes to consolidated financial statements that are an integral part of these consolidated statements. Paid in capital, retained earnings and common shares outstanding have been adjusted to reflect the 10 percent stock dividends in 2012 and 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
Interest income
Loans	$32,892	32,587	31,722
Investment securities	2,144	2,883	4,424
Federal funds sold	106	59	31
Total interest income	35,142	35,529	36,177
Interest expense
Deposits	6,993	9,424	9,996
Borrowings	4,861	5,893	6,899
Total interest expense	11,854	15,317	16,895
Net interest income	23,288	20,212	19,282
Provision for loan losses	5,270	5,610	4,310
Net interest income after provision for loan losses	18,018	14,602	14,972
Noninterest income
Loan fee income	877	711	431
Service fees on deposit accounts	638	583	732
Income from bank owned life insurance	565	554	605
Gain on sale of investment securities	23	1,156	41
Other than temporary impairment on investment securities	(25)	(450)	—
Other income	692	491	376
Total noninterest income	2,770	3,045	2,185
Noninterest expenses
Compensation and benefits	8,933	8,245	7,840
Occupancy	2,282	2,135	1,938
Real estate owned activity	940	674	342
Data processing and related costs	1,869	1,624	1,451
Insurance	1,437	1,533	1,433
Marketing	686	690	659
Professional fees	658	659	650
Other	1,062	1,004	1,080
Total noninterest expenses	17,867	16,564	15,393
Income before income tax expense	2,921	1,083	1,764
Income tax expense	833	193	345
Net income	2,088	890	1,419
Preferred stock dividend	865	865	730
Discount accretion (1)	279	260	200
Net income (loss) available to common shareholders (1)	$944	(235)	489
Earnings (loss) per common share(1)
Basic	$0.25	(0.06)	0.07
Diluted	$0.24	(0.06)	0.07
Weighted average common shares outstanding
Basic	3,819,073	3,798,820	3,696,438
Diluted	3,896,743	3,798,820	3,727,750

(1)

See Note 1 to the financial statements for information related to a correction of an error.

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding have been adjusted to reflect the 10 percent stock dividends in 2012 and 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	earnings	Total
December 31, 2008	3,044,863	$30	—	$—	$(27)	$31,850	$(1,079)	$9,012	$39,786
Net income	—	—	—	—	—	—	—	1,419	1,419
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	—	—	—	—	—	—	1,590	—	1,590
Reclassification adjustment included in net income, net of tax
Realized gain on securities	—	—	—	—	—	—	(27)	—	(27)
Total comprehensive income	—	—	—	—	—	—	—	—	2,982
Preferred stock transactions:
Proceeds from issuance of preferred stock	—	—	17,299	15,856	—	—	—	—	15,856
Proceeds from issuance of common stock warrants	—	—	—	—	—	1,418	—	—	1,418
Cash dividends on Series T preferred stock	—	—	—	—	—	—	—	(621)	(621)
Discount accretion	—	—	—	200	—	—	—	(200)	—
Proceeds from exercise of stock options and warrants	49,618	1	—	—	—	300	—	—	301
Amortization of deferred compensation on restricted stock	—	—	—	—	13	—	—	—	13
Compensation expense related to stock options, net of tax	—	—	—	—	—	106	—	—	106
December 31, 2009 (1)	3,094,481	$31	17,299	$16,056	$(14)	$33,674	$484	$9,610	$59,841
Net income	—	—	—	—	—	—	—	890	890
Comprehensive income, net of tax -
Unrealized holding loss on securities available for sale	—	—	—	—	—	—	(878)	—	(878)
Reclassification adjustment included in net income, net of tax	—	—	—	—	—	—	(763)	—	(763)
Other than temporary impairment	—	—	—	—	—	—	450		450
Total comprehensive income (loss)									(301)
Preferred stock transactions:
Cash dividends on Series T preferred stock	—	—	—	—	—	—	—	(865)	(865)
Discount accretion	—	—	—	261	—	—	—	(261)	—
Proceeds from exercise of stock warrants	48,700	1	—	—	—	294	—	—	295
Stock dividend on common stock (10%)	314,696	3	—	—	—	2,529		(2,532)	—
Amortization of deferred compensation on restricted stock	—	—	—	—	14	—	—	—	14
Compensation expense related to stock options, net of tax	—	—	—	—	—	232	—	—	232
December 31, 2010 (1)	3,457,877	$35	17,299	$16,317	$—	$36,729	$(707)	$6,842	$59,216
Net income	—	—	—	—	—	—	—	2,088	2,088
Comprehensive income, net of tax -
Unrealized holding gain on securities available for sale	—	—	—	—	—	—	1,738	—	1,738
Reclassification adjustment included in net income, net of tax	—	—	—	—	—	—	(15)	—	(15)

Other than temporary impairment	—	—	—	—	—	—	25		25
Total comprehensive income									3,836
Preferred stock transactions:
Cash dividends on Series T preferred stock	—	—	—	—	—	—	—	(865)	(865)
Discount accretion	—	—	—	279	—	—	—	(279)	—
Proceeds from exercise of stock options	13,236	—	—	—	—	77	—	—	77
Stock dividend on common stock (10%)	347,217	3	—	—	—	2,448	—	(2,451)	—
Cash in lieu of fractional shares	—	—	—	—	—	—	—	(1)	(1)
Issuance of restricted stock	2,500	—	—	—	(20)	20	—	—	—
Amortization of deferred compensation on restricted stock	—	—	—	—	4	—	—	—	4
Compensation expense related to stock options, net of tax	—	—	—	—	—	272	—	—	272
December 31, 2011	3,820,830	$38	17,299	$16,596	$(16)	$39,546	$1,041	$5,334	$62,539

(1)

See Note 1 to the financial statements for information related to a correction of an error.

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Operating activities
Net income	$2,088	890	1,419
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	5,270	5,610	4,310
Depreciation and other amortization	884	853	731
Accretion and amortization of securities discounts and premiums, net	1,066	1,092	449
Loss on sale of real estate owned	318	102	203
Write-down of real estate owned	782	569	302
Gain on sale of real estate held for investment	(150)	—	—
Gain on sale of investment securities:
Available for sale	(23)	(811)	(41)
Held to maturity	—	(345)	—
Other than temporary impairment on investment securities	25	450	—
Loss (gain) on sale of property and equipment	27	(18)	—
Compensation expense related to stock options and restricted stock grants	276	246	118
Increase in cash surrender value of bank owned life insurance	(565)	(554)	(605)
Decrease (increase) in deferred tax asset	(853)	1,100	(417)
Decrease (increase) in other assets, net	729	1,750	(3,049)
Increase (decrease) in other liabilities, net	1,316	(144)	(559)
Net cash provided by operating activities	11,190	10,790	2,861
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(31,878)	(6,539)	(15,770)
Purchase of property and equipment	(2,369)	(326)	(5,433)
Purchase of investment securities:
Available for sale	(81,591)	(112,858)	(44,773)
Other investments	—	(750)	(894)
Payment and maturity of investment securities:
Available for sale	14,374	21,904	27,363
Held to maturity	—	1,110	3,261
Other investments	1,146	138	141
Proceeds from sale of investment securities:
Available for sale	31,914	100,939	7,630
Held to maturity	—	8,358	—
Other investments	—	755	—
Purchase of life insurance policies	(3,000)	—	—
Proceeds from sale of property and equipment	—	18	—
Proceeds from sale of property held for investment	1,793	—	—
Proceeds from sale of other real estate owned	1,749	837	759
Net cash provided by (used for) investing activities	(67,862)	13,586	(27,716)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	26,616	42,212	24,547
Increase (decrease) in note payable	—	(4,250)	(10,750)
Increase (decrease) in Federal Home Loan Bank advances and related debt	—	(20,000)	(6,975)
Proceeds from the issuance of preferred stock	—	—	15,856
Proceeds from the issuance of stock warrant	—	—	1,418
Cash dividend on preferred stock	(865)	(865)	(620)
Cash in lieu of fractional shares	(1)	—	—
Proceeds from the exercise of stock options and warrants	77	295	301
Net cash provided by financing activities	25,827	17,392	23,777
Net increase (decrease) in cash and cash equivalents	(30,845)	41,768	(1,078)
Cash and cash equivalents, beginning of year	53,850	12,082	13,160
Cash and cash equivalents, end of year	$23,005	53,850	12,082
Supplemental information
Cash paid for
Interest	$11,897	15,639	17,119
Income taxes	1,685	—	605
Schedule of non-cash transactions
Foreclosure of real estate	907	3,433	4,552
Unrealized (gain) loss on securities, net of income taxes	(1,747)	1,191	(1,563)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

NOTE 1 – Summary of Significant Accounting Policies and Activities

Southern First Bancshares, Inc., (the “Company”) is a bank holding company, organized in South Carolina, whose principal activity is the ownership and management of its wholly-owned subsidiary, Southern First Bank, N.A. (the “Bank”). The Bank is a national bank organized under the laws of the United States and located in Greenville and Richland Counties in South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Greenville First Statutory Trusts I and II (“Trusts”) are special purpose subsidiaries organized for the sole purpose of issuing an aggregate of $13.4 million of trust preferred securities. On July 2, 2007, the Company and Bank changed their names from Greenville First Bancshares, Inc. and Greenville First Bank, N.A. to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern First Bank, N.A. We have no additional reportable operating segments under ASC 280 “Segment Reporting.” In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the operations of the Trusts have not been consolidated in these financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in settlement of loans, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required loan loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The Bank makes loans to individuals and businesses in the Upstate and Midlands regions of South Carolina for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2011 and 2010, real estate loans represented 79.9% and 79.6%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

On January 17, 2012, the Company's Board of Directors approved a 10 percent stock dividend to the Company's shareholders.  The record date was February 3, 2012 and the distribution date was February 17, 2012.  Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our financial statements and accompanying footnotes. Management performed an evaluation to determine whether or not there have been any subsequent events through the date of this filing, and no subsequent events occurred requiring accrual or disclosure other than the stock dividend.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders’ equity or net income.

Correction of an Error

During the third quarter of 2011, the Company determined that it had been accounting for its preferred stock and related discount accretion in error since the issuance of the preferred stock in February 2009. All prior period amounts related to preferred stock, discount accretion, net income (loss) to common shareholders and earnings (loss) per common share have been restated. The error was not material to the interim or annual financial statements. Correction of this error also required reclassifications within shareholders’ equity that increased preferred stock, decreased additional paid in capital, and decreased retained earnings.

The tables below quantify the differences between the amounts filed and restated for the respective periods presented in these Financial Statements.

	December 31,
	2010		2009
(dollars in thousands)	As filed	As restated	As filed	As restated
Preferred stock	$14,960	16,317	15,432	16,056
Additional paid-in capital	37,629	36,729	34,097	33,674
Retained earnings	7,299	6,842	9,811	9,610
	$59,888	59,888	59,340	59,340

	For the year ended December 31,
	2010		2009
(dollars in thousands)	As filed	As restated	As filed	As restated
Net income	$890	890	1,419	1,419
Preferred stock dividend	865	865	730	730
Discount accretion	472	260	424	200
Net income (loss) to common shareholders	$(447)	(235)	265	489
Earnings (loss) per common share
Basic	$(0.12)	(0.06)	0.07	0.07
Diluted	(0.12)	(0.06)	0.07	0.07

Stock Dividends

On January 17, 2012, the Company's Board of Directors approved a 10 percent stock dividend to the Company's shareholders.  The record date was February 3, 2012 and the distribution date was February 17, 2012.  Also, on January 18, 2011, the Board of Directors approved a 10 percent stock dividend to be distributed on February 14, 2011 to shareholders on record as of January 28, 2011. Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted to reflect the stock dividends. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have been adjusted to reflect the stock dividends.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2011 and 2010, included in cash and cash equivalents was $15.0 million and $13.1 million, respectively, on deposit to meet Federal Reserve Bank requirements.

Investment Securities

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

We classify debt and equity securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in shareholders’ equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income. Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

Nonaccrual and Past Due Loans

Loans are generally placed on nonaccrual status when principal or interest becomes 90 days past due, or when payment in full is not anticipated. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce the loan’s principal balance. A nonaccrual loan is generally returned to accrual status and accrual of interest is resumed when payments have been made according to the terms and conditions of the loan for a continuous six month period. Our loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and loans past due 90 days or more and still accruing interest. Loans are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is uncertain. Thereafter no interest is taken into income until such time as the borrower demonstrates the ability to pay both principal and interest.

Impaired Loans

Our impaired loans include loans on nonaccrual status and loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status. For loans that are also classified as impaired, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the impaired loan less costs to sell, are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Loan Charge-off Policy

For commercial loans, we generally fully charge off or charge collateralized loans down to net realizable value when management determines the loan to be uncollectible; repayment is deemed to be projected beyond reasonable time frames; the loan has been classified as a loss by either our internal loan review process or our banking regulatory agencies; the client has filed bankruptcy and the loss becomes evident owing to a lack of assets; or the loan is 120 days past due unless both well-secured and in the process of collection. For consumer loans, we generally charge down to net realizable value when the loan is 180 days past due.

Troubled Debt Restructuring (TDRs)

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

As a result of adopting the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. In the determination of the allowance for loan losses, management considers TDRs on commercial loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Consumer loans, which we typically consider to be homogeneous, are collectively evaluated for impairment.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics and individually for larger impaired loans. Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience and other economic conditions. See Critical Accounting Policies for additional information on the Allowance for Loan Losses.

Other Real Estate Owned

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and net unrealized gains (losses) on securities and is presented in the statements of shareholders’ equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect our results of operations.

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The Company’s federal and state income tax returns are open and subject to examination from the 2008 tax return year and forward.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Compensation cost is recognized for all stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Recently Adopted Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 3 to the consolidated financial statements.

Disclosures about TDRs required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2011
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$17,390	860	2	18,248
Mortgage-backed securities
FHLMC	22,549	325	31	22,843
FNMA	58,631	441	72	59,000
GNMA	514	55	—	569
	81,694	821	103	82,412
Total	$99,084	1,681	105	100,660

	December 31, 2010

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$11,331	12	177	11,166
Mortgage-backed securities
FHLMC	17,985	—	288	17,697
FNMA	31,780	112	463	31,429
GNMA	888	88	—	976
Collateralized mortgage obligations	2,865	—	350	2,515
	53,518	200	1,101	52,617
Total	$64,849	212	1,278	63,783

The amortized costs and fair values of investment securities available for sale at December 31, 2011 and 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2011		2010
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due after one through five years	$520	527	91	95
Due after five through ten years	16,634	17,163	5,783	5,719
Due after ten years	81,930	82,970	58,975	57,969
	$99,084	100,660	64,849	63,783

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2011
Available for sale
State and political subdivisions	1	$500	$2	—	$—	$—	1	$500	$2
Mortgage-backed
FHLMC	1	2,602	31	—	—	—	1	2,602	31
FNMA	8	19,775	72	—	—	—	8	19,775	72
	10	$22,877	$105	—	$—	$—	10	$22,877	$105
As of December 31, 2010
Available for sale
State and political subdivisions	16	$8,101	$177	—	$—	$—	16	$8,101	$177
Mortgage-backed
FHLMC	5	17,697	288	—	—	—	5	17,697	288
FNMA	6	24,301	463	—	—	—	6	24,301	463
Collateral mortgage obligations	—	—	—	1	2,515	350	1	2,515	350
	27	$50,099	$928	1	$2,515	$350	28	$52,614	$1,278

At December 31, 2011, the Company had 10 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2011	2010
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,937	6,333
Certificates of deposit	99	849
Investment in Trust Preferred subsidiaries	403	403
	$7,924	9,070

The Company has evaluated the Federal Reserve Bank and FHLB stock for impairment and determined that the investments in Federal Reserve Bank stock and FHLB stock are not other than temporarily impaired as of December 31, 2011 and ultimate recoverability of the par value of these investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

During the second quarter of 2011, the Company recorded a $25,000 OTTI charge to earnings on its one private-label collateralized mortgage obligation ("CMO") which had been in an unrealized loss position for over 12 months. During the third quarter of 2011, the Company sold the $2.5 million CMO as part of an investment portfolio restructuring and recognized an additional loss of $512,000 on the security. In addition to the CMO, the Company sold $26.9 million of securities during the second half of 2011, recognizing a gain on sale of $535,000.

At December 31, 2011, $24.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $8.1 million was pledged to secure client deposits. At December 31, 2010, $23.6 million of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $3.7 million was pledged to secure client deposits.

NOTE 3 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate and Midlands regions of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville and Columbia, including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 79.9% of total loans at December 31, 2011. Commercial loans comprise 69.4% of total real estate loans and consumer loans account for 30.6%. Commercial loans are further categorized into owner occupied which represents 25.0% of total loans and non-owner occupied of 27.5%. Commercial construction loans represent only 3.0% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2011, approximately $58.7 million, or 9.8% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 68 loans totaling approximately $17.2 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Portfolio Segment Methodology

Commercial

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each funded loan. In the development of our statistically derived loan grade loss factors, we observe historical losses over a relevant period for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a TDR, whether on accrual or nonaccrual status.

Consumer

For consumer loans, we determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics. In addition, we establish an allowance for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status.

The following table summarizes the composition of our loan portfolio.

	December 31,
(dollars in thousands)	2011	2010
Commercial
Owner occupied	$149,426	137,873
Non-owner occupied	164,776	163,971
Construction	17,882	11,344
Business	111,939	109,450
Total commercial loans	444,023	422,638
Consumer
Residential	57,906	54,161
Home equity	82,664	79,528
Construction	5,570	8,569
Other	9,081	8,079
Total consumer loans	155,221	150,337
Deferred origination fees, net	(610)	(583)
Total gross loans, net of deferred fees	598,634	572,392
Less – allowance for loan losses	(8,925)	(8,386)
Total loans, net	$589,709	564,006

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2011	2010
Variable rate loans	$249,840	287,225
Fixed rate loans	348,794	285,167
	$598,634	572,392

At December 31, 2011, approximately $113.7 million of the Bank’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

				December 31, 2011
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$145,089	161,922	16,566	107,713	431,290
30-59 days past due	20	646	2	172	841
60-89 days past due	3,007	294	—	790	4,090
Greater than 90 days	1,310	1,914	1,314	3,264	7,802
	$149,426	164,776	17,882	111,939	444,023

				December 31, 2010
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$132,828	160,633	9,967	107,603	411,031
30-59 days past due	2,093		—	532	2,625
60-89 days past due	2,028	143	—	646	2,817
Greater than 90 days	924	3,195	1,377	669	6,165
	$137,873	163,971	11,344	109,450	422,638

The tables below provide a breakdown of outstanding commercial loans by risk category.

				December 31, 2011
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$139,907	138,535	12,830	104,009	395,281
Special Mention	4,294	12,733	—	2,323	19,350
Substandard	5,225	13,508	5,052	5,607	29,392
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
	$149,426	164,776	17,882	111,939	444,023

				December 31, 2010
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$127,959	145,166	8,887	101,985	383,997
Special Mention	4,762	3,365	—	2,774	10,901
Substandard	5,152	15,314	2,457	4,691	27,614
Doubtful	—	126	—	—	126
Loss	—	—	—	—	—
	$137,873	163,971	11,344	109,450	422,638

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, Doubtful, and Loss, each of which are defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for loan losses.

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

				December 31, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$56,854	82,229	5,570	9,076	153,729
30-59 days past due	344	80	—	5	429
60-89 days past due	—	—	—	—	—
Greater than 90 days	708	355	—	—	1,063
	$57,906	82,664	5,570	9,081	155,221

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Current	$53,283	79,002	8,569	8,059	148,913
30-59 days past due	457	234	—	7	698
60-89 days past due	338	101	—	13	452
Greater than 90 days	83	191	—	—	274
	$54,161	79,528	8,569	8,079	150,337

 The tables below provide a breakdown of outstanding consumer loans by risk category.

				December 31, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$55,076	79,129	5,570	8,641	148,416
Special Mention	526	2,142	—	65	2,733
Substandard	2,304	1,393	—	375	4,072
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
	$57,906	82,664	5,570	9,081	155,221

				December 31, 2010
	Real estate	Home equity	Construction	Other	Total
Pass	$51,468	77,064	8,569	7,526	144,627
Special Mention	477	1,237	—	395	2,109
Substandard	2,216	1,227	—	158	3,601
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
	$54,161	79,528	8,569	8,079	150,337

Nonperforming assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

	December 31,
(dollars in thousands)	2011	2010
Commercial
Owner occupied RE	$1,061	1,183
Non-owner occupied RE	1,745	3,311
Construction	1,314	1,377
Business	503	1,781
Consumer
Real estate	476	928
Home equity	386	251
Construction	—	—
Other	—	7
Nonaccruing troubled debt restructurings	4,779	488
Total nonaccrual loans, including nonaccruing TDRs	10,264	9,326
Other real estate owned	3,686	5,629
Total nonperforming assets	$13,950	14,955
Nonperforming assets as a percentage of:
Total assets	1.82%	2.03%
Gross loans	2.33%	2.61%
Total loans over 90 days past due	$8,865	6,439
Loans over 90 days past due and still accruing	—	—
Accruing TDRs	7,429	—

Foregone interest income on the non-accrual loans for the year ended December 31, 2011 was approximately $419,000 and approximately $376,000 for the same period in 2010.

Impaired Loans

The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses. Our commercial impaired loans are evaluated individually to determine the related allowance for loan losses while our consumer impaired loans are evaluated on a collective basis.

		December 31, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$5,070	5,070	4,922	870
Non-owner occupied RE	4,685	3,638	985	578
Construction	4,056	2,068	1,597	498
Business	4,904	4,604	4,459	1,807
Total commercial	18,715	15,380	11,963	3,753
Consumer
Real estate	1,694	1,694	839	126
Home equity	386	386	386	58
Construction	—	—	—	—
Other	233	233	—	—
Total consumer	2,313	2,313	1,225	184
Total	$21,028	17,693	13,188	3,937

		December 31, 2010
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,316	1,183	1,186	—
Non-owner occupied RE	3,754	3,455	1,207	772
Construction	4,052	1,377	—	—
Business	2,675	2,125	1,885	771
Total commercial	11,797	8,140	4,278	1,543
Consumer
Real estate	929	929	929	344
Home equity	250	250	250	—
Construction	—	—	—	—
Other	7	7	—	—
Total consumer	1,186	1,186	1,179	344
Total	$12,983	9,326	5,457	1,887

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

v

			Year ended December 31,
	2011			2010		2009
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$3,521	220	960	47	399	40
Non-owner occupied RE	2,520	281	3,048	44	2,612	26
Construction	1,425	81	1,430	6	2,484	59
Business	3,331	207	2,688	118	2,008	75
Total commercial	10,797	789	8,126	215	7,503	200
Consumer
Real estate	$1,729	64	1,764	37	1,423	80
Home equity	399	—	222	2	160	3
Construction	—	—	—	—	—	—
Other	38	13	7	1	7	5
Total consumer	2,166	77	1,993	40	1,590	88
Total	12,963	866	10,119	255	9,093	288

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2011	2010
Balance, beginning of period	$8,386	7,760
Provision for loan losses	5,270	5,610
Loan charge-offs:
Commercial
Owner occupied RE	(72)	(143)
Non-owner occupied RE	(1,052)	(1,343)
Construction	(67)	—
Business	(3,243)	(2,982)
Total commercial	(4,434)	(4,468)
Consumer
Real estate	(129)	(235)
Home equity	(175)	(286)
Construction	—	—
Other	(200)	(171)
Total consumer	(504)	(692)
Total loan charge-offs	(4,938)	(5,160)
Loan recoveries:
Commercial
Owner occupied RE	14	1
Non-owner occupied RE	42	—
Construction	—	—
Business	149	167
Total commercial	205	168
Consumer
Real estate	—	4
Home equity	2	3
Construction	—	—
Other	—	1
Total consumer	2	8
Total recoveries	207	176
Net loan charge-offs	(4,731)	(4,984)
Balance, end of period	$8,925	8,386

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2011
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	5,584	(81)	(233)	5,270
Loan charge-offs	(4,434)	(504)	—	(4,938)
Loan recoveries	205	2	 	207
Net loan charge-offs	(4,229)	(502)	—	(4,731)
Balance, end of period	$8,061	864	—	8,925

	Year ended December 31, 2010
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,204	1,545	11	7,760
Provision	3,999	1,389	222	5,610
Loan charge-offs	(3,665)	(1,495)	—	(5,160)
Loan recoveries	168	8	—	176
Net loan charge-offs	(3,497)	(1,487)	—	(4,984)
Balance, end of period	$6,706	1,447	233	8,386

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					December 31, 2011
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,753	—	3,753	15,380	—	15,380
Collectively evaluated	4,308	864	5,172	428,643	155,221	583,864
Total	$8,061	864	8,925	444,023	155,221	599,244
					December 31, 2010
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,552	—	1,552	8,140	—	8,140
Collectively evaluated	5,387	1,447	6,834	414,498	150,337	564,835
Total	$6,939	1,447	8,386	422,638	150,337	572,975

NOTE 4 – Troubled Debt Restructurings

At December 31, 2011 we had 42 loans totaling $12.2 million, which we considered as TDRs. Management monitors these loans and will cease accruing interest on them if it is believed that the borrowers may not continue performing based on the restructured note terms. If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. To date, we have not restored any nonaccrual loans classified as a TDR to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the year ended December 31, 2011.

	For the year ended December 31, 2011
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	—	3	—	1	4	$3,395	$3,395
Non-owner occupied RE	1	1	—	1	3	1,484	1,484
Construction	1	—	—	—	1	1,086	1,086
Business	6	4	2	8	20	3,375	3,382
Consumer
Real estate	1	2	—	—	3	684	684
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Other	2	—	—	—	2	234	234
Total loans	11	10	2	10	33	$10,258	$10,265

The following table summarizes the troubled debt restructurings that are more than 30 days past due, and have subsequently defaulted during the year ended December 31, 2011.

	For the year ended December 31, 2011
	Number of	Recorded
(dollars in thousands)	loans	investment
Commercial
Owner occupied RE	1	$249
Non-owner occupied RE	1	26
Construction	—	—
Business	17	3,208
Consumer
Real estate	2	649
Home equity	—	—
Construction	—	—
Other	—	—
Total loans	21	$4,132

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2011	2010
Land	$3,523	2,669
Buildings	11,753	10,764
Leasehold Improvements	1,118	1,118
Furniture and equipment	4,312	3,934
Software	343	263
Construction in process	193	152
	21,242	18,900
Accumulated depreciation	(3,900)	(3,016)
Total property and equipment	$17,342	15,884

The $854,000 increase in land during the twelve months ended December 31, 2011 is related to the purchase of property for a new office location in Columbia, South Carolina, while the $989,000 increase in buildings is related to the upfit of unfinished office space at our regional headquarters in Columbia, South Carolina. In addition, construction in process at December 31, 2011 related to ATMs and other bank-related equipment not yet placed in service. At December 31, 2010, construction in process related to upfit costs incurred on unfinished office space in our Columbia, South Carolina regional office site.

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $884,000, $853,000 and $731,000, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Other Real Estate Owned

Other real estate owned is comprised of real estate held for investment and real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2010, real estate held for investment totaled $1.7 million and consisted of one commercial property which was sold during 2011. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2011	2010
Balance, beginning of year	$5,628	3,704
Additions	907	3,433
Sales	(2,067)	(940)
Write-downs	(782)	(568)
Balance, end of year	$3,686	5,629

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2011	2010
Non-interest bearing	$68,984	46,816
Interest bearing:
NOW accounts	153,596	136,926
Money market accounts	113,737	100,555
Savings	4,717	3,229
Time, less than $100,000	72,056	69,347
Time, $100,000 and over	149,822	179,423
Total deposits	$562,912	536,296

At December 31, 2011 and 2010, the Bank had approximately $45.8 million and $86.4 million, respectively, of time deposits that were obtained outside of the Bank’s primary market. Interest expense on time deposits greater than $100,000 was $3.5 million, $5.5 million, and $7.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2012	$178,723
2013	35,445
2014	7,222
2015	480
2016 and after	8
$221,878

NOTE 8 – Federal Home Loan Bank Advances and Repurchase Agreements

At December 31, 2011 and 2010, the Bank had $122.7 million in FHLB advances and related debt. Of the $122.7 million, FHLB advances represented $103.5 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $113.7 million of mortgage loans and $5.9 million of stock in the FHLB. In the third quarter of 2011, the Bank restructured four FHLB advances totaling $44.5 million.  In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advances will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advances are considered to be a restructuring and no gain or loss was recorded in the transaction.  The original FHLB advances had a weighted rate of 3.26% and an average remaining life of 32 months.  Under the modified arrangements, the $44.5 million in FHLB advances have a weighted average rate of 2.71% and an average remaining life of 54 months. Under a similar scenario in the third quarter of 2010, the Bank restructured three FHLB advances totaling $37.5 million with a weighted average rate of 4.65% and average remaining life of 18 months under their original terms. Following the restructure, the weighted average rate of the three advance was 2.67% and the remaining average life was 43 months.

Listed below is a summary of the terms and maturities of the advances at December 31, 2011 and 2010. A number of the Bank’s advances are callable and subject to repricing during 2011 at the option of the FHLB.

	December 31,
(dollars in thousands)	2011		2010
Maturity	Amount	Rate	Amount	Rate
September 3, 2013	$—	—	$20,000	2.61%
May 12, 2014	—	—	7,500	4.39%
September 2, 2014	7,500	2.58%	17,500	2.75%
May 14, 2014	—	—	7,000	4.21%
August 25, 2015	10,000	2.80%	—	—
September 28, 2015	20,000	2.14%	—	—
October 11, 2016	5,000	4.07%	5,000	4.07%
October 18, 2016	14,500	2.55%	—	—
February 13, 2017	7,500	4.38%	7,500	4.38%
July 11, 2017	9,000	4.49%	9,000	4.49%
July 24, 2017	5,000	4.25%	5,000	4.25%
February 15, 2019	10,000	4.47%	10,000	4.47%
April 22, 2019	15,000	4.75%	15,000	4.75%
	$103,500		$103,500

At December 31, 2011 and 2010, the Bank had four structured debt agreements secured by approximately $24.0 million of various investment securities. Each of these agreements has callable features and is subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

(dollars in thousands)
Maturity	Amount	Rate
September 18, 2017	$10,000	3.63%
December 17, 2017	2,000	3.65%
March 14, 2018	3,600	2.75%
September 15, 2018	3,600	2.55%
	$19,200

NOTE 9 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2011, the interest rate was 3.67% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures. The debenture issuance cost, net of accumulated amortization, totaled $27,000 at December 31, 2011 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2011, 2010 and 2009, respectively, and are included in borrowings interest expense.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2011, the interest rate was 2.02% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. However, provisions within the Dodd-Frank Wall Street Reform and Consumer Protection Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities as Tier 1 capital beginning in 2013. One-third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as the Bank, may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot included in Tier 1 capital trust preferred securities issued after such date.

NOTE 10 – Unused Lines of Credit

At December 31, 2011, the Bank had three unused lines of credit to purchase federal funds that totaled $30.5 million. The lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Bank has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Bank has collateral that would support approximately $10.1 million in additional borrowings at December 31, 2011.

NOTE 11 – Fair Value Accounting

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011:
Securities available for sale:
State and political subdivisions	$—	18,248	—
Mortgage-backed securities	—	82,412	—
Other investments	—	—	7,924
Total	$—	100,660	7,924
December 31, 2010:
Securities available for sale:
Government sponsored enterprises	$—	11,166	—
Mortgage-backed securities	—	50,102	2,515
Other investments	—	—	9,070
Total	$—	61,268	11,585

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The table below presents a reconciliation for the period of January 1, 2011 to December 31, 2011, for all Level 3 assets that are measured at fair value on a recurring basis.

(dollars in thousands)	Collateralized mortgage obligations	Other investments
Beginning balance	$2,515	9,070
Total realized and unrealized gains or losses:
Included in earnings	(25)	—
Included in other comprehensive income	(5)	—
Purchases	—	—
Sales	(2,306)	(1,146)
Principal reductions	(179)	—
Transfers in and/or out of Level 3	—	—
Ending Balance	$—	7,924

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 79.9% of loans. Loans which are deemed to be impaired and real estate acquired in settlement of loans are valued on a nonrecurring basis at the lower of cost or market value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

(dollars in thousands)	Quoted market price In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
Impaired loans	$—	12,502	—
Other real estate owned	—	2,461	1,225

December 31, 2010
Impaired loans	$—	6,588	—
Other real estate owned	—	3,887	1,742

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$23,005	23,005	53,850	53,850
Investment securities available for sale	100,660	100,660	63,783	63,783
Other investments	7,924	7,924	9,070	9,070
Loans, net	589,709	603,416	564,006	575,803
Bank owned life insurance	18,093	18,093	14,528	14,528
Financial Liabilities:
Deposits	562,912	521,930	536,296	489,525
Federal Home Loan Bank advances and related debt	122,700	141,411	122,700	140,493
Junior subordinated debentures	13,403	4,212	13,403	2,563

NOTE 12 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2011, 2010 and 2009. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2011, 2010 and 2009, 167,937, 828,764 and 534,915 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. All earnings per share amounts have been restated to reflect the 10% stock dividends issued in January 2011 and 2012.

	December 31,
(dollars in thousands, except share data)	2011	2010	2009
Numerator:
Net income	$2,088	890	1,419
Less: Preferred stock dividends	865	865	730
Discount accretion (1)	279	260	200
Net income (loss) available to common shareholders (1)	$944	(235)	489
Denominator:
Weighted-average common shares outstanding - basic	3,819,073	3,798,820	3,696,438
Common stock equivalents	77,670	—	31,312
Weighted-average common shares outstanding - diluted	3,896,743	3,798,820	3,727,750
Earnings (loss) per common share (1):
Basic	$0.25	(0.06)	0.07
Diluted	$0.24	(0.06)	0.07

(1)

Amounts for 2009 and 2010 have been restated for a correction of an error. See Note 1 to the consolidated financial statements.

NOTE 13 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with one executive vice president. These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate commitment is approximately $815,000.

The Company has entered into an agreement with a data processor which expires in 2014 to provide item processing, electronic banking services and general ledger processing. Components of this contract include monthly charges of approximately $89,000.

At December 31, 2011, the Company occupied land and banking office space under leases expiring on various dates through 2028.  The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2012	$1,740
2013	1,759
2014	1,774
2015	727
2016	742
Thereafter	1,263
$8,005

Lease expense for the years ended December 31, 2011, 2010, and 2009, totaled $684,000, $669,000, and $710,000, respectively.

The Bank may be subject to litigation and claims in the normal course of business. As of December 31, 2011, management believes there is no material litigation pending.

NOTE 14 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Current income taxes:
Federal	$1,627	1,238	(85)
State	63	60	9
Total current tax expense	1,690	1,298	(76)
Deferred income tax expense (benefit)	(857)	(1,105)	421
Income tax expense	$833	193	345

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Tax expense at statutory rate	$993	368	600
Effect of state income taxes	74	40	6
Exempt income and other	(234)	(215)	(261)
Income tax expense	$833	193	345

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,035	2,812
Net deferred loan fees	207	198
Interest on nonaccrual loans	625	591
Deferred compensation	408	279
Unrealized loss on securities available for sale	—	364
Sale of real estate owned	235	82
Other	288	—
	4,798	4,326
Deferred tax liabilities:
Property and equipment	1,041	1,008
Unrealized gain on securities available for sale	536	—
Other	270	324
	1,847	1,332
Net deferred tax asset	$2,951	2,994

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 15 – Related Party Transactions

Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
(dollars in thousands)	2011	2010
Balance, beginning of year	$18,147	17,769
New loans	12,717	15,194
Less loan payments	(13,896)	(14,816)
Balance, end of year	$16,968	18,147

Deposits by officers and directors and their related interests at December 31, 2011 and 2010, were $2.3 million and $2.7 million, respectively.

The Bank has a land lease with a director on the property for a branch office, with monthly payments of $4,924. In addition, the Bank had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Beginning in 2006, the Bank also contracted with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Bank paid the director approximately $39,000, $30,000, and $33,000 for these services during 2011, 2010, and 2009, respectively.

The Bank contracted with a company partially owned by one of the Bank’s directors to assist in the development and construction of the Company’s regional headquarters in Cayce, South Carolina. Beginning in 2008, the Bank paid the development company $567,500 in three equal installments of approximately $189,000 each.

The Bank is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 16 – Financial Instruments With Off-Balance Sheet Risk

In the ordinary course of business, and to meet the financing needs of its clients, the Company is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were approximately $98.9 million, of which $17.6 million is at fixed rates and $81.3 million is at variable rates. At December 31, 2010, unfunded commitments to extend credit were approximately $86.4 million, of which $9.5 million is at fixed rates and $76.9 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2011 and 2010, there was a $2.5 million and $2.8 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2011, 2010, and 2009 amounted to $176,000, $192,000, and $149,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 14 executive officers in the form of a Supplemental Executive Retirement Plan (SERP). The plan provides retirement income for these officers. As of December 31, 2011, the Company had an accrued benefit obligation of $1.2 million. The Company incurred expenses related to this plan of $381,000, $128,000, and $295,000 in 2011, 2010, and 2009, respectively.

NOTE 18 – Warrants and Stock Options and Grant Plans

On March 21, 2000, the Company adopted a stock option plan for the benefit of the directors, officers and employees. Under the Plan, the Board could grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date, but expired or forfeited options may be reissued. Under the terms of the Plan any awards remaining and granted after March 2010 are accounted for as non-qualified stock options. As of January 2011, all available options under the Plan had been granted.

On May 18, 2010, the Company adopted the 2010 Incentive Plan in order to attract and retain highly qualified personnel who will contribute to the Company’s success. The Plan makes available for issuance 332,750 stock options (adjusted for the 10% stock dividends in 2012 and 2011). The options may be exercised at an option price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date.

A summary of the status of the stock option plan and changes for the period are presented below:

	For the years ended December 31,
	2011			2010			2009
	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	389,517	$7.74		410,389	$7.35		337,184	$7.741
Granted	79,970	6.65		202,675	6.24		73,205	5.59
Exercised	(15,104)	5.11		(21,629)	5.01		—	—
Forfeited or expired	(40,112)	9.64		(201,918)	5.88		—	—
Outstanding at end of year	414,271	$7.44	$117,017	389,517	$7.74	$72,075	410,389	$7.35	$121,786
Options exercisable at year-end	164,599		$117,017	124,894		$72,075	305,573		$121,786
Shares available for grant	318,392			398,363			66,369

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 26.76% for 2011, 2010 and 2009; risk-free interest rate of 3.35% for 2011, 3.25% for 2010, and 2.59% for 2009; 10 year life expectancy of the options, and; assumed dividend rate of zero.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock.

In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. At December 31, 2011 and 2010, 13,310 shares (adjusted for the stock dividends in 2006, 2011 and 2012) of stock were authorized under the restricted stock plan, of which 7,535 shares were available to be granted.   The 2010 Incentive Plan which the Company adopted in May 2010 included a provision for the issuance of 72,600 shares of restricted stock (adjusted for the 10% stock dividends in 2011 and 2012). There were 2,500 shares of restricted stock awarded during 2011 and no shares were awarded during 2010.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2011 and 2010 (adjusted for the stock dividends in 2011 and 2012) is as follows:

	December 31,
	2011		2010		2009
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	757	$17.87	1,513	$17.87
Granted	2,750	7.18	—	—	—	—
Vested	—	—	757	17.87	756	17.87
Forfeited	—	—	—	—	—	—
Nonvested at end of year	2,750	$7.18	—	$—	757	$17.87

NOTE 19 – Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department's Capital Purchase Program ("CPP"), the Company entered into a Letter Agreement and a Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant (the "CPP Warrant") to purchase 399,970.34 shares of the Company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Company must consult with the OCC before it may redeem the Series T Preferred Stock but, contrary to the original restrictions in the Emergency Economic Stabilization Act of 2008 (the "EESA"), will not necessarily be required to raise additional equity capital in order to redeem this stock. The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock. The fair value allocation of the $17.3 million between the shares of Series T Preferred Stock and the CPP Warrant resulted in $15.9 million allocated to the shares of Series T Preferred Stock and $1.4 million allocated to the CPP Warrant. The Company’s intent is to repay the $17.3 million issued under the CPP before February 2014 when the dividend rate increases to 9% per annum; however, no assurance can be given that this will occur.

NOTE 20 – Dividends

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Also, the payment of cash dividends on the Company's common stock by the Company in the future will be subject to certain other legal and regulatory limitations (including the requirement that the company’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. As long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years until 2014, and 9% per annum thereafter. In addition, the Company must currently meet certain requirements of the Federal Reserve before paying dividends.

On January 17, 2012, the Company's Board of Directors approved a ten percent stock dividend to the Company's shareholders.  The record date was February 3, 2012 and the distribution date was February 17, 2012.  The Company’s Board of Directors also approved a ten percent stock dividend in 2011 which was distributed on February 14, 2011. Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our Consolidated Statements of Income.

NOTE 21 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2011, that the Company and Bank exceed all well capitalized requirements to which they are subject.

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

The Formal Agreement requires the establishment of certain plans and programs within various time periods.   After having completed the following through December 31, 2011, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

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

In addition, the OCC has established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we must maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and believe the Company is currently in compliance with substantially all of the requirements of the Formal Agreement. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more discussion of the Formal Agreement.

As of December 31, 2011, our capital ratios exceed these ratios and we remain “well capitalized.” However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to a capital directive, a consent order, or such other administrative actions or sanctions as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2011 and 2010.

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
The Bank
Total Capital (to risk weighted assets)	$80,885	13.1%	74,095	12.0%	49,397	8.0%	61,746	10.0%
Tier 1 Capital (to risk weighted assets)	73,152	11.9%	61,746	10.0%	24,698	4.0%	37,047	6.0%
Tier 1 Capital (to average assets)	73,152	9.5%	69,571	9.0%	30,920	4.0%	38,651	5.0%

The Company
Total Capital (to risk weighted assets)	82,231	13.3%	n/a	n/a	49,397	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	74,498	12.1%	n/a	n/a	24,698	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	74,498	9.6%	n/a	n/a	30,920	4.0%	n/a	n/a

As of December 31, 2010
The Bank
Total Capital (to risk weighted assets)	$78,659	13.2%	71,487	12.0%	47,658	8.0%	59,572	10.0%
Tier 1 Capital (to risk weighted assets)	71,201	12.0%	59,572	10.0%	23,829	4.0%	35,743	6.0%
Tier 1 Capital (to average assets)	71,201	9.6%	66,895	9.0%	29,731	4.0%	37,164	5.0%

The Company
Total Capital (to risk weighted assets)	80,380	13.5%	n/a	n/a	47,658	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	72,922	12.2%	n/a	n/a	23,829	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	72,922	9.8%	n/a	n/a	29,731	4.0%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2011	2010
Assets
Cash and cash equivalents	$16	586
Investment in subsidiaries	74,596	70,898
Other assets	1,336	1,141
Total assets	$75,948	72,625
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$6	6
Notes Payable	—	—
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	62,539	59,216
Total liabilities and shareholders’ equity	$75,948	72,625

Condensed Statements of Income

	For the years ended December 31,
	2011	2010	2009
Revenues
Interest income	$1	11	122
Total revenue	1	11	122
Expenses
Interest expense	350	452	645
Other expenses	276	245	119
Total expenses	626	697	764
Income tax benefit	212	233	218
Loss before equity in undistributed net income of subsidiaries	(413)	(453)	(424)
Equity in undistributed net income of subsidiaries	2,501	1,343	1,843
Net income	$2,088	890	1,419

Condensed Statements of Cash Flows

	For the years ended December 31,
	2011	2010	2009
Operating activities
Net income	$2,088	890	1,419
Adjustments to reconcile net income to net cash used for operating activities
Equity in undistributed net income of subsidiaries	(2,501)	(1,343)	(1,843)
Compensation expense related to stock options and restricted stock grants	276	245	118
Increase in other assets	(194)	(163)	(239)
Decrease in accounts payable and accrued expenses	—	(47)	(59)
Net cash used for operating activities	(331)	(418)	(604)
Investing activities
Investment in subsidiaries	550	—	—
Net cash used for investing activities	550	—	—
Financing activities
Increase (decrease) in note payable	—	(4,250)	(10,750)
Proceeds from the issuance of preferred stock	—	—	15,856
Proceeds from the issuance of stock warrant	—	—	1,418
Cash dividend on preferred stock	(865)	(865)	(620)
Cash in lieu	(1)
Proceeds from the exercise of stock options and warrants	77	295	301
Net cash provided by (used for) financing activities	(789)	(4,820)	6,205
Net increase (decrease) in cash and cash equivalents	(570)	(5,238)	5,601
Cash and cash equivalents, beginning of year	586	5,824	223
Cash and cash equivalents, end of year	$16	586	5,824

NOTE 23 – Selected Condensed Quarterly Financial Data (Unaudited)

	2011
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$8,605	8,887	8,851	8,799
Interest expense	3,204	3,085	2,877	2,688
Net interest income	5,401	5,802	5,974	6,111
Provision for loan losses	725	650	1,670	2,225
Noninterest income	556	618	723	873
Noninterest expenses	4,467	4,855	4,352	4,193
Income before income tax expense	765	915	675	566
Income tax expense	228	287	192	126
Net income	537	628	483	440
Preferred stock dividends	216	216	216	217
Discount accretion (1)	68	69	70	72
Net income available to common shareholders (1)	$253	343	197	151
Earnings per common share (1)
Basic	$0.07	0.09	0.05	0.04
Diluted	$0.06	0.09	0.05	0.04
Weighted average common shares outstanding
Basic	3,813,368	3,820,974	3,820,974	3,820,974
Diluted	3,901,399	3,909,255	3,934,894	3,841,427

	2010
	For the three months ended
	March 31	June 30	September 30	December 31
Interest income	$8,857	8,942	8,992	8,738
Interest expense	4,076	4,045	3,761	3,435
Net interest income	4,781	4,897	5,231	5,303
Provision for loan losses	1,400	2,300	1,275	635
Noninterest income	554	1,604	147	129
Noninterest expenses	3,992	4,130	3,656	4,175
Income (loss) before income tax expense	(57)	71	447	622
Income tax expense (benefit)	(75)	(23)	110	181
Net income	18	94	337	441
Preferred stock dividends	216	216	216	217
Discount accretion (1)	63	64	66	67
Net income(loss) available to common shareholders (1)	$(261)	(186)	55	157
Earnings (loss) per common share (1)
Basic	$(0.07)	(0.05)	0.02	0.04
Diluted	$(0.07)	(0.05)	0.02	0.04
Weighted average common shares outstanding
Basic	3,785,536	3,803,249	3,803,249	3,803,249
Diluted	3,785,536	3,803,249	3,804,348	3,804,500

(1)

Amounts for each quarter of 2010 and the first two quarters of 2011 have been restated for a correction of an error. See Note 1 to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

There was no information required to be disclosed by the Company in a report on Form 8-K during the fourth quarter of 2011 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2011 and 2010
		Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
		Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
3.2

Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 3, 2009).

3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed March 3, 2009).*
10.1

Lease Agreement between Greenville First Bank and Halton Properties, LLC, Formerly Cothran Properties, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB filed on March 28, 2000).

10.2

Data Processing Services Agreement dated June 28, 1999 between Greenville First Bancshares and the Intercept Group (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).*
10.4	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*
10.5

Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.6

Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.7

First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.8

Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 23, 2008).*

10.9

Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 23, 2008).*

10.10

Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 23, 2008).*

10.11	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*
10.12

First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed for the period ended September 30, 2008).*

10.13	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*
10.14

Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.15	Warrant with The United States Department of Treasury to Purchase up to 330,554 shares of Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 3, 2009).*
10.16

Letter Agreement, dated February 27, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 3, 2009).*

10.17

ARRA Side Letter Agreement, dated February 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 3, 2009).*

10.18

Form of Waiver, executed by each of Messrs. Fred Gilmer, III, R. Arthur Seaver, Jr., and F. Justin Strickland (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 3, 2009).*

10.19

Form of Letter Amendment, executed by each of Messrs. Fred Gilmer, III, R. Arthur Seaver, Jr., and F. Justin Strickland with the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 3, 2009).*

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements.(1)

*        Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

(1)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 6, 2012	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/Andrew B. Cajka, Jr.	Director	February 28, 2012
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 6, 2012
Mark A. Cothran

/s/Leighton M. Cubbage	Director	February 28, 2012
Leighton M. Cubbage

/s/Michael D. Dowling	Chief Financial Officer	March 6, 2012
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/David G. Ellison	Director	March 6, 2012
David G. Ellison

/s/Anne S. Ellefson	Director	February 28, 2012
Anne S. Ellefson

.	Director
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	February 28, 2012
Tecumseh Hooper, Jr.

Director
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 6, 2012
James B. Orders, III

/s/William B. Sturgis	Director	February 28, 2012
William B. Sturgis

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 6, 2012
R. Arthur Seaver, Jr.	(Principal Executive Officer)

EXHIBIT INDEX

21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements.(1)

*            Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

(1)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.