Form 10-Q
period 2012-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2012-05-10
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,841,812 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 1, 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2012 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 10,295	7,417
Interest-bearing deposits with banks	16,498	15,588
Federal funds sold and securities purchased under agreements to resell	19,580	-
Total cash and cash equivalents	46,373	23,005
Investment securities:
Investment securities available for sale	70,691	100,660
Other investments, at cost	7,924	7,924
Total investment securities	78,615	108,584
Loans	607,925	598,634
Less allowance for loan losses	(9,196)	(8,925)
Loans, net	598,729	589,709
Bank owned life insurance	18,252	18,093
Property and equipment, net	17,302	17,342
Deferred income taxes	3,003	2,951
Other assets	7,732	8,061
Total assets	$ 770,006	767,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$ 566,722	562,912
Federal Home Loan Bank advances and repurchase agreements	122,700	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	4,175	6,191
Total liabilities	707,000	705,206
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 17,299 shares issued and outstanding	16,669	16,596
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,841,812 and 3,820,830 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	38	38
Nonvested restricted stock	(77)	(16)
Additional paid-in capital	39,759	39,546
Accumulated other comprehensive income	900	1,041
Retained earnings	5,717	5,334
Total shareholders' equity	63,006	62,539
Total liabilities and shareholders' equity	$ 770,006	767,745

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2011 have been adjusted to reflect the ten percent stock dividend issued in 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands, except share data)	2012	2011
Interest income
Loans	$ 7,986	8,123
Investment securities	557	454
Federal funds sold	14	28
Total interest income	8,557	8,605
Interest expense
Deposits	1,262	1,977
Borrowings	1,166	1,227
Total interest expense	2,428	3,204
Net interest income	6,129	5,401
Provision for loan losses	1,200	725
Net interest income after provision for loan losses	4,929	4,676
Noninterest income
Loan fee income	200	144
Service fees on deposit accounts	181	138
Income from bank owned life insurance	159	132
Gain on sale of investment securities	72	-
Other income	225	181
Total noninterest income	837	595
Noninterest expenses
Compensation and benefits	2,425	2,065
Occupancy	583	539
Real estate owned activity	278	531
Data processing and related costs	514	435
Insurance	352	403
Marketing	194	170
Professional fees	180	142
Other	253	221
Total noninterest expenses	4,779	4,506
Income before income tax expense	987	765
Income tax expense	299	228
Net income	688	537
Preferred stock dividend	216	216
Discount accretion (1)	73	68
Net income available to common shareholders (1)	$ 399	253
Earnings per common share (1)
Basic	$ 0.10	0.07
Diluted	$ 0.10	0.06
Weighted average common shares outstanding
Basic	3,838,747	3,813,368
Diluted	3,879,830	3,901,399

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2011 period have been adjusted to reflect the ten percent stock dividend issued in 2012.

(1)	See Note 1 to financial statements for information related to a correction of an error.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2012	2011
Net income	$ 688	537
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(139)	174
Tax (expense) benefit	46	(59)
Reclassification to realized gain	(72)	-
Tax expense	24	-
Other comprehensive income (loss)	(141)	115
Comprehensive income	$ 547	652

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	earnings	Total
December 31, 2010 (1)	3,457,877	$35	17,299	$16,317	$-	$36,729	$(707)	$6,842	$59,216
Net income	-	-	-	-	-	-	-	537	537
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(216)	(216)
Discount accretion	-	-	-	68	-	-	-	(68)	-
Proceeds from exercise of stock options	13,236	-	-	-	-	77	-	-	77
Issuance of restricted stock	2,500	-	-	-	(20)	20	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(1)	(1)
Amortization of deferred compensation on restricted stock	-	-	-	-	1	-	-	-	1
Compensation expense related to stock options, net of tax	-	-	-	-	-	67	-	-	67
Other comprehensive income	-	-	-	-	-	-	115	-	115
March 31, 2011(1)	3,473,613	$35	17,299	16,385	$(19)	36,893	$(592)	7,094	$59,796
December 31, 2011	3,820,830	$38	17,299	16,596	$(16)	39,546	$1,041	5,334	$62,539
Net income	-	-	-	-	-	-	-	688	688
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(216)	(216)
Discount accretion	-	-	-	73	-	-	-	(73)	-
Proceeds from exercise of stock options	9,075	-	-	-	-	57	-	-	57
Stock dividend on stock options and restricted stock (10%)	1,907	-	-	-	-	14	-	(14)	-
Issuance of restricted stock	10,000	-	-	-	(67)	67	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Amortization of deferred compensation on restricted stock	-	-	-	-	6	-	-	-	6
Compensation expense related to stock options, net of tax	-	-	-	-	-	75	-	-	75
Other comprehensive income (loss)							(141)	-	(141)
March 31, 2012	3,841,812	$38	17,299	$16,669	$(77)	$39,759	$900	$5,717	$63,006

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2010 and 2011 have been adjusted to reflect the ten percent stock dividends issued in 2011 and 2012.

(1)	See Note 1 to financial statements for information related to a correction of an error.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2012	2011
Operating activities
Net income	$ 688	$ 537
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,200	725
Depreciation and other amortization	233	216
Accretion and amortization of securities discounts and premium, net	304	274
Gain on sale of investment securities	(72)	-
Loss on sale and write-down of real estate owned	256	512
Compensation expense related to stock options and grants	81	68
Increase in cash surrender value of bank owned life insurance	(159)	(132)
(Increase) decrease in deferred tax asset	21	(333)
Decrease in other assets, net	375	142
Decrease in other liabilities, net	(2,016)	(689)
Net cash provided by operating activities	911	1,320
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(11,276)	(7,885)
Purchase of property and equipment	(193)	(165)
Purchase of investment securities:
Available for sale	(2,591)	-
Payments and maturity of investment securities:
Available for sale	4,373	3,565
Proceeds from sale of investment securities	27,742	-
Proceeds from sale of real estate owned	753	1,243
Net cash provided by (used for) investing activities	18,808	(3,242)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	3,810	23,758
Cash dividend on preferred stock	(216)	(216)
Cash in lieu of fractional shares	(2)	(1)
Proceeds from the exercise of stock options and warrants	57	77
Net cash provided by financing activities	3,649	23,618
Net increase in cash and cash equivalents	23,368	21,696
Cash and cash equivalents at beginning of the period	23,005	53,850
Cash and cash equivalents at end of the period	46,373	75,546
Supplemental information
Cash paid for
Interest	$ 2,814	$ 3,317
Income taxes	279	525
Schedule of non-cash transactions
Real estate acquired in settlement of loans	1,056	-
Unrealized gain (loss) on securities, net of income taxes	(93)	115

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 9, 2012. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

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

	March 31, 2011
(dollars in thousands)	As filed	As restated
Preferred stock	$14,846	16,385
Additional paid-in capital	37,903	36,893
Retained earnings	7,623	7,094
	$60,372	60,372

	Three months ended March 31, 2011
(dollars in thousands)	As filed	As restated
Net income	$ 537	537
Preferred stock dividend	216	216
Discount accretion	113	68
Net income (loss) to common shareholders	$ 208	253
Earnings (loss) per common share
Basic	$ 0.06	0.07
Diluted	$ 0.06	0.06

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

Recently Adopted Accounting Pronouncements

The following is a summary of recently adopted authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2012
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$16,855	819	-	17,674
Mortgage-backed securities:
FHLMC	13,097	250	17	13,330
FNMA	38,931	306	26	39,211
GNMA	443	33	-	476
Total mortgage-backed securities	52,471	589	43	53,017
Total investment securities available for sale	$69,326	1,408	43	70,691

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$17,390	860	2	18,248
Mortgage-backed securities:
FHLMC	22,549	325	31	22,843
FNMA	58,631	441	72	59,000
GNMA	514	55	-	569
Total mortgage-backed securities	81,694	821	103	82,412
Total investment securities available for sale	$99,084	1,681	105	100,660

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2012	December 31, 2011
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,937	5,937
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$7,924	7,924

Contractual maturities and yields on our investment securities at March 31, 2012 and December 31, 2011 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than one year at March 31, 2012 or December 31, 2011.

					March 31, 2012
	One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$-	-%	5,777	2.81%	11,897	3.34%	17,674	3.17%
Mortgage-backed securities	-	-%	-	-%	53,017	2.53%	53,017	2.53%
Total	$-	-%	5,777	2.81%	64,914	2.68%	70,691	2.69%

	December 31, 2011
	One to Five Years		Five to Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$527	1.35%	5,845	2.81%	11,876	3.34%	18,248	3.11%
Mortgage-backed securities	—	—%	11,318	1.89%	71,094	2.29%	82,412	2.24%
Total	$527	1.35%	17,163	2.19%	82,970	2.44%	100,660	2.39%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							March 31, 2012
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Mortgage-backed
FHLMC	1	$2,174	$17	—	—	—	1	$2,174	$17
FNMA	3	7,059	26	—	—	—	3	7,059	26
Total	4	$9,233	$43	—	—	—	4	$9,233	$43

							December 31, 2012
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	1	$500	$2	—	—	—	1	$500	$2
Mortgage-backed
FHLMC	1	2,602	31	—	—	—	1	2,602	31
FNMA	8	19,775	72	—	—	—	8	19,775	72
Total	10	$22,877	$105	—	—	—	10	$22,877	$105

NOTE 3 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$151,275	24.9%	149,426	25.0%
Non-owner occupied RE	165,215	27.2%	164,776	27.5%
Construction	20,573	3.4%	17,882	3.0%
Business	111,579	18.3%	111,939	18.7%
Total commercial loans	448,642	73.8%	444,023	74.2%
Consumer
Real estate	65,529	10.8%	57,906	9.7%
Home equity	80,606	13.3%	82,664	13.8%
Construction	5,173	0.8%	5,570	0.9%
Other	8,671	1.4%	9,081	1.5%
Total consumer loans	159,979	26.3%	155,221	25.9%
Deferred origination fees, net	(696)	(0.1)%	(610)	(0.1)%
Total gross loans, net of deferred fees	607,925	100.0%	598,634	100.0%
Less—allowance for loan losses	(9,196)		(8,925)
Total loans, net	$598,729		589,709

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

		March 31, 2012
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$25,997	79,733	45,545	151,275
Non-owner occupied RE	48,469	104,066	12,680	165,215
Construction	8,087	6,122	6,364	20,573
Business	63,435	44,021	4,123	111,579
Total commercial loans	145,988	233,942	68,712	448,642
Consumer
Real estate	13,313	21,638	30,578	65,529
Home equity	15,691	19,780	45,135	80,606
Construction	3,937	-	1,236	5,173
Other	4,834	3,259	578	8,671
Total consumer loans	37,775	44,677	77,527	159,979
Deferred origination fees, net	(210)	(319)	(167)	(696)
Total gross loans, net of deferred fees	$183,553	278,300	146,072	607,925
Loans maturing after one year with:
Fixed interest rates				254,326
Floating interest rates				170,046

		December 31, 2011
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$28,095	85,114	36,217	149,426
Non-owner occupied RE	49,123	105,276	10,377	164,776
Construction	6,295	4,007	7,580	17,882
Business	60,248	47,594	4,097	111,939
Total commercial loans	143,761	241,991	58,271	444,023
Consumer
Real estate	16,198	20,022	21,686	57,906
Home equity	15,221	21,369	46,074	82,664
Construction	5,470	-	100	5,570
Other	4,910	3,482	689	9,081
Total consumer	41,799	44,873	68,549	155,221
Deferred origination fees, net	(189)	(292)	(129)	(610)
Total gross loan, net of deferred fees	$185,371	286,572	126,691	598,634
Loans maturing after one year with:
Fixed interest rates				$240,767
Floating interest rates				172,496

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

Credit Quality Indicators

Commercial

We manage a consistent process for assessing commercial loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, Doubtful, and Loss, each of which is defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				March 31, 2012
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$142,097	138,771	14,926	103,254	399,048
Special Mention	4,271	14,254	-	3,056	21,581
Substandard	4,907	12,190	5,647	5,269	28,013
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$151,275	165,215	20,573	111,579	448,642

				December 31, 2011
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$139,907	138,535	12,830	104,009	395,281
Special Mention	4,294	12,733	-	2,323	19,350
Substandard	5,225	13,508	5,052	5,607	29,392
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$149,426	164,776	17,882	111,939	444,023

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

				March 31, 2012
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$148,581	157,176	19,462	108,362	433,581
30-59 days past due	135	6,037	64	690	6,926
60-89 days past due	-	886	-	445	1,331
Greater than 90 Days	2,559	1,116	1,047	2,082	6,804
	$151,275	165,215	20,573	111,579	448,642

				December 31, 2011
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$145,089	161,922	16,566	107,713	431,290
30-59 days past due	20	646	2	172	841
60-89 days past due	3,007	294	-	790	4,090
Greater than 90 Days	1,310	1,914	1,314	3,264	7,802
	$149,426	164,776	17,882	111,939	444,023

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, Doubtful, and Loss, each of which is defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				March 31, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$63,136	76,949	5,173	8,237	153,495
Special Mention	311	2,141	-	62	2,514
Substandard	2,082	1,516	-	372	3,970
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$65,529	80,606	5,173	8,671	159,979

				December 31, 2011
	Real estate	Home equity	Construction	Other	Total
Pass	$55,076	79,129	5,570	8,641	148,416
Special Mention	526	2,142	-	65	2,733
Substandard	2,304	1,393	-	375	4,072
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$57,906	82,664	5,570	9,081	155,221

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

				March 31, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$64,870	79,662	5,173	8,666	158,371
30-59 days past due	169	601	-	5	775
60-89 days past due	-	80	-	-	80
Greater than 90 Days	490	263	-	-	753
	$65,529	80,606	5,173	8,671	159,979

				December 31, 2011
	Real estate	Home equity	Construction	Other	Total
Current	$56,854	82,229	5,570	9,076	153,729
30-59 days past due	344	80	-	5	429
60-89 days past due	-	-	-	-	-
Greater than 90 Days	708	355	-	-	1,063
	$57,906	82,664	5,570	9,081	155,221

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows our nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial
Owner occupied RE	$1,090	1,061
Non-owner occupied RE	699	1,745
Construction	1,048	1,314
Business	514	503
Consumer
Real estate	618	476
Home equity	263	386
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	5,812	4,779
Total nonaccrual loans, including nonaccruing TDRs	10,044	10,264
Other real estate owned	3,733	3,686
Total nonperforming assets	$13,777	13,950
Nonperforming assets as a percentage of:
Total assets	1.79%	1.82%
Gross loans	2.27%	2.33%
Total loans over 90 days past due	$7,558	8,865
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	6,660	7,429

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

		March 31, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$4,751	4,751	4,596	1,041
Non-owner occupied RE	4,111	3,864	1,860	788
Construction	5,065	2,323	1,275	413
Business	3,816	3,766	3,690	1,845
Total commercial	17,743	14,704	11,421	4,087
Consumer
Real estate	1,573	1,473	618	93
Home equity	294	294	294	44
Construction	-	-	-	-
Other	233	233	-	-
Total consumer	2,100	2,000	912	137
Total	$19,843	16,704	12,333	4,224

		December 31, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$5,070	5,070	4,922	870
Non-owner occupied RE	4,685	3,638	985	578
Construction	4,056	2,068	1,597	498
Business	4,904	4,604	4,459	1,807
Total commercial	18,715	15,380	11,963	3,753
Consumer
Real estate	1,694	1,694	839	126
Home equity	386	386	386	58
Construction	-	-	-	-
Other	233	233	-	-
Total consumer	2,313	2,313	1,225	184
Total	$21,028	17,693	13,188	3,937

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended March 31,		Year ended December 31,
	2012		2011
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$4,911	73	3,521	220
Non-owner occupied RE	3,751	29	2,520	281
Construction	2,196	23	1,425	81
Business	4,186	4	3,331	207
Total commercial	15,044	129	10,797	789
Consumer
Real estate	1,584	11	1,729	64
Home equity	340	-	399	-
Construction	-	-	-	-
Other	233	4	38	13
Total consumer	2,157	15	2,166	77
Total	$17,201	144	12,963	866

Allowance for Loan Losses

The allowance for loan loss is management's estimate of credit losses inherent in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table summarizes the activity related to our allowance for loan losses:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Balance, beginning of period	$ 8,925	8,386
Provision for loan losses	1,200	725
Loan charge-offs:
Commercial
Owner occupied RE	(129)	-
Non-owner occupied RE	(143)	-
Construction	-	-
Business	(561)	(481)
Total commercial	(833)	(481)
Consumer
Real estate	(102)	-
Home equity	(7)	(75)
Construction	-	-
Other	-	(168)
Total consumer	(109)	(243)
Total loan charge-offs	(942)	(724)
Loan recoveries:
Commercial
Owner occupied RE	4	-
Non-owner occupied RE	-	-
Business	9	-
Construction	-	-
Total commercial	13	-
Consumer
Real estate	-	-
Home equity	-	1
Construction	-	-
Other	-	-
Total consumer	-	1
Total recoveries	13	1
Net loan charge-offs	(929)	(723)
Balance, end of period	$ 9,196	8,388
Net charge-offs to average loans (annualized)	0.62%	0.51%
Allowance for loan losses to gross loans	1.51%	1.45%
Allowance for loan losses to nonperforming loans	91.55%	76.56%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Three months ended March 31, 2012
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,061	864	-	8,925
Provision	1,164	36	-	1,200
Loan charge-offs	(833)	(109)	-	(942)
Loan recoveries	13	-		13
Net loan charge-offs	(820)	(109)	-	(929)
Balance, end of period	$8,405	791	-	9,196
		Year ended December 31, 2011
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	5,584	(81)	(233)	5,270
Loan charge-offs	(4,434)	(504)	-	(4,938)
Loan recoveries	205	2		207
Net loan charge-offs	(4,229)	(502)	-	(4,731)
Balance, end of period	$8,061	864	-	8,925

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					March 31, 2012
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$4,087	-	4,087	14,704	-	14,704
Collectively evaluated	4,271	838	5,109	433,938	159,979	593,917
Total	$8,358	838	9,196	448,642	159,979	608,621

					December 31, 2011
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,753	-	3,753	15,380	-	15,380
Collectively evaluated	4,308	864	5,172	428,643	155,221	583,864
Total	$8,061	864	8,925	444,023	155,221	599,244

NOTE 4 – Troubled Debt Restructurings

At March 31, 2012 we had 36 loans totaling $12.5 million and at December 31, 2011 we had 42 loans totaling $12.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If, after previously being classified as a TDR, a loan is restructured a second time, then the loan is automatically placed on nonaccrual status.

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

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the three months ended March 31, 2012.

For the three months ended March 31, 2012
							Pre-modification		Post-modification
	Renewals	Reduced	Converted	Maturity	Total		outstanding		outstanding
	deemed a	or deferred	to interest	date	number		recorded		recorded
(dollars in thousands)	concession	payments	only	extensions	of loans		investment		investment
Commercial
Owner occupied RE	-	-	-	-	-	$	-	$	-
Non-owner occupied RE	-	1	-	-	1		820		820
Construction	-	-	-	-	-		-		-
Business	-	-	-	-	-		-		-
Consumer
Real estate	-	-	-	-	-		-		-
Home equity	-	-	-	-	-		-		-
Construction	-	-	-	-	-		-		-
Other	-	-	-	-	-		-		-
Total loans	-	1	-	-	1	$	820	$	820

The following table summarizes the TDRs that are more than 30 days past due, and have subsequently defaulted during the three months ended March 31, 2012.

For the three months ended March 31, 2012
	Number of	Recorded
(dollars in thousands)	Loans	Investment
Commercial
Owner occupied RE	2	1,746
Non-owner occupied RE	1	819
Construction	-	-
Business	-	-
Consumer
Real estate	-	-
Home equity	-	-
Construction	-	-
Other	-	-
Total loans	3	2,565

NOTE 5 – Fair Value Accounting

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

Level 1 - Quoted market price in active markets
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include certain debt and equity securities that are traded in an active exchange market.

Level 2 - Significant other observable inputs
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company's available-for-sale portfolio and impaired loans.

Level 3 - Significant unobservable inputs
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			March 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
State and political subdivisions	$-	17,674	-	17,674
Mortgage-backed securities	-	53,017	-	53,017
Other investments	-	-	7,924	7,924
Total assets measured at fair value on a recurring basis	$-	70,691	7,924	78,615
			December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
State and political subdivisions	$-	18,248	-	18,248
Mortgage-backed securities	-	82,412	-	82,412
Other investments	-	-	7,924	7,924
Total assets measured at fair value on a recurring basis	$-	100,660	7,924	108,584

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 85% of loans as of March 31, 2012. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of March 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	11,282	1,198	12,480
Other real estate owned	-	2,897	836	3,733
Total assets measured at fair value on a nonrecurring basis	-	14,179	2,034	16,213

			As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	12,318	1,438	13,756
Other real estate owned	-	2,461	1,225	3,686
Total assets measured at fair value on a nonrecurring basis	-	14,779	2,663	17,442

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs
Other investments	Carrying Value	None
Impaired loans	Appraised Value/ Discounted Cash Flows	Appraisals and/or sales of comparable properties/
Other real estate owned	Appraised Value/ Comparable Sales	Appraisals and/or sales of comparable properties/ Independent quotes

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

Deposits - Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. The fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

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

The estimated fair values of the Company's financial instruments at March 31, 2012 and December 31, 2011 are as follows:

			March 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$46,373	46,373	46,373	-	-
Investment securities available for sale	70,691	70,691	-	70,691	-
Other investments	7,924	7,924	-	-	7,924
Loans, net	598,729	609,680	-	11,282	598,398
Bank owned life insurance	18,252	18,252	-	-	18,252
Financial Liabilities:
Deposits	566,722	547,686	-	547,686	-
FHLB and other borrowings	122,700	140,057	-	140,057	-
Junior subordinated debentures	13,403	4,109	-	4,109	-

			December 31, 2011
Financial Assets:
Cash and cash equivalents	$23,005	23,005	23,005	-	-
Investment securities available for sale	100,660	100,660	-	100,660	-
Other investments	7,924	7,924	-	-	7,924
Loans, net	589,709	603,416	-	12,318	591,098
Bank owned life insurance	18,093	18,093	-	-	18,093
Financial Liabilities:
Deposits	562,912	521,930	-	521,930	-
FHLB and other borrowings	122,700	141,411	-	141,411	-
Junior subordinated debentures	13,403	4,212	-	4,212	-

NOTE 6 – Preferred Stock Issuance

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

NOTE 7 – Earnings Per Common Share and Stock Dividend

On January 17, 2012, the Company's Board of Directors approved a ten percent stock dividend to the Company's shareholders. The record date for shareholders entitled to receive the stock dividend was February 3, 2012 and the distribution date was February 17, 2012. Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted for the prior period to reflect the stock dividend. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have been adjusted for the prior period to reflect the stock dividend.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2012 and 2011. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. At March 31, 2012 and 2011, 79,002 and 87,967 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended March 31,
	(dollars in thousands, except share data)	2012	2011
	Numerator:
	Net income	$688	$537
Less:	Preferred stock dividend	216	216
	Discount accretion (1)	73	68
	Net income available to common shareholders (1)	$399	$253
	Denominator:
	Weighted-average common shares outstanding - basic	3,838,747	3,813,368
	Common stock equivalents	41,083	88,031
	Weighted-average common shares outstanding - diluted	3,879,830	3,901,399
	Earnings per common share (1):
	Basic	$0.10	$0.07
	Diluted	$0.10	$0.06

(1) See Note 1 to financial statements for information related to a correction of an error.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011 and assesses our financial condition as of March 31, 2012 as compared to December 31, 2011. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following:

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing into 2012, the capital and credit markets have experienced sever levels of volatility and disruption. There can be no assurance that these challenging developments will not materially and adversely affect our business, financial condition and results of operations.

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

Effect of Economic Trends

The twelve months ended December 31, 2011 and the first three months of 2012 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, the Troubled Asset Relief Program (the "TARP"), the American Recovery and Reinvestment Act of 2009 (the "Recovery Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and related economic recovery programs. Some of the more recent actions include those described in Part I. Item 1. Business - Supervision and Regulation of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

In addition, on April 5, 2012, the U.S. President signed the Jumpstart Our Business Startup Act (the "JOBS Act"), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200. The SEC has been directed to issue rules implementing these amendments by April 5, 2013. We are currently evaluating the effects that these amendments, as well as the full JOBS Act, will have on the Company.

Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the TARP, the Recovery Act, the Dodd-Frank Act, the JOBS Act or any governmental program on the financial markets.

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

EARNINGS REVIEW

Our net income was $688,000 and $537,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $151,000. After our dividend payment to the U.S. Treasury as preferred shareholder, net income to common shareholders was $399,000, or diluted earnings per share ("EPS") of $0.10, for the first quarter of 2012 as compared to net income to common shareholders of $253,000, or diluted EPS of $0.06 for the same period in 2011. The increase in net income resulted primarily from an increase in net interest income and an increase in noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended March 31, 2012, our net interest income was $6.1 million, a 13.5% increase over net interest income of $5.4 million for the same period in 2011. In comparison, our average earning assets increased $26.6 million during the first quarter of 2012 compared to the first quarter of 2011, while our interest bearing liabilities decreased by $3.5 million during the same period. The increase in average earning assets is primarily related to an increase in average loans while the decrease in average interest-bearing liabilities is a result of a decrease in time deposits, specifically, out-of-market certificates of deposit which decreased $39.8 million.

Our net interest margin on a tax-equivalent basis increased from 3.18% for the three months ended March 31, 2011 to 3.45% for the three months ended March 31, 2012. The increase in net interest margin during the three month periods ended March 31, 2012 compared to the prior year is driven primarily by reduced costs related to our deposits and borrowings rather than from increased interest income. While we do not expect our loan yields to change significantly in the near future, we do anticipate our future deposit costs to continue to decrease as we have approximately $69.6 million of retail CDs scheduled to mature and reprice in the next six months combined with maturities of $22.0 million of wholesale CDs which we do not anticipate replacing.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2012 and 2011. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

				For the Three Months Ended March,
	2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$21,447	$14	0.26%	$49,017	$28	0.23%
Investment securities, taxable	82,137	424	2.08%	59,870	360	2.44%
Investment securities, nontaxable (2)	18,135	215	4.76%	11,327	152	5.43%
Loans	601,740	7,986	5.34%	576,598	8,123	5.71%
Total interest-earning assets	723,459	8,639	4.80%	696,812	8,663	5.04%
Noninterest-earning assets	44,152			42,189
Total assets	$767,611			$739,001
Interest-bearing liabilities
NOW accounts	$153,317	272	0.71%	$137,465	439	1.30%
Savings & money market	119,854	134	0.45%	99,712	204	0.83%
Time deposits	210,875	856	1.63%	251,192	1,334	2.15%
Total interest-bearing deposits	484,046	1,262	1.05%	488,369	1,977	1.64%
Note payable and other borrowings	123,547	1,070	3.48%	122,700	1,141	3.77%
Junior subordinated debentures	13,403	96	2.88%	13,403	86	2.60%
Total interest-bearing liabilities	620,996	2,428	1.57%	624,472	3,204	2.08%
Noninterest-bearing liabilities	82,866			54,607
Shareholders' equity	63,749			59,922
Total liabilities and shareholders' equity	$767,611			$739,001
Net interest spread			3.23%			2.96%
Net interest income (tax equivalent) / margin		$6,211	3.45%		$5,459	3.18%
Less: tax-equivalent adjustment (2)		82			58
Net interest income		$6,129			$5,401
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.45% for the three months ended March 31, 2012 compared to 3.36% for the fourth quarter of 2011 and 3.18% for the first quarter of 2011. The 27 basis point increase in net interest margin during the first quarter of 2012 was driven primarily by a 51 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2011.

Despite the $26.6 million increase in interest-earning assets during the first quarter of 2012, as compared to the same quarter in 2011, our interest income decreased by $48,000 or 24 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our investment securities and loan portfolio. Although we transitioned a portion of our low-yielding federal funds sold into investment securities which yield a higher rate, the yield earned on these investments has declined in the past twelve months. In addition, our loan balances increased by $25.1 million as compared to the same period in 2011 while our loan yield decreased by 37 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during the first quarter of 2012 as compared to the first quarter of 2011 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $3.5 million during the first quarter of 2012, compared to the same period in 2011, the rate on these liabilities decreased by 51 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets. In addition, as of March 31, 2012, over half of our FHLB advances were at fixed interest rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable interest rates.

Our net interest spread was 3.23% for the three months ended March 31, 2012 compared to 2.96% for the same period in 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 51 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 24 basis point decline in yield on our earning assets, resulted in a 27 basis point increase in our net interest spread for the 2012 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2012 vs. 2011				March 31, 2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$216	(339)	(14)	(137)	(43)	208	(1)	164
Investment securities	197	(67)	(27)	103	(202)	(299)	68	(433)
Federal funds sold	(16)	4	(2)	(14)	18	-	(1)	17
Total interest income	397	(402)	(43)	(48)	(227)	(91)	66	(252)
Interest expense
Deposits	84	(766)	(33)	(715)	145	(533)	(33)	(421)
Note payable and other	7	(77)	(1)	(71)	(263)	(228)	38	(453)
Junior subordinated debt	-	10	-	10	-	2	-	2
Total interest expense	91	(833)	(34)	(776)	(118)	(759)	5	(872)
Net interest income	$306	431	(9)	728	(109)	668	61	620

Net interest income, the largest component of our income, was $6.1 million for the three month period ended March 31, 2012 and $5.4 million for the three months ended March 31, 2011. Average interest-earning assets increased by $26.6 million during the first quarter of 2012 compared to the same period in 2011 while average interest-bearing liabilities decreased $3.5 million. While our average interest-earning assets increased by $26.6 million during the 2012 period, the primary driver of the increase in net interest income was the decrease in rates on our interest-bearing liabilities which effectively reduced interest expense by $833,000 for the three months ended March 31, 2012.

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

For the three months ended March 31, 2012 and 2011, we incurred a noncash expense related to the provision for loan losses of $1.2 million and $725,000, respectively, resulting in an allowance for loan losses of $9.2 million and $8.4 million for the 2012 and 2011 periods, respectively. The increased provision for loan losses during the 2012 period relates primarily to the specific allowance required on our impaired loans. The $9.2 million allowance represented 1.51% of gross loans at March 31, 2012 while the $8.4 million allowance was 1.45% of gross loans at March 31, 2011.

During the past twelve months, our loan balances increased by $28.4 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2012	2011
Loan fee income	$200	144
Service fees on deposit accounts	181	138
Income from bank owned life insurance	159	132
Gain on sale of investment securities	72	-
Other income	225	181
Total noninterest income	$837	595

Noninterest income increased $242,000, or 40.1%, in the first quarter of 2012 as compared to the same period in 2011. The increase in total noninterest income during the 2012 period resulted primarily from the following:

•	Loan fee income increased 38.9%, or $56,000, resulting primarily from increased mortgage origination fee income.
•	Service fees on deposit accounts increased $43,000, or 31.2%, primarily related to increased NSF fee income, and additional income from service charges on our checking, money market, and savings accounts.

•	Income from bank owned life insurance increased $27,000 due to income earned on $3.0 million of additional life insurance policies purchased during the third quarter of 2011.
•	A gain on sale of investment securities for $72,000 was recognized during the 2012 period, compared to no gain during the first quarter of 2011.
•	Other income increased by 24.3%, or $44,000, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $108,000 and $92,000 for the three months ended March 31, 2012 and 2011, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2012	2011
Compensation and benefits	$2,425	2,065
Occupancy	583	539
Real estate owned activity	278	531
Data processing and related costs	514	435
Insurance	352	403
Marketing	194	170
Professional fees	180	142
Other	253	221
Total noninterest expense	$4,779	4,506

Noninterest expense increased $273,000, or 6.1%, during the first quarter of 2012 as compared to the same period in 2011. Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 65.3% for the first quarter of 2012 compared to 66.7% for the same period in 2011. The improvement in the efficiency ratio relates primarily to the increase in net interest income and noninterest income, excluding the gain on sale of securities.

The increase in total noninterest expense resulted primarily from the following:

•	Compensation and benefits expense increased 17.4%, or $360,000, relating primarily to increases in incentive compensation expense and benefits expense. Base compensation increased by $189,000 due primarily to the cost of eight additional employees in the areas of client services and deposit and loan operations, as well as annual salary increases, while incentive compensation expense increased by $37,000 during the 2012 period. In addition, benefit expense increased $140,000 during the same period, compared to the first quarter of the prior year, due primarily to increases in payroll taxes, insurance, and retirement plan expenses.
•	Occupancy expenses increased $44,000, or 8.2%, driven by increased utilities and repairs and maintenance expenses.
•	Data processing and related costs increased 18.2%, or $79,000, primarily related to the costs of new services we offer, such as mobile banking, and the increased number of clients and accounts we service.
•	Professional fees increased $38,000, or 26.8%, driven by increased legal expenses as well as audit and accounting fees.
•	Other noninterest expenses increased 14.5%, or $32,000, primarily related to increased travel, education, collection, and office supplies expenses.

Offsetting the increases in noninterest expense was a $253,000, or 47.6%, reduction in real estate owned expenses due primarily to a lower loss recorded on the sale of property, and a $51,000, or 12.7%, decrease in insurance expense relating to a reduction in the quarterly FDIC assessment as a result of the change in the assessment calculation. The assessment base changed to an asset based calculation effective for the second quarter of 2011.

We incurred income tax expense of $299,000 for the three months ended March 31, 2012 as compared to $228,000 during the same period in 2011. The increase in income tax expense during the first quarter of 2012 was primarily a result of the increase in our net income.

Balance Sheet Review

At March 31, 2012, we had total assets of $770.0 million, consisting principally of $598.7 million in net loans, $78.6 million in investment securities, $46.4 million in cash and cash equivalents, and $18.3 million in bank owned life insurance. Our liabilities at March 31, 2012 totaled $707.0 million, which consisted principally of $566.7 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At March 31, 2012, our shareholders' equity was $63.0 million.

At December 31, 2011, we had total assets of $767.8 million, consisting principally of $589.7 million in net loans, $108.6 million in investment securities, $23.0 million in cash and cash equivalents, and $18.1 million in bank owned life insurance. Our liabilities at December 31, 2011 totaled $705.2 million, consisting principally of $562.9 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At December 31, 2011, our shareholders' equity was $62.5 million.

Federal Funds Sold

At March 31, 2012, our federal funds sold were $19.6 million, or 2.5% of total assets. At December 31, 2011, we had no short-term investments in federal funds sold on an overnight basis.

Investment Securities

At March 31, 2012, the $78.6 million in our investment securities portfolio represented approximately 10.2% of our total assets. We held municipal securities, and mortgage-backed securities with a fair value of $70.7 million and an amortized cost of $69.3 million for an unrealized gain of $1.4 million. During the first quarter of 2012, we developed a need for additional liquidity as we experienced increased loan demand and as a result sold $27.7 million of our mortgage-backed securities and state and municipal obligations, recording a net gain on sale of investment securities of $72,000.

At December 31, 2011, the $108.6 million in our investment securities portfolio represented approximately 14.1% of our total assets. We held municipal securities, and mortgage-backed securities with a fair value of $100.7 million and an amortized cost of $99.1 million for an unrealized gain of $1.7 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2012 and 2011 were $601.7 million and $576.6 million, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2012 and December 31, 2011 were $607.9 and $598.6 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2012, our loan portfolio included $488.4 million, or 80.3%, of real estate loans. As of December 31, 2011, real estate loans made up 79.9% of our loan portfolio and totaled $478.2 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $80.6 million as of March 31, 2012, of which approximately 37% were in a first lien position, while the remaining balance was second liens. The average loan had a balance of approximately $88,000 and a loan to value of 74.5%. Further, 0.69% of our total home equity lines of credit were over 30 days past due.

Following is a summary of our loan composition at March 31, 2012 and December 31, 2011. The increases in commercial and consumer real estate loans are related to our focus to continue to originate high quality owner-occupied and consumer real estate loans.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$151,275	24.9%	$149,426	25.0%
Non-owner occupied RE	165,215	27.2%	164,776	27.5%
Construction	20,573	3.4%	17,882	3.0%
Business	111,579	18.3%	111,939	18.7%
Total commercial loans	448,642	73.8%	444,023	74.2%
Consumer
Real estate	65,529	10.8%	57,906	9.7%
Home equity	80,606	13.3%	82,664	13.8%
Construction	5,173	0.8%	5,570	0.9%
Other	8,671	1.4%	9,081	1.5%
Total consumer loans	159,979	26.3%	155,221	25.9%
Deferred origination fees, net	(696)	(0.1)%	(610)	(0.1)%
Total gross loans, net of deferred fees	607,925	100.0%	598,634	100.0%
Less—allowance for loan losses	(9,196)		(8,925)
Total loans, net	$598,729		$589,709

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$3,351	4,623
Consumer	881	862
Nonaccruing troubled debt restructurings	5,812	4,779
Total nonaccrual loans	10,044	10,264
Other real estate owned	3,733	3,686
Total nonperforming assets	$13,777	$13,950

At March 31, 2012 nonperforming assets were $13.8 million, or 1.79% of total assets and 2.27% of gross loans. Comparatively, nonperforming assets were $14.0 million, or 1.82% of total assets and 2.33% of gross loans at December 31, 2011. Nonaccrual loans decreased $220,000 to $10.0 million at March 31, 2012 from $10.3 million at December 31, 2011. Nonaccrual loans at March 31, 2012 include five loan relationships which were put on nonaccrual status during the first three months of 2012 In addition, two loans were returned to accrual status or paid off and another six loans were charged-off or moved to other real estate owned during the first three months of 2011. The amount of foregone interest income on the nonaccrual loans in the first three months of 2012 was approximately $152,000.

Nonperforming assets include other real estate owned which increased by $47,000 from December 31, 2011. During the first three months of 2012 we sold one property for $1.0 million and added three new properties for $1.1 million. In addition, we incurred write-downs totaling $52,000 on three of our properties. The balance at March 31, 2012 includes seven commercial properties totaling $2.3 million and five residential properties for $1.4 million. Most of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2012. In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, we have revised and updated our credit risk policy which addresses treatment of other real estate owned.

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

Following is a summary of the activity in the allowance for loan losses.

	Three months ended March 31,		Year ended
(dollars in thousands)	2012	2011	December 31, 2011
Balance, beginning of period	$8,925	8,386	8,386
Provision	1,200	725	5,270
Loan charge-offs	(942)	(724)	(4,938)
Loan recoveries	13	1	207
Net loan charge-offs	(929)	(723)	(4,731)
Balance, end of period	$9,196	8,388	8,925

The allowance for loan losses was $9.2 million and $8.4 million at March 31, 2012 and 2011, respectively, or 1.51% and 1.45% of outstanding loans, respectively. At December 31, 2011, our allowance for loan losses was $8.9 million, or 1.49% of outstanding loans, and we had net loans charged-off of $4.7 million for the year ended December 31, 2011.

During the three months ended March 31, 2012, we charged-off $942,000 of loans and recorded $13,000 of recoveries on loans previously charged-off, for net charge-offs of $929,000, or 0.62% of average loans. Comparatively, we charged-off $724,000 of loans and recorded $1,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $723,000, or 0.51% of average loans for the first quarter of 2011. The increased level of charge-offs during the 2012 period resulted primarily from four commercial and one consumer relationships which comprised $858,000 million of the charge-offs for the quarter.

We increased the allowance for loan losses during the first three months of 2012 based on the loans evaluated for specific reserves in our commercial portfolio. As of March 31, 2012, $16.7 million of loans were evaluated for specific reserves compared to $17.7 million at December 31, 2011. Based on these evaluations, the allowance for loan losses includes specific reserves of $4.1 million and $3.9 million, at March 31, 2012 and December 31, 2011, respectively.

In addition, at March 31, 2012 and 2011, the allowance for loan losses represented 91.6% and 76.6% of the total amount of nonperforming loans, respectively. A significant portion, or 80%, of nonperforming loans at March 31, 2012 is secured by real estate. Our nonperforming loans have been written down to approximately 76% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $9.2 million as of March 31, 2012 to be adequate.

Our impaired loans include loans on nonaccrual status and TDRs, whether on accrual or nonaccrual status. For loans that are also classified as impaired, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the impaired loan less costs to sell, are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

As a general practice, most of our loans are originated with relatively short maturities of less than 10 years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using the same credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan's collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases the Bank will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, the Bank will typically seek performance under the guarantee.

In addition, at March 31, 2012, approximately 80% of our loans are collateralized by real estate and approximately 88% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2012, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

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

Our retail deposits represented $531.7 million, or 93.8%, of total deposits at March 31, 2012, while our out-of-market, or brokered, deposits represented $35.0 million, or 6.2%, of total deposits. At December 31, 2011, retail deposits represented $517.1 million, or 91.9%, of our total deposits and brokered CDs were $45.8 million, representing 8.1% of our total deposits. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $10.8 million during the first quarter of 2012, our retail deposits have increased $14.6 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 107% and 106% at March 31, 2012 and December 31, 2011, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$77,975	-%	50,234	-%
Interest bearing demand deposits	153,317	0.71%	137,465	1.30%
Money market accounts	114,842	0.46%	96,460	0.85%
Savings accounts	5,012	0.14%	3,252	0.23%
Time deposits less than $100,000	69,474	1.28%	72,923	1.71%
Time deposits greater than $100,000	141,401	1.81%	178,269	2.33%
Total deposits	$562,021	0.90%	538,603	1.49%

The $63.7 million increase in average transaction accounts and the $36.9 million decrease in time deposits of $100,000 or more for the three months ended March 31, 2012 compared to the 2011 period is a result of our intense focus to replace our out-of-market deposits with local deposits and the nationwide trend of increasing deposits due to economic uncertainty.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $430.1 million and $413.1 million at March 31, 2012 and December 31, 2011, respectively. Included in time deposits greater than $100,000 at March 31, 2012 is $22.0 million of wholesales CDs scheduled to mature within the next 12 months at a weighted average rate of 2.41%. We currently have no plans to renew these wholesale deposits.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2012 was as follows:

(dollars in thousands)	March 31, 2012
Three months or less	$47,202
Over three through six months	17,155
Over six through twelve months	44,245
Over twelve months	27,670
Total	$136,272

The Dodd-Frank Act also permanently raised the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Capital Resources

Total shareholders' equity at March 31, 2012 was $63.0 million. At December 31, 2011, total shareholders' equity was $62.5 million. The $467,000 increase from December 31, 2011 is primarily related to net income of $688,000 during the three month period ended March 31, 2012, offset partially by a decrease in the unrealized gain on our security portfolio.

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the three months ended March 31, 2012 and the year ended December 31, 2011. Since our inception, we have not paid cash dividends.

	March 31, 2012	December 31, 2011
Return on average assets	0.36%	0.28%
Return on average equity	4.34%	3.40%
Return on average common equity	3.40%	2.10%
Average equity to average assets ratio	8.30%	8.12%
Tangible common equity to assets ratio	6.02%	5.98%

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of March 31, 2012, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to an additional capital directive, consent order, or such other administrative action or sanction as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. The U.S. banking agencies have indicated informally that they expect final adoption of implementing regulations in 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

						March 31, 2012
	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$81,467	13.15%	74,332	12.0%	49,555	8.0%	61,944	10.0%
Tier 1 Capital (to risk weighted assets)	73,706	11.90%	61,944	10.0%	24,777	4.0%	37,166	6.0%
Tier 1 Capital (to average assets)	73,706	9.62%	68,966	9.0%	30,651	4.0%	38,314	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2012
	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$82,868	13.38%	49,555	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	75,107	12.13%	24,777	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	75,107	9.78%	30,722	4.0%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2012, unfunded commitments to extend credit were $103.3 million, of which $20.4 million was at fixed rates and $82.9 million was at variable rates. At December 31, 2011, unfunded commitments to extend credit were $98.9 million, of which approximately $17.6 million was at fixed rates and $81.3 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2012 there was a $2.6 million commitment under letters of credit. At December 31, 2011 there was a $2.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant, However, underlying assumptions may be impacted in future periods which were not know to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	2.83%
Up 200 basis points	(2.20)%
Up 100 basis points	(1.64)%
Base	-
Down 100 basis points	(0.07)%
Down 200 basis points	(1.46)%
Down 300 basis points	(3.04)%

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

At March 31, 2012 and December 31, 2011, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $46.4 million and $23.0 million, or 6.0% and 3.0% of total assets, respectively. Our investment securities at March 31, 2012 and December 31, 2011 amounted to $78.6 million and $108.6 million, or 10.2% and 14.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, a substantial portion of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines of credit at March 31, 2012.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2012 was $6.0 million, based on the Bank's $5.9 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We have $22.0 million of wholesale CDs that mature during 2012 of which we have no plans to renew. We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs. During the first quarter of 2012, we developed a need for additional liquidity as we experienced increased loan demand and as a result sold $27.7 million of our mortgage-backed securities and state and municipal obligations, recording a net gain on sale of investment securities of $72,000.

As a result of the Treasury's CPP, we received $17.3 million of capital on February 27, 2009 in exchange for 17,299 shares of preferred stock. This additional capital should allow us to remain well-capitalized and provide additional liquidity on our balance sheet.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2011, as filed in our Annual Report on Form 10-K.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Our Critical Accounting Policies are the allowance for loan losses, fair value of financial instruments, other-than-temporary impairment analysis, other real estate owned, and income taxes. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments are effective for reporting periods beginning on or after January 1, 2013 and must be provided retrospectively for all comparative periods presented. The Company does not expect these amendments to have a material effect on its financial statements.

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

The Formal Agreement requires the establishment of certain plans and programs within various time periods.   After having completed the following through March 31, 2012, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2011, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of March 31, 2012.

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

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, the TARP, the Recovery Act, the Dodd-Frank Act, the JOBS Act and related economic recovery programs. Some of the more recent actions include those described in Part I. Item 1. Business - Supervision and Regulation of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity and - Liquidity Risk.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective as of March 31, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. OTHER INFORMATION.

Not applicable

Item 6. EXHIBITS.

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

101      The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 10, 2012	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.