Form 10-Q
period 2012-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2012-08-03
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,841,812 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 31, 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2012 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,668	7,417
Interest-bearing deposits with banks	17,660	15,588
Federal funds sold and securities purchased under agreements to resell	5,940	-
Total cash and cash equivalents	31,268	23,005
Investment securities:
Investment securities available for sale	66,407	100,660
Other investments, at cost	7,824	7,924
Total investment securities	74,231	108,584
Loans	618,874	598,634
Less allowance for loan losses	(9,131)	(8,925)
Loans, net	609,743	589,709
Bank owned life insurance	18,403	18,093
Property and equipment, net	17,174	17,342
Deferred income taxes	2,813	2,951
Other assets	6,000	8,061
Total assets	$759,632	767,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$554,417	562,912
Federal Home Loan Bank advances and repurchase agreements	122,700	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	5,941	6,191
Total liabilities	696,461	705,206
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 16,299 and 17,299 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	15,775	16,596
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,841,812 and 3,820,830 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	38	38
Nonvested restricted stock	(72)	(16)
Additional paid-in capital	39,834	39,546
Accumulated other comprehensive income	1,290	1,041
Retained earnings	6,306	5,334
Total shareholders' equity	63,171	62,539
Total liabilities and shareholders' equity	$759,632	767,745

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2011 have been adjusted to reflect the ten percent stock dividend issued in 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2012	2011	2012	2011
Interest income
Loans	$8,023	8,309	$16,009	16,433
Investment securities	490	538	1,047	992
Federal funds sold	21	40	35	67
Total interest income	8,534	8,887	17,091	17,492
Interest expense
Deposits	1,037	1,845	2,299	3,822
Borrowings	1,119	1,240	2,284	2,467
Total interest expense	2,156	3,085	4,583	6,289
Net interest income	6,378	5,802	12,508	11,203
Provision for loan losses	1,275	650	2,475	1,375
Net interest income after provision for loan losses	5,103	5,152	10,033	9,828
Noninterest income
Loan fee income	190	181	389	324
Service fees on deposit accounts	172	157	353	296
Income from bank owned life insurance	151	130	310	262
Gain on sale of investment securities	(4)	-	68	-
Other than temporary impairment on investments	-	(25)	-	(25)
Other income	232	175	458	317
Total noninterest income	741	618	1,578	1,174
Noninterest expenses
Compensation and benefits	2,348	2,225	4,773	4,291
Occupancy	614	551	1,197	1,090
Real estate owned activity	176	548	453	1,041
Data processing and related costs	508	460	1,022	895
Insurance	337	427	689	830
Marketing	182	195	362	364
Professional fees	233	162	428	304
Other	257	287	510	507
Total noninterest expenses	4,655	4,855	9,434	9,322
Income before income tax expense	1,189	915	2,177	1,680
Income tax expense	374	287	674	515
Net income	815	628	1,503	1,165
Preferred stock dividend	216	216	432	432
Discount accretion (1)	106	69	179	137
Redemption of preferred stock	96	-	96	-
Net income available to common shareholders (1)	$589	343	$988	596
Earnings per common share (1)
Basic	$0.15	0.09	$0.26	0.16
Diluted	$0.15	0.09	$0.25	0.15
Weighted average common shares outstanding
Basic	3,841,812	3,820,974	3,840,280	3,817,171
Diluted	4,033,564	3,909,255	3,956,697	3,905,327

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2011 period have been adjusted to reflect the ten percent stock dividend issued in 2012.

(1)	See Note 1 to financial statements for information related to a correction of an error in the 2011 periods.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$815	628	1,503	1,165
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	585	723	446	897
Tax expense	(198)	(243)	(152)	(302)
Reclassification to realized (gain) loss	4	-	(68)	-
Tax expense	(1)	-	23	-
Other comprehensive income	390	480	249	595
Comprehensive income	$1,205	1,108	1,752	1,760

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	earnings	Total
December 31, 2010 (1)	3,457,877	$35	17,299	$16,317	$-	$36,729	$(707)	$6,842	$59,216
Net income	-	-	-	-	-	-	-	1,165	1,165
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(432)	(432)
Discount accretion	-	-	-	137	-	-	-	(137)	-
Proceeds from exercise of stock options	13,236	-	-	-	-	77	-	-	77
Issuance of restricted stock	2,500	-	-	-	(20)	20	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(1)	(1)
Amortization of deferred compensation on restricted stock	-	-	-	-	2	-	-	-	2
Compensation expense related to stock options, net of tax	-	-	-	-	-	133	-	-	133
Other comprehensive income	-	-	-	-	-	-	595	-	595
June 30, 2011(1)	3,473,613	$35	17,299	16,454	$(18)	36,959	$(112)	7,437	$60,755
December 31, 2011	3,820,830	$38	17,299	16,596	$(16)	39,546	$1,041	5,334	$62,539
Net income	-	-	-	-	-	-	-	1,503	1,503
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	96	(904)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(432)	(432)
Discount accretion	-	-	-	179	-	-	-	(179)	-
Proceeds from exercise of stock options	9,075	-	-	-	-	57	-	-	57
Stock dividend on stock options and restricted stock (10%)	1,907	-	-	-	-	14	-	(14)	-
Issuance of restricted stock	10,000	-	-	-	(67)	67	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Amortization of deferred compensation on restricted stock	-	-	-	-	11	-	-	-	11
Compensation expense related to stock options, net of tax	-	-	-	-	-	150	-	-	150
Other comprehensive income							249	-	249
June 30, 2012	3,841,812	$38	16,299	$15,775	$(72)	$39,834	$1,290	$6,306	$63,171

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2010 and 2011 have been adjusted to reflect the ten percent stock dividends issued in 2011 and 2012.

(1)	See Note 1 to financial statements for information related to a correction of an error.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2012	2011
Operating activities
Net income	$1,503	1,165
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,475	1,375
Depreciation and other amortization	494	434
Accretion and amortization of securities discounts and premium, net	496	462
Gain on sale of investment securities	(68)	-
Other than temporary impairment on investments	-	25
Loss on sale and write-down of real estate owned	413	1,061
Compensation expense related to stock options and grants	161	135
Increase in cash surrender value of bank owned life insurance	(310)	(262)
(Increase) decrease in deferred tax asset	9	(195)
Decrease in other assets, net	931	547
Decrease in other liabilities, net	(250)	(80)
Net cash provided by operating activities	5,854	4,667
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(23,729)	(6,693)
Purchase of property and equipment	(326)	(676)
Purchase of investment securities:
Available for sale	(2,591)	(26,737)
Payments and maturity of investment securities:
Available for sale	7,062	5,940
Other investments	101	196
Proceeds from sale of investment securities	29,730	-
Proceeds from sale of real estate owned	1,938	1,697
Net cash provided by (used for) investing activities	12,185	(26,273)
Financing activities
Increase (decrease) in cash realized from:
Increase (decrease) in deposits, net	(8,495)	20,153
Cash dividend on preferred stock	(432)	(432)
Cash in lieu of fractional shares	(2)	(1)
Redemption of preferred stock	(904)	-
Proceeds from the exercise of stock options and warrants	57	77
Net cash provided by (used for) financing activities	(9,776)	19,797
Net increase (decrease) in cash and cash equivalents	8,263	(1,809)
Cash and cash equivalents at beginning of the period	23,005	53,850
Cash and cash equivalents at end of the period	$31,268	52,041
Supplemental information
Cash paid for
Interest	$4,949	6,160
Income taxes	664	710
Schedule of non-cash transactions
Real estate acquired in settlement of loans	1,220	63
Unrealized gain on securities, net of income taxes	249	595

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 9, 2012. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

	June 30, 2011
(dollars in thousands)	As filed	As restated
Preferred stock	$14,741	16,454
Additional paid-in capital	38,074	36,959
Retained earnings	8,035	7,437
	$60,850	60,850

	Three months ended June 30, 2011		Six months ended June 30, 2011
(dollars in thousands)	As filed	As restated	As filed	As restated
Net income	$628	628	1,165	1,165
Preferred stock dividend	216	216	432	432
Discount accretion	106	69	219	137
Net income to common shareholders	$306	343	514	596
Earnings per common share
Basic	$0.09	0.09	0.15	0.16
Diluted	$0.08	0.09	0.14	0.15

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date. On July 25, 2012, the Company completed its repurchase from the U.S. Department of the Treasury's (the "Treasury") of the warrant to purchase 399,970.34 shares of common stock of the Company (the "Warrant") that was issued to the Treasury on February 27, 2009, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). The Warrant was repurchased at a mutually agreed upon price of $1.1 million.

Recently Adopted Accounting Pronouncements

The following is a summary of recently adopted authoritative pronouncements that have impacted the accounting, reporting, and/or disclosure of financial information by the Company.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB deliberates future requirements.

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

NOTE 2 – Preferred Stock Issuance and Partial Redemption

On February 27, 2009, as part of the CPP, the Company entered into a Securities Purchase Agreement with the Treasury, pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and the Warrant to purchase 399,970.34 shares of the Company's common stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

On June 28, 2012, the Treasury sold its preferred stock of the Company through a public offering structured as a modified Dutch auction.  The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so.  The clearing price per share for the preferred shares was $904 (compared to a par value of $1,000 per share), and the Company was successful in repurchasing 1,000 shares of the 17,299 shares of preferred stock outstanding through the auction process.  The remaining 16,299 shares of preferred stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. Included in the second quarter of 2012 operating results are approximately $93,000 of costs incurred by the Company related to the offering.  These costs are not tax-deductible.  The net balance sheet impact was a reduction to shareholders' equity of $904,000 which is comprised of a decrease in preferred stock of $1.0 million and a $96,000 increase to retained earnings related to the discount on the shares repurchased.  The redemption of the $1.0 million in preferred shares will save the Company $50,000 annually in dividend expenses. Because the settlement date of the preferred stock repurchase occurred after June 30, 2012, other liabilities increased by $904,000 until the transaction settled on July 3, 2012.

In addition, on July 25, 2012, the Company completed its repurchase of the Warrant for the mutually agreed upon price of $1.1 million. Following the settlement of the Warrant on July 25, 2012, the Treasury has completely eliminated its equity stake in the Company through the Capital Purchase Program.

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2012
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$16,840	924	-	17,764
Mortgage-backed securities:
FHLMC	10,330	334	-	10,664
FNMA	36,907	669	3	37,573
GNMA	376	30	-	406
Total mortgage-backed securities	47,613	1,033	3	48,643
Total investment securities available for sale	$64,453	1,957	3	66,407

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$17,390	860	2	18,248
Mortgage-backed securities:
FHLMC	22,549	325	31	22,843
FNMA	58,631	441	72	59,000
GNMA	514	55	-	569
Total mortgage-backed securities	81,694	821	103	82,412
Total investment securities available for sale	$99,084	1,681	105	100,660

During the first six months of 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $29.7 million of our mortgage-backed securities and state and municipal obligations, recording a net gain on sale of investment securities of $68,000.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2012	December 31, 2011
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,837	5,937
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$7,824	7,924

Contractual maturities and yields on our investment securities at June 30, 2012 and December 31, 2011 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than five years at June 30, 2012.

June 30, 2012
Five to Ten Years	Over Ten Years	Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	5,795	2.81%	11,969	3.34%	17,764	3.17%
Mortgage-backed securities	-	-%	48,643	2.56%	48,643	2.56%
Total	5,795	2.81%	60,612	2.71%	66,407	2.72%

December 31, 2011
One to Five Years	Five to Ten Years	Over Ten Years	Total
Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$527	1.35%	5,845	2.81%	11,876	3.34%	18,248	3.11%
Mortgage-backed securities	-	-%	11,318	1.89%	71,094	2.29%	82,412	2.24%
Total	$527	1.35%	17,163	2.19%	82,970	2.44%	100,660	2.39%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2012
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Mortgage-backed
FNMA	1	$2,717	$3	-	-	-	1	$2,717	$3
Total	1	$2,717	$3	-	-	-	1	$2,717	$3

								December 31, 2011
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	1	$500	$2	-	-	-	1	$500	$2
Mortgage-backed
FHLMC	1	2,602	31	-	-	-	1	2,602	31
FNMA	8	19,775	72	-	-	-	8	19,775	72
Total	10	$22,877	$105	-	-	-	10	$22,877	$105

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$147,668	23.9%	149,426	25.0%
Non-owner occupied RE	161,235	26.0%	164,776	27.5%
Construction	24,646	4.0%	17,882	3.0%
Business	108,862	17.6%	111,939	18.7%
Total commercial loans	442,411	71.5%	444,023	74.2%
Consumer
Real estate	79,210	12.8%	57,906	9.7%
Home equity	79,226	12.8%	82,664	13.8%
Construction	8,913	1.4%	5,570	0.9%
Other	9,899	1.6%	9,081	1.5%
Total consumer loans	177,248	28.6%	155,221	25.9%
Deferred origination fees, net	(785)	(0.1)%	(610)	(0.1)%
Total gross loans, net of deferred fees	618,874	100.0%	598,634	100.0%
Less—allowance for loan losses	(9,131)		(8,925)
Total loans, net	$609,743		589,709

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

		June 30, 2012
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$24,237	79,692	43,739	147,668
Non-owner occupied RE	44,911	103,901	12,423	161,235
Construction	8,788	7,851	8,007	24,646
Business	59,741	44,670	4,451	108,862
Total commercial loans	137,677	236,114	68,620	442,411
Consumer
Real estate	14,293	23,334	41,583	79,210
Home equity	13,429	18,385	47,412	79,226
Construction	4,463	851	3,599	8,913
Other	6,182	3,091	626	9,899
Total consumer loans	38,367	45,661	93,220	177,248
Deferred origination fees, net	(223)	(357)	(205)	(785)
Total gross loans, net of deferred fees	$175,821	281,418	161,635	618,874
Loans maturing after one year with:
Fixed interest rates				276,244
Floating interest rates				166,809

		December 31, 2011
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$28,095	85,114	36,217	149,426
Non-owner occupied RE	49,123	105,276	10,377	164,776
Construction	6,295	4,007	7,580	17,882
Business	60,248	47,594	4,097	111,939
Total commercial loans	143,761	241,991	58,271	444,023
Consumer
Real estate	16,198	20,022	21,686	57,906
Home equity	15,221	21,369	46,074	82,664
Construction	5,470	-	100	5,570
Other	4,910	3,482	689	9,081
Total consumer	41,799	44,873	68,549	155,221
Deferred origination fees, net	(189)	(292)	(129)	(610)
Total gross loan, net of deferred fees	$185,371	286,572	126,691	598,634
Loans maturing after one year with:
Fixed interest rates				$240,767
Floating interest rates				172,496

Portfolio Segment Methodology

Commercial

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each funded loan. In the development of our statistically derived loan grade loss factors, we observe historical losses over the most recent eight quarters for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring ("TDR"), whether on accrual or nonaccrual status.

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				June 30, 2012
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$138,721	136,422	18,892	100,558	394,593
Special Mention	4,883	9,802	-	2,797	17,482
Substandard	4,064	15,011	5,754	5,507	30,336
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$147,668	161,235	24,646	108,862	442,411

				December 31, 2011
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$139,907	138,535	12,830	104,009	395,281
Special Mention	4,294	12,733	-	2,323	19,350
Substandard	5,225	13,508	5,052	5,607	29,392
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$149,426	164,776	17,882	111,939	444,023

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				June 30, 2012
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$144,495	159,328	23,641	107,042	434,506
30-59 days past due	439	340	-	86	865
60-89 days past due	-	308	-	31	339
Greater than 90 Days	2,734	1,259	1,005	1,703	6,701
	$147,668	161,235	24,646	108,862	442,411

				December 31, 2011
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$145,089	161,922	16,566	107,713	431,290
30-59 days past due	20	646	2	172	841
60-89 days past due	3,007	294	-	790	4,090
Greater than 90 Days	1,310	1,914	1,314	3,264	7,802
	$149,426	164,776	17,882	111,939	444,023

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				June 30, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$76,331	74,947	8,913	9,315	169,506
Special Mention	1,131	2,315	-	219	3,665
Substandard	1,748	1,964	-	365	4,077
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$79,210	79,226	8,913	9,899	177,248

				December 31, 2011
	Real estate	Home equity	Construction	Other	Total
Pass	$55,076	79,129	5,570	8,641	148,416
Special Mention	526	2,142	-	65	2,733
Substandard	2,304	1,393	-	375	4,072
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$57,906	82,664	5,570	9,081	155,221

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				June 30, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$78,386	78,487	8,913	9,898	175,684
30-59 days past due	538	17	-	1	556
60-89 days past due	125	165	-	-	290
Greater than 90 Days	161	557	-	-	718
	$79,210	79,226	8,913	9,899	177,248

				December 31, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$56,854	82,229	5,570	9,076	153,729
30-59 days past due	344	80	-	5	429
60-89 days past due	-	-	-	-	-
Greater than 90 Days	708	355	-	-	1,063
	$57,906	82,664	5,570	9,081	155,221

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

(dollars in thousands)	June 30, 2012	December 31, 2011
Commercial
Owner occupied RE	$599	1,061
Non-owner occupied RE	1,476	1,745
Construction	1,005	1,314
Business	507	503
Consumer
Real estate	286	476
Home equity	558	386
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	5,937	4,779
Total nonaccrual loans, including nonaccruing TDRs	10,368	10,264
Other real estate owned	2,555	3,686
Total nonperforming assets	$12,923	13,950
Nonperforming assets as a percentage of:
Total assets	1.70%	1.82%
Gross loans	2.09%	2.33%
Total loans over 90 days past due	$7,419	8,865
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	8,569	7,429

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

		June 30, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$4,584	3,909	3,754	709
Non-owner occupied RE	7,594	7,262	2,134	855
Construction	4,822	2,080	1,076	213
Business	3,560	3,560	2,849	1,991
Total commercial	20,560	16,811	9,813	3,768
Consumer
Real estate	1,194	1,140	286	43
Home equity	753	753	587	88
Construction	-	-	-	-
Other	233	233	-	-
Total consumer	2,180	2,126	873	131
Total	$22,740	18,937	10,686	3,899

		December 31, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$5,070	5,070	4,922	870
Non-owner occupied RE	4,685	3,638	985	578
Construction	4,056	2,068	1,597	498
Business	4,904	4,604	4,459	1,807
Total commercial	18,715	15,380	11,963	3,753
Consumer
Real estate	1,694	1,694	839	126
Home equity	386	386	386	58
Construction	-	-	-	-
Other	233	233	-	-
Total consumer	2,313	2,313	1,225	184
Total	$21,028	17,693	13,188	3,937

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2012		2012		2011
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$4,330	2	4,577	76	3,521	220
Non-owner occupied RE	5,563	77	4,921	179	2,520	281
Construction	2,201	18	2,157	41	1,425	81
Business	3,664	9	3,977	16	3,331	207
Total commercial	15,758	106	15,632	312	10,797	789
Consumer
Real estate	1,307	10	1,436	21	1,729	64
Home equity	524	2	478	5	399	-
Construction	-	-	-	-	-	-
Other	232	3	232	6	38	13
Total consumer	2,063	15	2,146	32	2,166	77
Total	$17,821	121	17,778	344	12,963	866

Allowance for Loan Losses

The allowance for loan loss is management's estimate of credit losses inherent in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience (most recent eight quarters), the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the value of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For loans that are classified as impaired, an allowance is established when the value of the impaired loan is lower than the carrying value of that loan. The specific component also includes an amount for the estimated impairment on commercial and consumer loans modified in a TDR, whether on accrual or nonaccrual status.

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

The following table summarizes the activity related to our allowance for loan losses:

	Six months ended June 30,
(dollars in thousands)	2012	2011
Balance, beginning of period	$8,925	8,386
Provision for loan losses	2,475	1,375
Loan charge-offs:
Commercial
Owner occupied RE	(892)	(72)
Non-owner occupied RE	(232)	(164)
Construction	-	(67)
Business	(981)	(529)
Total commercial	(2,105)	(832)
Consumer
Real estate	(175)	(19)
Home equity	(7)	(75)
Construction	-	-
Other	-	(183)
Total consumer	(182)	(277)
Total loan charge-offs	(2,287)	(1,109)
Loan recoveries:
Commercial
Owner occupied RE	4	1
Non-owner occupied RE	-	40
Business	9	25
Construction	-	-
Total commercial	13	66
Consumer
Real estate	-	-
Home equity	-	1
Construction	-	-
Other	5	-
Total consumer	5	1
Total recoveries	18	67
Net loan charge-offs	(2,269)	(1,042)
Balance, end of period	$9,131	8,719
Net charge-offs to average loans (annualized)	0.75%	0.36%
Allowance for loan losses to gross loans	1.48%	1.51%
Allowance for loan losses to nonperforming loans	88.07%	85.47%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Six months ended June 30, 2012
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,061	864	-	8,925
Provision	2,267	208	-	2,475
Loan charge-offs	(2,105)	(182)	-	(2,287)
Loan recoveries	13	5		18
Net loan charge-offs	(2,092)	(177)	-	(2,269)
Balance, end of period	$8,236	895	-	9,131

		Year ended December 31, 2011
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	5,584	(81)	(233)	5,270
Loan charge-offs	(4,434)	(504)	-	(4,938)
Loan recoveries	205	2		207
Net loan charge-offs	(4,229)	(502)	-	(4,731)
Balance, end of period	$8,061	864	-	8,925

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					June 30, 2012
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,768	-	3,768	16,811	-	16,811
Collectively evaluated	4,468	895	5,363	425,600	177,248	602,848
Total	$8,236	895	9,131	442,411	177,248	619,659

					December 31, 2011
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,753	-	3,753	15,380	-	15,380
Collectively evaluated	4,308	864	5,172	428,643	155,221	583,864
Total	$8,061	864	8,925	444,023	155,221	599,244

NOTE 5 – Troubled Debt Restructurings

At June 30, 2012, we had 40 loans totaling $14.5 million and at December 31, 2011 we had 42 loans totaling $12.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

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

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the six months ended June 30, 2012.

For the six months ended June 30, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	1	1	-	-	2	3,918	3,918
Construction	-	-	-	-	-	-	-
Business	1	-	1	-	2	339	339
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	1	-	-	1	166	166
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	2	2	1	-	5	$4,423	$4,423

The following table summarizes the TDRs that are more than 30 days past due, and have subsequently defaulted during the six months ended June 30, 2012.

For the six months ended June 30, 2012
	Number of	Recorded
(dollars in thousands)	Loans	Investment
Commercial
Owner occupied RE	3	2,713
Non-owner occupied RE	-	-
Construction	-	-
Business	1	40
Consumer
Real estate	-	-
Home equity	-	-
Construction	-	-
Other	-	-
Total loans	4	2,753

NOTE 6 – Fair Value Accounting

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

Level 1 – Quoted market price in active markets
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include certain debt and equity securities that are traded in an active exchange market.
Level 2 – Significant other observable inputs
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company's available-for-sale portfolio and impaired loans.
Level 3 – Significant unobservable inputs
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. These methodologies may result in a significant portion of the fair value being derived from unobservable data.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company's current loan and appraisal policies require the Bank to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

Other Real Estate Owned ("OREO")

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of real estate owned activity. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			June 30, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
State and political subdivisions	$-	17,764	-	17,764
Mortgage-backed securities	-	48,643	-	48,643
Other investments	-	-	7,824	7,824
Total assets measured at fair value on a recurring basis	$-	66,407	7,824	74,231
			December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
State and political subdivisions	$-	18,248	-	18,248
Mortgage-backed securities	-	82,412	-	82,412
Other investments	-	-	7,924	7,924
Total assets measured at fair value on a recurring basis	$-	100,660	7,924	108,584

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 80% of loans as of June 30, 2012. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of June 30, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	14,329	709	15,038
Other real estate owned	-	2,268	287	2,555
Total assets measured at fair value on a nonrecurring basis	-	16,597	996	17,593

			As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	12,318	1,438	13,756
Other real estate owned	-	2,461	1,225	3,686
Total assets measured at fair value on a nonrecurring basis	-	14,779	2,663	17,442

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs
Other investments	Carrying Value	None
Impaired loans	Appraised Value/ Discounted Cash Flows	Appraisals and/or sales of comparable properties
Other real estate owned	Appraised Value/ Comparable Sales	Appraisals and/or sales of comparable properties/ Independent quotes

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

Deposits – Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. The fair value of certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

FHLB Advances and Other Borrowings – Fair value for FHLB advances and other borrowings are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

Junior subordinated debentures – Fair value for junior subordinated debentures are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company's financial instruments at June 30, 2012 and December 31, 2011 are as follows:

			June 30, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$31,268	31,268	31,268	-	-
Other investments, at cost	7,824	7,824	-	-	7,824
Loans, net	609,743	618,197	-	14,460	603,737
Bank owned life insurance	18,403	18,403	-	-	18,403
Financial Liabilities:
Deposits	554,417	539,371	-	539,371	-
FHLB and other borrowings	122,700	139,334	-	139,334	-
Junior subordinated debentures	13,403	5,232	-	5,232	-

			December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$23,005	23,005	23,005	-	-
Other investments, at cost	7,924	7,924	-	-	7,924
Loans, net	589,709	603,416	-	12,318	591,098
Bank owned life insurance	18,093	18,093	-	-	18,093
Financial Liabilities:
Deposits	562,912	521,930	-	521,930	-
FHLB and other borrowings	122,700	141,411	-	141,411	-
Junior subordinated debentures	13,403	4,212	-	4,212	-

NOTE 7 – Earnings Per Common Share and Stock Dividend

On January 17, 2012, the Company's Board of Directors approved a 10% stock dividend to the Company's shareholders. The record date for shareholders entitled to receive the stock dividend was February 3, 2012 and the distribution date was February 17, 2012. Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted for the prior period to reflect the stock dividend. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have been adjusted for the prior period to reflect the stock dividend.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2012 and 2011. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options and CPP Warrant that were outstanding at June 30, 2012. The assumed conversion of stock options and CPP Warrant can create a difference between basic and dilutive net income per common share. At June 30, 2012 and 2011, 79,002 and 79,970 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended June 30,		Six months ended June 30,
	(dollars in thousands, except share data)	2012	2011	2012	2011
	Numerator:
	Net income	$815	$628	$1,503	$1,165
Less:	Preferred stock dividend	216	216	432	432
	Discount accretion (1)	106	69	179	137
Add:	Redemption of preferred stock	96	-	96	-
	Net income available to common shareholders (1)	$589	$343	$988	$596
	Denominator:
	Weighted-average common shares outstanding – basic	3,841,812	3,820,974	3,840,280	3,817,171
	Common stock equivalents	191,752	88,281	116,417	88,156
	Weighted-average common shares outstanding – diluted	4,033,564	3,909,255	3,956,697	3,905,327
	Earnings per common share (1):
	Basic	$0.15	$0.09	$0.26	$0.16
	Diluted	$0.15	$0.09	$0.25	$0.15

(1) See Note 1 to financial statements for information related to a correction of an error in the 2011 periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2012 as compared to the three and six month periods ended June 30, 2011 and assesses our financial condition as of June 30, 2012 as compared to December 31, 2011. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following:

•	changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;

•	general economic conditions in the U.S., including the possibility of a prolonged period of limited economic growth; disruptions to the credit and financial markets; and contractions or limited growth in consumer spending or consumer credit;

•	reduced earnings due to higher credit losses, including losses in the sectors of our loan portfolio secured by real estate, may be greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;

•	our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	significant increases in competitive pressure in the banking and financial services industries;

•	increased funding costs due to market illiquidity, increased competition for funding and/or increased regulatory requirements with regard to funding;

•	changes in the interest rate environment which could reduce anticipated margins;

•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;

•	adequacy of the level of our allowance for loan losses;

•	the rate of delinquencies and amount of loans charged-off;

•	the rate of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing into 2012, the capital and credit markets have experienced severe levels of volatility and disruption. There can be no assurance that these challenging developments will not materially and adversely affect our business, financial condition and results of operations.

OVERVIEW

We were incorporated in March 1999 to organize and serve as the holding company for Greenville First Bank, N.A. On July 2, 2007, we changed the name of our Company and Bank to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. Since we opened our Bank in January 2000, we have experienced growth in total assets, loans, deposits, and shareholders' equity.

On July 16, 2012, we announced our pending expansion into Charleston, South Carolina with the hiring of Mr. Lenwood Howell as Executive Vice President and Charleston Regional Executive. We expect to open a Charleston office during the third quarter of 2012 at 480 East Bay Street, Charleston, South Carolina.

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

Effect of Economic Trends

The twelve months ended December 31, 2011 and the first six months of 2012 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

Liquidity in the debt markets remains low in spite of efforts by the Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the Emergency Economic Stabilization Act of 2008 (the "EESA"), the Troubled Asset Relief Program (the "TARP"), the American Recovery and Reinvestment Act of 2009 (the "Recovery Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and related economic recovery programs. Some of the more recent actions include those described in Part I. Item 1. Business - Supervision and Regulation of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

The weak economic conditions are expected to continue through the remainder of 2012 and into 2013. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

EARNINGS REVIEW

Our net income was $815,000 and $628,000 for the three months ended June 30, 2012 and 2011, respectively, an increase of $187,000. After our dividend payment to the Treasury as preferred shareholder, net income to common shareholders was $589,000, or diluted earnings per share ("EPS") of $0.15, for the second quarter of 2012 as compared to net income to common shareholders of $343,000, or diluted EPS of $0.09 for the same period in 2011. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in noninterest expense, partially offset by an increase in the provision for loan losses.

Our net income for the first six months of 2012 was $1.5 million compared to $1.2 million for the first six months of 2011. Net income to common shareholders was $988,000, or diluted EPS of $0.25, for the six months ended June 30, 2012, and $596,000, or diluted EPS of $0.15, for the six months ended June 30, 2011.

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended June 30, 2012, our net interest income was $6.4 million, a 9.9% increase over net interest income of $5.8 million for the same period in 2011. In comparison, our average earning assets increased only $1.9 million during the second quarter of 2012 compared to the second quarter of 2011, while our interest bearing liabilities decreased by $32.5 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, nearly offset by a decrease in federal funds sold, while the decrease in average interest-bearing liabilities is a result of a decrease in time deposits, specifically, out-of-market certificates of deposit which decreased $45.9 million, offset in part by an increase in interest-bearing transaction accounts.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2012 and 2011. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$32,053	$21	0.26%	$66,128	$40	0.24%
Investment securities, taxable	58,839	358	2.45%	60,315	441	2.93%
Investment securities, nontaxable (2)	17,814	213	4.81%	12,018	156	5.22%
Loans	610,570	8,023	5.28%	578,929	8,309	5.76%
Total interest-earning assets	719,276	8,615	4.82%	717,390	8,946	5.00%
Noninterest-earning assets	43,232			40,767
Total assets	$762,508			$758,157
Interest-bearing liabilities
NOW accounts	$155,501	231	0.60%	$139,513	377	1.08%
Savings & money market	107,060	104	0.39%	109,609	226	0.83%
Time deposits	206,591	702	1.37%	252,521	1,242	1.97%
Total interest-bearing deposits	469,152	1,037	0.89%	501,643	1,845	1.48%
Note payable and other borrowings	122,700	1,027	3.37%	122,700	1,153	3.77%
Junior subordinated debentures	13,403	92	2.76%	13,403	87	2.60%
Total interest-bearing liabilities	605,255	2,156	1.43%	637,746	3,085	1.94%
Noninterest-bearing liabilities	92,967			59,373
Shareholders' equity	64,286			61,038
Total liabilities and shareholders' equity	$762,508			$758,157
Net interest spread			3.39%			3.06%
Net interest income (tax equivalent) / margin		$6,459	3.61%		$5,861	3.28%
Less: tax-equivalent adjustment (2)		80			59
Net interest income		$6,379			$5,802

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.61% for the three months ended June 30, 2012 compared to 3.36% for the fourth quarter of 2011 and 3.28% for the second quarter of 2011. The 33 basis point increase in net interest margin during the second quarter of 2012, as compared to the same period in 2011, was driven primarily by a 51 basis point reduction in the cost of our interest bearing liabilities.

While our interest-earning assets increased by $1.9 million during the second quarter of 2012, as compared to the same quarter in 2011, our interest income decreased by $353,000 or 18 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our investment securities and loan portfolio. During the second quarter of 2012, our average loan balances increased by $31.6 million as compared to the same period in 2011 while our loan yield decreased by 48 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during the second quarter of 2012 as compared to the second quarter of 2011 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $32.5 million during the second quarter of 2012, compared to the same period in 2011, the rate on these liabilities decreased by 51 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets. In addition, as of June 30, 2012, over half of our FHLB advances were at fixed interest rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable interest rates.

Our net interest spread was 3.39% for the three months ended June 30, 2012 compared to 3.06% for the same period in 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 51 basis point reduction in rate on our interest-bearing liabilities, partially offset by an 18 basis point decline in yield on our earning assets, resulted in a 33 basis point increase in our net interest spread for the 2012 period.

				For the Six Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$26,750	$35	0.26%	$57,619	$67	0.23%
Investment securities, taxable	70,488	782	2.23%	60,109	801	2.69%
Investment securities, nontaxable (2)	17,975	427	4.78%	11,659	308	5.33%
Loans	606,155	16,008	5.31%	577,770	16,433	5.74%
Total interest-earning assets	721,368	17,252	4.81%	707,157	17,609	5.02%
Noninterest-earning assets	43,692			41,475
Total assets	$765,060			$748,632
Interest-bearing liabilities
NOW accounts	$154,409	503	0.66%	$138,495	816	1.19%
Savings & money market	113,457	238	0.42%	104,688	430	0.83%
Time deposits	208,734	1,558	1.50%	251,859	2,576	2.06%
Total interest-bearing deposits	476,600	2,299	0.97%	495,042	3,822	1.56%
Note payable and other borrowings	122,700	2,096	3.44%	122,700	2,294	3.77%
Junior subordinated debentures	13,403	188	2.82%	13,403	173	2.60%
Total interest-bearing liabilities	612,703	4,583	1.50%	631,145	6,289	2.01%
Noninterest-bearing liabilities	88,339			57,004
Shareholders' equity	64,018			60,483
Total liabilities and shareholders' equity	$765,060			$748,632
Net interest spread			3.31%			3.01%
Net interest income (tax equivalent) / margin		$12,669	3.53%		$11,320	3.23%
Less: tax-equivalent adjustment (2)		117			117
Net interest income		$12,552			$11,203

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.53% for the six months ended June 30, 2012 compared to 3.23% for the six months ended June 30, 2011. The 30 basis point increase in net interest margin during the six months ended June 30, 2012 was driven primarily by a 51 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2011.

Despite the $14.2 million increase in interest-earning assets during the first six months of 2012, as compared to the same period in 2011, our interest income decreased by $401,000 or 21 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our investment securities and loan portfolio. Although we transitioned a portion of our low-yielding federal funds sold into investment securities which yield a higher rate, the yield earned on these investments has declined in the past twelve months. In addition, our average loan balances increased by $28.4 million as compared to the same period in 2011 while our loan yield decreased by 43 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during the first six months of 2012 as compared to the same period in 2011 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $18.4 million during the first six months of 2012, compared to the same period in 2011, the rate on these liabilities decreased by 51 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets.

Our net interest spread was 3.31% for the six months ended June 30, 2012 compared to 3.01% for the same period in 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 51 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 21 basis point decline in yield on our earning assets, resulted in a 30 basis point increase in our net interest spread for the 2012 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2012 vs. 2011				June 30, 2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$446	(694)	(38)	(286)	(29)	262	(1)	232
Investment securities	31	(74)	(5)	(48)	(267)	(71)	22	(316)
Federal funds sold	(19)	2	(2)	(19)	24	2	3	29
Total interest income	458	(766)	(45)	(353)	(272)	193	24	(55)
Interest expense
Deposits	3	(810)	(1)	(808)	89	(705)	(26)	(642)
Note payable and other	-	(126)	-	(126)	(128)	(208)	18	(318)
Junior subordinated debt	-	5	-	5	-	-	-	-
Total interest expense	3	(931)	(1)	(929)	(39)	(913)	(8)	(960)
Net interest income	$455	165	(44)	576	(233)	1,106	32	905

Net interest income, the largest component of our income, was $6.4 million for the three month period ended June 30, 2012 and $5.8 million for the three months ended June 30, 2011. Although our average interest-earning assets increased by only $1.9 million, our average loan balances increased by $31.6 million during the second quarter of 2012 compared to the same period in 2011 while average interest-bearing liabilities decreased $32.5 million during the 2012 period. The $576,000 increase in net interest income during the three months ended June 30, 2012 was driven primarily by the increased loan volume as well as decreased rates on our interest bearing liabilities as evidenced in the above table.

	Six Months Ended
	June 30, 2012 vs. 2011				June 30, 2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$806	(1,172)	(58)	(424)	(65)	463	(2)	396
Investment securities	228	(141)	(32)	55	(478)	(373)	102	(749)
Federal funds sold	(36)	9	(5)	(32)	40	2	4	46
Total interest income	998	(1,304)	(95)	(401)	(503)	92	104	(307)
Interest expense
Deposits	84	(1,572)	(35)	(1,523)	234	(1,237)	(60)	(1,063)
Note payable and other	-	(198)	-	(198)	(99)	(771)	99	(771)
Junior subordinated debt	-	15	-	15	-	2	-	2
Total interest expense	84	(1,755)	(35)	(1,706)	135	(2,006)	39	(1,832)
Net interest income	$914	451	(60)	1,305	(638)	2,098	65	1,525

Net interest income for the six months ended June 30, 2012 was $12.5 million compared to $11.2 million for the six months ended June 30, 2011. While our average interest-earning assets increased by $14.2 million overall during the first six months of 2012 compared to the same period in 2011, our average loan balances increased by $28.4 million. In comparison, our average interest-bearing liabilities decreased by $18.4 million during the first six months of 2012. The $1.3 million increase in net interest income during the six months ended June 30, 2012 was primarily driven by the increased loan volume as well as decreased rates on our interest bearing liabilities.

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

For the three months ended June 30, 2012 and 2011, we incurred a noncash expense related to the provision for loan losses of $1.3 million and $650,000, respectively, resulting in an allowance for loan losses of $9.1 million and $8.7 million for the 2012 and 2011 periods, respectively. The increased provision for loan losses during the 2012 period relates primarily to the specific allowance required on our impaired loans. The $9.1 million allowance represented 1.48% of gross loans at June 30, 2012 while the $8.7 million allowance was 1.51% of gross loans at June 30, 2011.

During the past twelve months, our loan balances increased by $40.9 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Loan fee income	$190	181	389	324
Service fees on deposit accounts	172	157	353	296
Income from bank owned life insurance	151	130	310	262
Gain (loss) on sale of investment securities	(4)	-	68	-
Other-than-temporary impairment on securities	-	(25)	-	(25)
Other income	232	175	458	317
Total noninterest income	$741	618	1,578	1,174

Noninterest income increased $123,000, or 19.9%, in the second quarter of 2012 as compared to the same period in 2011. The increase in total noninterest income during this 2012 period resulted primarily from the following:

•	Loan fee income increased 5.0%, or $9,000, resulting primarily from increased mortgage origination fee income of $18,000 and partially offset by a reduction in loan late charges.
•	Service fees on deposit accounts increased $15,000, or 9.6%, primarily related to increased NSF fee income, and additional income from service charges on our checking, money market, and savings accounts.
•	Income from bank owned life insurance increased $21,000 due to income earned on $3.0 million of additional life insurance policies purchased during the third quarter of 2011.
•	A loss on sale of investment securities of $4,000 was recognized during the 2012 period, compared to other-than-temporary impairment on securities of $25,000 during the second quarter of 2011.
•	Other income increased by 32.6%, or $57,000, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building and income received from ATM and debit card transactions which is volume driven.

Noninterest income increased by 34.4%, or $404,000, during the six months ended June 30, 2012 as compared to the same period in 2011. The increase relates to increases of $65,000 in loan fee income, $57,000 in service fees on deposit accounts, $48,000 in income from bank owned life insurance and $141,000 in other income which includes rental income.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $115,000 and $101,000 for the three months ended June 30, 2012 and 2011, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Compensation and benefits	$2,348	2,225	4,773	4,291
Occupancy	614	551	1,197	1,090
Real estate owned activity	176	548	453	1,041
Data processing and related costs	508	460	1,022	895
Insurance	337	427	689	830
Marketing	182	195	362	364
Professional fees	233	162	428	304
Other	257	287	510	507
Total noninterest expense	$4,655	4,855	9,434	9,322

Noninterest expense decreased $200,000, or 4.1%, during the second quarter of 2012 as compared to the same period in 2011. Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 62.9% for the second quarter of 2012 compared to 66.8% for the same period in 2011. The improvement in the efficiency ratio relates primarily to the increase in net interest income and noninterest income, excluding the gain on sale of securities.

The decrease in total noninterest expenses resulted primarily from a $372,000, or 67.9%, reduction in real estate owned expenses due primarily to lower losses recorded on sales of OREO and a $90,000, or 21.1%, decrease in insurance expense relating to a reduction in the quarterly FDIC assessment as a result of the change in the assessment calculation.

Partially offsetting the decreases in noninterest expense were the following:

•	Compensation and benefits expense increased 5.5%, or $123,000, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $87,000 driven by the cost of four additional employees in the areas of client services and credit administration, as well as annual salary increases, while benefit expenses increased $45,000 during the same period, compared to the second quarter of the prior year.
•	Occupancy expenses increased $63,000, or 11.4%, driven by increased depreciation, utilities and repairs and maintenance expenses.
•	Data processing and related costs increased 10.4%, or $48,000, primarily related to the costs of new services we offer, such as mobile banking, and the increased number of clients and accounts we service.
•	Professional fees increased $71,000, or 43.8%, driven by increased legal and accounting expenses during the second quarter of 2012. Of the $233,000 in professional fees during the 2012 period, approximately $93,000 is related to expenses associated with the sale of our preferred stock by the Treasury in the TARP auction.

Noninterest expense for the six months ended June 30, 2012 increased 1.2%, or $112,000, as compared to the six months ended June 30, 2011. The increase relates primarily to the $482,000 increase in compensation and benefits expense, $107,000 in occupancy expense, $127,000 in data processing and related costs, and $124,000 in professional fees. Partially offsetting the increases in noninterest expense were decreases of $588,000 in real estate owned activity and $141,000 in insurance expenses.

We incurred income tax expense of $374,000 for the three months ended June 30, 2012 as compared to $287,000 during the same period in 2011. Income tax expense for the six months ended June 30, 2012 was $674,000 as compared to $515,000 for the same period of 2011. The increase in income tax expense during the 2012 periods is primarily a result of the increase in our net income.

Balance Sheet Review

At June 30, 2012, we had total assets of $759.6 million, consisting principally of $609.7 million in net loans, $74.2 million in investment securities, $31.3 million in cash and cash equivalents, and $18.4 million in bank owned life insurance. Our liabilities at June 30, 2012 totaled $696.5 million, which consisted principally of $554.4 million in deposits, $122.7 million in FHLB advances and repurchase agreements, and $13.4 million in junior subordinated debentures. At June 30, 2012, our shareholders' equity was $63.2 million.

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

Federal Funds Sold

At June 30, 2012, our federal funds sold were $5.9 million, or 0.8% of total assets. At December 31, 2011, we had no short-term investments in federal funds sold on an overnight basis.

Investment Securities

At June 30, 2012, the $74.2 million in our investment securities portfolio represented approximately 9.8% of our total assets. We held municipal securities, and mortgage-backed securities with a fair value of $66.4 million and an amortized cost of $64.5 million resulting in an unrealized gain of $2.0 million. During the first six months of 2012, we developed a need for additional liquidity as we experienced increased loan demand and as a result sold $29.7 million of our mortgage-backed securities and state and municipal obligations, recording a net gain on sale of investment securities of $68,000.

At December 31, 2011, the $108.6 million in our investment securities portfolio represented approximately 14.1% of our total assets. We held municipal securities, and mortgage-backed securities with a fair value of $100.7 million and an amortized cost of $99.1 million for an unrealized gain of $1.6 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2012 and 2011 were $606.2 million and $577.8 million, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2012 and December 31, 2011 were $618.9 and $598.6 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2012, our loan portfolio included $500.9 million, or 80.9%, of real estate loans. As of December 31, 2011, real estate loans made up 79.9% of our loan portfolio and totaled $478.2 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $79.2 million as of June 30, 2012, of which approximately 38% were in a first lien position, while the remaining balance was second liens. The average loan had a balance of approximately $86,000 and a loan to value of 75.3%. Further, 0.93% of our total home equity lines of credit were over 30 days past due.

Following is a summary of our loan composition at June 30, 2012 and December 31, 2011. The $21.3 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $305,000, a term of seven years, and an average rate of 4.99%.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$147,668	23.9%	$149,426	25.0%
Non-owner occupied RE	161,235	26.0%	164,776	27.5%
Construction	24,646	4.0%	17,882	3.0%
Business	108,862	17.6%	111,939	18.7%
Total commercial loans	442,411	71.5%	444,023	74.2%
Consumer
Real estate	79,210	12.8%	57,906	9.7%
Home equity	79,226	12.8%	82,664	13.8%
Construction	8,913	1.4%	5,570	0.9%
Other	9,899	1.6%	9,081	1.5%
Total consumer loans	177,248	28.6%	155,221	25.9%
Deferred origination fees, net	(785)	(0.1)%	(610)	(0.1)%
Total gross loans, net of deferred fees	618,874	100.0%	598,634	100.0%
Less—allowance for loan losses	(9,131)		(8,925)
Total loans, net	$609,743		$589,709

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2012	December 31, 2011
Commercial	$3,587	4,623
Consumer	844	862
Nonaccruing troubled debt restructurings	5,937	4,779
Total nonaccrual loans	10,368	10,264
Other real estate owned	2,555	3,686
Total nonperforming assets	$12,923	$13,950

At June 30, 2012 nonperforming assets were $12.9 million, or 1.70% of total assets and 2.09% of gross loans. Comparatively, nonperforming assets were $14.0 million, or 1.82% of total assets and 2.33% of gross loans at December 31, 2011. Nonaccrual loans increased $104,000 to $10.4 million at June 30, 2012 from $10.3 million at December 31, 2011. Nonaccrual loans at June 30, 2012 include nine loan relationships which were put on nonaccrual status during the first six months of 2012. In addition, during the first six months of 2012, five nonaccrual loans were transferred to OREO, four nonaccrual loans were paid off, and four nonaccrual loans were charged-off. The amount of foregone interest income on the nonaccrual loans in the first six months of 2012 was approximately $250,000.

Nonperforming assets include other real estate owned which decreased by $1.1 million from December 31, 2011. During the first six months of 2012 we sold five properties for $2.1 million and added five new properties for $1.2 million. In addition, we incurred write-downs totaling $52,000 on three of our properties. The balance at June 30, 2012 includes seven commercial properties totaling $2.3 million and three residential properties for $227,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2012.

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

Following is a summary of the activity in the allowance for loan losses.

	Six months ended June 30,		Year ended
(dollars in thousands)	2012	2011	December 31, 2011
Balance, beginning of period	$8,925	8,386	8,386
Provision	2,475	1,375	5,270
Loan charge-offs	(2,287)	(1,109)	(4,938)
Loan recoveries	18	67	207
Net loan charge-offs	(2,269)	(1,042)	(4,731)
Balance, end of period	$9,131	8,719	8,925

The allowance for loan losses was $9.1 million and $8.7 million at June 30, 2012 and 2011, respectively, or 1.48% and 1.51% of outstanding loans, respectively. At December 31, 2011, our allowance for loan losses was $8.9 million, or 1.49% of outstanding loans, and we had net loans charged-off of $4.7 million for the year ended December 31, 2011.

During the six months ended June 30, 2012, we charged-off $2.3 million of loans and recorded $18,000 of recoveries on loans previously charged-off, for net charge-offs of $2.3 million, or 0.75% of average loans. Comparatively, we charged-off $1.1 million of loans and recorded $67,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.0 million, or 0.36% of average loans for the first six months of 2011. The increased level of charge-offs during the 2012 period resulted primarily from six commercial and one consumer relationships which comprised $2.0 million of the charge-offs for the quarter.

The allowance for loan losses as a percentage of gross loans decreased during the first six months of 2012 based on a decrease in the specific reserves on our commercial portfolio. As of June 30, 2012, $18.9 million of loans were evaluated for specific reserves compared to $17.7 million at December 31, 2011. Based on these evaluations, the allowance for loan losses includes specific reserves of $3.9 million at both June 30, 2012 and December 31, 2011.

In addition, at June 30, 2012 and 2011, the allowance for loan losses represented 88.1% and 85.5% of the total amount of nonperforming loans, respectively. A significant portion, or 91%, of nonperforming loans at June 30, 2012 is secured by real estate. Our nonperforming loans have been written down to approximately 73% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $9.1 million as of June 30, 2012 to be adequate.

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

As a general practice, most of our loans are originated with relatively short maturities of less than 10 years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using the same credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan's collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases the Company will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, the Company will typically seek performance under the guarantee.

In addition, at June 30, 2012, 80.9% of our loans are collateralized by real estate and 91.5% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. In situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, and other observable market data) to estimate the current fair value. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment based on external market data. As of June 30, 2012, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

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

Our retail deposits represented $539.4 million, or 97.3%, of total deposits at June 30, 2012, while our out-of-market, or brokered, deposits represented $15.0 million, or 2.7%, of total deposits. At December 31, 2011, retail deposits represented $517.1 million, or 91.9%, of our total deposits and brokered CDs were $45.8 million, representing 8.1% of our total deposits. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $30.8 million during the first six months of 2012, our retail deposits have increased $22.3 million. We anticipate being able to continue to either renew or replace these out-of-market deposits when they mature. Our loan-to-deposit ratio was 112% and 106% at June 30, 2012 and December 31, 2011, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$83,176	-%	52,615	-%
Interest bearing demand deposits	154,409	0.65%	138,495	1.19%
Money market accounts	108,407	0.43%	101,231	0.85%
Savings accounts	5,050	0.14%	3,457	0.22%
Time deposits less than $100,000	70,633	1.19%	74,930	1.64%
Time deposits greater than $100,000	138,101	1.66%	176,929	2.24%
Total deposits	$559,776	0.83%	547,657	1.41%

The $55.2 million increase in average transaction accounts and the $38.8 million decrease in time deposits of $100,000 or more for the six months ended June 30, 2012 compared to the 2011 period is a result of our intense focus to replace our out-of-market deposits with local deposits and the nationwide trend of increasing deposits due to economic uncertainty. The increase in retail funding continued to enable the company to reduce its wholesale funding by approximately $36 million during the last twelve month period. As a result, brokered deposits now represent only 2.7% of total funding for the Company compared to 9.2% at June 30, 2011. The Company has reduced its brokered deposits by over $200 million since June 2009.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $426.4 million and $413.1 million at June 30, 2012 and December 31, 2011, respectively. Included in time deposits greater than $100,000 at June 30, 2012 is $11.0 million of wholesales CDs scheduled to mature within the next 12 months at a weighted average rate of 2.50%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2012 was as follows:

(dollars in thousands)	June 30, 2012
Three months or less	$17,050
Over three through six months	10,682
Over six through twelve months	73,668
Over twelve months	26,576
Total	$127,976

The Dodd-Frank Act also permanently raised the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Capital Resources

Total shareholders' equity at June 30, 2012 was $63.2 million. At December 31, 2011, total shareholders' equity was $62.5 million. The $632,000 increase from December 31, 2011 is primarily related to net income of $1.5 million during the six month period ended June 30, 2012, offset partially by the $904,000 repurchase of 1,000 shares of our preferred stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the six months ended June 30, 2012 and the year ended December 31, 2011. Since our inception, we have not paid cash dividends.

	June 30, 2012	December 31, 2011
Return on average assets	0.40%	0.28%
Return on average equity	4.73%	3.40%
Return on average common equity	4.20%	2.10%
Average equity to average assets ratio	8.35%	8.12%
Tangible common equity to assets ratio	6.24%	5.98%

On February 27, 2009, as part of the CPP, the Company entered into the CPP Purchase Agreement with the Treasury, pursuant to which we sold 17,299 shares of our Series T Preferred Stock for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. However, the Treasury sold all of the Series T Preferred Stock in a public auction on June 28, 2012 at which time the Company repurchased 1,000 of the 17,299 outstanding shares of Series T Preferred Stock. The transaction settled on July 3, 2012. In addition, on July 25, 2012, the Company completed its repurchase of the Warrant to purchase 399,970.34 shares of common stock of the Company that was issued to Treasury on February 27, 2009, as part of the CPP. The Warrant was repurchased at a mutually agreed upon priced of $1.1 million. Following the settlement of the Warrant on July 25, 2012, the Treasury has completely eliminated its equity stake in the Company through the Capital Purchase Program.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of June 30, 2012, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to an additional capital directive, consent order, or such other administrative action or sanction as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On June 8, 2012, the Federal Reserve approved three notices of proposed rulemaking ("NPRs") to, among other things, implement the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC, and the OCC after each agency has completed its approval process. The Federal Reserve has suggested a 90-day comment period for the NPRs. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

					June 30, 2012
	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$82,085	13.27%	74,235	12.0%	49,490	8.0%	61,863	10.0%
Tier 1 Capital (to risk weighted assets)	74,335	12.02%	61,863	10.0%	24,745	4.0%	37,118	6.0%
Tier 1 Capital (to average assets)	74,335	9.77%	68,486	9.0%	30,438	4.0%	38,048	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2012
	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$82,632	13.36%	49,490	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	74,882	12.10%	24,745	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	74,882	9.82%	30,511	4.0%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2012, unfunded commitments to extend credit were $109.8 million, of which $24.1 million was at fixed rates and $85.7 million was at variable rates. At December 31, 2011, unfunded commitments to extend credit were $98.9 million, of which approximately $17.6 million was at fixed rates and $81.3 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2012 there was a $2.6 million commitment under letters of credit. At December 31, 2011 there was a $2.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	1.83%
Up 200 basis points	(1.98)%
Up 100 basis points	(1.34)%
Base	-
Down 100 basis points	(0.57)%
Down 200 basis points	(2.27)%
Down 300 basis points	(3.86)%

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

At June 30, 2012 and December 31, 2011, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $31.3 million and $23.0 million, or 4.1% and 3.0% of total assets, respectively. Our investment securities at June 30, 2012 and December 31, 2011 amounted to $74.2 million and $108.6 million, or 9.8% and 14.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 50% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines of credit at June 30, 2012.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2012 was $30.9 million, based on the Bank's $5.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs. During the first six months of 2012, we developed a need for additional liquidity as we experienced increased loan demand and as a result sold $29.7 million of our mortgage-backed securities and state and municipal obligations, recording a net gain on sale of investment securities of $68,000.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

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

The Formal Agreement requires the establishment of certain plans and programs within various time periods.   After having completed the following through June 30, 2012, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of June 30, 2012, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of June 30, 2012.

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

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, the TARP, the Recovery Act, the Dodd-Frank Act, the JOBS Act and related economic recovery programs. Some of the more recent actions include those described in Part I. Item 1. Business – Supervision and Regulation of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC. Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Interest Rate Sensitivity and – Liquidity Risk.

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective as of June 30, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. OTHER INFORMATION.

Not applicable

Item 6. EXHIBITS.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 3, 2012	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.