Form 10-Q
period 2012-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2012-11-07
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,854,312 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 1, 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2012 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,831	7,417
Interest-bearing deposits with banks	16,996	15,588
Federal funds sold and securities purchased under agreements to resell	11,075	-
Total cash and cash equivalents	35,902	23,005
Investment securities:
Investment securities available for sale	64,097	100,660
Other investments, at cost	7,794	7,924
Total investment securities	71,891	108,584
Loans	637,659	598,634
Less allowance for loan losses	(9,254)	(8,925)
Loans, net	628,405	589,709
Bank owned life insurance	18,560	18,093
Property and equipment, net	17,584	17,342
Deferred income taxes	2,657	2,951
Other assets	5,416	8,061
Total assets	$780,415	767,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$574,439	562,912
Federal Home Loan Bank advances and other borrowings	124,100	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	5,186	6,191
Total liabilities	717,128	705,206
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 16,299 and 17,299 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	16,299	16,596
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,854,312 and 3,820,830 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	38	38
Nonvested restricted stock	(172)	(16)
Additional paid-in capital	38,579	39,546
Accumulated other comprehensive income	1,403	1,041
Retained earnings	7,140	5,334
Total shareholders' equity	63,287	62,539
Total liabilities and shareholders' equity	$780,415	767,745

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2011 have been adjusted to reflect the ten percent stock dividend issued in 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2012	2011	2012	2011
Interest income
Loans	$8,343	8,231	24,351	24,664
Investment securities	434	600	1,481	1,591
Federal funds sold	13	20	48	88
Total interest income	8,790	8,851	25,880	26,343
Interest expense
Deposits	942	1,651	3,241	5,473
Borrowings	1,140	1,226	3,424	3,693
Total interest expense	2,082	2,877	6,665	9,166
Net interest income	6,708	5,974	19,215	17,177
Provision for loan losses	1,125	1,670	3,600	3,045
Net interest income after provision for loan losses	5,583	4,304	15,615	14,132
Noninterest income
Loan fee income	364	232	754	556
Service fees on deposit accounts	230	168	583	464
Income from bank owned life insurance	157	126	467	388
Gain on sale of investment securities	295	15	363	15
Other than temporary impairment on investments	-	-	-	(25)
Other income	240	182	698	499
Total noninterest income	1,286	723	2,865	1,897
Noninterest expenses
Compensation and benefits	2,625	2,414	7,398	6,705
Occupancy	621	580	1,818	1,670
Real estate owned activity	267	16	720	1,057
Data processing and related costs	518	487	1,540	1,382
Insurance	341	268	1,030	1,098
Marketing	150	165	513	529
Professional fees	248	169	675	472
Other	255	253	765	761
Total noninterest expenses	5,025	4,352	14,459	13,674
Income before income tax expense	1,844	675	4,021	2,355
Income tax expense	618	192	1,292	706
Net income	1,226	483	2,729	1,649
Preferred stock dividend	204	216	636	649
Discount accretion	180	70	360	207
Redemption of preferred stock	-	-	96	-
Net income available to common shareholders	$842	197	1,829	793
Earnings per common share
Basic	$0.22	0.05	0.48	0.21
Diluted	$0.21	0.05	0.46	0.20
Weighted average common shares outstanding
Basic	3,845,290	3,820,974	3,841,950	3,818,439
Diluted	3,954,519	3,934,894	3,955,971	3,915,183

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2011 period have been adjusted to reflect the ten percent stock dividend issued in 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$1,226	483	2,729	1,649
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	466	1,194	912	2,091
Tax expense	(158)	(405)	(310)	(707)
Reclassification to realized (gain) loss	(295)	(15)	(363)	(15)
Tax expense	100	5	123	5
Other comprehensive income	113	779	362	1,374
Comprehensive income	$1,339	1,262	3,091	3,023

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Common stock			Preferred stock				Nonvested restricted		Additional paid-in		Accumulated other comprehensive income		Retained
(dollars in thousands, except share data)	Shares		Amount	Shares		Amount		stock		capital		(loss)		earnings		Total
December 31, 2010	3,457,877	$	35	17,299	$	16,317	$	-	$	36,729	$	(707)	$	6,842	$	59,216
Net income	-		-	-		-		-		-		-		1,649		1,649
Preferred stock transactions:
Cash dividends on Series T preferred stock	-		-	-		-		-		-		-		(649)		(649)
Discount accretion	-		-	-		207		-		-		-		(207)		-
Proceeds from exercise of stock options	13,236		-	-		-		-		77		-		-		77
Issuance of restricted stock	2,500		-	-		-		(20)		20		-		-		-
Cash in lieu of fractional shares	-		-	-		-		-		-		-		(1)		(1)
Amortization of deferred compensation on restricted stock	-		-	-		-		3		-		-		-		3
Compensation expense related to stock options, net of tax	-		-	-		-		-		199		-		-		199
Other comprehensive income	-		-	-		-		-		-		1,374		-		1,374
September 30, 2011	3,473,613		$35	17,299		$16,524		$(17)		$37,025		$667		$7,634		$61,868
December 31, 2011	3,820,830		$38	17,299		16,596		$(16)		39,546		$1,041		5,334		$62,539
Net income	-		-	-		-		-		-		-		2,729		2,729
Preferred stock transactions:
Redemption of preferred stock	-		-	(1,000)		(1,000)		-		-		-		96		(904)
Redemption of CPP Warrant	-		-	-		-		-		(1,100)		-		-		(1,100)
Cash dividends on Series T preferred stock	-		-	-		-		-		-		-		(643)		(643)
Discount accretion	-		-	-		703		-		(343)		-		(360)		-
Proceeds from exercise of stock options	9,075		-	-		-		-		57		-		-		57
Stock dividend on stock options and restricted stock (10%)	1,907		-	-		-		-		14		-		(14)		-
Issuance of restricted stock	22,500		-	-		-		(175)		175		-		-		-
Cash in lieu of fractional shares	-		-	-		-		-		-		-		(2)		(2)
Amortization of deferred compensation on restricted stock	-		-	-		-		19		-		-		-		19
Compensation expense related to stock options, net of tax	-		-	-		-		-		230		-		-		230
Other comprehensive income												362		-		362
September 30, 2012	3,854,312	$	38	16,299	$	16,299	$	(172)	$	38,579	$	1,403		$7,140		$63,287

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2010 and 2011 have been adjusted to reflect the ten percent stock dividends issued in 2011 and 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2012	2011
Operating activities
Net income	$2,729	1,649
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,600	3,045
Depreciation and other amortization	732	656
Accretion and amortization of securities discounts and premium, net	676	741
Gain on sale of investment securities	(363)	(15)
Other than temporary impairment on investments	-	25
Loss on sale and write-down of real estate owned	681	1,092
Compensation expense related to stock options and grants	249	202
Increase in cash surrender value of bank owned life insurance	(467)	(388)
(Increase) decrease in deferred tax asset	108	(718)
Decrease in other assets, net	934	718
Increase (decrease) in other liabilities, net	(1,005)	584
Net cash provided by operating activities	7,874	7,591
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(43,676)	(21,765)
Purchase of property and equipment	(974)	(1,269)
Purchase of investment securities:
Available for sale	(18,046)	(56,380)
Payments and maturity of investment securities:
Available for sale	9,702	9,605
Other investments	130	1,042
Purchase of bank owned life insurance	-	(3,000)
Proceeds from sale of investment securities	45,143	30,872
Proceeds from sale of real estate owned	2,409	1,697
Net cash used for investing activities	(5,312)	(39,198)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	11,527	18,380
Increase in FHLB advances and other borrowings	1,400	-
Cash dividend on preferred stock	(643)	(649)
Cash in lieu of fractional shares	(2)	(1)
Redemption of preferred stock	(904)	-
Redemption of CPP Warrant	(1,100)	-
Proceeds from the exercise of stock options and warrants	57	77
Net cash provided by financing activities	10,335	17,807
Net increase (decrease) in cash and cash equivalents	12,897	(13,800)
Cash and cash equivalents at beginning of the period	23,005	53,850
Cash and cash equivalents at end of the period	$35,902	40,050
Supplemental information
Cash paid for
Interest	$6,913	8,988
Income taxes	1,184	1,425
Schedule of non-cash transactions
Real estate acquired in settlement of loans	1,380	423
Unrealized gain on securities, net of income taxes	602	1,384

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business and Basis of Presentation

Business Activity

Southern First Bancshares, Inc. (the "Company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively, the "Trusts"). On July 2, 2007, the Company and Bank changed their names to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. The Bank is a national bank organized under the laws of the United States and located in Greenville County, South Carolina and operates as Greenville First Bank in Greenville County. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 9, 2012. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

Accounting Standards Update ("ASU") 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – Preferred Stock Issuance and Partial Redemption

On February 27, 2009, as part of the Capital Purchase Program ("CPP"), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury ("the Treausry"), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant to purchase 399,970.34 shares of the Company's common stock (the "Warrant") for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction.  The Company bid on a portion of the Series T Preferred Stock in the auction after receiving approval from its regulators to do so.  The clearing price per share for the preferred shares was $904 (compared to a par value of $1,000 per share), and the Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process.  The remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process. Included in the September 30, 2012 operating results are approximately $130,000 of costs incurred by the Company related to the offering.  These costs are not tax-deductible.  The net balance sheet impact was a reduction to shareholders' equity of $904,000 which is comprised of a decrease in Series T Preferred Stock of $1.0 million and a $96,000 increase to retained earnings related to the discount on the shares repurchased.  The redemption of the $1.0 million in preferred shares will save the Company $50,000 annually in dividend expenses.

In addition, on July 25, 2012, the Company completed its repurchase of the Warrant from the Treasury for a mutually agreed upon price of $1.1 million. The difference between the fair value of the Warrant, as originally recorded, and the $1.1 million was $343,000 which resulted in a decrease to additional paid in capital. The Company also recorded the remaining accretion of $180,000 on the Series T Preferred Stock which brought the Preferred Stock to its par value. In conjunction with the repurchase of the Warrant, the Company obtained an interest only line of credit for $1.5 million with another financial institution. Interest is payable quarterly at a rate of 5%, and the line of credit matures on February 3, 2014.

Following the settlement of the Warrant on July 25, 2012, the Treasury has completely eliminated its equity stake in the Company through the Capital Purchase Program. As a result, the executive compensation and corporate governance standards that were applicable to the Company while the Treasury held shares of the Series T Preferred Stock are no longer applicable to our Company, and we have the option to increase the compensation for our executive officers and other senior employees on a going forward basis.

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2012
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$17,284	1,146	8	18,422
Government sponsored enterprises	3,781	25	-	3,806
Mortgage-backed securities:
FHLMC	8,782	240	-	9,022
FNMA	31,810	697	-	32,507
GNMA	315	25	-	340
Total mortgage-backed securities	40,907	962	-	41,869
Total investment securities available for sale	$61,972	2,133	8	64,097

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$17,390	860	2	18,248
Mortgage-backed securities:
FHLMC	22,549	325	31	22,843
FNMA	58,631	441	72	59,000
GNMA	514	55	-	569
Total mortgage-backed securities	81,694	821	103	82,412
Total investment securities available for sale	$99,084	1,681	105	100,660

During the first nine months of 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $45.1 million of our mortgage-backed securities and state and municipal obligations, reinvested $18.1 million of the securities in similar investments at current rates, and recorded a net gain on sale of investment securities of $363,000.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2012	December 31, 2011
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,807	5,937
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$7,794	7,924

Contractual maturities and yields on our investment securities at September 30, 2012 and December 31, 2011 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with maturities less than five years at September 30, 2012.

September 30, 2012
Five to Ten Years	Over Ten Years	Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	5,034	3.11%	13,388	3.16%	18,422	3.15%
Government sponsored enterprises	-	-%	3,806	2.75%	3,806	2.75%
Mortgage-backed securities	-	-%	41,869	2.47%	41,869	2.47%
Total	5,034	3.11%	59,063	2.64%	64,097	2.67%

December 31, 2011
One to Five Years	Five to Ten Years	Over Ten Years	Total
Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
State and political subdivisions	$527	1.35%	5,845	2.81%	11,876	3.34%	18,248	3.11%
Mortgage-backed securities	-	-%	11,318	1.89%	71,094	2.29%	82,412	2.24%
Total	$527	1.35%	17,163	2.19%	82,970	2.44%	100,660	2.39%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

								September 30, 2012
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	3	$1,197	$8	-	-	-	3	$1,197	$8

								December 31, 2011
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
State and political subdivisions	1	$500	$2	-	-	-	1	$500	$2
Mortgage-backed
FHLMC	1	2,602	31	-	-	-	1	2,602	31
FNMA	8	19,775	72	-	-	-	8	19,775	72
Total	10	$22,877	$105	-	-	-	10	$22,877	$105

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$155,394	24.3%	149,254	24.9%
Non-owner occupied RE	165,088	25.9%	164,623	27.5%
Construction	25,288	4.0%	17,841	3.0%
Business	109,086	17.1%	111,831	18.7%
Total commercial loans	454,856	71.3%	443,549	74.1%
Consumer
Real estate	85,795	13.4%	57,798	9.7%
Home equity	77,265	12.1%	82,664	13.8%
Construction	10,450	1.7%	5,546	0.9%
Other	9,293	1.5%	9,077	1.5%
Total consumer loans	182,803	28.7%	155,085	25.9%
Total gross loans, net of deferred fees	637,659	100.0%	598,634	100.0%
Less—allowance for loan losses	(9,254)		(8,925)
Total loans, net	$628,405		589,709

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

		September 30, 2012
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$21,177	93,682	40,535	155,394
Non-owner occupied RE	47,295	100,495	17,298	165,088
Construction	9,114	7,628	8,546	25,288
Business	55,180	49,028	4,878	109,086
Total commercial loans	132,766	250,833	71,257	454,856
Consumer
Real estate	14,509	25,608	45,678	85,795
Home equity	10,561	17,588	49,116	77,265
Construction	3,779	1,049	5,622	10,450
Other	5,537	3,024	732	9,293
Total consumer loans	34,386	47,269	101,148	182,803
Total gross loans, net of deferred fees	$167,152	298,102	172,405	637,659
Loans maturing after one year with:
Fixed interest rates				305,359
Floating interest rates				165,148

		December 31, 2011
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$28,068	85,016	36,170	149,254
Non-owner occupied RE	49,082	105,177	10,364	164,623
Construction	6,281	3,998	7,562	17,841
Business	60,195	47,548	4,088	111,831
Total commercial loans	143,626	241,739	58,184	443,549
Consumer
Real estate	16,170	19,984	21,644	57,798
Home equity	15,221	21,369	46,074	82,664
Construction	5,446	-	100	5,546
Other	4,908	3,480	689	9,077
Total consumer	41,745	44,833	68,507	155,085
Total gross loan, net of deferred fees	$185,371	286,572	126,691	598,634
Loans maturing after one year with:
Fixed interest rates				$240,767
Floating interest rates				172,496

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				September 30, 2012
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$147,735	140,150	19,275	99,884	407,044
Special Mention	3,185	9,588	3,933	3,336	20,042
Substandard	4,474	15,350	2,080	5,866	27,770
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$155,394	165,088	25,288	109,086	454,856

				December 31, 2011
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$139,746	138,407	12,801	103,908	394,862
Special Mention	4,289	12,721	-	2,321	19,331
Substandard	5,219	13,495	5,040	5,602	29,356
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$149,254	164,623	17,841	111,831	443,549

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2012
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$152,857	163,493	24,286	106,968	447,604
30-59 days past due	157	157	-	587	901
60-89 days past due	-	-	-	-	-
Greater than 90 Days	2,380	1,438	1,002	1,531	6,351
	$155,394	165,088	25,288	109,086	454,856

				December 31, 2011
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$144,922	161,772	16,528	107,609	430,831
30-59 days past due	20	645	2	172	839
60-89 days past due	3,004	294	-	789	4,087
Greater than 90 Days	1,308	1,912	1,311	3,261	7,792
	$149,254	164,623	17,841	111,831	443,549

As of September 30, 2012 and December 31, 2011, loans 30 days or more past due represented 1.33% and 2.38% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 1.14% and 2.12% as of September 30, 2012 and December 31, 2011, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				September 30, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$83,031	72,871	10,450	8,768	175,120
Special Mention	1,720	2,290	-	165	4,175
Substandard	1,044	2,104	-	360	3,508
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$85,795	77,265	10,450	9,293	182,803

				December 31, 2011
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$54,973	79,129	5,546	8,637	148,285
Special Mention	525	2,142	-	65	2,732
Substandard	2,300	1,393	-	375	4,068
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$57,798	82,664	5,546	9,077	155,085

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$85,607	76,433	10,450	9,241	181,731
30-59 days past due	162	467	-	52	681
60-89 days past due	26	-	-	-	26
Greater than 90 Days	-	365	-	-	365
	$85,795	77,265	10,450	9,293	182,803

				December 31, 2011
	Real estate	Home equity	Construction	Other	Total
Current	$56,748	82,229	5,546	9,072	153,595
30-59 days past due	343	80	-	5	428
60-89 days past due	-	-	-	-	-
Greater than 90 Days	707	355	-	-	1,062
	$57,798	82,664	5,546	9,077	155,085

As of September 30, 2012 and December 31, 2011, consumer loans 30 days or more past due were 0.17% and 0.25% as of September 30, 2012 and December 31, 2011, respectively.

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows our nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of September 30, 2012 and December 31, 2011, we had no loans 90 days past due and still accruing.

(dollars in thousands)	September 30, 2012	December 31, 2011
Commercial
Owner occupied RE	$588	1,061
Non-owner occupied RE	1,350	1,745
Construction	1,005	1,314
Business	372	503
Consumer
Real estate	122	476
Home equity	365	386
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	5,407	4,779
Total nonaccrual loans, including nonaccruing TDRs	9,209	10,264
Other real estate owned	1,976	3,686
Total nonperforming assets	$11,185	13,950
Nonperforming assets as a percentage of:
Total assets	1.43%	1.82%
Gross loans	1.75%	2.33%
Total loans over 90 days past due	$6,716	8,854
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	8,591	7,429

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

		September 30, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$4,428	3,403	3,247	968
Non-owner occupied RE	7,550	7,130	2,075	778
Construction	4,822	2,080	1,075	213
Business	3,421	3,421	3,139	1,793
Total commercial	20,221	16,034	9,536	3,752
Consumer
Real estate	976	976	122	18
Home equity	560	560	395	59
Construction	-	-	-	-
Other	230	230	-	-
Total consumer	1,766	1,766	517	77
Total	$21,987	17,800	10,053	3,829

		December 31, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$5,070	5,070	4,922	870
Non-owner occupied RE	4,685	3,638	985	578
Construction	4,056	2,068	1,597	498
Business	4,904	4,604	4,459	1,807
Total commercial	18,715	15,380	11,963	3,753
Consumer
Real estate	1,694	1,694	839	126
Home equity	386	386	386	58
Construction	-	-	-	-
Other	233	233	-	-
Total consumer	2,313	2,313	1,225	184
Total	$21,028	17,693	13,188	3,937

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended September 30, 2012		Nine months ended September 30, 2012		Year ended December 31, 2011
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$3,656	-	4,283	72	3,521	220
Non-owner occupied RE	7,196	93	5,474	272	2,520	281
Construction	2,080	10	2,138	50	1,425	81
Business	3,491	17	3,838	33	3,331	207
Total commercial	16,423	120	15,733	427	10,797	789
Consumer
Real estate	1,417	11	1,500	32	1,729	64
Home equity	570	2	455	7	399	-
Construction	-	-	-	-	-	-
Other	232	2	233	9	38	13
Total consumer	2,219	15	2,188	48	2,166	77
Total	$18,642	135	17,921	475	12,963	866

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local or national economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes the activity related to our allowance for loan losses:

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Balance, beginning of period	$8,925	8,386
Provision for loan losses	3,600	3,045
Loan charge-offs:
Commercial
Owner occupied RE	(1,378)	(72)
Non-owner occupied RE	(384)	(252)
Construction	-	(67)
Business	(1,117)	(1,895)
Total commercial	(2,879)	(2,286)
Consumer
Real estate	(214)	(102)
Home equity	(198)	(175)
Construction	-	-
Other	-	(200)
Total consumer	(412)	(477)
Total loan charge-offs	(3,291)	(2,763)
Loan recoveries:
Commercial
Owner occupied RE	4	15
Non-owner occupied RE	-	42
Business	9	25
Construction	-	-
Total commercial	13	82
Consumer
Real estate	-	-
Home equity	1	1
Construction	-	-
Other	6	-
Total consumer	7	1
Total recoveries	20	83
Net loan charge-offs	(3,271)	(2,680)
Balance, end of period	$9,254	8,751
Net charge-offs to average loans (annualized)	0.71%	0.62%
Allowance for loan losses to gross loans	1.45%	1.48%
Allowance for loan losses to nonperforming loans	100.49%	94.94%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Nine months ended September 30, 2012
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,061	864	-	8,925
Provision	3,117	483	-	3,600
Loan charge-offs	(2,879)	(412)	-	(3,291)
Loan recoveries	13	7		20
Net loan charge-offs	(2,866)	(405)	-	(3,271)
Balance, end of period	$8,312	942	-	9,254

		Year ended December 31, 2011
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	5,584	(81)	(233)	5,270
Loan charge-offs	(4,434)	(504)	-	(4,938)
Loan recoveries	205	2		207
Net loan charge-offs	(4,229)	(502)	-	(4,731)
Balance, end of period	$8,061	864	-	8,925

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					September 30, 2012
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,752	-	3,752	16,034	-	16,034
Collectively evaluated	4,560	942	5,502	438,822	182,803	621,625
Total	$8,312	942	9,254	454,856	182,803	637,659

					December 31, 2011
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,753	-	3,753	15,380	-	15,380
Collectively evaluated	4,308	864	5,172	428,169	155,085	583,254
Total	$8,061	864	8,925	443,549	155,085	598,634

NOTE 5 – Troubled Debt Restructurings

At September 30, 2012, we had 39 loans totaling $14.0 million and at December 31, 2011 we had 42 loans totaling $12.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

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

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the nine months ended September 30, 2012.

For the nine months ended September 30, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	1	1	-	-	2	3,918	3,918
Construction	-	-	-	-	-	-	-
Business	2	-	1	-	3	532	532
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	1	-	-	1	166	166
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	3	2	1	-	6	$4,616	$4,616

The following table summarizes the TDRs that are more than 60 days past due, and have subsequently defaulted during the nine months ended September 30, 2012.

For the nine months ended September 30, 2012
	Number of	Recorded
(dollars in thousands)	Loans	Investment
Commercial
Owner occupied RE	3	$2,229
Non-owner occupied RE	-	-
Construction	-	-
Business	2	112
Consumer
Real estate	-	-
Home equity	-	-
Construction	-	-
Other	-	-
Total loans	5	$2,341

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company's current loan and appraisal policies require the Bank to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			September 30, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
State and political subdivisions	$-	18,422	-	18,422
Government sponsored enterprises	-	3,806	-	3,806
Mortgage-backed securities	-	41,869	-	41,869
Other investments	-	-	7,794	7,794
Total assets measured at fair value on a recurring basis	$-	64,097	7,794	71,891

			December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
State and political subdivisions	$-	18,248	-	18,248
Mortgage-backed securities	-	82,412	-	82,412
Other investments	-	-	7,924	7,924
Total assets measured at fair value on a recurring basis	$-	100,660	7,924	108,584

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of September 30, 2012. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of September 30, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	13,391	580	13,971
Other real estate owned	-	1,551	425	1,976
Total assets measured at fair value on a nonrecurring basis	-	14,942	1,005	15,947

			As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	12,318	1,438	13,756
Other real estate owned	-	2,461	1,225	3,686
Total assets measured at fair value on a nonrecurring basis	-	14,779	2,663	17,442

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company's financial instruments at September 30, 2012 and December 31, 2011 are as follows:

			September 30, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$35,902	35,902	35,902	-	-
Other investments, at cost	7,794	7,794	-	-	7,794
Loans, net	628,405	636,445	-	13,391	623,054
Bank owned life insurance	18,560	18,560	-	-	18,560
Financial Liabilities:
Deposits	574,439	561,612	-	561,612	-
FHLB and other borrowings	124,100	141,136	-	141,136	-
Junior subordinated debentures	13,403	5,132	-	5,132	-

			December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$23,005	23,005	23,005	-	-
Other investments, at cost	7,924	7,924	-	-	7,924
Loans, net	589,709	603,416	-	12,318	591,098
Bank owned life insurance	18,093	18,093	-	-	18,093
Financial Liabilities:
Deposits	562,912	521,930	-	521,930	-
FHLB and other borrowings	122,700	141,411	-	141,411	-
Junior subordinated debentures	13,403	4,212	-	4,212	-

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

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2012 and 2011. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options that were outstanding at September 30, 2012. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2012 and 2011, 73,002 and 79,970 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended September 30,		Nine months ended September 30,
	(dollars in thousands, except share data)	2012	2011	2012	2011
	Numerator:
	Net income	$1,226	$483	$2,729	$1,649
Less:	Preferred stock dividend	204	216	636	649
	Discount accretion	180	70	360	207
Add:	Redemption of preferred stock	-	-	96	-
	Net income available to common shareholders	$842	$197	$1,829	$793
	Denominator:
	Weighted-average common shares outstanding - basic	3,845,290	3,820,974	3,841,950	3,818,439
	Common stock equivalents	109,229	113,920	114,021	96,744
	Weighted-average common shares outstanding - diluted	3,954,519	3,934,894	3,955,971	3,915,183
	Earnings per common share:
	Basic	$0.22	$0.05	$0.48	$0.21
	Diluted	$0.21	$0.05	$0.46	$0.20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2012 as compared to the three and nine month periods ended September 30, 2011 and assesses our financial condition as of September 30, 2012 as compared to December 31, 2011. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following:

•	changes in political conditions and the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;

•	general economic conditions in the U.S., including the possibility of a prolonged period of limited economic growth; disruptions to the credit and financial markets; and contractions or limited growth in consumer spending or consumer credit;

•	reduced earnings due to higher credit losses, including losses in the sectors of our loan portfolio secured by real estate, may be greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;

•	our ability to comply with our Formal Agreement and potential regulatory actions if we fail to comply;

•	results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

•	significant increases in competitive pressure in the banking and financial services industries;

•	increased funding costs due to market illiquidity, increased competition for funding and/or increased regulatory requirements with regard to funding;

•	changes in the interest rate environment which could reduce anticipated margins;

•	general economic conditions, either nationally or regionally and especially in our primary service area, being less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in deposit flows;

•	changes in technology;

•	changes in monetary and tax policies;

•	adequacy of the level of our allowance for loan losses;

•	the rate of delinquencies and amount of loans charged-off;

•	the rate of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

These risks are exacerbated by the developments over the last three plus years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company. Beginning in 2008 and continuing into 2012, the capital and credit markets have experienced severe levels of volatility and disruption. During the first nine months of 2012, economic conditions, while slow by historical standards and still fluctuating on a day-to-day basis, have shown general signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Federal Reserve, it is difficult to predict if this stabilization is indicative of a lasting trend. There can be no assurance that these challenging developments will not materially and adversely affect our business, financial condition and results of operations.

OVERVIEW

We are a bank holding company headquartered in Greenville, South Carolina, and were incorporated in March 1999 under the laws of South Carolina. We provide a wide range of banking services and products to our clients through our wholly-owned bank subsidiary, Southern First Bank, N.A., formerly known as Greenville First Bank, N.A. In July of 2007, we changed the name of our Company and Bank to Southern First Bancshares, Inc. and Southern First Bank, N.A., respectively. We do not engage in any significant operations other than the ownership of our banking subsidiary.

We currently have six offices located in Greenville and Lexington Counties of South Carolina. On July 16, 2012, we announced our pending expansion into Charleston, South Carolina with the hiring of Mr. Lenwood Howell as Executive Vice President and Charleston Regional Executive. We expect to open a Charleston office during the fourth quarter of 2012 at 480 East Bay Street, Charleston, South Carolina. In addition, we are currently in the process of constructing a third full-service office in Columbia, South Carolina, which is also expected to open in the fourth quarter of 2012.

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

Effect of Economic Trends

The twelve months ended December 31, 2011 and the first nine months of 2012 continue to reflect the tumultuous economic conditions which have negatively impacted our clients' liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.

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

On April 5, 2012, the U.S. President signed the Jumpstart Our Business Startup Act (the "JOBS Act"), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200. While we do not anticipate that the JOBS Act will have a significant effect on the Company, it is unclear what long term effects this new legislation will have on community banks in general.

In addition, in June 2012, the Federal Reserve approved three notices of proposed rulemaking ("NPRs") to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the OCC after each agency has completed its approval process. The comment period on the NPRs expired on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional. There can be no assurance as to the actual impact of the Dodd-Frank Act, the JOBS Act, Basel III or any other governmental program or regulation on the financial markets.

The weak economic conditions are expected to continue through the remainder of 2012 and into 2013. Certain financial institutions in the Southeast will likely continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

EARNINGS REVIEW

Our net income was $1.2 million and $483,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of $743,000. After our dividend payment to our preferred shareholders, net income to common shareholders was $842,000, or diluted earnings per share ("EPS") of $0.21, for the third quarter of 2012 as compared to net income to common shareholders of $197,000, or diluted EPS of $0.05 for the same period in 2011. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

Our net income for the first nine months of 2012 was $2.7 million compared to $1.7 million for the first nine months of 2011. Net income to common shareholders was $1.8 million, or diluted EPS of $0.46, for the nine months ended September 30, 2012, and $793,000, or diluted EPS of $0.20, for the nine months ended September 30, 2011. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income tax expense.

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended September 30, 2012, our net interest income was $6.7 million, a 12.3% increase over net interest income of $6.0 million for the same period in 2011. In comparison, our average earning assets increased 1.9%, or $13.5 million, during the third quarter of 2012 compared to the third quarter of 2011, while our interest bearing liabilities decreased by $16.8 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, partially offset by a decrease in federal funds sold, while the decrease in average interest-bearing liabilities is a result of a decrease in time deposits, specifically, out-of-market certificates of deposit which decreased $35.0 million, offset in part by an increase in interest-bearing transaction accounts.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2012 and 2011. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$22,406	$13	0.23%	$34,786	$20	0.23%
Investment securities, taxable	54,636	301	2.19%	78,986	489	2.46%
Investment securities, nontaxable (2)	17,935	215	4.76%	14,607	177	4.82%
Loans	631,238	8,343	5.26%	584,312	8,231	5.59%
Total interest-earning assets	726,215	8,872	4.86%	712,691	8,917	4.96%
Noninterest-earning assets	41,576			41,253
Total assets	$767,791			$753,944
Interest-bearing liabilities
NOW accounts	$151,396	208	0.55%	$138,494	330.95%
Savings & money market	108,669	101	0.37%	115,071	227	0.78%
Time deposits	212,049	633	1.19%	237,013	1,094	1.83%
Total interest-bearing deposits	472,114	942	0.79%	490,578	1,651	1.34%
Note payable and other borrowings	124,363	1,046	3.35%	122,700	1,140	3.69%
Junior subordinated debentures	13,403	94	2.79%	13,403	86	2.55%
Total interest-bearing liabilities	609,880	2,082	1.36%	626,681	2,877	1.82%
Noninterest-bearing liabilities	94,226			65,112
Shareholders' equity	63,685			62,151
Total liabilities and shareholders' equity	$767,791			$753,944
Net interest spread			3.50%			3.14%
Net interest income (tax equivalent) / margin		$6,790	3.72%		$6,040	3.36%
Less: tax-equivalent adjustment (2)		82			66
Net interest income		$6,708			$5,974

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.72% for the three months ended September 30, 2012 compared to 3.36% for the third quarter of 2011. The 36 basis point increase in net interest margin as compared to the same period in 2011, was driven primarily by a 46 basis point reduction in the cost of our interest bearing liabilities.

While our interest-earning assets increased by $13.5 million as compared to the same quarter in 2011, our tax-equivalent interest income decreased by $45,000 or 10 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our investment securities and loan portfolios. Our average loan balances increased by $46.9 million as of the third quarter of 2012, compared to the same period in 2011, while our loan yield decreased by 33 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during the third quarter of 2012 as compared to the third quarter of 2011 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $16.8 million as of the third quarter of 2012, compared to the same period in 2011, the rate on these liabilities decreased by 46 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets. In addition, as of September 30, 2012, over half of our FHLB advances were at fixed interest rates, while all of our other borrowings, including notes payable and junior subordinated debt, had variable interest rates.

Our net interest spread was 3.50% for the three months ended September 30, 2012 compared to 3.14% for the same period in 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 46 basis point reduction in rate on our interest-bearing liabilities, partially offset by an 10 basis point decline in yield on our earning assets, resulted in a 36 basis point increase in our net interest spread for the 2012 period.

				For the Nine Months Ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$25,291	$48	0.25%	$49,925	$88	0.24%
Investment securities, taxable	65,166	1,083	2.22%	66,699	1,290	2.59%
Investment securities, nontaxable (2)	17,961	642	4.77%	12,424	485	5.22%
Loans	614,577	24,351	5.29%	579,975	24,664	5.69%
Total interest-earning assets	722,995	26,124	4.83%	709,023	26,527	5.00%
Noninterest-earning assets	42,982			41,399
Total assets	$765,977			$750,422
Interest-bearing liabilities
NOW accounts	$153,398	711	0.62%	$138,495	1,146	1.11%
Savings & money market	111,849	339	0.40%	108,187	657	0.81%
Time deposits	209,847	2,191	1.39%	246,856	3,670	1.99%
Total interest-bearing deposits	475,094	3,241	0.91%	493,538	5,473	1.48%
Note payable and other borrowings	123,540	3,142	3.40%	122,700	3,434	3.74%
Junior subordinated debentures	13,403	282	2.81%	13,403	259	2.58%
Total interest-bearing liabilities	612,037	6,665	1.45%	629,641	9,166	1.95%
Noninterest-bearing liabilities	90,034			59,736
Shareholders' equity	63,906			61,045
Total liabilities and shareholders' equity	$765,977			$750,422
Net interest spread			3.38%			3.05%
Net interest income (tax equivalent) / margin		$19,459	3.60%		$17,361	3.27%
Less: tax-equivalent adjustment (2)		244			184
Net interest income		$19,215			$17,177

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.60% for the nine months ended September 30, 2012 compared to 3.27% for the nine months ended September 30, 2011. The 33 basis point increase in net interest margin for the nine months ended September 30, 2012 was driven primarily by a 50 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2011.

Despite the $14.0 million increase in interest-earning assets during the first nine months of 2012, as compared to the same period in 2011, our tax-equivalent interest income decreased by $403,000 or 17 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our investment securities and loan portfolios. Although we transitioned a portion of our low-yielding federal funds sold into investment securities which yield a higher rate, the yield earned on these investments has declined in the past twelve months due to our decision to sell some of these investments which were yielding higher rates and recognize a gain on the sale. In addition, our average loan balances increased by $34.6 million as compared to the same period in 2011 while our loan yield decreased by 40 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during the first nine months of 2012 as compared to the same period in 2011 due to lower rates on our interest-bearing liabilities. While our average interest-bearing liabilities decreased by $17.6 million during the first nine months of 2012, compared to the same period in 2011, the rate on these liabilities decreased by 50 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets.

Our net interest spread was 3.38% for the nine months ended September 30, 2012 compared to 3.05% for the same period in 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 50 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 17 basis point decline in yield on our earning assets, resulted in a 33 basis point increase in our net interest spread for the 2012 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2012 vs. 2011				September 30, 2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$544	(400)	(32)	112	57	(143)	(1)	(87)
Investment securities	(136)	(38)	8	(166)	(24)	(38)	1	(61)
Federal funds sold	(7)	-	-	(7)	7	-	-	7
Total interest income	401	(438)	(24)	(61)	40	(181)	-	(141)
Interest expense
Deposits	33	(728)	(14)	(709)	53	(742)	(17)	(706)
Note payable and other	15	(108)	(1)	(94)	(18)	(153)	2	(169)
Junior subordinated debt	-	8	-	8	-	(9)	-	(9)
Total interest expense	48	(828)	(15)	(795)	35	(904)	(15)	(884)
Net interest income	$353	390	(9)	734	5	723	15	743

Net interest income, the largest component of our income, was $6.7 million for the three month period ended September 30, 2012 and $6.0 million for the three months ended September 30, 2011. Although our average interest-earning assets increased by $13.5 million, our average loan balances increased by $46.9 million during the third quarter of 2012 compared to the same period in 2011 while average interest-bearing liabilities decreased $16.8 million during the 2012 period. The $734,000 increase in net interest income during the three months ended September 30, 2012 was driven primarily by the decreased rates on our interest bearing liabilities as well as increased loan volume as evidenced in the above table.

	Nine Months Ended
	September 30, 2012 vs. 2011				September 30, 2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,941	(2,127)	(127)	(313)	(11)	320	-	309
Investment securities	84	(185)	(9)	(110)	(469)	(425)	83	(811)
Federal funds sold	(43)	7	(4)	(40)	47	3	4	54
Total interest income	1,982	(2,305)	(140)	(463)	(433)	(102)	87	(448)
Interest expense
Deposits	117	(2,300)	(49)	(2,232)	284	(1,976)	(78)	(1,770)
Note payable and other	25	(315)	(2)	(292)	(406)	(587)	54	(939)
Junior subordinated debt	-	23	-	23	-	(7)	-	(7)
Total interest expense	142	(2,592)	(51)	(2,501)	(122)	(2,570)	(24)	(2,716)
Net interest income	$1,840	287	(89)	2,038	(311)	2,468	111	2,268

Net interest income for the nine months ended September 30, 2012 was $19.2 million compared to $17.2 million for the nine months ended September 30, 2011. While our average interest-earning assets increased by $14.0 million overall during the first nine months of 2012 compared to the same period in 2011, our average loan balances increased by $34.6 million. In comparison, our average interest-bearing liabilities decreased by $17.6 million during the first nine months of 2012. The $2.0 million increase in net interest income during the nine months ended September 30, 2012 was primarily driven by the increased loan volume as well as decreased rates on our interest bearing liabilities.

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

For the three months ended September 30, 2012 and 2011, we incurred a noncash expense related to the provision for loan losses of $1.1 million and $1.7 million, respectively, resulting in an allowance for loan losses of $9.3 million and $8.8 million for the 2012 and 2011 periods, respectively. For the nine months ended September 30, 2012, our provision for loan losses was $3.6 million as compared to $3.1 million for the nine months ended September 30, 2011. The lower provision for loan losses during the 2012 periods relates primarily to the overall improvement in the credit quality of our loan portfolio during the first nine months of 2012. The $9.3 million allowance represented 1.45% of gross loans at September 30, 2012 while the $8.8 million allowance was 1.48% of gross loans at September 30, 2011.

During the past twelve months, our loan balances increased by $46.6 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Loan fee income	$364	232	754	556
Service fees on deposit accounts	230	168	583	464
Income from bank owned life insurance	157	126	467	388
Gain (loss) on sale of investment securities	295	15	363	15
Other-than-temporary impairment on securities	-	-	-	(25)
Other income	240	182	698	499
Total noninterest income	$1,286	723	2,865	1,897

Noninterest income increased $563,000, or 77.9%, in the third quarter of 2012 as compared to the same period in 2011. The increase in total noninterest income during this 2012 period resulted primarily from the following:

•	Loan fee income increased 56.9%, or $132,000, resulting primarily from increased mortgage origination fee income of $130,000.
•	Service fees on deposit accounts increased $62,000, or 36.9%, primarily related to increased NSF fee income, and additional income from service charges on our checking, money market, and savings accounts.
•	Income from bank owned life insurance increased $31,000 due to income earned on $3.0 million of additional life insurance policies purchased during the third quarter of 2011.
•	A gain on sale of investment securities of $295,000 was recognized during the 2012 period, compared to a gain on sale of $15,000 during the third quarter of 2011.
•	Other income increased by 31.9%, or $58,000, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building and income received from ATM and debit card transactions which is volume driven.

Noninterest income increased by 51.0%, or $968,000, during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase relates to increases of $198,000 in loan fee income, $119,000 in service fees on deposit accounts, $79,000 in income from bank owned life insurance, $348,000 in gains on sale of investment securities, and $199,000 in other income which includes rental income.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $121,000 and $105,000 for the three months ended September 30, 2012 and 2011, respectively, and $343,000 and $298,000 for the nine months endes September 30, 2012 and 2011, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Compensation and benefits	$2,625	2,414	7,398	6,705
Occupancy	621	580	1,818	1,670
Real estate owned activity	267	16	720	1,057
Data processing and related costs	518	487	1,540	1,382
Insurance	341	268	1,030	1,098
Marketing	150	165	513	529
Professional fees	248	169	675	472
Other	255	253	765	761
Total noninterest expense	$5,025	4,352	14,459	13,674

Noninterest expense increased $673,000, or 15.5%, during the third quarter of 2012 as compared to the same period in 2011. Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 61.8% for the third quarter of 2012 compared to 64.9% for the same period in 2011. The improvement in the efficiency ratio relates primarily to the increase in net interest income and noninterest income, excluding the gain on sale of securities.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased 8.7%, or $211,000, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $153,000 driven by the cost of ten additional employees, three of which were hired to support our new Charleston office, as well as annual salary increases, while benefit expenses increased $40,000 during the same period, compared to the third quarter of the prior year.
•	Occupancy expenses increased $41,000, or 7.1%, driven by increased depreciation, utilities and repairs and maintenance expenses.
•	Real estate owned activity increased by $251,000, due primarily to a loss on sale and write-down incurred on two properties recorded during the third quarter of 2012.
•	Data processing and related costs increased 6.4%, or $31,000, primarily related to the increased number of clients and accounts we service.
•	Insurance expense increased by $73,000, or 27.2%, due to the change in the assessment base calculation for FDIC insurance which took place in the third quarter of 2011.

•	Professional fees increased $79,000, or 46.7%, driven by increased legal and accounting expenses and loan appraisal fees during the third quarter of 2012. Of the $248,000 in professional fees during the 2012 period, approximately $37,000 is related to expenses associated with the sale of our Series T Preferred Stock by the Treasury in the TARP auction and repurchase of the CPP Warrant.

Noninterest expense for the nine months ended September 30, 2012 increased 5.7%, or $785,000, as compared to the nine months ended September 30, 2011. The increase relates primarily to the $693,000 increase in compensation and benefits expense, $148,000 in occupancy expense, $158,000 in data processing and related costs, and $203,000 in professional fees,

$130,000 of which is related to expenses associated with the sale of our Series T Preferred Stock by the Treasury in the TARP auction and repurchase of the Warrant. Partially offsetting the increases in noninterest expense were decreases of $337,000 in real estate owned activity and $68,000 in insurance expenses.

We incurred income tax expense of $618,000 for the three months ended September 30, 2012 as compared to $192,000 during the same period in 2011. Income tax expense for the nine months ended September 30, 2012 was $1.3 million as compared to $706,000 for the same period of 2011. The increase in income tax expense during the 2012 periods is primarily a result of the increase in our net income during the respective periods.

Balance Sheet Review

At September 30, 2012, we had total assets of $780.4 million, consisting principally of $628.4 million in net loans, $71.9 million in investment securities, $35.9 million in cash and cash equivalents, and $18.6 million in bank owned life insurance. Our liabilities at September 30, 2012 totaled $717.1 million, which consisted principally of $574.4 million in deposits, $124.1 million in FHLB advances and other borrowings, and $13.4 million in junior subordinated debentures. At September 30, 2012, our shareholders' equity was $63.3 million.

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

Federal Funds Sold

At September 30, 2012, our federal funds sold were $11.1 million, or 1.4% of total assets. At December 31, 2011, we had no short-term investments in federal funds sold on an overnight basis.

Investment Securities

At September 30, 2012, the $71.9 million in our investment securities portfolio represented approximately 9.2% of our total assets. We held government agencies, municipal securities, and mortgage-backed securities with a fair value of $64.1 million and an amortized cost of $62.0 million resulting in an unrealized gain of $2.1 million. During the first nine months of 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $45.1 million of our mortgage-backed securities and state and municipal obligations, reinvested $18.1 million of the securities in similar investments at current rates, and recorded a net gain on sale of investment securities of $363,000.

At December 31, 2011, the $108.6 million in our investment securities portfolio represented approximately 14.1% of our total assets. We held municipal securities, and mortgage-backed securities with a fair value of $100.7 million and an amortized cost of $99.1 million for an unrealized gain of $1.6 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2012 and 2011 were $614.6 million and $580.0 million, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2012 and December 31, 2011 were $637.7 and $598.6 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2012, our loan portfolio included $519.3 million, or 81.4%, of real estate loans. As of December 31, 2011, real estate loans made up 79.8% of our loan portfolio and totaled $477.7 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $77.3 million as of September 30, 2012, of which approximately 36% were in a first lien position, while the remaining balance was second liens. The average loan had a balance of approximately $84,000 and a loan to value of 75%. Further, 1.08% of our total home equity lines of credit were over 30 days past due.

Following is a summary of our loan composition at September 30, 2012 and December 31, 2011. The $28.0 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. In addition, our East Bay Street office in Charleston has contributed to the growth in owner occupied real estate and business loans. Our average consumer real estate loan currently has a principal balance of $313,000, a term of eight years, and an average rate of 4.92%.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$155,394	24.3%	149,254	24.9%
Non-owner occupied RE	165,088	25.9%	164,623	27.5%
Construction	25,288	4.0%	17,841	3.0%
Business	109,086	17.1%	111,831	18.7%
Total commercial loans	454,856	71.3%	443,549	74.1%
Consumer
Real estate	85,795	13.4%	57,798	9.7%
Home equity	77,265	12.1%	82,664	13.8%
Construction	10,450	1.7%	5,546	0.9%
Other	9,293	1.5%	9,077	1.5%
Total consumer loans	182,803	28.7%	155,085	25.9%
Total gross loans, net of deferred fees	637,659	100.0%	598,634	100.0%
Less—allowance for loan losses	(9,254)		(8,925)
Total loans, net	$628,405		$589,709

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2012	December 31, 2011
Commercial	$3,315	4,623
Consumer	487	862
Nonaccruing troubled debt restructurings	5,407	4,779
Total nonaccrual loans	9,209	10,264
Other real estate owned	1,976	3,686
Total nonperforming assets	$11,185	$13,950

At September 30, 2012 nonperforming assets were $11.2 million, or 1.43% of total assets and 1.75% of gross loans. Comparatively, nonperforming assets were $14.0 million, or 1.82% of total assets and 2.33% of gross loans at December 31, 2011. Nonaccrual loans decreased $1.1 million to $9.2 million at September 30, 2012 from $10.3 million at December 31, 2011. Nonaccrual loans at September 30, 2012 include eight loan relationships which were put on nonaccrual status during the first nine months of 2012. In addition, during the first nine months of 2012, six nonaccrual loans were transferred to OREO, four nonaccrual loans were paid off, and five nonaccrual loans were charged-off. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2012 was approximately $401,000.

Nonperforming assets include other real estate owned which decreased by $1.7 million from December 31, 2011. During the first nine months of 2012 we sold ten properties for $2.4 million and added seven new properties for $1.4 million. In addition, we incurred write-downs totaling $248,000 on five of our properties. The balance at September 30, 2012 includes five commercial properties totaling $1.6 million and four residential properties totaling $348,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2012.

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

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended September 30,		Year ended
(dollars in thousands)	2012	2011	December 31, 2011
Balance, beginning of period	$8,925	8,386	8,386
Provision	3,600	3,045	5,270
Loan charge-offs	(3,291)	(2,763)	(4,938)
Loan recoveries	20	83	207
Net loan charge-offs	(3,271)	(2,680)	(4,731)
Balance, end of period	$9,254	8,751	8,925

The allowance for loan losses was $9.3 million and $8.8 million at September 30, 2012 and 2011, respectively, or 1.45% and 1.48% of outstanding loans, respectively. At December 31, 2011, our allowance for loan losses was $8.9 million, or 1.49% of outstanding loans, and we had net loans charged-off of $4.7 million for the year ended December 31, 2011.

During the nine months ended September 30, 2012, we charged-off $3.3 million of loans and recorded $20,000 of recoveries on loans previously charged-off, for net charge-offs of $3.3 million, or 0.71% of average loans. Comparatively, we charged-off $2.8 million of loans and recorded $83,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $2.7 million, or 0.46% of average loans for the first nine months of 2011. The increased level of charge-offs during the 2012 period resulted primarily from two commercial relationships which comprised $1.5 million of the charge-offs during 2012.

The allowance for loan losses as a percentage of gross loans decreased during the first nine months of 2012 based on a decrease in the specific reserves on our commercial portfolio. As of September 30, 2012, $17.8 million of loans were evaluated for specific reserves compared to $17.7 million at December 31, 2011. Based on these evaluations, the allowance for loan losses includes specific reserves of $3.8 million at September 30, 2012 and $3.9 million at December 31, 2011.

In addition, at September 30, 2012 and 2011, the allowance for loan losses represented 100.5% and 94.9% of the total amount of nonperforming loans, respectively. A significant portion, or 84%, of nonperforming loans at September 30, 2012 is secured by real estate. Our nonperforming loans have been written down to approximately 71% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $9.3 million as of September 30, 2012 to be adequate.

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

In addition, at September 30, 2012, 81.4% of our loans are collateralized by real estate and 91.9% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. In situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, and other observable market data) to estimate the current fair value. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment based on external market data. As of September 30, 2012, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

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

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market (which we refer to as "out-of-market" or "brokered" deposits) in order to obtain longer term deposits than are readily available in our local market. In accordance with our Formal Agreement, we have adopted guidelines regarding our use of brokered deposits that limit such deposits to 25% of total deposits and dictate that our current interest rate risk profile determines the terms. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $561.4 million, or 97.7%, of total deposits at September 30, 2012, while our out-of-market, or brokered, deposits represented $13.0 million, or 2.3%, of total deposits. At December 31, 2011, retail deposits represented $517.1 million, or 91.9%, of our total deposits and brokered CDs were $45.8 million, representing 8.1% of our total deposits. As our wholesale deposits have matured during the past 12 months, we have successfully replaced them with local deposits. While wholesale deposits decreased $32.8 million during the first nine months of 2012, our retail deposits have increased $44.3 million. We anticipate being able to continue to replace these out-of-market deposits when they mature. Our loan-to-deposit ratio was 111% and 106% at September 30, 2012 and December 31, 2011, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$85,310	-%	55,158	-%
Interest bearing demand deposits	153,398	0.62%	138,495	1.11%
Money market accounts	106,695	0.42%	104,514	0.83%
Savings accounts	5,154	0.14%	3,673	0.20%
Time deposits less than $100,000	72,906	1.14%	75,766	1.61%
Time deposits greater than $100,000	136,941	1.53%	171,090	2.16%
Total deposits	$560,404	0.77%	548,696	1.34%

The $48.7 million increase in average transaction accounts and the $37.0 million decrease in time deposits of $100,000 or more for the nine months ended September 30, 2012 compared to the 2011 period is a result of our intense focus to replace our out-of-market deposits with local deposits and the nationwide trend of increasing deposits due to economic uncertainty. The increase in retail funding continued to enable the company to reduce its wholesale funding by approximately $33 million during the last twelve month period. As a result, brokered deposits now represent only 1.7% of total funding for the Company compared to 6.0% at September 30, 2011. The Company has reduced its brokered deposits by over $200 million since June 2009.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $429.2 million and $413.1 million at September 30, 2012 and December 31, 2011, respectively. Included in time deposits greater than $100,000 at September 30, 2012 is $9.0 million of wholesales CDs scheduled to mature within the next 12 months at a weighted average rate of 2.45%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2012 was as follows:

(dollars in thousands)	September 30, 2012
Three months or less	$10,875
Over three through six months	79,143
Over six through twelve months	29,291
Over twelve months	25,947
Total	$145,256

The Dodd-Frank Act also permanently raised the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. The unlimited deposit insurance coverage for noninterest-bearing savings accounts is currently set to expire on December 31, 2012. We are currently evaluating the potential impact of the expiration for unlimited deposit insurance coverage for noninterest-bearing savings accounts on our deposit strategy.

Capital Resources

Total shareholders' equity at September 30, 2012 was $63.3 million. At December 31, 2011, total shareholders' equity was $62.5 million. The $748,000 increase from December 31, 2011 is primarily related to net income of $2.7 million during the nine month period ended September 30, 2012, offset partially by the $904,000 repurchase of 1,000 shares of our Series T Preferred Stock and $1.1 million repurchase of the Warrant.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the nine months ended September 30, 2012 and the year ended December 31, 2011. Since our inception, we have not paid cash dividends.

	September 30, 2012	December 31, 2011
Return on average assets	0.48%	0.28%
Return on average equity	5.70%	3.40%
Return on average common equity	5.15%	2.10%
Average equity to average assets ratio	8.34%	8.12%
Tangible common equity to assets ratio	6.02%	5.98%

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%.  As of September 30, 2012, our capital ratios exceed these ratios and we remain "well capitalized." However, if we fail to maintain these required capital levels, then the OCC may deem noncompliance to be an unsafe and unsound banking practice which may make the Bank subject to an additional capital directive, consent order, or such other administrative action or sanction as the OCC considers necessary.  It is uncertain what actions, if any, the OCC would take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions would be successful.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On June 8, 2012, the Federal Reserve approved three NPRs to, among other things, implement the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC, and the OCC after each agency has completed its approval process. The comment period on the NPRs ended on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are currently evaluating the impact of the propsed rules on the Company and the Bank.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

					September 30, 2012
	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$82,782	12.97%	76,600	12.0%	51,067	8.0%	63,834	10.0%
Tier 1 Capital (to risk weighted assets)	74,787	11.72%	63,834	10.0%	25,533	4.0%	38,300	6.0%
Tier 1 Capital (to average assets)	74,787	9.76%	68,965	9.0%	30,651	4.0%	38,314	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2012
	Actual		For capital adequacy purposes Minimum		To be well capitalized under prompt corrective action provisions Minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$82,880	12.98%	51,067	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	74,885	11.73%	25,533	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	74,885	9.75%	30,726	4.0%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2012, unfunded commitments to extend credit were $109.9 million, of which $19.9 million was at fixed rates and $90.0 million was at variable rates. At December 31, 2011, unfunded commitments to extend credit were $98.9 million, of which approximately $17.6 million was at fixed rates and $81.3 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2012 and December 31, 2011, there was a $2.5 million commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	0.33%
Up 200 basis points	(2.37)%
Up 100 basis points	(1.58)%
Base	-
Down 100 basis points	0.22%
Down 200 basis points	(1.19)%
Down 300 basis points	(2.49)%

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

At September 30, 2012 and December 31, 2011, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $35.9 million and $23.0 million, or 4.6% and 3.0% of total assets, respectively. Our investment securities at September 30, 2012 and December 31, 2011 amounted to $71.9 million and $108.6 million, or 9.2% and 14.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 50% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were no borrowings against the lines of credit at September 30, 2012.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2012 was $16.6 million, based on the Bank's $5.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs. During the first nine months of 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $45.1 million of our mortgage-backed securities and state and municipal obligations, reinvested $18.1 million of the securities in similar investments at current rates, and recorded a net gain on sale of investment securities of $363,000.

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

The Formal Agreement requires the establishment of certain plans and programs within various time periods.   After having completed the following through September 30, 2012, management believes that the Bank is in compliance with substantially all of the conditions established in the Formal Agreement. However, no assurance can be given that the OCC will concur with management's assessment. In addition, the Formal Agreement requires that various reports be submitted to the OCC on a quarterly basis until the Formal Agreement is terminated.

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

In addition, we have agreed with the OCC that the Bank will maintain total risk-based capital ratio of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. As of September 30, 2012, our capital ratios exceed these ratios and we remain "well capitalized." See "Management's Discussion and Analysis - Results of Operations - Capital Resources" for more discussion of the Minimum Capital Ratio levels established by the OCC and our capital ratios as of September 30, 2012.

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

Item 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective as of September 30, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 6. EXHIBITS.

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

101      The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 7, 2012	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2012	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.