Form 10-K
period 2012-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2013-03-05
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act Of 1934

For The Fiscal Year December 31, 2012.

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2012 (based on the average bid and ask price of  the Common Stock as quoted on the NASDAQ Global Market on June 30, 2012), was $27,750,176.

4,257,387 shares of the registrant’s common stock were outstanding as of February 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Table of Contents

SOUTHERN FIRST BANCSHARES, INC.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Report , including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•

credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•

credit losses due to loan concentration;

•

changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•

restrictions or conditions imposed by our regulators on our operations;

•

increases in competitive pressure in the banking and financial services industries;

•

changes in the interest rate environment which could reduce anticipated or actual margins;

•

changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•

changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•

changes occurring in business conditions and inflation;

•

changes in access to funding or increased regulatory requirements with regard to funding;

•

increased cybersecurity risk, including potential business disruptions or financial losses;

•

changes in deposit flows;

•

changes in technology;

•

the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•

examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•

changes in monetary and tax policies;

•

changes in accounting policies and practices;

•

the rate of delinquencies and amounts of loans charged-off;

•

the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•

our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•

our ability to attract and retain key personnel;

•

our ability to retain our existing clients, including our deposit relationships; and

•

adverse changes in asset quality and resulting credit risk-related losses and expenses.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. We make these forward-looking as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank, N.A. (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”). We were incorporated in March 1999 to organize and serve as the holding Company for Greenville First Bank, N.A. The Bank is a national bank organized under the laws of the United States with offices located in Greenville, Richland, Lexington, and Charleston Counties, South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

On February 27, 2009, as part of the Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury (the “Treasury”), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant to purchase 399,970.34 shares of the Company’s common stock (the “CPP Warrant”) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The CPP Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction. The Company bid on a portion of the Series T Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the preferred shares was $904 (compared to a par value of $1,000 per share), and the Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process. The remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process. Included in the December 31, 2012 operating results are approximately $130,000 of costs incurred by the Company related to the offering. These costs are not tax-deductible. The net balance sheet impact was a reduction to shareholders’ equity of $904,000 which is comprised of a decrease in Series T Preferred Stock of $1.0 million and a $96,000 increase to retained earnings related to the discount on the shares repurchased. The redemption of the $1.0 million in preferred shares will save the Company $50,000 annually in dividend expenses.

In addition, on July 25, 2012, the Company completed its repurchase of the CPP Warrant from the Treasury for a mutually agreed upon price of $1.1 million. The difference between the fair value of the CPP Warrant, as originally recorded, and the repurchase price was $343,000 which resulted in a decrease to additional paid in capital. The Company also recorded the remaining accretion of $180,000 on the Series T Preferred Stock which brought the Series T Preferred Stock to its par value. In conjunction with the repurchase of the Warrant, the Company obtained an interest only line of credit for $1.5 million with another financial institution. Interest is payable quarterly at a rate of 5%, and the line of credit matures on February 3, 2014.

Following the settlement of the CPP Warrant on July 25, 2012, the Treasury has completely eliminated its equity stake in the Company through the CPP. As a result, the executive compensation and corporate governance standards that were applicable to the Company while the Treasury held shares of the Series T Preferred Stock are no longer applicable to our Company, and we have the option to increase the compensation for our executive officers and other senior employees on a going forward basis.

On June 8, 2010, the Bank entered into a formal agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (the “OCC”). The Formal Agreement sought to enhance the Bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management.

In addition, on May 24, 2010, the OCC established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we were required to maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. On January 3, 2013, the OCC notified the Bank that effective December 19, 2012, it was no longer subject to the Formal Agreement nor was it subject to the Individual Minimum Capital Ratios established. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more discussion of the Formal Agreement.

Marketing Focus

We commenced operations in January 2000 and at that time were the first community bank organized in the city of Greenville, South Carolina in over 10 years. During the 1990s, several community banks operating in the Greenville market were acquired by larger regional financial institutions. We formed the Bank to take advantage of market opportunities resulting from this continued consolidation of the financial services industry. Responding to this opportunity, we created a marketing plan focusing on the professional market in Greenville, including doctors, dentists, and small business owners. We serve this market with a client-focused structure called relationship teams, which provides each client with a specific banker contact and support team responsible for all of the client’s banking needs. The purpose of this structure is to provide a consistent and superior level of professional service, and we believe it provides us with a distinct competitive advantage. We consider exceptional client service to be a critical part of our culture, which we refer to as “ClientFIRST.”  We emphasize this ClientFIRST culture in the training that we provide our employees, and we strive to reflect this ClientFIRST culture in all aspects of our business. During 2007, we opened an office in Columbia, South Carolina, broadening our market to include Richland and Lexington Counties. In 2012, we opened our first retail office in Charleston, South Carolina, broadening our market to now include Charleston County. At all offices, we utilize the same client-focused structure, culture, and marketing plan. In conjunction with our entrance into these new markets, we changed the name of our Bank to Southern First Bank; however, we continue to operate as Greenville First Bank in Greenville County.

Location and Service Area

We have retail office locations in the cities of Greenville, Columbia, and Charleston, South Carolina. Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. It is South Carolina’s most populous county with approximately 461,000 residents. Greenville is also one of the state’s wealthiest counties, with estimated median household income of $49,000 for 2010. In the past decade, Greenville County has attracted more than $6 billion in new business investments and, since Fall 2009, Greenville County has created around 30,000 new jobs. Greenville County is considered the “economic engine of South Carolina” and was recognized by Expansion Management Magazine in 2007 as the 3rd top real estate market in the country for expanding and relocating businesses.

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

Columbia, South Carolina is the State capital and largest city in the State. Columbia is home to Fort Jackson, the largest and most active initial entry training center of the United States Army. Richland County is the 2nd largest county in the State with a population of approximately 389,000 residents, while Lexington County is the 6th largest county with a population of approximately 267,000. From 2000 to 2010, the combined estimated population of Richland and neighboring Lexington counties grew approximately 18.8% to an estimated 638,000 and their growth rate is continually improving. The median household income for Richland and Lexington Counties combined was $51,000 for 2010.

In January 2007, we opened our first office in Columbia as a loan production office which became a full-service branch in July 2007. In July 2008, we opened our second branch office in the Columbia market which is located on Sunset Avenue in Lexington. In August 2009 we opened our Columbia regional headquarters building located on Knox Abbott Drive and subsequently closed our temporary office location on Lady Street. In December 2012, we opened an additional branch office in the Columbia market which is located on Forest Drive in Columbia.

In July 2012, we announced our expansion into the Charleston market and opened our first retail office location on East Bay Street in Charleston in December 2012. Charleston, South Carolina is an historic city in the Lowcountry region of South Carolina and is located on the Atlantic coastline. It is known for its Southern hospitality, remarkable history, elegant charm, and unique culture. As a result, Charleston attracts thousands of visitors each year. The city of Charleston is the second largest city in the state with a population of approximately 120,000 and Charleston County is the third largest county in the state with a population of 357,000. From 2000 to 2010, the estimated population of the city of Charleston grew 24.2% while the estimated population of Charleston County grew 13%. The median household income for Charleston County was approximately $50,000 for 2010. In addition, Charleston is the home of the Port of Charleston, a deep water port, which provides a large economic impact to the state by allowing larger ships to carry millions of tons of cargo to its docks.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2012, we had net loans of $636.9 million, representing 79.8% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2012, our average loan size was approximately $210,000. Excluding home equity lines of credit, the average loan size was approximately $290,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2012, our 10 largest client loan relationships represented approximately $74.3 million, or 11.5% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered for approval by a team of officers led by a senior lender, or by the voting members of the officers’ loan committee, based on the loan amount. The officers’ loan committee, which is comprised of a group of our senior commercial lenders, bank president, and CEO, has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board. We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the Bank, consistent with federal banking regulations.

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2012, approximately $70.8 million, or 11.0% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 59 loans totaling approximately $20.7 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2012, the maximum amount we could lend to one borrower is $12.7 million. However, our internal lending limit at December 31, 2012 is $8.9 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction and development, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2012, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 80.9% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 17.7% and 1.4%, respectively, of our total loan portfolio at December 31, 2012.

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

•

Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2012, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $324.0 million, or approximately 50.2% of our loan portfolio. Of our commercial real estate loan portfolio, $165.2 million in loans were non-owner occupied properties, representing 51.0% of our commercial real estate portfolio and 25.6% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $158.8 million in loans or 49.0% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 24.6% of our total loan portfolio. At December 31, 2012, our individual commercial real estate loans ranged in size from approximately $1,000 to $6.9 million, with an average loan size of approximately $511,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•

Construction and Development Real Estate Loans. We offer adjustable and fixed rate construction and development loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2012, total commercial and consumer construction loans amounted to $34.1 million, or 5.3% of our loan portfolio. Commercial construction loans represented $20.3 million, or 3.1%, of our total loan portfolio, while consumer construction loans represented $13.8 million, or 2.1% of our total loan portfolio. At December 31, 2012, our commercial construction and development real estate loans ranged in size from approximately $42,000 to $2.5 million, with an average loan size of approximately $457,000. At December 31, 2012, our consumer or residential construction loans ranged in size from approximately $3,000 to $1.4 million, with an average loan size of approximately $304,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

•

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2012, commercial business loans amounted to $114.2 million, or 17.7% of our loan portfolio, and ranged in size from approximately $1,000 to $2.5 million, with an average loan size of approximately $162,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2012, we had not originated any small business loans utilizing government enhancements.

•

Consumer Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term consumer or residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2012, consumer real estate loans (other than construction loans) amounted to $164.5 million, or 25.5% of our loan portfolio. Included in the consumer real estate loans was $86.6 million, or 13.4% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $77.9 million, or 12.1% of our total loan portfolio. At December 31, 2012, our individual residential real estate loans ranged in size from $1,000 to $2.5 million, with an average loan size of approximately $294,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2012, our individual home equity lines of credit ranged in size from $1,000 to $1.6 million, with an average of approximately $106,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of five years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

•

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2012, consumer loans other than real estate amounted to $9.3 million, or 1.4% of our loan portfolio, and ranged in size from $100 to $742,000, with an average loan size of approximately $9,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented 2.3% of total deposits at December 31, 2012. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. During December 2012, we opened our first retail office in Charleston, South Carolina, and our third retail office in Columbia, South Carolina. We expect these retail offices to assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

In addition to deposit and  loan services, we offer other bank services include internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit, and automatic drafts for various accounts. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our clients. We are associated with the NYCE, Pulse, STAR, and Cirrus networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity National Information Systems, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operations.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville, Richland, Lexington, and Charleston Counties and elsewhere.

As of June 30, 2012, the most recent date for which market data is available, there were 33 financial institutions in our primary market of Greenville County, 28 financial institutions in the Columbia market, and 31 financial institutions in the Charleston market. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2012, the most recent date for which market data is available, total deposits in the Bank’s primary service area, Greenville County, were over $11.2 billion, which represented a 13.5% decrease from 2011. At June 30, 201 2, our deposits represented 3.8% of the market compared to 3.3% of the market at June 30, 2011.

We first entered the retail deposit market in Columbia as a full-service branch office in July 2007. Our service area in the Columbia market includes both Lexington and Richland counties with combined deposits in excess of $15.3 billion as of June 30, 2012, an 11.9% increase from 2011. At June 30, 2012, our deposits represented 0.9% of the market compared to 1.0% of the market at June 30, 2011.

We opened our first full-service retail office in the Charleston market in December 2012. Our service area in the Charleston market includes Charleston County with deposits totaling $9.7 billion as of June 30, 2012.

Employees

At December 31, 2012 and 2011, we employed a total of 125 and 113 full-time equivalent employees, respectively. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Developments

The Congress, Treasury, and the federal banking regulators have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system. Several regulatory and governmental actions have been announced including:

•

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under the Troubled Asset Relief Program (the “TARP”). The Treasury also allocated $250 billion towards the CPP, pursuant to which the Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

•

On February 27, 2009, as part of the CPP, the Company entered into the CPP Purchase Agreement with the Treasury, pursuant to which Southern First sold (i) 17,299 shares of its Series T Preferred Stock and (ii) the CPP Warrant to purchase 399,970.34 shares of the Company’s common stock (adjusted for the 10% stock dividends in 2011 and 2012) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction. The Company bid on a portion of the Series T Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the preferred shares was $904 (compared to a par value of $1,000 per share), and the Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process. The remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process. In addition, on July 25, 2012, the Company completed its repurchase of the CPP Warrant from the Treasury for a mutually agreed upon price of $1.1 million.

•

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

•

On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•

In June 2010, the Board of Governors of the Federal Reserve (the “Federal Reserve”), the FDIC, and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act that are most relevant to the Company and the Bank:

o

The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets such the Company. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

o

Effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

o

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 10, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Change in Control . In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength . There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Capital Requirements . The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Southern First Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.

We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Dividends. Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. Further, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “Southern First Bank, N.A. – Dividends.”

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

Southern First Bank, N.A.

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. The Bank is currently evaluating conversion from a federally-chartered national bank to a South Carolina-chartered commercial bank. Conversion to a South Carolina-chartered bank would be subject to regulatory approval. In the event the Bank converted its charter to a state bank, the Bank would be subject to regulation by both the South Carolina State Board of Financial Institutions and the FDIC rather than the OCC.

As a national bank, deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including

•

security devices and procedures;

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

As of December 31, 2012, the Bank was deemed to be “well capitalized.”

As noted above, in December 2010, the Basel Committee adopted the Basel III capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations.

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

As noted above, effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. A national bank may not pay cash dividends from its permanent capital. All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2012, the Company did not have any financial subsidiaries.

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

•

the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Crediet Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

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

Anti-Money Laundering . Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

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

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the

FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risks Related to our Business

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

As of December 31, 2012, approximately 80.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

Because our loan portfolio contains a number of real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

At December 31, 2012, 53.3% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans ware typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2012, commercial business loans comprised 17.7% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2012, approximately 53.3% of our loan portfolio, was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

Our decisions regarding allowance for loan losses and credit risk may materially and adversely affect our business.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Critical Accounting Policies – Allowance for Loan Losses” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the growth of our Bank over the past several years, a large portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments that began in the latter half of 2007 and that have continued through 2012 in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, including by issuing a historically high number of formal enforcement orders over the past three years. In addition, significant new federal laws and regulations relating to financial institutions have been adopted, including, without limitation, the EESA, the Recovery Act, and the Dodd-Frank Act. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation, legislation and bank examination practices in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Changes in economic conditions, in particular an economic slowdown in South Carolina, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any further deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in South Carolina, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of South Carolina and certain local governments in our market area continue to face fiscal challenges upon which the long-term impact on the State’s or the local economy cannot be predicted.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 94.2% of our interest income for the year ended December 31, 2012. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

In addition, our mortgage operations provide a portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of residential mortgage loans pursuant to programs currently offered by Fannie Mae, Ginnie Mae or Freddie Mac. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors, which would decrease mortgage revenues in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage activities, such as salaries and employee benefits, other loan expense, and other costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

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

Competition with other financial institutions may have an adverse effect on our ability to retain and grow our client base, which could have a negative effect on our financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than our Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem remaining outstanding shares of our Series T Preferred Stock that we originally issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets, as we did in Columbia, South Carolina in 2007 and Charleston in 2012. We may also expand our lines of business or offer new products or services. These activities would involve a number of risks, including:

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

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as “exceptions.”  We categorize exceptions as policy exceptions, financial statement exceptions and document exceptions. As of December 31, 2012, approximately 12% of the loans in our portfolio included document exceptions to our loan policies, which is less than our internal limit. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

Our operational or security systems may experience and interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

Legal and Regulatory Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulators, the OCC, and the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our Bank under these laws could have a material adverse effect on our results of operations.

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also created the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve Board. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. Further, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

If our Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is listed for trading on The NASDAQ Global Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing shareholders.

If we determine, for any reason, that we need to raise capital, subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If we issue preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share.

The dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

If we are unable or choose not to redeem our Series T Preferred Stock within five years from the issuance date, the cost of this capital to us will increase.

On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction. The Company bid on a portion of the Series T Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the preferred shares was $904 (compared to a par value of $1,000 per share), and the Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process. The remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process. If we are unable to redeem the remaining shares of Series T Preferred Stock prior to February 27, 2014, or if we choose not to redeem the remaining outstanding shares of Series T Preferred Stock at that time, the cost of this capital will increase on that date, from 5.0% per annum (approximately $815,000 annually) to 9.0% per annum (approximately $1.5 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and our financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office and headquarters are located on Verdae Boulevard near downtown Greenville, South Carolina. The building is a full service banking facility with three drive-through banking stations and an automatic teller machine. The lease for this location expires in April 2015.

Our Parkway office is located in the Thornblade area of Greenville, South Carolina, near the intersection of I-85 and Pelham Road. We own these premises.

Our Augusta Road office is located Greenville, South Carolina. We lease the land for this office and own the banking office. The lease for this location expires in April 2025.

Our Woodruff Road office is located in Greenville, South Carolina. We own these premises.

Our Lexington office is located on Sunset Boulevard in Lexington, South Carolina. We have a land lease on this property and own the banking office. The lease for this location expires in January 2028.

Our Columbia regional headquarters is located in Cayce, South Carolina. We own these premises.

Our Forest Drive office is located in Columbia, South Carolina. We own these premises.

Our Charleston office is located on East Bay Street in Charleston, South Carolina. The lease for this location expires in September 2016.

We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.”  We had approximately 1,100 shareholders of record on February 28, 2013.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2012 and 2011 (adjusted for the 10% stock dividends in 2013 and 2012).

2012	High	Low
First Quarter	$6.69	$5.54
Second Quarter	8.18	6.24
Third Quarter	8.65	7.32
Fourth Quarter	9.00	7.96

2011
First Quarter	$7.10	$5.60
Second Quarter	7.03	6.29
Third Quarter	8.62	5.62
Fourth Quarter	6.55	5.01

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends depends primarily on the ability of our subsidiary, Southern First Bank, N.A. to pay dividends to us. As a national bank, the Bank may only pay cash dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC will be required if the total of all cash dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The OCC also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a cash dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2012. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	420,065	$6.84	-
2010 Stock Incentive Plan – options	136,409	6.32	229,616
2006 Restricted Stock Plan	-	-	-
2010 Stock Incentive Plan – restricted stock	-	-	62,298
Total	556,474	$6.72	291,914

(1)

Under the terms of Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to reissued as non-qualified stock option awards.

Item 6. Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Total assets	$797,998	767,745	736,490	719,297	692,979
Investment securities	86,016	108,584	72,853	94,633	85,412
Loans, net (1)	636,858	589,709	564,006	566,510	559,602
Allowance for loan losses	9,091	8,925	8,386	7,760	7,005
Deposits	576,299	562,912	536,296	494,084	469,537
FHLB advances and related debt	124,100	122,700	122,700	142,700	149,675
Note payable	—	—	—	4,250	15,000
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Shareholders’ equity	64,125	62,539	59,216	59,841	39,786
SELECTED RESULTS OF OPERATIONS DATA
Interest income	34,698	35,142	35,529	36,177	40,213
Interest expense	8,702	11,854	15,317	16,895	21,853
Net interest income	25,996	23,288	20,212	19,282	18,360
Provision for loan losses	4,550	5,270	5,610	4,310	3,161
Net interest income after provision for loan losses	21,446	18,018	14,602	14,972	15,199
Noninterest income (loss)	3,762	2,770	3,045	2,185	(260)
Noninterest expenses	19,513	17,867	16,564	15,393	12,461
Income before income tax expense	5,695	2,921	1,083	1,764	2,478
Income tax expense	1,833	833	193	345	626
Net income	3,862	2,088	890	1,419	1,852
Preferred stock dividends	840	865	865	730	—
Discount accretion (4)	360	279	260	200	—
Redemption of preferred stock	(96)	—	—	—	—
Net income (loss) available to common shareholders (4)	$2,758	944	(235)	489	1,852
PER COMMON SHARE DATA (2)(4)
Basic	$0.65	0.22	(0.06)	0.06	0.46
Diluted	0.64	0.22	(0.06)	0.06	0.44
Book value	11.26	10.93	10.25	10.63	9.82
Weighted average number of common shares outstanding:
Basic	4,230	4,201	4,179	4,066	3,991
Diluted	4,340	4,287	4,179	4,101	4,215
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.50%	0.28%	0.12%	0.20%	0.27%
Return on average equity	6.03%	3.40%	1.47%	2.51%	4.73%
Return on average common equity (4)	5.79%	2.10%	(0.53)%	1.20%	4.73%
Net interest margin, tax equivalent	3.61%	3.30%	2.91%	2.84%	2.82%
Loan to deposit ratio (1)	112.09%	106.35%	106.73%	116.23%	120.67%
Efficiency ratio (3)	63.19%	64.95%	70.46%	70.24%	61.61%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	1.53%	2.33%	2.61%	2.69%	1.73%
Nonperforming assets to total assets (1)	1.24%	1.82%	2.03%	2.15%	1.42%
Net charge-offs to average total loans (1)	0.71%	0.81%	0.86%	0.63%	0.35%
Allowance for loan losses to nonperforming loans	111.32%	86.96%	89.92%	66.09%	91.00%
Allowance for loan losses to total loans (1)	1.41%	1.49%	1.47%	1.35%	1.24%
Capital Ratios:
Average equity to average assets	8.30%	8.12%	8.16%	7.85%	5.73%
Common equity to assets (4)	5.99%	5.98%	5.82%	6.09%	5.74%
Bank Leverage ratio	9.60%	9.50%	9.60%	9.60%	9.80%
Bank Tier 1 risk-based capital ratio	11.80%	11.90%	12.00%	11.60%	11.60%
Bank Total risk-based capital ratio	13.00%	13.10%	13.20%	12.80%	12.80%

(1)	Includes nonperforming loans.
(2)	Adjusted for all years presented giving retroactive effect to 10% stock dividends in 2011, 2012, and 2013.
(3)	Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains, losses, or impairment, and real estate activity.
(4)	Amounts and ratios for 2009 and 2010 periods have been restated for a correction of an error. See Note 1 to the financial statements.

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

OVERVIEW

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

At December 31, 2012, we had total assets of $798.0 million, a 3.9% increase from total assets of $767.8 million at December 31, 2011. The largest components of our total assets are loans and securities which were $646.0 million and $86.0 million, respectively, at December 31, 2012. Comparatively, our loans and securities totaled $598.6 million and $108.6 million, respectively, at December 31, 2011. Our liabilities and shareholders’ equity at December 31, 2012 totaled $733.9 million and $64.1 million, respectively, compared to liabilities of $705.2 million and shareholders’ equity of $62.5 million at December 31, 2011. The principal component of our liabilities is deposits which were $576.3 million and $562.9 million at December 31, 2012 and 2011, respectively.

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

Our net income for the year ended December 31, 2012 was $3.9 million, an 85.0% increase from $2.1 million for the year ended December 31, 2011. After our dividend payment to the Treasury as preferred shareholder, net income to common shareholders was $2.8 million, or diluted earnings per share (“EPS”) of $0.64, for the year ended December 31, 2012 as compared to a net income to common shareholders of $944,000, or diluted EPS of $0.22 for the year ended December 31, 2011. The increase in net income resulted primarily from increases in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and income tax expense. Net income for the year ended December 31, 2010 was $890,000, while the net loss to common shareholders was $235,000, or a loss per common share of $0.06.

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

Effect of Economic Trends

The twelve months ended December 31, 2012 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, during the past four years, hundreds of financial institutions failed or merged with other institutions, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, the TARP, the Recovery Act, the Dodd-Frank Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital.. There can be no assurance as to the actual impact of the EESA, the TARP, the Recovery Act, the Dodd-Frank Act or any governmental program on the financial markets.

The weak economic conditions are expected to continue into 2013. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2012.

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

In conjunction with the changes in the current economic environment and as required by our Formal Agreement with the OCC, which was terminated by the OCC effective December 19, 2012, we have revised and updated our allowance for loan losses policy. Specifically, since December 31, 2010, we have modified our allowance methodology related to the commercial and consumer loan portfolios to use historical loss rates in determining the appropriate level of allowance needed. In addition, we have allocated the unallocated component of the allowance that existed at December 31, 2010 into the commercial and consumer portfolio segments.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2012, 2011, and 2010, our net interest income was $26.0 million, $23.3 million, and $20.2 million, respectively. The $2.7 million, or 11.6%, increase in net interest income during 2012 was driven by a $14.3 million increase in average earning assets, combined with a $15.0 million decrease in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the decline in average interest-bearing liabilities is a result of a decrease in time deposits, specifically, out-of-market certificates of deposit which decreased $32.8 million during the year. During 2011, our net interest income increased $3.1 million, or 15.2%, while average interest-earning assets increased $15.3 million and average interest-bearing liabilities increased by $1.1 million.

Interest income for the years ended December 31, 2012, 2011, and 2010 was $34.7 million, $35.1 million, and $35.5 million, respectively. A significant portion of our interest income relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 94.1% of our interest income related to interest on loans during 2012, 93.6% during 2011 and 91.7% during 2010. Also, included in interest income on loans was $472,000, $458,000 and $452,000, for the years ended December 31, 2012, 2011 and 2010, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense was $8.7 million, $11.9 million, and $15.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 represented 48.0%, 59.0%, and 61.5%, respectively, of total interest expense, while interest expense on borrowings represented 52.0%, 41.0%, and 38.5%, respectively, of total interest expense.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2012, 2011, and 2010. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2012, 2011 and 2010. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold	$26,085	$67	0.26%	$45,498	$106	0.23%	$25,666	$59	0.23%
Investment securities, taxable	63,169	1,419	2.25%	70,832	1,718	2.43%	86,418	2,617	3.03%
Investment securities, nontaxable (1)	19,066	877	4.60%	13,593	687	5.05%	7,822	429	5.49%
Loans	620,514	32,668	5.26%	584,633	32,892	5.63%	579,383	32,587	5.62%
Total earning assets	728,834	35,031	4.81%	714,556	35,403	4.95%	699,289	35,692	5.10%
Nonearning assets	42,900			41,931			43,251
Total assets	$771,734			$756,487			$742,540
Interest-bearing liabilities
NOW accounts	$152,433	$881	0.58%	$140,139	$1,437	1.03%	$96,901	$1,232	1.27%
Savings & money market	112,323	444	0.40%	111,813	840	0.75%	97,183	954	0.98%
Time deposits	214,743	2,852	1.33%	243,618	4,716	1.94%	291,129	7,238	2.49%
Total interest-bearing deposits	479,499	4,177	0.87%	495,570	6,993	1.41%	485,213	9,424	1.94%
FHLB advances and repurchase agreements	123,756	4,154	3.36%	122,704	4,512	3.68%	131,961	5,538	4.20%
Junior subordinated debt	13,403	371	2.77%	13,403	349	2.60%	13,403	355	2.64%
Total interest-bearing liabilities	616,658	8,702	1.41%	631,677	11,854	1.88%	630,577	15,317	2.43%
Noninterest-bearing liabilities	91,022			63,384			51,356
Shareholders’ equity	64,054			61,426			60,607
Total liabilities and shareholders’ equity	$771,734			$756,487			$742,540
Net interest spread			3.40%			3.07%			2.67%
Net interest income( tax equivalent)/margin		$26,329	3.61%		$23,549	3.30%		$20,375	2.91%
Less: tax-equivalent adjustment (1)		(333)			(261)			(163)
Net interest income		$25,996			$23,288			$20,212

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.61% for the twelve months ended December 31, 2012 compared to 3.30% for 2011, and 2.91% for 2010. The 31 basis point increase in net interest margin during 2012 as compared to the prior year, was driven primarily by a 47 basis point reduction in the cost of our interest bearing liabilities. During 2011, our net interest margin increased 39 basis points compared to the year ended 2010 due primarily to 55 basis point reduction in the cost of our interest-bearing liabilities.

While our average interest-earning assets increased by $14.3 million during 2012, our tax-equivalent interest income declined by $372,000, or 14 basis points. The decline in yield on our interest-earning assets was driven primarily by reduced yields on our investment securities and loan portfolios. Although we transitioned a portion of our low-yielding federal funds sold into investment securities which yield a higher rate, the yield earned on these investments has declined in the past twelve months due to our decision to sell some of these investments which were yielding higher rates and recognize a gain on the sale. In addition, our average loan balances increased by $35.9 million during the year ended December 31, 2012, compared to 2011, while our loan yield decreased by 37 basis points. The decrease in loan yield was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

Our interest expense also decreased during 2012 as compared to the year ended 2011 due to lower rates on our interest-bearing liabilities. While our interest expense decreased by $3.2 million during 2012, our average interest-bearing liabilities decreased by $15.0 million, and the rate on these liabilities decreased by 47 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets.

Our net interest spread was 3.40% for the year ended December 31, 2012 compared to 3.07% for the same period in 2011 and 2.67% for 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 47 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 14 basis point decline in yield on our earning assets, resulted in a 33 basis point increase in our net interest spread for the 2012 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2012 vs. 2011				December 31, 2011 vs. 2010
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,644	(1,760)	(108)	(224)	$254	50	1	305
Investment securities	(56)	(128)	3	(181)	(300)	(490)	51	(739)
Federal funds sold	(48)	15	(6)	(39)	47	—	-	47
Total interest income	1,540	(1,873)	(111)	(444)	1	(440)	52	(387)
Interest expense
Deposits	145	(2,901)	(60)	(2,816)	409	(2,723)	(117)	(2,431)
Note payable and other debt	39	(394)	(3)	(358)	(389)	(686)	48	(1,027)
Junior subordinated debt	-	22	-	22	-	(5)	-	(5)
Total interest expense	184	(3,273)	(63)	(3,152)	20	(3,414)	(69)	(3,463)
Net interest income	$1,356	1,400	(48)	2,708	$(19)	2,974	121	3,076

Net interest income, the largest component of our income, was $26.0 million for the year ended December 31, 2012, a $2.7 million increase from net interest income of $23.3 million for the year ended December 31, 2011. Although, our average interest-earning assets increased $14.3 million during the 2012 period as compared to the 2011 period our interest income for the year ended December 31, 2012 declined by $444,000 compared to the prior year. In addition, our average interest-bearing liabilities decreased by $15.0 million, as compared to the 2011 period, and interest expense declined by $3.2 million during 2012. The $2.7 million increase in net interest income during the twelve months ended December 31, 2012 was driven primarily by the decreased rates on our interest-bearing liabilities as well as increased loan volume as evidenced in the above table.

During the year ended December 31, 2011, our net interest income increased $3.1 million from net interest income of $20.2 million for the year ended December 31, 2010. While our average interest-earning assets increased by $14.2 million more than our average interest-bearing liabilities during 2011 as compared to the 2010 period, $3.0 million of the increase in net interest income is due to lower rates on our assets and liabilities, rather than increased balances of our interest-earning assets.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Results of Operations – Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$8,925	8,386	7,760
Provision	4,550	5,270	5,610
Loan charge-offs	(4,505)	(4,938)	(5,160)
Loan recoveries	121	207	176
Net loan charge-offs	(4,384)	(4,731)	(4,984)
Balance, end of period	$9,091	8,925	8,386

For the year ended December 31, 2012, we incurred a noncash expense related to the provision for loan losses of $4.6 million, bringing the allowance for loan losses to $9.1 million, or 1.41% of gross loans, as of December 31, 2012. In comparison, we added $5.3 million and $5.6 million to the provision for loan losses during the years ended December 31, 2011 and 2010, respectively, resulting in an allowance of $8.9 million and $8.4 million at December 31, 2011 and 2010, respectively, which represented 1.49% and 1.47% of gross loans at December 31, 2011 and 2010, respectively. The lower provision expense of $4.6 million during the 2012 period relates primarily to the overall improvement in the credit quality of our loan portfolio during 2012.

During the twelve months ended December 31, 2012, our net charge-offs were $4.4 million, representing 0.71% of average loans, and consisted of $4.5 million in loans charged-off and of $121,000 of recoveries on loans previously charged-off. In addition, our loan balances increased by $47.3 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

We reported net charge-offs of $4.7 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively, including recoveries of $207,000 and $176,000 for the same periods in 2011 and 2010. The net charge-offs of $4.7 million and $5.0 million during 2011 and 2010, respectively, represented 0.81% and 0.86% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Loan fee income	$1,044	877	711
Service fees on deposit accounts	767	638	583
Income from bank owned life insurance	632	565	554
Gain on sale of investment securities	363	23	1,156
Other than temporary impairment on investment securities	-	(25)	(450)
Other income	956	692	491
Total noninterest income	$3,762	2,770	3,045

Noninterest income was $3.8 million for the year ended December 31, 2012, a $992,000 increase over noninterest income of $2.8 million for the year ended December 31, 2011. The increase in total noninterest income during 2012 resulted primarily from the following:

•

Loan fee income increased $167,000 or 19.0%, driven by increased mortgage origination fee income of $168,000. In 2013, we plan to expand our mortgage operations to include full service mortgage capabilities such as on-site underwriting, closing and funding and expect our mortgage origination income to continue to increase in the future.

•

Service fees on deposit accounts increased 20.2%, or $129,000, primarily related to increased non-sufficient funds (“NSF”) fee income and additional income from service charges on our checking, money market, and savings accounts.

•

Income from bank owned life insurance increased $67,000 due primarily to income earned on $3.0 million of additional life insurance policies purchased during the third quarter of 2011.

•

A gain on sale of investment securities of $363,000 was recognized during the 2012 period, compared to a gain on sale of $23,000 during 2011, as we sold $45.1 million of our mortgage-backed securities and state and municipal obligations, and reinvested $18.1 million of the securities in similar investments at current rates. In addition, an other-than-temporary impairment of $25,000 was recognized during 2011.

•

Other income increased by $264,000, or 38.2%, due primarily to additional rental income received from tenants at our Columbia, South Carolina headquarters building, combined with increased fee income driven by increased transaction volume on ATM and debit cards.

Noninterest income decreased $275,000 to $2.8 million for the year ended December 31, 2011 from $3.1 million for 2010. The decrease in total noninterest income during 2011 resulted primarily from the $1.2 million gain on sale of investment securities recorded during 2010, offset in part by the $450,000 other than temporary impairment also recognized during 2010. Excluding the securities gains and impairment in 2011 and 2010, noninterest income increased by $433,000, or 18.5%, during 2011 as a result of the following:

•

Loan fee income increased $166,000 or 23.3%, driven primarily from increased mortgage origination fee income.

•

Service fees on deposit accounts increased 9.4%, or $55,000, primarily related to increased income from service charges on our checking, money market, and savings accounts, and additional NSF fee income.

•

Other income increased by $201,000, or 40.9%, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building and additional fee income on our ATM and debit card transactions.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer’s base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $451,000, $389,000, and $322,000 for the years ended December 31, 2012, 2011, and 2010, respectively, the majority of which related to interchange fee income.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Compensation and benefits	$10,073	8,933	8,245
Occupancy	2,468	2,282	2,135
Real estate owned activity	939	940	674
Data processing and related costs	2,070	1,869	1,624
Insurance	1,367	1,437	1,533
Marketing	637	686	690
Professional fees	841	658	659
Other	1,118	1,062	1,004
Total noninterest expenses	$19,513	17,867	16,564

Noninterest expense was $19.5 million for the year ended December 31, 2012, a $1.6 million, or 9.2%, increase from noninterest expense of $17.9 million for 2011.

The increase in total noninterest expenses resulted primarily from the following:

•

Compensation and benefits expense increased $1.1 million, or 12.8%, during 2012 relating primarily to increases in base and incentive compensation expenses and benefits expense. Base compensation expense increased by $664,000 driven by the cost of 12 additional employees most of whom were hired to support our new Charleston and Forest Drive offices, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $220,000, while benefits expenses increased $276,000 during the 2012 period and represented 20.3% of total compensation and benefits during 2012.

•

Occupancy expenses increased 8.2%, or $186,000, driven primarily by increased depreciation, utilities, and repairs and maintenance expenses.

•

Data processing and related costs increased 10.8%, or $201,000, primarily related to the increased number of clients and accounts we service.

•

Professional fees increased $183,000, or 27.8%, driven by increased legal and accounting expenses and loan appraisal fees during the 2012 period. Of the $841,000 in professional fees during 2012, approximately $130,000 is related to expenses associated with the sale of our Series T Preferred stock by the Treasury in the TARP auction in June 2012 and repurchase of the CPP Warrant in July 2012.

•

Other noninterest expenses increased by 5.3%, or $56,000, driven by increased travel and other costs associated with opening our two new retail offices.

Offsetting the increases in noninterest expenses was a $70,000, or 4.9%, decrease in insurance expense due to the change in the assessment base calculation for FDIC insurance which took place in the second quarter of 2011. In addition, we anticipate that our insurance expenses will continue to decline in 2013 due to the recent termination of our Formal Agreement with the OCC.

Noninterest expense for the years ended December 31, 2011 and 2010 was $17.9 million and $16.6 million, respectively. The $1.3 million increase during 2011 related primarily to the following:

•

Compensation and benefits expense increased $688,000, or 8.3%, during 2011 relating primarily to increases in base and incentive compensation expenses and benefits expense. Base compensation expense increased $293,000 due primarily to the cost of nine additional employees, as well as annual salary increases, while incentive compensation expense increased by $126,000 and benefits expense by $291,000 over the prior year. Benefit expense represented 17.9% of total compensation and benefits during 2011.

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

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 63.2% for 2012 compared to 65.0% for 2011. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement in the efficiency ratio relates primarily to the increase in net interest income and noninterest income, excluding the gain on sale of securities.

Income tax expense was $1.8 million, $833,000 and $193,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in income tax expense in 2012 was primarily a result of the increase in our net income. Our effective tax rate was 32.2% for the year ended December 31, 2012, and 28.5% and 17.8% for the years ended December 31, 2011 and 2010, respectively. The lower net income during 2011 and 2010, combined with additional tax-exempt income from bank owned life insurance and state and municipal investment securities, increased the impact that our tax-exempt income had in lowering our effective tax rate.

Investment Securities

At December 31, 2012, the $86.0 million in our investment securities portfolio represented approximately 10.8% of our total assets. Our investment portfolio included US agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $78.2 million and an amortized cost of $76.4 million for an unrealized gain of $1.8 million.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US Agency securities	$7,781	7,785	-	-	-	-
SBA securities	6,060	6,072	-	-	-	-
State and political subdivisions	24,167	25,249	17,390	18,248	11,331	11,166
Mortgage-backed securities	38,428	39,116	81,694	82,412	53,518	52,617
Total	76,436	78,222	99,084	100,660	64,849	63,783

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2012
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US Agency securities	$—	—	—	—	—	—	7,785	2.42%	7,785	2.42%
SBA securities	—	—	—	—	—	—	6,072	1.89%	6,072	1.89%
State and political subdivisions	421	1.43%	3,671	0.60%	5,031	3.11%	16,126	2.96%	25,249	2.60%
Mortgage-backed securities	—	—	—	—	—	—	39,116	2.29%	39,116	2.29%
Total	$421	1.43%	$3,671	0.60%	$5,031	3.11%	69,099	2.42%	78,222	2.37%

At December 31, 2012, the Company had 20 individual investments with a fair market value of $16.1 million, that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2012	2011
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,807	5,937
Certificates of deposit	99	99
Investment in Trust Preferred subsidiaries	403	403
Total	$7,794	7,924

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2012 and 2011 were $620.5 million and $584.6 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2012 and 2011 were $646.0 million and $598.6 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2012, our loan portfolio included $522.5 million, or 80.9%, of real estate loans. As of December 31, 2011, loans secured by real estate made up 79.8% of our loan portfolio and totaled $477.7 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $77.9 million as of December 31, 2012, of which approximately 38% were in a first lien position, while the remaining balance was second liens. The average loan had a balance of approximately $106,000 and a loan to value of approximately 75%. Further, 0.6% of our total home equity lines of credit were over 30 days past due.

Following is a summary of our loan composition for each of the five years ended December 31, 2012. The $28.8 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. In addition, our East Bay Street office in Charleston, South Carolina has contributed to the growth in owner occupied real estate and business loans. Our average consumer real estate loan currently has a principal balance of $294,000, a term of seven years, and an average rate of 5.04%.

	December 31,
	2012		2011		2010		2009		2008
		%of		%of		%of		%of		%of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$158,790	24.6%	$149,254	24.9%	$137,696	24.0%	$132,328	23.0%	$113,172	20.0%
Non-owner occupied RE	165,163	25.6%	164,623	27.5%	163,795	28.6%	160,229	27.9%	150,996	26.7%
Construction	20,347	3.1%	17,841	3.0%	11,319	2.0%	22,718	4.0%	52,834	9.3%
Business	114,169	17.7%	111,831	18.7%	109,351	19.1%	110,438	19.2%	106,364	18.8%
Total commercial loans	458,469	71.0%	443,549	74.1%	422,161	73.7%	425,713	74.1%	423,366	74.8%
Consumer
Real estate	86,559	13.4%	57,798	9.7%	54,076	9.5%	55,277	9.6%	60,202	10.6%
Home equity	77,895	12.1%	82,664	13.8%	79,528	13.9%	74,348	13.0%	62,987	11.1%
Construction	13,749	2.1%	5,546	0.9%	8,550	1.5%	7,914	1.4%	8,861	1.5%
Other	9,277	1.4%	9,077	1.5%	8,077	1.4%	11,018	1.9%	11,191	2.0%
Total consumer loans	187,480	29.0%	155,085	25.9%	150,231	26.3%	148,557	25.9%	143,241	25.2%
Total gross loans, net of deferred fees	645,949	100.0%	598,634	100.0%	572,392	100.0%	574,270	100.0%	566,607	100.0%
Less – allowance for loan losses	(9,091)		(8,925)		(8,386)		(7,760)		(7,005)
Total loans, net	$636,858		$589,709		$564,006		$566,510		$559,602

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2012
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$23,833	92,681	42,276	158,790
Non-owner occupied RE	47,252	98,514	19,397	165,163
Construction	9,206	4,387	6,754	20,347
Business	57,947	50,084	6,138	114,169
Total commercial loans	138,238	245,666	74,565	458,469
Consumer
Real estate	12,907	27,702	45,950	86,559
Home equity	7,083	17,832	52,980	77,895
Construction	6,032	1,530	6,187	13,749
Other	5,475	2,826	976	9,277
Total consumer loans	31,497	49,890	106,093	187,480
Total gross loan, net of deferred fees	$169,735	295,556	180,658	645,949
Loans maturing – after one year with
Fixed interest rates				$314,396
Floating interest rates				161,818

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2012. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2012 and 2011, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Commercial
Owner occupied RE	$155	1,061	1,183	736	62
Non-owner occupied RE	1,255	1,745	3,311	2,560	2,580
Construction	1,006	1,314	1,377	1,483	3,485
Business	202	503	1,781	3,351	868
Consumer
Real estate	119	476	928	2,551	565
Home equity	577	386	251	503	126
Construction	-	-	-	-	-
Other	44	-	7	75	13
Nonaccruing troubled debt restructurings	4,809	4,779	488	482	-
Total nonaccrual loans, including nonaccruing TDRs	8,167	10,264	9,326	11,741	7,699
Other real estate owned	1,719	3,686	5,629	3,704	2,116
Total nonperforming assets	$9,886	13,950	14,955	15,445	9,815
Nonperforming assets as a percentage of:
Total assets	1.24%	1.82%	2.03%	2.15%	1.42%
Gross loans	1.53%	2.33%	2.61%	2.69%	1.73%
Total loans over 90 days past due (1)	$5,027	8,854	6,439	4,686	7,008
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	9,421	7,429	-	-	-
(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2012, nonperforming assets were $9.9 million, or 1.24% of total assets and 1.53% of gross loans. Comparatively, nonperforming assets were $14.0 million, or 1.82% of total assets and 2.33% of gross loans at December 31, 2011. Nonaccrual loans decreased $2.1 million to $8.2 million at December 31, 201 2 from $10.3 million at December 31, 2011. During 2012, we added $3.7 million or 17 new loans to nonaccrual while removing or charging off $2.5 million or 12 nonaccrual loans from 2011 and transferring six properties totaling $1.8 million to real estate acquired in settlement of loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2012 and 2011 was approximately $402,000 and $419,000, respectively.

Nonperforming assets include other real estate owned. These assets decreased $2.0 million to $1.7 million at December 31, 2012 from $3.7 million at December 31, 2011. During 2012, we sold 11 properties for approximately $2.7 million and recognized a $458,000 loss on the sales. In addition we added eight properties during 2012, for $1.6 million, and recorded write-downs on seven properties of $419,000. The balance at December 31, 2012 includes five commercial properties for $1.4 million and three residential real estate properties totaling $294,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2012.

At December 31, 2012, 2011 and 2010, the allowance for loan losses represented 111.3%, 87.0%, and 89.9% of the amount of non-performing loans. A significant portion, or 89.3%, of nonperforming loans at December 31, 2012 are secured by real estate. Our nonperforming loans have been written down to approximately 70% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans combined with our write-downs on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $4.6 million for the year ended December 31, 2012 to be adequate.

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

In addition, approximately 81% of our loans are collateralized by real estate and over 94% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2012, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2012, impaired loans totaled approximately $17.6 million for which $9.5 million of these loans have a reserve of approximately $3.7 million allocated in the allowance. During 2012, the average recorded investment in impaired loans was approximately $17.9 million. At December 31, 2011, impaired loans totaled approximately $17.7 million for which $13.2 million of these loans had a reserve of approximately $3.9 million allocated in the allowance. During 2011, the average recorded investment in impaired loans was approximately $13.0 million.

The Company considers a loan to be a troubled debt restructuring (“TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2012, we determined that we had loans totaling $14.2 million, which we considered TDRs. As of December 31, 2011, we had loans totaling $12.2 million, which we considered TDRs. See Notes 1 and 4 to the Consolidated Financial Statements for additional information on TDRs.

Allowance for Loan Losses

At December 31, 2012 and December 31, 2011, the allowance for loan losses was $9.1 million and $8.9 million, respectively, or 1.41% and 1.49% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio decreased primarily as a result of the overall improvement in the credit quality of our loan portfolio during 2012. During the year ended December 31, 2012, our net charged-off loans decreased by $347,000 and our total nonaccrual loans decreased by $2.1 million, as compared to the year ended December 31, 2011. See Note 3 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2012.

	Year ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Balance, beginning of period	$8,925	8,386	7,760	7,005	5,751
Provision for loan losses	4,550	5,270	5,610	4,310	3,161
Loan charge-offs:
Commercial
Owner occupied RE	(1,857)	(72)	(143)	-	(20)
Non-owner occupied RE	(513)	(1,052)	(1,343)	(482)	(89)
Construction	-	(67)	-	(1,096)	(1,150)
Business	(1,230)	(3,243)	(2,982)	(1,741)	(647)
Total commercial	(3,600)	(4,434)	(4,468)	(3,319)	(1,906)
Consumer
Real estate	(214)	(129)	(235)	(117)	-
Home equity	(691)	(175)	(286)	(94)	-
Construction	-	-	-	-	-
Other	-	(200)	(171)	(134)	(29)
Total consumer	(905)	(504)	(692)	(345)	(29)
Total loan charge-offs	(4,505)	(4,938)	(5,160)	(3,664)	(1,935)
Loan recoveries:
Commercial
Owner occupied RE	4	14	1	-	10
Non-owner occupied RE	42	42	-	14	-
Construction	-	-	-	-	-
Business	27	149	167	92	17
Total commercial	73	205	168	106	27
Consumer
Real estate	2	-	4	-	1
Home equity	32	2	3	-	-
Construction	-	-	-	-	-
Other	14	-	1	3	-
Total consumer	48	2	8	3	1
Total recoveries	121	207	176	109	28
Net loan charge-offs	(4,384)	(4,731)	(4,984)	(3,555)	(1,907)
Balance, end of period	$9,091	8,925	8,386	7,760	7,005
Allowance for loan losses to gross loans	1.41%	1.49%	1.47%	1.35%	1.24%
Net charge-offs to average loans	0.71%	0.81%	0.86%	0.63%	0.35%

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

Our retail deposits represented $563.3 million, or 97.7% of total deposits at December 31, 2012, while our out-of-market, or brokered, deposits represented $13.0 million, or 2.3% of our total deposits. At December 31, 2011, retail deposits represented $517.1 million, or 91.9%, of our total deposits and brokered CDs were $45.8 million, representing 8.1% of our total deposits. While wholesale deposits decreased $32.8 million, our retail deposits have increased $46.2 million. As our wholesale deposits have matured during the past three years, we have successfully replaced them with local deposits, and reduced our brokered deposits by over $200 million since June 2009. Our loan-to-deposit ratio was 112%, 106%, and 107% at December 31, 2012, 2011, and 2010, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$86,080	-%	$58,573	-%	$45,957	-%
Interest bearing demand deposits	152,433	0.58%	140,139	1.03%	96,901	1.27%
Money market accounts	107,052	0.41%	107,960	0.77%	94,398	1.00%
Savings accounts	5,271	0.13%	3,853	0.18%	2,785	0.21%
Time deposits less than $100,000	75,148	1.10%	75,912	1.57%	78,837	2.16%
Time deposits greater than $100,000	139,595	1.45%	167,706	2.10%	212,292	2.61%
Total deposits	$565,579	0.74%	$554,143	1.27%	$531,170	1.78%

The $40.3 million increase in average transaction accounts and the $28.1 million decrease in average time deposits of $100,000 or more for the year ended December 31, 2012 compared to the 2011 period is a result of our intense focus to replace our out-of-market deposits with local deposits. The increase in retail funding continued to enable the Company to reduce its wholesale funding by approximately $32.8 million during the last twelve months.

Core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $427.9 million, $413.1 million, and $356.6 million at December 31, 2012, 2011 and 2010, respectively. Included in time deposits of $100,000 or more at December 31, 2012 is $9.0 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.45%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2012	2011
Three months or less	$47,713	46,307
Over three through six months	32,056	47,972
Over six through twelve months	36,396	24,024
Over twelve months	32,198	31,519
Total	$148,363	149,822

The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. In addition, the FDIC provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts; however, the unlimited deposit insurance coverage for noninterest-bearing savings accounts expired on December 31, 2012. We are currently evaluating the potential impact of the expiration for unlimited deposit insurance coverage for noninterest-bearing saving accounts on our deposit strategy.

Liquidity and Capital Resources

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

At December 31, 2012 and 2011, our liquid assets amounted to $29.4 million and $23.0 million, or 3.7% and 3.0% of total assets, respectively. Our investment securities at December 31, 2012 and 2011 amounted to $86.0 million and $108.6 million, or 10.8% and 14.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 50% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $30.5 million for which there were borrowings of $13.2 million against one of the lines at December 31, 2012.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2012 was $10.2 million, based on the Bank’s $5.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs. During the twelve months ended December 31, 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $45.1 million of our mortgage-backed securities and state and municipal obligations, reinvested $18.1 million of the securities in similar investments at current rates, and recorded a net gain on sale of investment securities of $363,000.

Total shareholders’ equity was $64.1 million at December 31, 2012 and $62.5 million at December 31, 2011. The $1.6 million increase during 2012 is primarily related to net income of $3.9 million for 2012, offset partially by the $904,000 repurchase of 1,000 shares of our Series T Preferred stock and $1.1 million repurchase of the CPP Warrant.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2012. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2012	2011	2010
Return on average assets	0.50%	0.28%	0.12%
Return on average equity	6.03%	3.40%	1.47%
Return on average common equity	5.79%	2.10%	(0.53%)
Average equity to average assets ratio	8.30%	8.12%	8.16%
Common equity to assets ratio	5.99%	5.98%	5.82%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As previously noted, on January 3, 2013, the OCC notified the Bank that effective December 19, 2012 it was no longer subject to the Formal Agreement or the Individual Minimum Capital Ratios previously established by the OCC. As of December 31, 2012, our capital ratios exceed these ratios and we remain “well capitalized.”

In December 2010, the Basel Committee adopted the Basel III capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to risk weighted assets)	$83,763	13.0%	n/a	n/a	$51,498	8.0%	$64,372	10.0%
Tier 1 Capital (to risk weighted assets)	75,704	11.8%	n/a	n/a	25,749	4.0%	38,623	6.0%
Tier 1 Capital (to average assets)	75,704	9.6%	n/a	n/a	31,492	4.0%	39,366	5.0%

As of December 31, 2011
Total Capital (to risk weighted assets)	$80,885	13.1%	$74,095	12.0%	$49,397	8.0%	$61,746	10.0%
Tier 1 Capital (to risk weighted assets)	73,152	11.9%	61,746	10.0%	24,698	4.0%	37,047	6.0%
Tier 1 Capital (to average assets)	73,152	9.5%	69,571	9.0%	30,920	4.0%	38,651	5.0%

As of December 31, 2010
Total Capital (to risk weighted assets)	78,659	13.2%	71,487	12.0%	47,658	8.0%	59,572	10.0%
Tier 1 Capital (to risk weighted assets)	71,201	12.0%	59,572	10.0%	23,829	4.0%	35,743	6.0%
Tier 1 Capital (to average assets)	71,201	9.6%	66,895	9.0%	29,731	4.0%	37,164	5.0%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2012, unfunded commitments to extend credit were approximately $115.6 million, of which $22.1 million is at fixed rates and $93.5 million is at variable rates. At December 31, 2011, unfunded commitments to extend credit were $98.9 million, of which approximately $17.6 million was at fixed rates and $81.3 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2012 and 2011, there was a $2.3 million and $2.5 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2012, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(7.43)%
Up 200 basis points	(7.74)%
Up 100 basis points	(4.80)%
Base	-
Down 100 basis points	0.04%
Down 200 basis points	(1.47)%
Down 300 basis points	(2.61)%

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2012.

	December 31, 2012
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificates of deposit	$180,195	43,054	4,676	1,658	95	229,678
FHLB advances and other borrowings	-	8,900	-	83,000	32,200	124,100
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,825	1,841	796	915	1,143	6,520
Total	$182,020	53,795	5,472	85,573	46,841	373,701

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Interest Rate Sensitivity and – Liquidity and Capital Resources.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 5, 2013

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,063	7,417
Interest-bearing deposits with banks	16,350	15,588
Total cash and cash equivalents	29,413	23,005
Investment securities:
Investment securities available for sale	78,222	100,660
Other investments	7,794	7,924
Total investment securities	86,016	108,584
Loans	645,949	598,634
Less allowance for loan losses	(9,091)	(8,925)
Loans, net	636,858	589,709
Bank owned life insurance	18,725	18,093
Property and equipment, net	18,733	17,342
Deferred income taxes	3,176	2,951
Other assets	5,077	8,061
Total assets	$797,998	767,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$576,299	562,912
Federal funds purchased	13,190	-
Federal Home Loan Bank advances and other borrowings	124,100	122,700
Junior subordinated debentures	13,403	13,403
Other liabilities	6,881	6,191
Total liabilities	733,873	705,206
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 16,299 and 17,299 shares issued and outstanding at December 31, 2012 and 2011, respectively	16,299	16,596
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,247,404 and 3,820,830 shares issued and outstanding at December 31, 2012 and 2011, respectively	43	38
Nonvested restricted stock	(160)	(16)
Additional paid-in capital	42,396	39,546
Accumulated other comprehensive income	1,178	1,041
Retained earnings	4,369	5,334
Total shareholders’ equity	64,125	62,539
Total liabilities and shareholders’ equity	$797,998	767,745

See notes to consolidated financial statements that are an integral part of these consolidated statements. Paid in capital, retained earnings and common shares outstanding have been adjusted to reflect the 10 percent stock dividends in 2013 and 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Interest income
Loans	$32,668	32,892	32,587
Investment securities	1,963	2,144	2,883
Federal funds sold	67	106	59
Total interest income	34,698	35,142	35,529
Interest expense
Deposits	4,177	6,993	9,424
Borrowings	4,525	4,861	5,893
Total interest expense	8,702	11,854	15,317
Net interest income	25,996	23,288	20,212
Provision for loan losses	4,550	5,270	5,610
Net interest income after provision for loan losses	21,446	18,018	14,602
Noninterest income
Loan fee income	1,044	877	711
Service fees on deposit accounts	767	638	583
Income from bank owned life insurance	632	565	554
Gain on sale of investment securities	363	23	1,156
Other than temporary impairment on investment securities	-	(25)	(450)
Other income	956	692	491
Total noninterest income	3,762	2,770	3,045
Noninterest expenses
Compensation and benefits	10,073	8,933	8,245
Occupancy	2,468	2,282	2,135
Real estate owned activity	939	940	674
Data processing and related costs	2,070	1,869	1,624
Insurance	1,367	1,437	1,533
Marketing	637	686	690
Professional fees	841	658	659
Other	1,118	1,062	1,004
Total noninterest expenses	19,513	17,867	16,564
Income before income tax expense	5,695	2,921	1,083
Income tax expense	1,833	833	193
Net income	3,862	2,088	890
Preferred stock dividend	840	865	865
Discount accretion (1)	360	279	260
Redemption of preferred stock	(96)	-	-
Net income (loss) available to common shareholders (1)	$2,758	944	(235)
Earnings (loss) per common share(1)
Basic	$0.65	0.22	(0.06)
Diluted	$0.64	0.22	(0.06)
Weighted average common shares outstanding
Basic	4,229,928	4,200,980	4,178,703
Diluted	4,339,958	4,286,418	4,178,703

(1)

See Note 1 to the financial statements for information related to a correction of an error in 2010.

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding have been adjusted to reflect the 10 percent stock dividends in 2013, 2012 and 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Net income	$3,862	2,088	890
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	573	2,633	(1,330)
Tax (expense) benefit	(195)	(895)	452
Reclassification of realized gain	(363)	(23)	(1,156)
Tax expense	122	8	393
Other-than-temporary impairment	-	25	450
Other comprehensive income (loss)	137	1,748	(1,191)
Comprehensive income (loss)	$3,999	3,836	(301)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	earnings	Total
December 31, 2009 (1)	3,094,481	$31	17,299	$16,056	$(14)	$33,674	$484	$9,610	$59,841
Net income	-	-	-	-	-	-	-	890	890
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(865)	(865)
Discount accretion	-	-	-	261	-	-	-	(261)	-
Proceeds from exercise of stock warrants	48,700	1	-	-	-	294	-	-	295
Stock dividend on common stock (10%)	314,696	3	-	-	-	2,529	-	(2,532)	-
Amortization of deferred compensation on restricted stock	-	-	-	-	14	-	-	-	14
Compensation expense related to stock options, net of tax	-	-	-	-	-	232	-	-	232
Other comprehensive income	-	-	-	-	-	-	(1,191)	-	(1,191)
December 31, 2010 (1)	3,457,877	35	17,299	16,317	-	36,729	(707)	6,842	59,216
Net income	-	-	-	-	-	-	-	2,088	2,088
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(865)	(865)
Discount accretion	-	-	-	279	-	-	-	(279)	-
Proceeds from exercise of stock options	13,236	-	-	-	-	77	-	-	77
Stock dividend on common stock (10%)	347,217	3	-	-	-	2,448	-	(2,451)	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(1)	(1)
Issuance of restricted stock	2,500	-	-	-	(20)	20	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	4	-	-	-	4
Compensation expense related to stock options, net of tax	-	-	-	-	-	272	-	-	272
Other comprehensive income	-	-	-	-	-	-	1,748	-	1,748
December 31, 2011	3,820,830	38	17,299	16,596	(16)	39,546	1,041	5,334	62,539
Net income	-	-	-	-	-	-	-	3,862	3,862
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	96	(904)
Redemption of CPP Warrant	-	-	-	-	-	(1,100)	-	-	(1,100)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(845)	(845)
Discount accretion	-	-	-	703	-	(343)	-	(360)	-
Proceeds from exercise of stock options	15,336	1	-	-	-	95	-	-	96
Stock dividend on common stock (10%)	388,738	4	-	-	-	3,712	-	(3,716)	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Issuance of restricted stock	22,500	-	-	-	(175)	175	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	31	-	-	-	31
Compensation expense related to stock options, net of tax	-	-	-	-	-	311	-	-	311
Other comprehensive income	-	-	-	-	-	-	137	-	137
December 31, 2012	4,247,404	$43	16,299	$16,299	$(160)	$42,396	$1,178	$4,369	$64,125

(1)

See Note 1 to the financial statements for information related to a correction of an error.

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Operating activities
Net income	$3,862	2,088	890
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	4,550	5,270	5,610
Depreciation and other amortization	979	884	853
Accretion and amortization of securities discounts and premiums, net	850	1,066	1,092
Loss on sale of real estate owned	458	318	102
Write-down of real estate owned	419	782	569
Gain on sale of real estate held for investment	-	(150)	-
Gain on sale of investment securities:
Available for sale	(363)	(23)	(811)
Held to maturity	-	-	(345)
Other-than-temporary impairment on investment securities	-	25	450
Loss (gain) on sale of property and equipment	-	27	(18)
Compensation expense related to stock options and restricted stock grants	342	276	246
Increase in cash surrender value of bank owned life insurance	(632)	(565)	(554)
Decrease (increase) in deferred tax asset	(297)	(853)	1,100
Decrease in other assets, net	1,017	729	1,750
Increase (decrease) in other liabilities, net	690	1,316	(144)
Net cash provided by operating activities	11,875	11,190	10,790
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(53,279)	(31,878)	(6,539)
Purchase of property and equipment	(2,370)	(2,369)	(326)
Purchase of investment securities:
Available for sale	(35,014)	(81,591)	(112,858)
Other investments	-	-	(750)
Payment and maturity of investment securities:
Available for sale	12,031	14,374	21,904
Held to maturity	-	-	1,110
Other investments	130	1,146	138
Proceeds from sale of investment securities:
Available for sale	45,143	31,914	100,939
Held to maturity	-	-	8,358
Other investments	-	-	755
Purchase of life insurance policies	-	(3,000)	-
Proceeds from sale of property and equipment	-	-	18
Proceeds from sale of property held for investment	-	1,793	-
Proceeds from sale of other real estate owned	2,670	1,749	837
Net cash provided by (used for) investing activities	(30,689)	(67,862)	13,586
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	13,387	26,616	42,212
Increase (decrease) in note payable	1,400	-	(4,250)
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	13,190	-	(20,000)
Redemption of preferred stock	(1,100)	-	-
Redemption of CPP warrant	(904)
Cash dividend on preferred stock	(845)	(865)	(865)
Cash in lieu of fractional shares	(2)	(1)	-
Proceeds from the exercise of stock options and warrants	96	77	295
Net cash provided by financing activities	25,222	25,827	17,392
Net increase (decrease) in cash and cash equivalents	6,408	(30,845)	41,768
Cash and cash equivalents, beginning of year	23,005	53,850	12,082
Cash and cash equivalents, end of year	$29,413	23,005	53,850
Supplemental information
Cash paid for
Interest	$8,669	11,897	15,639
Income taxes	2,129	1,685	-
Schedule of non-cash transactions
Foreclosure of real estate	1,580	907	3,433
Unrealized (gain) loss on securities, net of income taxes	(137)	(1,723)	1,641

See notes to consolidated financial statements that are an integral part of these consolidated statements.

NOTE 1 – Summary of Significant Accounting Policies and Activities

Southern First Bancshares, Inc., (the “Company”) is a bank holding company, organized in South Carolina, whose principal activity is the ownership and management of its wholly-owned subsidiary, Southern First Bank, N.A. (the “Bank”). The Bank is a national bank organized under the laws of the United States and located in Greenville, Lexington, Richland, and Charleston Counties in South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public. The Greenville First Statutory Trusts I and II (“Trusts”) are special purpose subsidiaries organized for the sole purpose of issuing an aggregate of $13.4 million of trust preferred securities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern First Bank, N.A. We have no additional reportable operating segments under Accounting Standards Codification (“ASC”) 280 “Segment Reporting.”  In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the operations of the Trusts have not been consolidated in these financial statements.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2012 and 2011, real estate loans represented 80.9 and 79.8%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

On January 3, 2013, the Office of the Comptroller of the Currency (“OCC”) notified the Bank that, effective December 19, 2012, it is no longer subject to the Formal Written Agreement (the “Formal Agreement”) entered into on June 8, 2010, as further described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2010. In addition, the OCC notified the Bank that, effective December 19, 2012, it is no longer subject to the Individual Minimum Capital Ratios established for the Bank on May 24, 2010, which required the Bank to maintain a tier 1 leverage capital ratio of at least 8.00%, a tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%.

On January 9, 2013, the Company redeemed $500,000 of its outstanding preferred stock from one of its preferred shareholders for $480,000, or 96% of par value. No adjustments have been recorded in these Consolidated Financial Statements.

On January 22, 2013, the Company’s Board of Directors approved a 10 percent stock dividend to the Company’s shareholders. The record date was February 1, 2013 and the distribution date was February 15, 2013. Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our financial statements and accompanying footnotes. Management performed an evaluation to determine whether or not there have been any subsequent events through the date of this filing, and no subsequent events occurred requiring accrual or disclosure other than the stock dividend.

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

The tables below quantify the differences between the amounts filed and restated for the respective periods presented in these Financial Statements.

	December 31, 2010
(dollars in thousands)	As filed	As restated
Preferred stock	$14,960	16,317
Additional paid-in capital	37,629	36,729
Retained earnings	7,299	6,842
	$59,888	59,888

	December 31, 2010
(dollars in thousands)	As filed	As restated
Net income	$890	890
Preferred stock dividend	865	865
Discount accretion	472	260
Net income (loss) to common shareholders	$(447)	(235)
Earnings (loss) per common share
Basic	$(0.12)	(0.06)
Diluted	(0.12)	(0.06)

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2012 and 2011, included in cash and cash equivalents was $15.6 million and $15.0 million, respectively, on deposit to meet Federal Reserve Bank requirements.

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

Impaired Loans

Our impaired loans include loans on nonaccrual status and loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status. For loans that are classified as impaired, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the impaired loan less costs to sell, are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

As a result of adopting the amendments in Accounting Standards Update (“ASU”) 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. In the determination of the allowance for loan losses, management considers TDRs on commercial loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Consumer loans, which we typically consider to be homogeneous, are collectively evaluated for impairment.

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

Bank Owned Life Insurance Policies

Bank owned life insurance policies represent the cash value of policies on certain officers of the Company.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The Company’s federal and state income tax returns are open and subject to examination from the 2009 tax return year and forward.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Compensation cost is recognized for all stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Recently Adopted Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that impacted the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2011-02 have been presented in Note 4.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. Disclosures related to Fair Value Measurement have been presented in Note 11.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2012
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US Agency securities	$7,781	14	10	7,785
SBA securities	6,060	17	5	6,072
State and political subdivisions	24,167	1,130	48	25,249
Mortgage-backed securities
FHLMC	8,434	196	-	8,630
FNMA	29,718	484	14	30,188
GNMA	276	22	-	298
	38,428	702	14	39,116
Total	$76,436	1,863	77	78,222

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
State and political subdivisions	$17,390	860	2	18,248
Mortgage-backed securities
FHLMC	22,549	325	31	22,843
FNMA	58,631	441	72	59,000
GNMA	514	55	-	569
	81,694	821	103	82,412
Total	$99,084	1,681	105	100,660

During 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $45.1 million of our mortgage-backed securities and state and municipal obligations, reinvested $18.1 million of the securities in similar investments at current rates, and recorded a net gain on sale of investment securities of $363,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2012 and 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2012		2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$417	421	-	-
Due after one through five years	3,690	3,671	520	527
Due after five through ten years	4,612	5,031	16,634	17,163
Due after ten years	67,717	69,099	81,930	82,970
	$76,436	78,222	99,084	100,660

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2012
Available for sale
US Agency securities	1	$3,771	$10	-	$-	$-	1	$3,771	$10
SBA securities	1	2,015	5	-	-	-	1	2,015	5
State and political subdivisions	16	6,608	48	-	-	-	16	6,608	48
Mortgage-backed
FHLMC	-	-	-	-	-	-	-	-	-
FNMA	2	3,669	14	-	-	-	2	3,669	14
	20	$16,063	$77	-	$-	$-	20	$16,063	$77
As of December 31, 2011
Available for sale
State and political subdivisions	1	$500	$2	-	$-	$-	1	$500	$2
Mortgage-backed
FHLMC	1	2,602	31	-	-	-	1	2,602	31
FNMA	8	19,775	72	-	-	-	8	19,775	72
	10	$22,877	$105	-	$-	$-	10	$22,877	$105

At December 31, 2012, the Company had 20 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

During the second quarter of 2011, the Company recorded a $25,000 OTTI charge to earnings on its one private-label collateralized mortgage obligation (“CMO”) which had been in an unrealized loss position for over 12 months. During the third quarter of 2011, the Company sold the $2.5 million CMO as part of an investment portfolio restructuring and recognized an additional loss of $512,000 on the security. In addition to the CMO, the Company sold $26.9 million of securities during the second half of 2011, recognizing a gain on sale of $535,000.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2012	2011
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,807	5,937
Certificates of deposit	99	99
Investment in Trust Preferred subsidiaries	403	403
	$7,794	7,924

The Company has evaluated the Federal Reserve Bank and FHLB stock for impairment and determined that the investments in Federal Reserve Bank stock and FHLB stock are not other than temporarily impaired as of December 31, 2012 and ultimate recoverability of the par value of these investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2012, $22.8 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $10.5 million was pledged to secure client deposits. At December 31, 2011, $24.0 million of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $8.1 million was pledged to secure client deposits.

NOTE 3 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Low Country regions of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 80.9% of total loans at December 31, 2012. Commercial loans comprise 65.9% of total real estate loans and consumer loans account for 34.1%. Commercial loans are further categorized into owner occupied which represents 24.6% of total loans and non-owner occupied of 25.6%. Commercial construction loans represent only 3.1% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2012, approximately $70.8 million, or 11.0% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 59 loans totaling approximately $20.7 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured collectively for groups of smaller loans with similar characteristics and individually for larger impaired loans. Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience and other economic conditions.

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

The following table summarizes the composition of our loan portfolio.

	December 31,
(dollars in thousands)	2012	2011
Commercial
Owner occupied	$158,790	149,254
Non-owner occupied	165,163	164,623
Construction	20,347	17,841
Business	114,169	111,831
Total commercial loans	458,469	443,549
Consumer
Residential	86,559	57,798
Home equity	77,895	82,664
Construction	13,749	5,546
Other	9,277	9,077
Total consumer loans	187,480	155,085
Total gross loans, net of deferred fees	645,949	598,634
Less – allowance for loan losses	(9,091)	(8,925)
Total loans, net	$636,858	589,709

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2012	2011
Variable rate loans	$219,462	249,840
Fixed rate loans	426,487	348,794
	$645,949	598,634

At December 31, 2012, approximately $136.1 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

				December 31, 2012
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$157,036	163,700	19,341	112,322	452,399
30-59 days past due	306	-	-	539	845
60-89 days past due	-	463	-	100	563
Greater than 90 days	1,448	1,000	1,006	1,208	4,662
	$158,790	165,163	20,347	114,169	458,469

				December 31, 2011
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$144,922	161,772	16,528	107,609	430,831
30-59 days past due	20	645	2	172	839
60-89 days past due	3,004	294	-	789	4,087
Greater than 90 days	1,308	1,912	1,311	3,261	7,792
	$149,254	164,623	17,841	111,831	443,549

As of December 31, 2012 and 2011, loans 30 days or more past due represented 1.11% and 2.37% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.94% and 2.12% as of December 31, 2012 and 2011, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				December 31, 2012
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$148,255	141,352	18,265	105,024	412,896
Special Mention	7,446	9,358	-	2,750	19,554
Substandard	3,089	14,453	2,082	6,395	26,019
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$158,790	165,163	20,347	114,169	458,469

				December 31, 2011
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$139,746	138,407	12,801	103,908	394,862
Special Mention	4,289	12,721	-	2,321	19,331
Substandard	5,219	13,495	5,040	5,602	29,356
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$149,254	164,623	17,841	111,831	443,549

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

				December 31, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$85,999	77,430	13,749	9,233	186,411
30-59 days past due	560	100	-	-	660
60-89 days past due	-	-	-	44	44
Greater than 90 days	-	365	-	-	365
	$86,559	77,895	13,749	9,277	187,480

				December 31, 2011
	Real estate	Home equity	Construction	Other	Total
Current	$56,748	82,229	5,546	9,072	153,595
30-59 days past due	343	80	-	5	428
60-89 days past due	-	-	-	-	-
Greater than 90 days	707	355	-	-	1,062
	$57,798	82,664	5,546	9,077	155,085

Consumer loans 30 days or more past due were 0.17% and 0.25% as of December 31, 2012 and 2011, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				December 31, 2012
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$83,173	73,718	13,749	8,752	179,392
Special Mention	2,307	2,290	-	170	4,767
Substandard	1,079	1,887	-	355	3,321
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$86,559	77,895	13,749	9,277	187,480

				December 31, 2011
	Real estate	Home equity	Construction	Other	Total
Pass	$54,973	79,129	5,546	8,637	148,285
Special Mention	525	2,142	-	65	2,732
Substandard	2,300	1,393	-	375	4,068
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$57,798	82,664	5,546	9,077	155,085

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

	December 31,
(dollars in thousands)	2012	2011
Commercial
Owner occupied RE	$155	1,061
Non-owner occupied RE	1,255	1,745
Construction	1,006	1,314
Business	202	503
Consumer
Real estate	119	476
Home equity	577	386
Construction	-	-
Other	44	-
Nonaccruing troubled debt restructurings	4,809	4,779
Total nonaccrual loans, including nonaccruing TDRs	8,167	10,264
Other real estate owned	1,719	3,686
Total nonperforming assets	$9,886	13,950
Nonperforming assets as a percentage of:
Total assets	1.24%	1.82%
Gross loans	1.53%	2.33%
Total loans over 90 days past due	$5,027	8,854
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	9,421	7,429

Foregone interest income on the non-accrual loans for the year ended December 31, 2012 was approximately $402,000 and approximately $419,000 for the same period in 2011.

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

		December 31, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$3,071	2,271	2,116	398
Non-owner occupied RE	7,497	7,162	2,218	831
Construction	4,824	2,082	1,075	213
Business	4,048	4,048	3,329	2,092
Total commercial	19,440	15,563	8,738	3,534
Consumer
Real estate	985	985	162	24
Home equity	770	770	605	91
Construction	-	-	-	-
Other	270	270	-	-
Total consumer	2,025	2,025	767	115
Total	$21,465	17,588	9,505	3,649

		December 31, 2011
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$5,070	5,070	4,922	870
Non-owner occupied RE	4,685	3,638	985	578
Construction	4,056	2,068	1,597	498
Business	4,904	4,604	4,459	1,807
Total commercial	18,715	15,380	11,963	3,753
Consumer
Real estate	1,694	1,694	839	126
Home equity	386	386	386	58
Construction	-	-	-	-
Other	233	233	-	-
Total consumer	2,313	2,313	1,225	184
Total	$21,028	17,693	13,188	3,937

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

		Year ended December 31,
	2012		2011		2010
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$3,881	17	3,521	220	960	47
Non-owner occupied RE	5,811	392	2,520	281	3,048	44
Construction	2,127	66	1,425	81	1,430	6
Business	3,880	84	3,331	207	2,688	118
Total commercial	15,699	559	10,797	789	8,126	215
Consumer
Real estate	1,397	44	1,729	64	1,764	37
Home equity	518	12	399	-	222	2
Construction	-	-	-	-	-	-
Other	240	14	38	13	7	1
Total consumer	2,155	70	2,166	77	1,993	40
Total	$17,854	629	12,963	866	10,119	255

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2012	2011
Balance, beginning of period	$8,925	8,386
Provision for loan losses	4,550	5,270
Loan charge-offs:
Commercial
Owner occupied RE	(1,857)	(72)
Non-owner occupied RE	(513)	(1,052)
Construction	-	(67)
Business	(1,230)	(3,243)
Total commercial	(3,600)	(4,434)
Consumer
Real estate	(214)	(129)
Home equity	(691)	(175)
Construction	-	-
Other	-	(200)
Total consumer	(905)	(504)
Total loan charge-offs	(4,505)	(4,938)
Loan recoveries:
Commercial
Owner occupied RE	4	14
Non-owner occupied RE	42	42
Construction	-	-
Business	27	149
Total commercial	73	205
Consumer
Real estate	2	-
Home equity	32	2
Construction	-	-
Other	14	-
Total consumer	48	2
Total recoveries	121	207
Net loan charge-offs	(4,384)	(4,731)
Balance, end of period	$9,091	8,925

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2012
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,061	864	-	8,925
Provision	3,447	1,103	-	4,550
Loan charge-offs	(3,600)	(905)	-	(4,505)
Loan recoveries	73	48	-	121
Net loan charge-offs	(3,527)	(857)	-	(4,384)
Balance, end of period	$7,981	1,110	-	9,091

	Year ended December 31, 2011
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$6,706	1,447	233	8,386
Provision	5,584	(81)	(233)	5,270
Loan charge-offs	(4,434)	(504)	-	(4,938)
Loan recoveries	205	2	-	207
Net loan charge-offs	(4,229)	(502)	-	(4,731)
Balance, end of period	$8,061	864	-	8,925

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					December 31, 2012
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,534	-	3,534	15,563	-	15,563
Collectively evaluated	4,447	1,110	5,557	442,906	187,480	630,396
Total	$7,981	1,110	9,091	458,469	187,480	645,949
					December 31, 2011
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,753	-	3,753	15,380	-	15,380
Collectively evaluated	4,308	864	5,172	428,169	155,085	583,284
Total	$8,061	864	8,925	443,549	155,085	598,634

NOTE 4 – Troubled Debt Restructurings

At December 31, 2012, we had 36 loans totaling $14.2 million and at December 31, 2011 we had 42 loans totaling $12.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	Recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$247	$247
Non-owner occupied RE	2	-	-	1	3	4,148	4,148
Business	6	-	1	-	7	1,909	1,994
Consumer
Home equity	-	1	-	-	-	166	166
Total loans	9	1	1	1	11	$6,470	$6,555

	For the year ended December 31, 2011
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	Recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	-	3	-	1	4	$3,395	$3,395
Non-owner occupied RE	1	1	-	1	3	1,484	1,484
Construction	1	-	-	-	1	1,086	1,086
Business	6	4	2	8	20	3,375	3,382
Consumer
Real estate	1	2	-	-	3	684	684
Other	2	-	-	-	2	234	234
Total loans	11	10	2	10	33	$10,258	$10,265

The following table summarizes the TDRs that are more than 60 days past due, and have subsequently defaulted.

	For the year ended December 31, 2012
	Number of	Recorded
(dollars in thousands)	loans	investment
Commercial
Owner occupied RE	1	$1,292
Non-owner occupied RE	1	29
Business	3	188
Total loans	5	$1,509

	For the year ended December 31, 2011
	Number of	Recorded
(dollars in thousands)	loans	investment
Commercial
Owner occupied RE	1	$249
Non-owner occupied RE	1	26
Business	17	3,208
Consumer
Real estate	2	649
Total loans	21	$4,132

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2012	2011
Land	$3,523	3,523
Buildings	12,874	11,753
Leasehold Improvements	1,624	1,118
Furniture and equipment	5,020	4,312
Software	342	343
Construction in process	53	193
	23,436	21,242
Accumulated depreciation	(4,703)	(3,900)
Total property and equipment	$18,733	17,342

The $1.1 million increase in buildings during the twelve months ended December 31, 2012 is related to the addition of a third retail office in Columbia, South Carolina, while the $506,000 increase in leasehold improvements during the twelve months ended December 31, 2012 is primarily related to the upfit of office space at the Company’s first retail office in Charleston, South Carolina. In addition, furniture and equipment increased $708,000 due to the purchase of assets to furnish the new offices in Columbia and Charleston.

Construction in process at December 31, 2012 and 2011 related to various bank-related equipment not yet placed in service. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $979,000, $884,000, and $853,000, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Other Real Estate Owned

Other real estate owned is comprised of real estate held for investment and real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2012, real estate held for investment included 8 properties totaling $1.7 million, a $2.0 million decrease from the $3.7 million balance at December 31, 2011. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2012	2011
Balance, beginning of year	$3,686	5,628
Additions	1,580	907
Sales	(3,128)	(2,067)
Write-downs	(419)	(782)
Balance, end of year	$1,719	3,686

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2012	2011
Non-interest bearing	$80,880	68,984
Interest bearing:
NOW accounts	158,874	153,596
Money market accounts	100,841	113,737
Savings	6,026	4,717
Time, less than $100,000	81,315	72,056
Time, $100,000 and over	148,363	149,822
Total deposits	$576,299	562,912

At December 31, 2012 and 2011, the Company had approximately $13.0 million and $45.8 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $2.0 million, $3.5 million, and $5.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2013	$180,194
2014	43,054
2015	4,676
2016	722
2017 and after	1,032
$229,678

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2012, the Company had $124.1 million in FHLB advances and other borrowings. Of the $124.1 million, FHLB advances represented $103.5 million, securities sold under structured agreements to repurchase represented $19.2 million, and a line of credit represented $1.4 million. At December 31, 2011, FHLB advances and other borrowings totaled $122.7 million, of which FHLB advances represented $103.5 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $136.1 million of mortgage loans and $5.8 million of stock in the FHLB. During 2012, the Company restructured three FHLB advances totaling $45.0 million. In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advances will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advances are considered to be a restructuring and no gain or loss was recorded in the transaction. The original FHLB advances had a weighted rate of 3.16% and an average remaining life of 52 months. Under the modified arrangements, the $45.0 million in FHLB advances have a weighted average rate of 2.42% and an average remaining life of 61 months. Under a similar scenario in the third quarter of 2011, the Company restructured four FHLB advances totaling $44.5 million with a weighted average rate of 3.26% and average remaining life of 32 months under their original terms. Following the restructure, the weighted average rate of the four advances was 2.71% and the remaining average life was 54 months.

Listed below is a summary of the terms and maturities of the advances at December 31, 2012 and 2011. A number of the Company’s advances are callable and subject to repricing during 2012 at the option of the FHLB.

	December 31,
(dollars in thousands)	2012		2011
Maturity	Amount	Rate	Amount	Rate
September 2, 2014	$7,500	2.36%	$7,500	2.58%
August 25, 2015	-	-	10,000	2.80%
September 28, 2015	-	-	20,000	2.14%
October 11, 2016	5,000	4.07%	5,000	4.07%
October 18, 2016	7,000	2.38%	7,000	2.55%
October 18, 2016	7,500	2.55%	7,500	2.55%
October 19, 2016	10,000	2.11%	-	-
October 19, 2016	20,000	1.68%	-	-
February 13, 2017	7,500	4.38%	7,500	4.38%
July 11, 2017	9,000	4.49%	9,000	4.49%
July 24, 2017	5,000	4.25%	5,000	4.25%
February 15, 2019	10,000	4.47%	10,000	4.47%
April 10, 2019	15,000	3.48%	-	-
April 22, 2019	-	-	15,000	4.75%
	$103,500		103,500

At December 31, 2012 and 2011, the Company had four structured debt agreements secured by approximately $24.0 million of various investment securities. Each of these agreements has callable features and is subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

(dollars in thousands)
Maturity	Amount	Rate
September 18, 2017	$10,000	3.63%
December 17, 2017	2,000	3.65%
March 14, 2018	3,600	2.75%
September 15, 2018	3,600	2.55%
	$19,200

The Company also has an unsecured, interest only line of credit for $1.5 million with another financial institution for which $1.4 million was outstanding at December 31, 2012. The line of credit bears interest at 5.0% and matures on February 3, 2014. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 9 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2012, the interest rate was 3.41% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures. The debenture issuance cost, net of accumulated amortization, totaled $9,000 at December 31, 2012 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $18,000 for each of the years ended December 31, 2012, 2011 and 2010, respectively, and are included in borrowings interest expense.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2012, the interest rate was 1.75% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 10 – Unused Lines of Credit

At December 31, 2012, the Company had three lines of credit to purchase federal funds that totaled $30.5 million for which $17.3 million was unused at December 31, 2012. The lines of credit are available on a one to ten day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the Federal Home Loan Bank to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $32.4 million in additional borrowings at December 31, 2012.

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

Level 2 – Significant other observable inputs

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company’s available-for-sale portfolio and impaired loans.

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. In certain cases where there is limited activity or less transparency around inputs to valuations, securities are classified as Level 3 within the valuation hierarchy. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Other Investments, such as Federal Reserve Bank and FHLB stock, approximates fair value based on their redemption provisions.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US Agency securities	$-	7,785	-	7,785
SBA securities	-	6,072	-	6,072
State and political subdivisions	-	25,249	-	25,249
Mortgage-backed securities	-	39,116	-	39,116
Other investments	-	-	7,794	7,794
Total assets measured at fair value on a recurring basis	$-	78,222	7,794	86,016

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
State and political subdivisions	$-	18,248	-	18,248
Mortgage-backed securities	-	82,412	-	82,412
Other investments	-	-	7,924	7,924
Total assets measured at fair value on a recurring basis	$-	100,660	7,924	108,584

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis. Included in other investments is FHLB stock, a level 3 security, which decreased by $130,000 during the twelve months ended December 31, 2012 due to a partial redemption by the FHLB.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2012. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	13,748	191	13,939
Other real estate owned	-	1,390	329	1,719
Total assets measured at fair value on a nonrecurring basis	$-	15,138	520	15,658

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	12,318	1,438	13,756
Other real estate owned	-	2,461	1,225	3,686
Total assets measured at fair value on a nonrecurring basis	$-	14,779	2,663	17,442

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

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

Bank Owned Life Insurance – The cash surrender value of bank owned life insurance policies held by the Company approximates fair values of the policies.

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

The estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are as follows:

			December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$29,413	29,413	29,413	-	-
Other investments	7,794	7,794	-	-	7,794
Loans, net	636,858	645,852	-	13,748	632,104
Bank owned life insurance	18,725	18,725	-	-	18,725
Financial Liabilities:
Deposits	576,299	561,599	-	561,599	-
FHLB and other borrowings	124,100	140,455	-	140,455	-
Junior subordinated debentures	13,403	5,093	-	5,093	-

			December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$23,005	23,005	23,005	-	-
Other investments	7,924	7,924	-	-	7,924
Loans, net	589,709	603,416	-	12,318	591,098
Bank owned life insurance	18,093	18,093	-	-	18,093
Financial Liabilities:
Deposits	562,912	521,930	-	521,930	-
FHLB and other borrowings	122,700	141,411	-	141,411	-
Junior subordinated debentures	13,403	4,212	-	4,212	-

NOTE 12 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2012, 2011 and 2010. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2012, 2011 and 2010, 74,802, 167,937, and 828,764 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. All earnings per share amounts have been restated to reflect the 10% stock dividends issued in January 2011, 2012, and 2013.

	December 31,
(dollars in thousands, except share data)	2012	2011	2010
Numerator:
Net income	$3,862	2,088	890
Less: Preferred stock dividends	840	865	865
Discount accretion (1)	360	279	260
Add: Redemption of preferred stock	96	-	-
Net income (loss) available to common shareholders (1)	$2,758	944	(235)
Denominator:
Weighted-average common shares outstanding - basic	4,229,928	4,200,980	4,178,703
Common stock equivalents	110,030	85,438	-
Weighted-average common shares outstanding - diluted	4,339,958	4,286,418	4,178,703
Earnings (loss) per common share (1):
Basic	$0.65	0.22	(0.06)
Diluted	$0.64	0.22	(0.06)

(1)

Amounts for 2010 have been restated for a correction of an error. See Note 1 to the consolidated financial statements.

NOTE 13 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with two executive vice presidents. These agreements include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate commitment is approximately $1.0 million.

The Company has entered into an agreement with a data processor which expires in 2014 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume and include a base monthly charge of approximately $89,000.

At December 31, 2012, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2013	$1,825
2014	1,841
2015	796
2016	795
2017	120
Thereafter	1,143
$6,520

Lease expense for the years ended December 31, 2012, 2011, and 2010, totaled $728,000, $684,000, and $669,000, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2012, management believes there is no material litigation pending.

NOTE 14 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Current income taxes:
Federal	$2,031	1,627	1,238
State	98	63	60
Total current tax expense	2,129	1,690	1,298
Deferred income tax benefit	(296)	(857)	(1,105)
Income tax expense	$1,833	833	193

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Tax expense at statutory rate	$1,936	993	368
Effect of state income taxes	65	74	40
Exempt income and other	(168)	(234)	(215)
Income tax expense	$1,833	833	193

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,091	3,035
Net deferred loan fees	326	207
Interest on nonaccrual loans	617	625
Deferred compensation	577	408
Sale of real estate owned	212	235
Other	287	288
	5,110	4,798
Deferred tax liabilities:
Property and equipment	1,188	1,041
Unrealized gain on securities available for sale	607	536
Other	139	270
	1,934	1,847
Net deferred tax asset	$3,176	2,951

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 15 – Related Party Transactions

Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Company in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender.

A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
(dollars in thousands)	2012	2011
Balance, beginning of year	$16,968	18,147
New loans	14,081	12,717
Less loan payments	(13,645)	(13,896)
Balance, end of year	$17,404	16,968

Deposits by officers and directors and their related interests at December 31, 2012 and 2011, were $2.2 million and $2.3 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $4,924. In addition, the Company had various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Beginning in 2006, the Company also contracted with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $44,000, $39,000, and $30,000 for these services during 2012, 2011, and 2010, respectively.

The Company is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar “arms length” transactions.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2012, unfunded commitments to extend credit were approximately $115.6 million, of which $22.1 million is at fixed rates and $93.5 million is at variable rates. At December 31, 2011, unfunded commitments to extend credit were approximately $98.9 million, of which $17.6 million is at fixed rates and $81.3 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2012 and 2011, there was a $2.3 million and $2.5 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2012, 2011, and 2010 amounted to $195,000, $176,000, and $192,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 14 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The plan provides retirement income for these officers. As of December 31, 2012, the Company had an accrued benefit obligation of $1.7 million. The Company incurred expenses related to this plan of $497,000, $381,000, and $128,000 in 2012, 2011, and 2010, respectively.

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

On May 18, 2010, the Company adopted the 2010 Incentive Plan in order to attract and retain highly qualified personnel who will contribute to the Company’s success. The Plan makes available for issuance 366,025 stock options (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The options may be exercised at an option price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date.

A summary of the status of the stock option plan and changes for the period (adjusted for the stock dividends in 2011, 2012, and 2013) are presented below:

	For the years ended December 31,
	2012			2011			2010
	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	455,698	$6.76		428,469	$7.04		451,428	$6.68
Granted	120,615	6.31		87,967	6.05		222,943	5.67
Exercised	(17,867)	5.36		(16,615)	4.65		(23,792)	4.55
Forfeited or expired	(1,972)	5.17		(44,123)	8.76		(222,110)	5.35
Outstanding at end of year	556,474	$6.72	$1,265,486	455,698	$6.76	$117,017	428,469	$7.04	$72,075
Options exercisable at year-end	257,290		$1,265,486	181,059		$117,017	137,383		$72,075
Shares available for grant	229,616			350,231			438,199

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 44.04% for 2012, 26.76% for 2011 and 2010; risk-free interest rate of 1.86% for 2012, 3.35% for 2011, 3.25% for 2010; 10 year life expectancy of the options, and; assumed dividend rate of zero.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s stock.

In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. Under the restricted stock plan, 13,310 shares of restricted stock (adjusted for the stock dividends in 2011 and 2012) were authorized for issuance. As of December 31, 2012 all shares of restricted stock, authorized under the plan had been granted. In May 2010, the Company adopted the 2010 Incentive Plan which included a provision for the issuance of 79,860 shares of restricted stock (adjusted for all subsequent stock dividends).

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2012, 2011, and 2010 (adjusted for the stock dividends in 2011, 2012, and 2013) is as follows:

	December 31,
	2012		2011		2010
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	3,025	$6.53	-	$-	833	$16.25
Granted	25,850	6.78	3,025	6.53	-	-
Vested	(756)	6.53	-	-	(833)	16.25
Forfeited	-	-	-	-	-	-
Nonvested at end of year	28,119	$6.76	3,025	$6.53	-	$-

NOTE 19 – Preferred Stock Issuance

On February 27, 2009, as part of the Treasury Department’s Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury (“the Treasury”), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant to purchase 399,970.34 shares of the Company’s common stock (the “Warrant”)for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction. The Company bid on a portion of the Series T Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the preferred shares was $904 (compared to a par value of $1,000 per share), and the Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process. The remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process. Included in the September 30, 2012 operating results are approximately $130,000 of costs incurred by the Company related to the offering. These costs are not tax-deductible. The net balance sheet impact was a reduction to shareholders’ equity of $904,000 which is comprised of a decrease in Series T Preferred Stock of $1.0 million and a $96,000 increase to retained earnings related to the discount on the shares repurchased. The redemption of the $1.0 million in preferred shares will save the Company $50,000 annually in dividend expenses.

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

Also, the payment of cash dividends on the Company’s common stock by the Company in the future will be subject to certain other legal and regulatory limitations (including the requirement that the Company’s capital be maintained at certain minimum levels) and will be subject to ongoing review by banking regulators. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Further, as long as shares of our Series T Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series T Preferred Stock have been paid in full. The Series T Preferred Stock is entitled to cumulative dividends at a rate of 5% per annum for the first five years until 2014, and 9% per annum thereafter.

On January 15, 2013, the Company’s Board of Directors approved a ten percent stock dividend to the Company’s shareholders. The record date was February 1, 2013 and the distribution date was February 15, 2013. On January 17, 2012, the Company’s Board of Directors also approved a ten percent stock dividend to the Company’s shareholders. The record date was February 3, 2012 and the distribution date was February 17, 2012. Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our Consolidated Statements of Income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2012, that the Company and Bank exceed all well capitalized requirements to which they are subject.

The OCC notified the Bank that, effective December 19, 2012, it is no longer subject to the Formal Written Agreement (the “Formal Agreement”) entered into on June 8, 2010. In addition, the OCC notified the Bank that, effective December 19, 2012, it is no longer subject to the Individual Minimum Capital Ratios established for the Bank on May 24, 2010, which required the Bank to maintain a tier 1 leverage capital ratio of at least 8.00%, a tier 1 risk-based capital ratio of at least 10.00%, and a total risk-based capital ratio of at least 12.00%.

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2012 and 2011.

	Actual		OCC Required Capital Ratio Minimum		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
The Bank
Total Capital (to risk weighted assets)	$83,763	13.0%	n/a	n/a	51,498	8.0%	64,372	10.0%
Tier 1 Capital (to risk weighted assets)	75,704	11.8%	n/a	n/a	25,749	4.0%	38,623	6.0%
Tier 1 Capital (to average assets)	75,704	9.6%	n/a	n/a	31,492	4.0%	39,366	5.0%

The Company
Total Capital (to risk weighted assets)	84,006	13.1%	n/a	n/a	51,498	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	75,947	11.8%	n/a	n/a	25,749	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	75,947	9.7%	n/a	n/a	31,492	4.0%	n/a	n/a
As of December 31, 2011
The Bank
Total Capital (to risk weighted assets)	$80,885	13.1%	74,095	12.0%	49,397	8.0%	61,746	10.0%
Tier 1 Capital (to risk weighted assets)	73,152	11.9%	61,746	10.0%	24,698	4.0%	37,047	6.0%
Tier 1 Capital (to average assets)	73,152	9.5%	69,571	9.0%	30,920	4.0%	38,651	5.0%

The Company
Total Capital (to risk weighted assets)	82,231	13.3%	n/a	n/a	49,397	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	74,498	12.1%	n/a	n/a	24,698	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	74,498	9.6%	n/a	n/a	30,920	4.0%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2012	2011
Assets
Cash and cash equivalents	$82	16
Investment in subsidiaries	77,285	74,596
Other assets	1,578	1,336
Total assets	$78,945	$75,948
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$17	6
Other borrowings	1,400	-
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	64,125	62,539
Total liabilities and shareholders’ equity	$78,945	75,948

Condensed Statements of Income

	For the years ended December 31,
	2012	2011	2010
Revenues
Interest income	$-	1	11
Total revenue	-	1	11
Expenses
Interest expense	406	350	452
Other expenses	342	276	245
Total expenses	748	626	697
Income tax benefit	254	212	233
Loss before equity in undistributed net income of subsidiaries	(494)	(413)	(453)
Equity in undistributed net income of subsidiaries	4,356	2,501	1,343
Net income	$3,862	2,088	890

Condensed Statements of Cash Flows

	For the years ended December 31,
	2012	2011	2010
Operating activities
Net income	$3,862	2,088	890
Adjustments to reconcile net income to net cash used for
operating activities
Equity in undistributed net income of subsidiaries	(4,356)	(2,501)	(1,343)
Compensation expense related to stock options and restricted stock grants	341	276	245
Increase in other assets	(241)	(194)	(163)
Increase (decrease) in accounts payable and accrued expenses	11	-	(47)
Net cash used for operating activities	(383)	(331)	(418)
Investing activities
Investment in subsidiaries	1,804	550	-
Net cash used for investing activities	1,804	550	-
Financing activities
Increase (decrease) in note payable	1,400	-	(4,250)
Redemption of preferred stock	(1,100)	-	-
Redemption of CPP Warrant	(904)	-	-
Cash dividend on preferred stock	(845)	(865)	(865)
Cash in lieu	(2)	(1)
Proceeds from the exercise of stock options and warrants	96	77	295
Net cash used for financing activities	(1,355)	(789)	(4,820)
Net increase (decrease) in cash and cash equivalents	66	(570)	(5,238)
Cash and cash equivalents, beginning of year	16	586	5,824
Cash and cash equivalents, end of year	$82	16	586

NOTE 23 – Selected Condensed Quarterly Financial Data (Unaudited)

	2012
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$8,557	8,534	8,790	8,817
Interest expense	2,428	2,156	2,082	2,037
Net interest income	6,129	6,378	6,708	6,780
Provision for loan losses	1,200	1,275	1,125	950
Noninterest income	837	741	1,286	897
Noninterest expenses	4,779	4,655	5,025	5,053
Income before income tax expense	987	1,189	1,844	1,674
Income tax expense	299	374	618	541
Net income	688	815	1,226	1,133
Preferred stock dividends	216	216	204	204
Discount accretion (1)	73	106	180	-
Redemption of preferred stock	-	96	-	-
Net income available to common shareholders (1)	$399	589	842	929
Earnings per common share (1)
Basic	$0.09	0.14	0.20	0.22
Diluted	$0.09	0.13	0.19	0.22
Weighted average common shares outstanding
Basic	4,222,622	4,225,993	4,229,819	4,241,280
Diluted	4,267,813	4,436,920	4,349,971	4,305,127

	2011
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,605	8,887	8,851	8,799
Interest expense	3,204	3,085	2,877	2,688
Net interest income	5,401	5,802	5,974	6,111
Provision for loan losses	725	650	1,670	2,225
Noninterest income	556	618	723	873
Noninterest expenses	4,467	4,855	4,352	4,193
Income (loss) before income tax expense	765	915	675	566
Income tax expense (benefit)	228	287	192	126
Net income	537	628	483	440
Preferred stock dividends	216	216	216	217
Discount accretion (1)	68	69	70	72
Net income(loss) available to common shareholders (1)	$253	343	197	151
Earnings (loss) per common share (1)
Basic	$0.06	0.08	0.05	0.04
Diluted	$0.06	0.08	0.05	0.04
Weighted average common shares outstanding
Basic	4,194,705	4,203,072	4,203,072	4,203,072
Diluted	4,291,538	4,300,180	4,328,383	4,225,569

(1)

Amounts for the first two quarters of 2011 have been restated for a correction of an error. See Note 1 to the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2012 and 2011
		Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 5, 2013	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 5, 2013
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer	March 5, 2013
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 5, 2013
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 5, 2013
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 5, 2013
Leighton M. Cubbage

/s/David G. Ellison	Director	March 5, 2013
David G. Ellison

/s/Anne S. Ellefson	Director	March 5, 2013
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	March 5, 2013
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	March 5, 2013
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnstone, III, M.D.	Director	March 5, 2013
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 5, 2013
James B. Orders, III

/s/William B. Sturgis	Director	March 5, 2013
William B. Sturgis

EXHIBIT INDEX

1.1

Underwriting Agreement for 17,299 Preferred Shares, dated June 27, 2012, among Southern First Bancshares, Inc, Southern First Bank, the United States Department of the Treasury, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Sandler O’Neill & Partners, L.P. and the other several Underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed July 3, 2012).

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

3.2

Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 3, 2009).

3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed March 3, 2009).*

10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*

10.2

Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.3

Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.4

First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.5

Employment Agreement by and between Southern First Bancshares, Inc. with R. Arthur Seaver, Jr. dated December 17, 2008 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 23, 2008).*

10.6

Employment Agreement by and between Southern First Bancshares, Inc. with F. Justin Strickland dated December 17, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 23, 2008).*

10.7

Employment Agreement by and between Southern First Bancshares, Inc. with Frederick Gilmer, III dated December 17, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed December 23, 2008).*

10.8

Employment Agreement by and between Southern First Bancshares, Inc. Michael D. Dowling dated October 2, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2012).*

10.9	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.10

First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed for the period ended September 30, 2008).*

10.11	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.12

Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (iv) Notes to Consolidated Financial Statements.(1)

__________

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