Form 10-K/A
period 2012-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2013-03-06
CIK 1090009

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

EXPLANATORY NOTE

Southern First Bancshares Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 5, 2013, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes in the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). This exhibit was inadvertently omitted from the originally filed Form 10-K as a result of an error on the part of Southern First Bancshares, Inc.'s third party financial printer in charge of the EDGAR submission.

No other changes have been made to the Form 10-K.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-K filed on March 5, 2013.

PART III

Item 15. Exhibits, Financial Statement Schedules

(a)(3)	Exhibits
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

21	Subsidiaries.**

23	Consent of Independent Public Accountants.**

24	Power of Attorney (contained as part of the signature pages to our Annual Report on Form 10-K filed March 5, 2013).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

**

Previously filed as an exhibit to our Annual Report on Form 10-K filed March 5, 2013.

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