Form 10-Q
period 2013-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2013-05-06
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,268,438 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 18, 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2013 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,959	13,063
Interest-bearing deposits with banks	17,131	16,350
Federal funds sold	14,100	-
Total cash and cash equivalents	36,190	29,413
Investment securities:
Investment securities available for sale	75,106	78,222
Other investments	7,602	7,794
Total investment securities	82,708	86,016
Loans	665,244	645,949
Less allowance for loan losses	(9,367)	(9,091)
Loans, net	655,877	636,858
Bank owned life insurance	18,885	18,725
Property and equipment, net	18,723	18,733
Deferred income taxes	3,175	3,176
Other assets	6,147	5,077
Total assets	$821,705	797,998
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$612,394	576,299
Federal Funds Purchased	-	13,190
Federal Home Loan Bank advances and other borrowings	124,100	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	7,382	6,881
Total liabilities	757,279	733,873
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 15,799 and 16,299 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	15,799	16,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,268,438 and 4,247,404 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	43	43
Nonvested restricted stock	(170)	(160)
Additional paid-in capital	42,641	42,396
Accumulated other comprehensive income	971	1,178
Retained earnings	5,142	4,369
Total shareholders' equity	64,426	64,125
Total liabilities and shareholders' equity	$821,705	797,998

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2012 have been adjusted to reflect the ten percent stock dividend issued in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2013	2012
Interest income
Loans	$8,265	7,986
Investment securities	464	557
Federal funds sold	14	14
Total interest income	8,743	8,557
Interest expense
Deposits	806	1,262
Borrowings	1,059	1,166
Total interest expense	1,865	2,428
Net interest income	6,878	6,129
Provision for loan losses	1,125	1,200
Net interest income after provision for loan losses	5,753	4,929
Noninterest income
Loan fee income	259	200
Service fees on deposit accounts	225	181
Income from bank owned life insurance	160	159
Gain on sale of investment securities	-	72
Other income	238	225
Total noninterest income	882	837
Noninterest expenses
Compensation and benefits	2,952	2,425
Occupancy	707	583
Real estate owned activity	20	278
Data processing and related costs	576	514
Insurance	240	352
Marketing	186	194
Professional fees	181	180
Other	368	253
Total noninterest expenses	5,230	4,779
Income before income tax expense	1,405	987
Income tax expense	444	299
Net income	961	688
Preferred stock dividend	197	216
Discount accretion	-	73
Redemption of preferred stock	20	-
Net income available to common shareholders	$784	399
Earnings per common share
Basic	$0.18	0.09
Diluted	0.18	0.09
Weighted average common shares outstanding
Basic	4,262,330	4,222,622
Diluted	4,371,324	4,267,813

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2012 period have been adjusted to reflect the ten percent stock dividend issued in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2013	2012
Net income	$961	688
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding loss arising during the period, pretax	(315)	(139)
Tax benefit	108	46
Reclassification to realized gain	-	(72)
Tax expense	-	24
Other comprehensive loss	(207)	(141)
Comprehensive income	$754	547

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income	earnings	Total
December 31, 2011	3,820,830	$38	17,299	$16,596	$(16)	$39,546	$1,041	$5,334	$62,539
Net income	-	-	-	-	-	-	-	688	688
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(216)	(216)
Discount accretion	-	-	-	73	-	-	-	(73)	-
Proceeds from exercise of stock options	9,075	-	-	-	-	57	-	-	57
Stock dividend on stock options and restricted stock (10%)	1,907	-	-	-	-	14	-	(14)	-
Issuance of restricted stock	10,000	-	-	-	(67)	67	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Amortization of deferred compensation on restricted stock	-	-	-	-	6	-	-	-	6
Compensation expense related to stock options, net of tax	-	-	-	-	-	75	-	-	75
Other comprehensive income	-	-	-	-	-	-	(141)	-	(141)
March 31, 2012	3,841,812	$38	17,299	$16,669	$(77)	$39,759	$900	$5,717	$63,006
December 31, 2012	4,247,404	$43	16,299	$16,299	$(160)	$42,396	$1,178	$4,369	$64,125
Net income	-	-	-	-	-	-	-	961	961
Preferred stock transactions:
Redemption of preferred stock	-	-	(500)	(500)	-	-	-	20	(480)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(201)	(201)
Proceeds from exercise of stock options	18,534	-	-	-	-	116	-	-	116
Issuance of restricted stock	2,500	-	-	-	(24)	24	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(7)	(7)
Amortization of deferred compensation on restricted stock	-	-	-	-	14	-	-	-	14
Compensation expense related to stock options, net of tax	-	-	-	-	-	105	-	-	105
Other comprehensive income	-	-	-	-	-	-	(207)	-	(207)
March 31, 2013	4,268,438	$43	15,799	$15,799	$(170)	$42,641	$971	$5,142	$64,426

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2011 and 2012 have been adjusted to reflect the ten percent stock dividends issued in 2012 and 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2013	2012
Operating activities
Net income	$961	688
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,125	1,200
Depreciation and other amortization	291	233
Accretion and amortization of securities discounts and premium, net	195	304
Gain on sale of investment securities	-	(72)
(Gain) loss on sale and write-down of real estate owned	(4)	256
Compensation expense related to stock options and grants	119	81
Increase in cash surrender value of bank owned life insurance	(160)	(159)
(Increase) decrease in deferred tax asset	108	21
(Increase) decrease in other assets, net	(272)	375
Increase (decrease) in other liabilities, net	501	(2,016)
Net cash provided by operating activities	2,864	911
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(21,145)	(11,276)
Purchase of property and equipment	(281)	(193)
Purchase of investment securities:
Available for sale	-	(2,591)
Other	(675)	-
Payments and maturity of investment securities:
Available for sale	2,606	4,373
Other	868	-
Proceeds from sale of investment securities	-	27,742
Proceeds from sale of real estate owned	202	753
Net cash provided by (used for) used for investing activities	(18,425)	18,808
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	36,095	3,810
Decrease in short-term borrowings	(13,190)	-
Cash dividend on preferred stock	(201)	(216)
Cash in lieu of fractional shares	(2)	(2)
Redemption of preferred stock	(480)	-
Proceeds from the exercise of stock options and warrants	116	57
Net cash provided by financing activities	22,338	3,649
Net increase in cash and cash equivalents	6,777	23,368
Cash and cash equivalents at beginning of the period	29,413	23,005
Cash and cash equivalents at end of the period	$36,190	46,373
Supplemental information
Cash paid for
Interest	$2,171	2,814
Income taxes	335	279
Schedule of non-cash transactions
Real estate acquired in settlement of loans	1,001	1,056
Unrealized loss on securities, net of income taxes	(207)	(93)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Basis of Presentation

Business Activity

Southern First Bancshares, Inc. (the "Company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively, the "Trusts"). On April 1, 2013, the Bank converted from a national bank charter to a South Carolina state bank charter and the bank name was changed from Southern First Bank, N.A. to Southern First Bank. As a national bank, the Bank's primary federal regulator was the Office of the Comptroller of the Currency (the "OCC"). Subsequent to the conversion to a state bank charter, the Bank's primary federal regulator is the Federal Deposit Insurance corporation (the "FDIC"). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (Registration Number 000-27719) as filed with the Securities and Exchange Commission on March 5, 2013. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the special purpose subsidiaries, the Trusts, have not been consolidated.

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

As noted above, effective April 1, 2013, the Bank converted from a national bank charter to a South Carolina state bank charter and changed its name from Southern First Bank, N.A. to Southern First Bank after obtaining approval from the South

Carolina Board of Financial Institutions. This conversion was not as a result of any dispute or disagreement with the OCC. The charter conversion will not have substantial impact on the bank's current activities, products and services, although the bank expects certain annual cost savings related to regulatory fees.

On April 1, 2013, the Company redeemed a total of $500,000 of its outstanding preferred stock from two preferred shareholders. Since July of 2012, the Company has redeemed a cumulative $2.0 million of its outstanding preferred stock and reduced the balance to $15.3 million.

Recently Adopted Accounting Pronouncements

The following is a summary of recently adopted authoritative pronouncements that have impacted the accounting, reporting, and/or disclosure of financial information by the Company.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These amendments, which become effective for the Company for the March 31, 2013 reporting period, did not have a material effect on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - Preferred Stock Issuance and Partial Redemption

On February 27, 2009, as part of the Capital Purchase Program ("CPP"), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury (the "Treasury"), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant to purchase 399,970.34 shares of the Company's common stock (the "Warrant") for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

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

On January 3, 2013 and April 1, 2013, the Company redeemed a total of $1.0 million of its outstanding preferred stock from three of its preferred shareholders. Since July of 2012, the Company has redeemed a cumulative $2.0 million of its outstanding preferred stock and reduced the balance to $15.3 million.

NOTE 3 - Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2013
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US Government agencies	$7,782	-	20	7,762
SBA securities	6,059	-	39	6,020
State and political subdivisions	24,133	920	120	24,933
Mortgage-backed securities	35,661	730	-	36,391
Total investment securities available for sale	$73,635	1,650	179	75,106

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US Government agencies	$7,781	14	10	7,785
SBA securities	6,060	17	5	6,072
State and political subdivisions	24,167	1,130	48	25,249
Mortgage-backed securities	38,428	702	14	39,116
Total investment securities available for sale	$76,436	1,863	77	78,222

Contractual maturities and yields on our investment securities at March 31, 2013 and December 31, 2012 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							March 31, 2013
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies	$-	-	-	-	-	-	7,762	2.42%	7,762	2.42%
SBA securities	-	-	-	-	-	-	6,020	1.87%	6,020	1.87%
State and political subdivisions	419	1.44%	3,661	0.60%	4,980	3.11%	15,873	2.96%	24,933	2.61%
Mortgage-backed securities	-	-	-	-	-	-	36,391	2.11%	36,391	2.11%
Total	$419	1.44%	3,661	0.60%	4,980	3.11%	66,046	2.33%	75,106	2.29%

							December 31, 2012
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies	$-	-	-	-	-	-	7,785	2.42%	7,785	2.42%
SBA securities	-	-	-	-	-	-	6,072	1.89%	6,072	1.89%
State and political subdivisions	421	1.43%	3,671	0.60%	5,031	3.11%	16,126	2.96%	25,249	2.60%
Mortgage-backed securities	-	-	-	-	-	-	39,116	2.29%	39,116	2.29%
Total	$421	1.43%	3,671	0.60%	5,031	3.11%	69,099	2.42%	78,222	2.37%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

								March 31, 2013
	Less than 12 months				12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US Government agencies	1	$3,762	$20	-	$-	$-	1	$3,762	$20
SBA securities	2	6,020	39	-	-	-	2	6,020	39
State and political subdivisions	19	8,005	120	-	-	-	19	8,005	120
Total	22	$17,787	$179	-	$-	$-	22	$17,787	$179

								December 31, 2012
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US Government agencies	1	$3,771	$10	-	$-	$-	1	$3,771	$10
SBA securities	1	2,015	5	-	-	-	1	2,015	5
State and political subdivisions	16	6,608	48	-	-	-	16	6,608	48
Mortgage-backed securities	2	3,669	14	-	-	-	2	3,669	14
Total	20	$16,063	$77	-	$-	$-	20	$16,063	$77

At March 31, 2013, the Company had 22 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2013	December 31, 2012
Federal Reserve Bank stock	$1,485	1,485
Federal Home Loan Bank stock	5,615	5,807
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$7,602	7,794

NOTE 4 - Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$157,207	23.6%	158,790	24.6%
Non-owner occupied RE	178,789	26.9%	165,163	25.6%
Construction	20,100	3.0%	20,347	3.1%
Business	115,615	17.4%	114,169	17.7%
Total commercial loans	471,711	70.9%	458,469	71.0%
Consumer
Real estate	87,226	13.1%	86,559	13.4%
Home equity	78,785	11.9%	77,895	12.1%
Construction	16,765	2.5%	13,749	2.1%
Other	10,757	1.6%	9,277	1.4%
Total consumer loans	193,533	29.1%	187,480	29.0%
Total gross loans, net of deferred fees	665,244	100.0%	645,949	100.0%
Less—allowance for loan losses	(9,367)		(9,091)
Total loans, net	$655,877		636,858

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

		March 31, 2013
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$25,603	88,790	42,814	157,207
Non-owner occupied RE	55,761	97,608	25,420	178,789
Construction	9,112	5,453	5,535	20,100
Business	54,525	55,134	5,956	115,615
Total commercial loans	145,001	246,985	79,725	471,711
Consumer
Real estate	14,438	27,325	45,463	87,226
Home equity	4,378	20,912	53,495	78,785
Construction	9,089	1,414	6,262	16,765
Other	5,644	4,392	721	10,757
Total consumer loans	33,549	54,043	105,941	193,533
Total gross loans, net of deferred fees	$178,550	301,028	185,666	665,244
Loans maturing after one year with:
Fixed interest rates				$319,467
Floating interest rates				167,227

		December 31, 2012
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$23,833	92,681	42,276	158,790
Non-owner occupied RE	47,252	98,514	19,397	165,163
Construction	9,206	4,387	6,754	20,347
Business	57,947	50,084	6,138	114,169
Total commercial loans	138,238	245,666	74,565	458,469
Consumer
Real estate	12,907	27,702	45,950	86,559
Home equity	7,083	17,832	52,980	77,895
Construction	6,032	1,530	6,187	13,749
Other	5,475	2,826	976	9,277
Total consumer	31,497	49,890	106,093	187,480
Total gross loan, net of deferred fees	$169,735	295,556	180,658	645,949
Loans maturing after one year with:
Fixed interest rates				$314,396
Floating interest rates				161,818

Portfolio Segment Methodology

Commercial

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each class of loans. In the development of our statistically derived loan grade loss factors, we observe historical losses over a relevant period for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring ("TDR"), whether on accrual or nonaccrual status.

Consumer

For consumer loans, we determine the allowance on a collective basis utilizing historic loss factors to represent our best estimate of inherent loss. We pool loans, generally by loan class with similar risk characteristics. In addition, we establish an allowance for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status. The allowance also includes an amount for the estimated impairment on nonaccrual consumer loans and consumer loans modified in a TDR, whether on accrual or nonaccrual status.

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				March 31, 2013
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$146,356	154,751	17,021	106,520	424,648
Special mention	8,789	9,822	997	4,106	23,714
Substandard	2,062	14,216	2,082	4,989	23,349
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$157,207	178,789	20,100	115,615	471,711

				December 31, 2012
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$148,255	141,352	18,265	105,024	412,896
Special mention	7,446	9,358	-	2,750	19,554
Substandard	3,089	14,453	2,082	6,395	26,019
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$158,790	165,163	20,347	114,169	458,469

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				March 31, 2013
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$156,479	177,084	19,034	114,748	467,345
30-59 days past due	-	339	-	126	465
60-89 days past due	573	176	60	5	814
Greater than 90 Days	155	1,190	1,006	736	3,087
	$157,207	178,789	20,100	115,615	471,711

				December 31, 2012
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$157,036	163,700	19,341	112,322	452,399
30-59 days past due	306	-	-	539	845
60-89 days past due	-	463	-	100	563
Greater than 90 Days	1,448	1,000	1,006	1,208	4,662
	$158,790	165,163	20,347	114,169	458,469

As of March 31, 2013 and December 31, 2012, loans 30 days or more past due represented 0.94% and 1.11% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.66% and 0.94% of our total loan portfolio as of March 31, 2013 and December 31, 2012, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				March 31, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$83,579	74,731	16,765	10,410	185,485
Special mention	2,513	2,189	-	39	4,741
Substandard	1,134	1,865	-	308	3,307
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$87,226	78,785	16,765	10,757	193,533

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Pass	$83,173	73,718	13,749	8,752	179,392
Special mention	2,307	2,290	-	170	4,767
Substandard	1,079	1,887	-	355	3,321
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$86,559	77,895	13,749	9,277	187,480

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				March 31, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$85,784	78,319	16,765	10,751	191,619
30-59 days past due	907	-	-	6	913
60-89 days past due	535	20	-	-	555
Greater than 90 Days	-	446	-	-	446
	$87,226	78,785	16,765	10,757	193,533

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Current	$85,999	77,430	13,749	9,233	186,411
30-59 days past due	560	100	-	-	660
60-89 days past due	-	-	-	44	44
Greater than 90 Days	-	365	-	-	365
	$86,559	77,895	13,749	9,277	187,480

As of March 31, 2013 and December 31, 2012, consumer loans 30 days or more past due were 0.29% and 0.17%, respectively, of total loans.

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial
Owner occupied RE	$294	155
Non-owner occupied RE	1,215	1,255
Construction	1,006	1,006
Business	202	202
Consumer
Real estate	116	119
Home equity	575	577
Construction	-	-
Other	-	44
Nonaccruing troubled debt restructurings	2,900	4,809
Total nonaccrual loans, including nonaccruing TDRs	6,308	8,167
Other real estate owned	2,522	1,719
Total nonperforming assets	$8,830	9,886
Nonperforming assets as a percentage of:
Total assets	1.07%	1.24%
Gross loans	1.33%	1.53%
Total loans over 90 days past due	$3,533	5,027
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	8,997	9,421

Impaired Loans

The table below summarizes key information for impaired loans. Our impaired loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses. Our commercial and consumer impaired loans are evaluated individually to determine the related allowance for loan losses.

		March 31, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,114	1,275	981	268
Non-owner occupied RE	6,183	5,687	1,749	611
Construction	4,824	2,082	1,944	304
Business	3,364	4,287	3,049	1,829
Total commercial	15,485	13,331	7,723	3,012
Consumer
Real estate	982	982	545	128
Home equity	768	768	395	292
Construction	-	-	-	-
Other	224	224	195	46
Total consumer	1,974	1,974	1,135	466
Total	$17,459	15,305	8,858	3,478

		December 31, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$3,071	2,271	2,116	398
Non-owner occupied RE	7,497	7,162	2,218	831
Construction	4,824	2,082	1,075	213
Business	4,048	4,048	3,329	2,092
Total commercial	19,440	15,563	8,738	3,534
Consumer
Real estate	985	985	162	24
Home equity	770	770	605	91
Construction	-	-	-	-
Other	270	270	-	-
Total consumer	2,025	2,025	767	115
Total	$21,465	17,588	9,505	3,649

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended March 31, 2013		Year ended December 31, 2012
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,693	2	3,881	17
Non-owner occupied RE	6,505	73	5,811	392
Construction	2,082	10	2,127	66
Business	4,167	25	3,880	84
Total commercial	14,447	110	15,699	559
Consumer
Real estate	984	8	1,397	44
Home equity	769	2	518	12
Construction	-	-	-	-
Other	247	2	240	14
Total consumer	2,000	12	2,155	70
Total	$16,447	122	17,854	629

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

During the first quarter of 2013, management implemented a new allowance model to measure the estimated credit losses inherent in the loan portfolio.  As a result, management has adjusted the historical loss period for the Commercial and Consumer  portfolio segments to 12 quarters.  Also, included in the general component of the allowance for loan losses for both portfolio segments is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio.  The new model's qualitative factors that measure the margin of imprecision have been updated to reflect the current lending environment. Lastly, the Consumer portfolio segment reserve now also includes an amount for the estimated impairment on nonaccrual consumer loans.

The following table summarizes the activity related to our allowance for loan losses:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Balance, beginning of period	$9,091	8,925
Provision for loan losses	1,125	1,200
Loan charge-offs:
Commercial
Owner occupied RE	(386)	(129)
Non-owner occupied RE	-	(143)
Construction	-	-
Business	(515)	(561)
Total commercial	(901)	(833)
Consumer
Real estate	-	(102)
Home equity	-	(7)
Construction	-	-
Other	(43)	-
Total consumer	(43)	(109)
Total loan charge-offs	(944)	(942)
Loan recoveries:
Commercial
Owner occupied RE	2	4
Non-owner occupied RE	-	-
Construction	-	9
Business	86	-
Total commercial	88	13
Consumer
Real estate	-	-
Home equity	7	-
Construction	-	-
Other	-	-
Total consumer	7	-
Total recoveries	95	13
Net loan charge-offs	(849)	(929)
Balance, end of period	$9,367	9,196
Net charge-offs to average loans (annualized)	0.52%	0.62%
Allowance for loan losses to gross loans	1.41%	1.51%
Allowance for loan losses to nonperforming loans	148.49%	91.55%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Three months March 31, 2013
(dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$7,981	1,110	9,091
Provision	541	584	1,125
Loan charge-offs	(901)	(43)	(944)
Loan recoveries	88	7	95
Net loan charge-offs	(813)	(36)	(849)
Balance, end of period	$7,709	1,658	9,367

		Year ended December 31, 2012
	Commercial	Consumer	Total
Balance, beginning of period	$8,061	864	8,925
Provision	3,447	1,103	4,550
Loan charge-offs	(3,600)	(905)	(4,505)
Loan recoveries	73	48	121
Net loan charge-offs	(3,527)	(857)	(4,384)
Balance, end of period	$7,981	1,110	9,091

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					March 31, 2013
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,012	466	3,478	13,331	1,974	15,305
Collectively evaluated	4,697	1,192	5,889	458,380	191,559	649,939
Total	$7,709	1,658	9,367	471,711	193,533	665,244

					December 31, 2012
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,534	-	3,534	15,563	-	15,563
Collectively evaluated	4,447	1,110	5,557	442,906	187,480	630,386
Total	$7,981	1,110	9,091	458,469	187,480	645,949

NOTE 5 - Troubled Debt Restructurings

At March 31, 2013, we had 34 loans totaling $11.9 million and at December 31, 2012 we had 36 loans totaling $14.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	4	-	-	-	4	853	853
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	4	-	-	-	4	$853	$853

For the three months ended March 31, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment

Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	1	-	-	1	820	820
Construction	-	-	-	-	-	-	-
Business	-	-	-	-	-	-	-
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	-	1	-	-	1	$820	$820

The following table summarizes loans modified as TDRs within the previous 12-month period for which there was a payment default during the three months ended March 31, 2013 and 2012, respectively.

		For the three months ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$-	2	$1,746
Non-owner occupied RE	-	-	1	819
Construction	-	-	-	-
Business	-	-	-	-
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	-	$-	3	$2,565

NOTE 6 - Fair Value Accounting

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company's current loan and appraisal policies require the Bank to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			March 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US Government agencies	$-	7,762	-	7,762
SBA securities	-	6,020	-	6,020
State and political subdivisions	-	24,933	-	24,933
Mortgage-backed securities	-	36,391	-	36,391
Total assets measured at fair value on a recurring basis	$-	75,106	-	75,106

			December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US Government agencies	$-	7,785	-	7,785
SBA securities	-	6,072	-	6,072
State and political subdivisions	-	25,249	-	25,249
Mortgage-backed securities	-	39,116	-	39,116
Total assets measured at fair value on a recurring basis	$-	78,222	-	78,222

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of March 31, 2013. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of March 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	10,482	1,345	11,827
Other real estate owned	-	2,361	191	2,552
Total assets measured at fair value on a nonrecurring basis	$-	12,843	1,536	14,379

			As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	13,748	191	13,939
Other real estate owned	-	1,390	329	1,719
Total assets measured at fair value on a nonrecurring basis	$-	15,138	520	15,658

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company's financial instruments at March 31, 2013 and December 31, 2012 are as follows:

			March 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$36,190	36,190	36,190	-	-
Other investments, at cost	7,602	7,602	-	-	7,602
Loans, net	655,877	665,101	-	10,482	654,619
Bank owned life insurance	18,885	18,885	-	-	18,885
Financial Liabilities:
Deposits	612,394	593,142	-	593,142	-
FHLB and other borrowings	124,100	139,476	-	139,476	-
Junior subordinated debentures	13,403	5,093	-	5,093	-

			December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$29,413	29,413	29,413	-	-
Other investments, at cost	7,794	7,794	-	-	7,794
Loans, net	636,858	645,852	-	13,748	632,104
Bank owned life insurance	18,725	18,725	-	-	18,725
Financial Liabilities:
Deposits	576,299	561,599	-	561,599	-
FHLB and other borrowings	124,100	140,455	-	140,455	-
Junior subordinated debentures	13,403	5,093	-	5,093	-

NOTE 7 - Earnings Per Common Share and Stock Dividend

On January 15, 2013, the Company's Board of Directors approved a 10% stock dividend to the Company's shareholders. The record date for shareholders entitled to receive the stock dividend was February 1, 2013 and the distribution date was February 15, 2013. Certain amounts in our Consolidated Balance Sheets, including common shares outstanding, have been adjusted for the prior period to reflect the stock dividend. In addition, earnings per share and average shares outstanding in our Consolidated Statements of Income have been adjusted for the prior period to reflect the stock dividend.

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month period ended March 31, 2013. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options that were outstanding at March 31, 2013. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2013 and 2012, 74,802 and 86,902 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

			Three months ended March 31,
	(dollars in thousands, except share data)	2013	2012
	Numerator:
	Net income	$961	688
Less:	Preferred stock dividend	197	216
	Discount accretion	-	73
Add:	Redemption of preferred stock	20	-
	Net income available to common shareholders	$784	399
	Denominator:
	Weighted-average common shares outstanding - basic	4,262,330	4,222,622
	Common stock equivalents	108,994	45,191
	Weighted-average common shares outstanding - diluted	4,371,324	4,267,813
	Earnings per common share:
	Basic	$0.18	$0.09
	Diluted	$0.18	$0.09

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 and assesses our financial condition as of March 31, 2013 as compared to December 31, 2012. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

Discussion of forward-looking statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following:

•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	credit losses due to loan concentration;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in deposit flows;
•	changes in technology;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	changes in monetary and tax policies;
•	changes in accounting policies and practices;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing clients, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

OVERVIEW

We are a bank holding company headquartered in Greenville, South Carolina, and were incorporated in March 1999 under the laws of South Carolina. We provide a wide range of banking services and products to our clients through our wholly-owned bank subsidiary, Southern First Bank. We do not engage in any significant operations other than the ownership of our banking subsidiary. On March 6, 2013, the Bank was approved by the South Carolina Board of Financial Institutions to convert from a national bank charter to a South Carolina state bank charter, and change its name from Southern First Bank, N.A. to Southern First Bank. Both changes were effective beginning April 1, 2013.

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. We currently have eight offices located in Greenville, Lexington, Richland, and Charleston Counties of South Carolina. In December 2012, we opened our Charleston office at 480 East Bay Street, Charleston, South Carolina and our third full-service office in Columbia, South Carolina.

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

At March 31, 2013, we had total assets of $821.7 million, a 3.0% increase from total assets of $798.0 million at December 31, 2012. The largest components of our total assets are loans and securities which were $655.9 million and $82.7 million, respectively, at March 31, 2013. Comparatively, our loans and securities totaled $636.9 million and $86.0 million, respectively, at December 31, 2012. Our liabilities and shareholders' equity at March 31, 2013 totaled $757.3 million and $64.4 million, respectively, compared to liabilities of $733.9 million and shareholders' equity of $64.1 million at December 31, 2012. The principal component of our liabilities is deposits which were $612.4 million and $576.3 million at March 31, 2013 and December 31, 2012, respectively.

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

Our net income was $961,000 and $688,000 for the three months ended March 31, 2013 and 2012, respectively, an increase of $273,000, or 39.7%. After our dividend payment to our preferred shareholders, net income to common shareholders was $784,000, or diluted earnings per share ("EPS") of $0.18, for the first quarter of 2013 as compared to net income to common shareholders of $399,000, or diluted EPS of $0.09 for the same period in 2012. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

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

Effect of Economic Trends

The twelve months ended December 31, 2012 and the first three months of 2013 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, during the past four years, hundreds of financial institutions failed or merged with other institutions, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the Emergency Economic Stabilization Act of 2008 (the "EESA"), the Troubled Asset Relief Program (the "TARP"), the American Recovery and Reinvestment Act of 2009 (the "Recovery Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the CPP or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital. There can be no assurance as to the actual impact of the EESA, the TARP, the Recovery Act, the Dodd-Frank Act or any governmental program on the financial markets.

The weak economic conditions are expected to continue throughout 2013, and financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended March 31, 2013 our net interest income was $6.9 million, a 12.2% increase over net interest income of $6.1 million for the same period in 2012. In comparison, our average earning assets increased 6.0%, or $43.2 million, during the first quarter of 2013 compared to the first quarter of 2012, while our interest bearing liabilities increased by $32.6 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, partially offset by a decrease in investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits and FHLB advances.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month period ended March 31, 2013 and 2012. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$23,405	$14	0.24%	$21,447	$14	0.26%
Investment securities, taxable	60,509	308	2.06%	82,137	424	2.08%
Investment securities, nontaxable (2)	25,081	252	4.07%	18,135	215	4.76%
Loans	657,616	8,265	5.10%	601,740	7,986	5.34%
Total interest-earning assets	766,611	8,839	4.68%	723,459	8,639	4.80%
Noninterest-earning assets	43,586			44,152
Total assets	$810,197			$767,611
Interest-bearing liabilities
NOW accounts	$160,051	124	0.31%	$153,317	272	0.71%
Savings & money market	118,579	81	0.28%	119,854	134	0.45%
Time deposits	222,894	601	1.09%	210,875	856	1.63%
Total interest-bearing deposits	501,524	806	0.65%	484,046	1,262	1.05%
FHLB advances and other borrowings	138,642	973	2.85%	123,547	1,070	3.48%
Junior subordinated debentures	13,403	86	2.60%	13,403	96	2.88%
Total interest-bearing liabilities	653,569	1,865	1.16%	620,996	2,428	1.57%
Noninterest-bearing liabilities	91,945			82,866
Shareholders' equity	64,683			63,749
Total liabilities and shareholders' equity	$810,197			$767,611
Net interest spread			3.52%			3.23%
Net interest income (tax equivalent) / margin		$6,974	3.69%		$6,211	3.45%
Less: tax-equivalent adjustment (2)		96			82
Net interest income		$6,878			$6,129

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.69% for the three months ended March 31, 2013 compared to 3.45% for the first quarter of 2012. The 24 basis point increase in net interest margin as compared to the same period in 2012, was driven primarily by a 41 basis point reduction in the cost of our interest bearing liabilities, offset in part by a 12 basis point reduction in the yield of our interest earning assets.

While our interest-bearing liabilities increased by $32.6 million during the first quarter of 2013 as compared to the first quarter of 2012, our interest expense decreased by $563,000 due to a 41 basis point decline in the rate paid on these liabilities. During the past 12 months, we have continued to reduce rates on all of our deposit products in line with the historically low Federal funds target rate. Consequently, the cost of our interest bearing deposits decreased 40 basis points from the first quarter of 2012. Also, during the past 12 months, we restructured $45.0 million of our FHLB advances from a weighted average rate of 3.16% to a weighted average rate of 2.42%, which reduced the overall weighted average rate on our FHLB advances by 46 basis points.

In addition, our interest-earning assets increased by $43.2 million as compared to the same quarter in 2012, while the yield on these assets decreased by 12 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past. Our average loan balances increased by $55.9 million as of the first quarter of 2013, compared to the same period in 2012, while our loan yield decreased by 24 basis points during the same period.

Our net interest spread was 3.52% for the three months ended March 31, 2013 compared to 3.23% for the same period in 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 41 basis point reduction in rate on our interest-bearing liabilities, partially offset by an 12 basis point decline in yield on our earning assets, resulted in a 29 basis point increase in our net interest spread for the 2013 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2013 vs. 2012				March 31, 2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$542	(241)	(22)	279	216	(339)	(14)	(137)
Investment securities	(87)	(7)	1	(93)	197	(67)	(27)	103
Federal funds sold	1	(1)	-	-	(16)	4	(2)	(14)
Total interest income	456	(249)	(21)	186	397	(402)	(43)	(48)
Interest expense
Deposits	57	(491)	(22)	(456)	84	(766)	(33)	(715)
FHLB advances and other borrowings	151	(221)	(27)	(97)	7	(77)	(1)	(71)
Junior subordinated debt	-	(10)	-	(10)	-	10	-	10
Total interest expense	208	(722)	(49)	(563)	91	(833)	(34)	(776)
Net interest income	$248	473	28	749	306	431	(9)	728

Net interest income, the largest component of our income, was $6.9 million for the three month period ended March 31, 2013 and $6.1 million for the three months ended March 31, 2012, a $749,000, or 12.2% increase during the first quarter of 2013. The increase in net interest income is due to a $186,000 increase in interest income, combined with a $563,000 decrease in interest expense. While our interest earning assets increased by $43.2 million during the first quarter of 2013 compared to the first quarter of 2012, the 41 basis point decline in the cost of our interest bearing liabilities had a larger impact on the increase in net interest income during the 2013 period.

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

For the three months ended March 31, 2013 and 2012, we incurred a noncash expense related to the provision for loan losses of $1.1 million and $1.2 million, respectively, resulting in an allowance for loan losses of $9.4 million and $9.2 million for the 2013 and 2012 periods, respectively. The slightly lower provision for loan losses during the 2013 period relates primarily to the overall improvement in the credit quality of our loan portfolio during the first three months of 2013. The $9.4 million allowance represented 1.41% of gross loans at March 31, 2013 while the $9.2 million allowance was 1.51% of gross loans at March 31, 2012.

During the past twelve months, our loan balances increased by $57.3 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Loan fee income	$259	200
Service fees on deposit accounts	225	181
Income from bank owned life insurance	160	159
Gain on sale of investment securities	-	72
Other income	238	225
Total noninterest income	$882	837

Noninterest income increased $45,000, or 5.4%, in the first quarter of 2013 as compared to the same period in 2012. The increase in total noninterest income during this 2013 period resulted primarily from the following:

•	Loan fee income increased 29.5%, or $59,000, resulting primarily from increased mortgage origination fee income of $236,000.
•	Service fees on deposit accounts increased $44,000, or 24.3%, primarily related to additional income from service charges on our checking, money market, and savings accounts.
•	Other income increased by 5.8%, or $13,000, due primarily to increased income received from ATM and debit card transactions which is volume driven.

Partially offsetting these increases in noninterest income was a reduction in the gain on sale of investment securities from $72,000 recognized during the 2012 period. We had no sales of investment securities during the first quarter of 2013.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $119,000 and $108,000 for the three months ended March 31, 2013 and 2012, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Compensation and benefits	$2,952	2,425
Occupancy	707	583
Real estate owned activity	20	278
Data processing and related costs	576	514
Insurance	240	352
Marketing	186	194
Professional fees	181	180
Other	368	253
Total noninterest expense	$5,230	4,779

Noninterest expense was $5.2 million for the three months ended March 31, 2013, a $451,000, or 9.4%, increase from noninterest expense of $4.8 million for the three months ended March 31, 2012.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased 21.7%, or $527,000, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $298,000 driven by the cost of 17 additional employees, 11 of which were hired to support our new Charleston and Forest Drive offices, and three of which were hired in relation to the expansion of our mortgage operations, combined with annual company-wide salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $59,000, while benefit expenses increased $175,000 during the same period, compared to the first quarter of the prior year.
•	Occupancy expenses increased $124,000, or 21.3%, driven by increased depreciation, utilities and maintenance expenses related to our two new offices in Charleston and Columbia, South Carolina.
•	Data processing and related costs increased 12.1%, or $62,000, primarily related to the increased number of clients and accounts we serve, as well as additional services we provide to our clients.
•	Other expenses increased by $115,000, or 45.5%, primarily related to additional costs associated with our two new offices, as well as $55,000 related to a litigation settlement.

Partially offsetting these increases in noninterest expense were decreases resulting from:

•	Real estate owned activity decreased by $258,000, due primarily to a loss on sale of $203,000 and write-downs of $52,000 recorded on properties held by us during the first quarter of 2012, compared to expenses of $20,000 recorded during the 2013 period.
•	Insurance expense decreased by $112,000, or 31.8%, due to lesser FDIC insurance premiums and a lower OCC assessment fee resulting from the termination of the formal agreement with the OCC in December 2012.

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 67.1% for the first quarter of 2013 compared to 65.3% for the same period in 2012. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and nointerest income. The higher efficiency ratio during the 2013 period relates primarily to the increase in noninterest expense due to the additional costs associated with opening our two new retail locations and expanding our mortgage operations capabilities.

We incurred income tax expense of $444,000 for the three months ended March 31, 2013 as compared to $299,000 during the same period in 2012. Our effective tax rate was 31.6% and 30.3% for the three months ended March 31, 2013 and 2012, respectively. The increase in income tax expense during the 2013 periods is primarily a result of the increase in our net income during the respective periods.

Balance Sheet Review

Investment Securities

At March 31, 2013, the $82.7 million in our investment securities portfolio represented approximately 10.1% of our total assets. We held investment securities with a fair value of $75.1 million and an amortized cost of $73.6 million resulting in an unrealized gain of $1.5 million. At December 31, 2012, the $86.0 million in our investment securities portfolio represented approximately 10.8% of our total assets. We held investment securities with a fair value of $78.2 million and an amortized cost of $76.4 million for an unrealized gain of $1.8 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2013 and 2012 were $657.6 million and $601.7 million, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2013 and December 31, 2012 were $665.2 and $646.0 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2013, our loan portfolio included $538.9 million, or 81.0%, of real estate loans. As of December 31, 2012, real estate loans made up 80.9% of our loan portfolio and totaled $522.5 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $78.8 million as of March 31, 2013, of which approximately 39% were in a first lien position, while the remaining balance was second liens. The average loan had a balance of approximately $85,000 and a loan to value of 74%. Further, 0.59% of our total home equity lines of credit were over 30 days past due as of March 31, 2013.

Following is a summary of our loan composition at March 31, 2013 and December 31, 2012. Of the $19.2 million in loan growth, $12.9 million is related to our new East Bay Street office in Charleston with growth of $8.3 million in non-owner occupied real estate, $2.2 million in owner occupied real estate, and $2.0 million in commercial business loans.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$157,207	23.6%	158,790	24.6%
Non-owner occupied RE	178,789	26.9%	165,163	25.6%
Construction	20,100	3.0%	20,347	3.1%
Business	115,615	17.4%	114,169	17.7%
Total commercial loans	471,711	70.9%	458,469	71.0%
Consumer
Real estate	87,226	13.1%	86,559	13.4%
Home equity	78,785	11.9%	77,895	12.1%
Construction	16,765	2.5%	13,749	2.1%
Other	10,757	1.6%	9,277	1.4%
Total consumer loans	193,533	29.1%	187,480	29.0%
Total gross loans, net of deferred fees	665,244	100.0%	645,949	100.0%
Less—allowance for loan losses	(9,367)		(9,091)
Total loans, net	$655,877		$636,858

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of March 31, 2013 and December 31, 2012, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial	$2,717	2,618
Consumer	691	740
Nonaccruing troubled debt restructurings	2,900	4,809
Total nonaccrual loans	6,308	8,167
Other real estate owned	2,522	1,719
Total nonperforming assets	$8,830	$9,886

At March 31, 2013, nonperforming assets were $8.8 million, or 1.07% of total assets and 1.33% of gross loans. Comparatively, nonperforming assets were $9.9 million, or 1.24% of total assets and 1.53% of gross loans at December 31, 2012. Nonaccrual loans decreased $1.1 million to $8.8 million at March 31, 2013 from $9.9 million at December 31, 2012. Nonaccrual loans at March 31, 2013 include two loans which were put on nonaccrual status during the first three months of 2013. In addition, during the first three months of 2013, two nonaccrual loans were transferred to OREO, and four nonaccrual loans were either fully or partially charged-off. The amount of foregone interest income on the nonaccrual loans in the first three months of 2013 was approximately $237,000.

Nonperforming assets include other real estate owned which increased by $803,000 from December 31, 2012. During the first three months of 2013 we added two properties for $1.0 million and sold two properties for $198,000. The balance at March 31, 2013 includes six commercial properties totaling $2.4 million and three residential properties totaling $124,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2013.

At March 31, 2013 and 2012, the allowance for loan losses represented 148.55% and 91.6% of the total amount of nonperforming loans, respectively. A significant portion, or 82%, of nonperforming loans at March 31, 2013 is secured by real estate. Our nonperforming loans have been written down to approximately 64% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $9.4 million as of March 31, 2013 to be adequate.

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

In addition, at March 31, 2013, 81.0% of our loans are collateralized by real estate and 85.8% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. In situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, and other observable market data) to estimate the current fair value. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment based on external market data. As of March 31, 2013, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

As of March 31, 2013, impaired loans totaled $15.3 million for which $8.9 million of these loans have a reserve of approximately $3.5 million allocated in the allowance. During the first three months of 2013, the average recorded investment in impaired loans was approximately $16.5 million. Comparatively, impaired loans totaled $17.6 million at December 31, 2012, and $9.5 million of these loans had a reserve of approximately $3.7 million allocated in the allowance. During 2012, the average recorded investment in impaired loans was approximately $17.9 million.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, either in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses was $9.4 million and $9.2 million at March 31, 2013 and 2012, respectively, or 1.41% and 1.51% of outstanding loans, respectively. At December 31, 2012, our allowance for loan losses was $9.1 million, or 1.41% of outstanding loans, and we had net loans charged-off of $4.4 million for the year ended December 31, 2012.

During the three months ended March 31, 2013, we charged-off $944,000 of loans and recorded $95,000 of recoveries on loans previously charged-off, for net charge-offs of $849,000, or 0.52% of average loans. Comparatively, we charged-off $942,000 million of loans and recorded $13,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $929,000, or 0.62% of average loans for the first three months of 2012.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended March 31,		Year ended
(dollars in thousands)	2013	2012	December 31, 2012
Balance, beginning of period	$9,091	8,925	8,925
Provision	1,125	1,200	4,550
Loan charge-offs	(944)	(942)	(4,505)
Loan recoveries	95	13	121
Net loan charge-offs	(849)	(929)	(4,384)
Balance, end of period	$9,367	9,196	9,091

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

Our retail deposits represented $593.2 million, or 96.9%, of total deposits at March 31, 2013, while our out-of-market, or brokered, deposits represented $19.3 million, or 3.1%, of total deposits. At December 31, 2012, retail deposits represented $563.3 million, or 97.7%, of our total deposits and brokered CDs were $13.0 million, representing 2.3% of our total deposits. Of the $29.9 million increase in retail deposits, $15.8 million is related to our two new retail offices which were opened in December 2012. Our loan-to-deposit ratio was 109% and 112% at March 31, 2013 and December 31, 2012, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$85,380	-%	77,975	-%
Interest bearing demand deposits	160,051	0.32%	153,317	0.71%
Money market accounts	112,377	0.29%	114,842	0.46%
Savings accounts	6,202	0.10%	5,012	0.14%
Time deposits less than $100,000	78,492	0.96%	69,474	1.28%
Time deposits greater than $100,000	144,402	1.16%	141,401	1.81%
Total deposits	$586,904	0.56%	562,021	0.90%

During the three months ended March 31, 2013, our average transaction account balances increased by $12.9 million, or 3.7%, from the three months ended March 31, 2012. In addition, our average time deposit balances increased by $12.0 million, or 5.7%, during the 2013 period.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $460.2 million and $427.9 million at March 31, 2013 and December 31, 2012, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2013 was as follows:

(dollars in thousands)	March 31, 2013
Three months or less	$32,768
Over three through six months	22,074
Over six through twelve months	39,257
Over twelve months	58,057
Total	$152,156

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

At March 31, 2013 and December 31, 2012, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $36.2 million and $29.4 million, or 4.4% and 3.7% of total assets, respectively. Our investment securities at March 31, 2013 and December 31, 2012 amounted to $82.7 million and $86.0 million, or 10.1% and 10.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 44% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $34.0 million for which there were no borrowings against the lines of credit at March 31, 2013.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2013 was $51.3 million, based on the Bank's $5.6 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders' equity at March 31, 2013 was $64.4 million. At December 31, 2012, total shareholders' equity was $64.1 million. The $301,000 increase from December 31, 2012 is primarily related to net income of $961,000 during the three month period ended March 31, 2013, offset partially by the $500,000 repurchase of 500 shares of our preferred stock.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the three months ended March 31, 2013 and the year ended December 31, 2012. Since our inception, we have not paid cash dividends.

	March 31, 2013	December 31, 2012
Return on average assets	0.48%	0.50%
Return on average equity	6.03%	6.03%
Return on average common equity	6.51%	5.79%
Average equity to average assets ratio	7.98%	8.30%
Tangible common equity to assets ratio	5.92%	5.99%

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

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered "adequately capitalized" under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of March 31, 2013, our capital ratios exceed those required to be well-capitalized.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2013
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$84,440	12.71%	53,151	8.0%	66,439	10.0%
Tier 1 Capital (to risk weighted assets)	76,114	11.46%	26,576	4.0%	39,863	6.0%
Tier 1 Capital (to average assets)	76,114	9.42%	32,326	4.0%	40,408	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2013
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$84,781	12.76%	53,151	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	76,455	11.51%	26,576	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	76,455	9.46%	32,326	4.0%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2013, unfunded commitments to extend credit were $118.9 million, of which $22.2 million was at fixed rates and $96.7 million was at variable rates. At December 31, 2012, unfunded commitments to extend credit were $115.6 million, of which approximately $22.1 million was at fixed rates and $93.5 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2013 and December 31, 2012, there was a $2.4 million and $2.3 million, respectively, commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2013, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(4.15)%
Up 200 basis points	(5.43)%
Up 100 basis points	(3.87)%
Base	-
Down 100 basis points	(0.89)%
Down 200 basis points	(2.43)%
Down 300 basis points	(3.56)%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2012, as filed in our Annual Report on Form 10-K.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013 the FASB clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. These amendments did not have a material effect on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Recent Regulatory Developments

On June 8, 2010, the Bank entered into a formal agreement (the "Formal Agreement") with its primary regulator, the Office of the Comptroller of the Currency (the "OCC"). The Formal Agreement sought to enhance the Bank's existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity, and funds management. In addition, on May 24, 2010, the OCC established Individual Minimum Capital Ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. Specifically, we were required to maintain total risk-based capital of at least 12%, Tier 1 capital of at least 10%, and a leverage ratio of at least 9%. On January 3, 2013, the OCC notified the Bank that effective December 19, 2012, it was no longer subject to the Formal Agreement nor was it subject to the Individual Minimum Capital Ratios established.

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

In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, the TARP, the Recovery Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act and related economic recovery programs. Some of the more recent actions include those described in Part I. Item 1. Business - Supervision and Regulation of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity and - Liquidity Risk.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the company is a party or of which any of its property is the subject.

Item 1A RISK FACTORS.

Not applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Item 5. OTHER INFORMATION.

Not applicable

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 6, 2013	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2013	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.