Form 10-Q
period 2013-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2013-08-06
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,269,437 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 31, 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2013 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,815	13,063
Interest-bearing deposits with banks	17,029	16,350
Federal funds sold	8,795	-
Total cash and cash equivalents	35,639	29,413
Investment securities:
Investment securities available for sale	69,483	78,222
Other investments	6,116	7,794
Total investment securities	75,599	86,016
Loans	687,482	645,949
Less allowance for loan losses	(9,561)	(9,091)
Loans, net	677,921	636,858
Bank owned life insurance	21,043	18,725
Property and equipment, net	19,971	18,733
Deferred income taxes	4,154	3,176
Other assets	4,680	5,077
Total assets	$839,007	797,998
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$632,072	576,299
Federal funds purchased	-	13,190
Federal Home Loan Bank advances and other borrowings	124,100	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	5,870	6,881
Total liabilities	775,445	733,873
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 15,299 and 16,299 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	15,299	16,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,269,437 and 4,247,404 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	43	43
Nonvested restricted stock	(156)	(160)
Additional paid-in capital	42,751	42,396
Accumulated other comprehensive income	(623)	1,178
Retained earnings	6,248	4,369
Total shareholders' equity	63,562	64,125
Total liabilities and shareholders' equity	$839,007	797,998

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2012 have been adjusted to reflect the ten percent stock dividend issued in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2013	2012	2013	2012
Interest income
Loans	$8,468	8,023	16,733	16,009
Investment securities	426	490	890	1,047
Federal funds sold	18	21	32	35
Total interest income	8,912	8,534	17,655	17,091
Interest expense
Deposits	724	1,037	1,530	2,299
Borrowings	1,058	1,119	2,117	2,284
Total interest expense	1,782	2,156	3,647	4,583
Net interest income	7,130	6,378	14,008	12,508
Provision for loan losses	750	1,275	1,875	2,475
Net interest income after provision for loan losses	6,380	5,103	12,133	10,033
Noninterest income
Loan fee income	267	190	526	389
Service fees on deposit accounts	204	172	428	353
Income from bank owned life insurance	158	151	318	310
Gain (loss) on sale of investment securities	-	(4)	-	68
Other income	249	232	488	458
Total noninterest income	878	741	1,760	1,578
Noninterest expenses
Compensation and benefits	3,018	2,348	5,970	4,773
Occupancy	744	614	1,452	1,197
Real estate owned activity	(14)	176	5	453
Data processing and related costs	594	508	1,170	1,022
Insurance	201	337	441	689
Marketing	218	182	404	362
Professional fees	183	233	364	428
Other	357	257	725	510
Total noninterest expenses	5,301	4,655	10,531	9,434
Income before income tax expense	1,957	1,189	3,362	2,177
Income tax expense	657	374	1,100	674
Net income	1,300	815	2,262	1,503
Preferred stock dividend	191	216	389	432
Discount accretion	-	106	-	179
Redemption of preferred stock	-	96	20	96
Net income available to common shareholders	$1,109	589	1,893	988
Earnings per common share
Basic	$0.26	0.14	0.44	0.23
Diluted	$0.25	0.13	0.43	0.23
Weighted average common shares outstanding
Basic	4,269,097	4,225,993	4,265,714	4,224,308
Diluted	4,423,141	4,436,920	4,397,233	4,352,367

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2012 period have been adjusted to reflect the ten percent stock dividend issued in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$1,300	815	2,262	1,503
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(2,415)	585	(2,730)	446
Tax (expense) benefit	821	(198)	929	(152)
Reclassification to realized (gain) loss	-	4	-	(68)
Tax expense (benefit)	-	(1)	-	23
Other comprehensive income (loss)	(1,594)	390	(1,801)	249
Comprehensive income (loss)	$(294)	1,205	461	1,752

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Common stock		Preferred stock			Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount		stock	capital	income (loss)	earnings	Total
December 31, 2011	3,820,830	$ 38	17,299	$ 16,596		$ (16)	$ 39,546	$ 1,041	$ 5,334	$ 62,539
Net income	-	-	-	-		-	-	-	1,503	1,503
Preferred stock transactions:
Redemption of preferred stock			(1,000)	(1,000)					96	(904)
Cash dividends on Series T preferred stock	-	-	-	-		-	-	-	(432)	(432)
Discount accretion	-	-	-	179		-	-	-	(179)	-
Proceeds from exercise of stock options	9,075	-	-	-		-	57	-	-	57
Stock dividend on stock options and restricted stock (10%)	1,907	-	-	-		-	14	-	(14)	-
Issuance of restricted stock	10,000	-	-	-		(67)	67	-	-	-
Cash in lieu of fractional shares	-	-	-	-		-	-	-	(2)	(2)
Amortization of deferred compensation on restricted stock	-	-	-	-		11	-	-	-	11
Compensation expense related to stock options, net of tax	-	-	-	-		-	150	-	-	150
Other comprehensive income	-	-	-	-		-	-	249	-	249
June 30, 2012	3,841,812	$ 38	16,299	$ 15,775		$ (72)	$ 39,834	$ 1,290	$ 6,306	$ 63,171
December 31, 2012	4,247,404	$ 43	16,299	$ 16,299		$ (160)	$ 42,396	$ 1,178	$ 4,369	$ 64,125
Net income	-	-	-	-		-	-	-	2,262	2,262
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)		-	-	-	20	(980)
Cash dividends on Series T preferred stock	-	-	-	-		-	-	-	(396)	(396)
Proceeds from exercise of stock options	19,533	-	-	-		-	121	-	-	121
Issuance of restricted stock	2,500	-	-	-		(24)	24	-	-	-
Cash in lieu of fractional shares	-	-	-	-		-	-	-	(7)	(7)
Amortization of deferred compensation on restricted stock	-	-	-	-		28	-	-	-	28
Compensation expense related to stock options, net of tax	-	-	-	-		-	210	-	-	210
Other comprehensive loss	-	-	-	-		-	-	(1,801)	-	(1,801)
June 30, 2013	4,269,437	$ 43	15,299	$ 15,299	$	$ (156)	$ 42,751	$ (623)	$ 6,248	$ 63,562

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2011 and 2012 have been adjusted to reflect the ten percent stock dividends issued in 2012 and 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2013	2012
Operating activities
Net income	$2,262	1,503
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,875	2,475
Depreciation and other amortization	596	494
Accretion and amortization of securities discounts and premium, net	380	496
Gain on sale of investment securities	-	(68)
(Gain) loss on sale and write-down of real estate owned	(22)	413
Compensation expense related to stock options and grants	238	161
Increase in cash surrender value of bank owned life insurance	(318)	(310)
(Increase) decrease in deferred tax asset	(50)	9
(Increase) decrease in other assets, net	(12)	931
Decrease in other liabilities, net	(1,010)	(250)
Net cash provided by operating activities	3,939	5,854
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(43,939)	(23,729)
Purchase of property and equipment	(1,834)	(326)
Purchase of investment securities:
Available for sale	-	(2,591)
Other	(675)	-
Payments and maturity of investment securities:
Available for sale	5,429	7,062
Other	2,353	101
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of investment securities	200	29,730
Proceeds from sale of real estate owned	1,432	1,938
Net cash provided by (used for) used for investing activities	(39,034)	12,185
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	55,773	(8,495)
Decrease in short-term borrowings	(13,190)	-
Cash dividend on preferred stock	(396)	(432)
Cash in lieu of fractional shares	(7)	(2)
Redemption of preferred stock	(980)	(904)
Proceeds from the exercise of stock options and warrants	121	57
Net cash provided by (used for) financing activities	41,321	(9,776)
Net increase in cash and cash equivalents	6,226	8,263
Cash and cash equivalents at beginning of the period	29,413	23,005
Cash and cash equivalents at end of the period	$35,639	31,268
Supplemental information
Cash paid for
Interest	$4,059	4,949
Income taxes	1,150	664
Schedule of non-cash transactions
Real estate acquired in settlement of loans	1,001	1,220
Unrealized gain (loss) on securities, net of income taxes	(1,801)	249

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Business and Basis of Presentation

Business Activity

Southern First Bancshares, Inc. (the "Company") is a South Carolina corporation that owns all of the capital stock of Southern First Bank (the "Bank") and all of the stock of Greenville First Statutory Trust I and II (collectively, the "Trusts"). On April 1, 2013, the Bank converted from a national bank charter to a South Carolina state bank charter and the bank name was changed from Southern First Bank, N.A. to Southern First Bank. As a national bank, the Bank's primary federal regulator was the Office of the Comptroller of the Currency (the "OCC"), and subsequent to the conversion, the Bank's primary federal regulator is the Federal Deposit Insurance corporation (the "FDIC"). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on March 5, 2013 (File No. 000-27719). The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the Trusts have not been consolidated.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company's financial statements.

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

In addition, on July 25, 2012, the Company completed its repurchase of the Warrant from the Treasury for a mutually agreed upon price of $1.1 million. The difference between the fair value of the Warrant, as originally recorded, and the $1.1 million repurchase price was $343,000 which resulted in a decrease to additional paid in capital. The Company also recorded the remaining accretion of $180,000 on the Series T Preferred Stock which brought the Preferred Stock to its par value. Following the settlement of the Warrant on July 25, 2012, the Treasury has completely eliminated its equity stake in the Company through the Capital Purchase Program.

In conjunction with the repurchase of the Warrant, the Company obtained an interest only line of credit for $1.5 million with another financial institution. Interest is payable quarterly at a rate of 5%, and the line of credit matures on February 3, 2014.

On January 3, 2013 and April 1, 2013, the Company redeemed a total of $1.0 million of its outstanding Series T preferred stock from three of its preferred shareholders. Since July of 2012, the Company has redeemed a cumulative $2.0 million of its outstanding Series T preferred stock and reduced the balance to $15.3 million.

NOTE 3 - Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2013
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US Government agencies	$7,782	-	468	7,314
SBA securities	5,904	-	323	5,581
State and political subdivisions	23,900	424	526	23,798
Mortgage-backed securities	32,841	298	349	32,790
Total investment securities available for sale	$70,427	722	1,666	69,483

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US Government agencies	$7,781	14	10	7,785
SBA securities	6,060	17	5	6,072
State and political subdivisions	24,167	1,130	48	25,249
Mortgage-backed securities	38,428	702	14	39,116
Total investment securities available for sale	$76,436	1,863	77	78,222

Contractual maturities and yields on our investment securities at June 30, 2013 and December 31, 2012 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							June 30, 2013
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies	$-	-	-	-	-	-	7,314	2.42%	7,314	2.42%
SBA securities	-	-	-	-	-	-	5,581	1.87%	5,581	1.87%
State and political subdivisions	216	2.40%	3,639	0.60%	4,803	3.11%	15,140	2.97%	23,798	2.63%
Mortgage-backed securities	-	-	-	-	-	-	32,790	2.04%	32,790	2.04%
Total	$216	2.40%	3,639	0.60%	4,803	3.11%	60,825	2.31%	69,483	2.27%

							December 31, 2012
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies	$-	-	-	-	--	-	7,785	2.42%	7,785	2.42%
SBA securities	-	-	-	-	--	-	6,072	1.89%	6,072	1.89%
State and political subdivisions	421	1.43%	3,671	0.60%	5,031	3.11%	16,126	2.96%	25,249	2.60%
Mortgage-backed securities	-	-	-	-	-	-	39,116	2.29%	39,116	2.29%
Total	$421	1.43%	3,671	0.60%	5,031	3.11%	69,099	2.42%	78,222	2.37%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2013
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US Government agencies	2	$7,314	$468	-	$-	$-	2	$7,314	$468
SBA securities	2	5,581	323	-	-	-	2	5,581	323
State and political subdivisions	29	11,810	526	-	-	-	29	11,810	526
Mortgage-backed securities	8	16,687	349	-	-	-	8	16,687	349
Total	41	$41,392	$1,666	-	$-	$-	41	$41,392	$1,666

								December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US Government agencies	1	$3,771	$10	-	$-	$-	1	$3,771	$10
SBA securities	1	2,015	5	-	-	-	1	2,015	5
State and political subdivisions	16	6,608	48	-	-	-	16	6,608	48
Mortgage-backed securities	2	3,669	14	-	-	-	2	3,669	14
Total	20	$16,063	$77	-	$-	$-	20	$16,063	$77

At June 30, 2013, the Company had 41 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2013	December 31, 2012
Federal Reserve Bank stock	$-	1,485
Federal Home Loan Bank stock	5,614	5,807
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$6,116	7,794

NOTE 4 - Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$181,257	26.4%	158,790	24.6%
Non-owner occupied RE	161,086	23.4%	165,163	25.6%
Construction	22,898	3.3%	20,347	3.1%
Business	116,513	17.0%	114,169	17.7%
Total commercial loans	481,754	70.1%	458,469	71.0%
Consumer
Real estate	97,172	14.1%	86,559	13.4%
Home equity	82,863	12.1%	77,895	12.1%
Construction	14,029	2.0%	13,749	2.1%
Other	11,664	1.7%	9,277	1.4%
Total consumer loans	205,728	29.9%	187,480	29.0%
Total gross loans, net of deferred fees	687,482	100.0%	645,949	100.0%
Less—allowance for loan losses	(9,561)		(9,091)
Total loans, net	$677,921		636,858

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

		June 30, 2013
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$26,479	107,023	47,755	181,257
Non-owner occupied RE	49,855	89,356	21,875	161,086
Construction	8,227	9,266	5,405	22,898
Business	61,376	48,121	7,016	116,513
Total commercial loans	145,937	253,766	82,051	481,754
Consumer
Real estate	17,417	30,330	49,425	97,172
Home equity	4,332	22,453	56,078	82,863
Construction	8,233	1,422	4,374	14,029
Other	5,585	4,962	1,117	11,664
Total consumer loans	35,567	59,167	110,994	205,728
Total gross loans, net of deferred fees	$181,504	312,933	193,045	687,482
Loans maturing after one year with:
Fixed interest rates				$338,246
Floating interest rates				167,732

		December 31, 2012
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$23,833	92,681	42,276	158,790
Non-owner occupied RE	47,252	98,514	19,397	165,163
Construction	9,206	4,387	6,754	20,347
Business	57,947	50,084	6,138	114,169
Total commercial loans	138,238	245,666	74,565	458,469
Consumer
Real estate	12,907	27,702	45,950	86,559
Home equity	7,083	17,832	52,980	77,895
Construction	6,032	1,530	6,187	13,749
Other	5,475	2,826	976	9,277
Total consumer	31,497	49,890	106,093	187,480
Total gross loan, net of deferred fees	$169,735	295,556	180,658	645,949
Loans maturing after one year with:
Fixed interest rates				$314,396
Floating interest rates				161,818

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				June 30, 2013
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$170,124	137,625	19,836	106,249	433,834
Special mention	8,698	9,315	1,170	4,030	23,213
Substandard	2,435	14,146	1,892	6,234	24,707
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$181,257	161,086	22,898	116,513	481,754

				December 31, 2012
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$148,255	141,352	18,265	105,024	412,896
Special mention	7,446	9,358	-	2,750	19,554
Substandard	3,089	14,453	2,082	6,395	26,019
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$158,790	165,163	20,347	114,169	458,469

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				June 30, 2013
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$180,398	160,401	21,960	115,012	477,771
30-59 days past due	137	141	-	614	892
60-89 days past due	-	-	-	300	300
Greater than 90 Days	722	544	938	587	2,791
	$181,257	161,086	22,898	116,513	481,754

				December 31, 2012
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$157,036	163,700	19,341	112,322	452,399
30-59 days past due	306	-	-	539	845
60-89 days past due	-	463	-	100	563
Greater than 90 Days	1,448	1,000	1,006	1,208	4,662
	$158,790	165,163	20,347	114,169	458,469

As of June 30, 2013 and December 31, 2012, loans 30 days or more past due represented 0.77% and 1.11% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.58% and 0.94% of our total loan portfolio as of June 30, 2013 and December 31, 2012, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				June 30, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$93,579	79,376	14,029	11,317	198,301
Special mention	1,839	2,177	-	236	4,252
Substandard	1,754	1,310	-	111	3,175
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$97,172	82,863	14,029	11,664	205,728

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Pass	$83,173	73,718	13,749	8,752	179,392
Special mention	2,307	2,290	-	170	4,767
Substandard	1,079	1,887	-	355	3,321
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$86,559	77,895	13,749	9,277	187,480

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				June 30, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$96,217	82,495	14,029	11,646	204,387
30-59 days past due	44	5	-	10	59
60-89 days past due	854	-	-	8	862
Greater than 90 Days	57	363	-	-	420
	$97,172	82,863	14,029	11,664	205,728

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Current	$85,999	77,430	13,749	9,233	186,411
30-59 days past due	560	100	-	-	660
60-89 days past due	-	-	-	44	44
Greater than 90 Days	-	365	-	-	365
	$86,559	77,895	13,749	9,277	187,480

As of June 30, 2013 and December 31, 2012, consumer loans 30 days or more past due were 0.19% and 0.17%, respectively, of total loans.

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans
Owner occupied RE	$292	155
Non-owner occupied RE	568	1,255
Construction	938	1,006
Business	490	202
Consumer loans
Real estate	171	119
Home equity	491	577
Construction	-	-
Other	-	44
Nonaccruing troubled debt restructurings	2,594	4,809
Total nonaccrual loans, including nonaccruing TDRs	5,544	8,167
Other real estate owned	1,310	1,719
Total nonperforming assets	$6,854	9,886
Nonperforming assets as a percentage of:
Total assets	0.82%	1.24%
Gross loans	1.00%	1.53%
Total loans over 90 days past due	$3,211	5,027
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	9,833	9,421

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

		June 30, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,267	1,267	975	262
Non-owner occupied RE	6,093	5,583	1,878	577
Construction	4,634	1,892	1,822	181
Business	5,471	4,660	3,434	1,938
Total commercial	17,465	13,402	8,109	2,958
Consumer
Real estate	1,070	1,070	636	204
Home equity	683	683	312	261
Construction	-	-	-	-
Other	222	222	194	44
Total consumer	1,975	1,975	1,142	509
Total	$19,440	15,377	9,251	3,590

		December 31, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$3,071	2,271	2,116	398
Non-owner occupied RE	7,497	7,162	2,218	831
Construction	4,824	2,082	1,075	213
Business	4,048	4,048	3,329	2,092
Total commercial	19,440	15,563	8,738	3,534
Consumer
Real estate	985	985	162	24
Home equity	770	770	605	91
Construction	-	-	-	-
Other	270	270	-	-
Total consumer	2,025	2,025	767	115
Total	$21,465	17,588	9,505	3,649

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

			Three months ended June 30, 2013		Three months ended June 30, 2012
(dollars in thousands)			Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE			$1,191	4	4,330	2
Non-owner occupied RE			5,715	78	5,563	77
Construction			1,987	16	2,201	18
Business			4,473	57	3,664	9
Total commercial			13,366	155	15,758	106
Consumer
Real estate			1,026	36	1,307	10
Home equity			726	3	524	2
Construction			-	-	-	-
Other			223	2	232	3
Total consumer			1,975	41	2,063	15
Total			$15,341	196	17,821	121

	Six months ended June 30, 2013		Six months ended June 30, 2012		Year ended December 31, 2012
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,551	7	4,577	76	3,881	17
Non-owner occupied RE	6,198	145	4,921	179	5,811	392
Construction	2,018	26	2,157	41	2,127	66
Business	4,331	86	3,977	16	3,880	84
Total commercial	14,098	264	15,632	312	15,699	559
Consumer
Real estate	239	43	1,436	21	1,397	44
Home equity	1,012	5	478	5	518	12
Construction	-	-	-	-	-	-
Other	741	4	232	6	240	14
Total consumer	1,992	52	2,146	32	2,155	70
Total	$16,090	316	17,778	344	17,854	629

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

The following table summarizes the activity related to our allowance for loan losses:

	Six months ended June 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$9,091	8,925
Provision for loan losses	1,875	2,475
Loan charge-offs:
Commercial
Owner occupied RE	(386)	(892)
Non-owner occupied RE	(172)	(232)
Construction	-	-
Business	(862)	(981)
Total commercial	(1,420)	(2,105)
Consumer
Real estate	-	(175)
Home equity	(38)	(7)
Construction	-	-
Other	(46)	-
Total consumer	(84)	(182)
Total loan charge-offs	(1,504)	(2,287)
Loan recoveries:
Commercial
Owner occupied RE	2	4
Non-owner occupied RE	-	-
Construction	-	9
Business	90	-
Total commercial	92	13
Consumer
Real estate	-	-
Home equity	7	-
Construction	-	-
Other	-	5
Total consumer	7	5
Total recoveries	99	18
Net loan charge-offs	(1,405)	(2,269)
Balance, end of period	$9,561	9,131
Net charge-offs to average loans (annualized)	0.43%	0.75%
Allowance for loan losses to gross loans	1.39%	1.48%
Allowance for loan losses to nonperforming loans	172.48%	88.07%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Six months June 30, 2013
(dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$7,981	1,110	9,091
Provision	1,332	543	1,875
Loan charge-offs	(1,420)	(84)	(1,504)
Loan recoveries	92	7	99
Net loan charge-offs	(1,328)	(77)	(1,405)
Balance, end of period	$7,985	1,576	9,561

		Year ended December 31, 2012
	Commercial	Consumer	Total
Balance, beginning of period	$8,061	864	8,925
Provision	3,447	1,103	4,550
Loan charge-offs	(3,600)	(905)	(4,505)
Loan recoveries	73	48	121
Net loan charge-offs	(3,527)	(857)	(4,384)
Balance, end of period	$7,981	1,110	9,091

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					June 30, 2013
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,958	509	3,467	13,402	1,975	15,377
Collectively evaluated	5,027	1,067	6,094	468,352	203,753	672,105
Total	$7,985	1,576	9,561	481,754	205,728	687,482

					December 31, 2012
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,534	-	3,534	15,563	-	15,563
Collectively evaluated	4,447	1,110	5,557	442,906	187,480	630,386
Total	$7,981	1,110	9,091	458,469	187,480	645,949

NOTE 5 - Troubled Debt Restructurings

At June 30, 2013, we had 37 loans totaling $12.4 million and at December 31, 2012 we had 36 loans totaling $14.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	2	-	-	-	2	291	291
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	2	-	-	-	2	$291	$291

For the six months ended June 30, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	1	1	-	-	2	3,918	3,918
Construction	-	-	-	-	-	-	-
Business	1	-	1	-	2	339	339
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	1	-	-	1	166	166
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	2	2	1	-	5	$4,423	$4,423

The following table summarizes loans modified as TDRs within the previous 12 month period for which there was a payment default during the six months ended June 30, 2013 and 2012, respectively.

		For the six months ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$ -	3	$ 2,713
Non-owner occupied RE	-	-	-	-
Construction	-	-	-	-
Business	-	-	1	40
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	-	$ -	4	$ 2,753

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company's current loan and appraisal policies require the Bank to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

Other Real Estate Owned

Other Real Estate Owned ("OREO"), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of real estate owned activity. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

			June 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US Government agencies	$-	7,314	-	7,314
SBA securities	-	5,581	-	5,581
State and political subdivisions	-	23,798	-	23,798
Mortgage-backed securities	-	32,790	-	32,790
Total assets measured at fair value on a recurring basis	$-	69,483	-	69,483
			December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US Government agencies	$-	7,785	-	7,785
SBA securities	-	6,072	-	6,072
State and political subdivisions	-	25,249	-	25,249
Mortgage-backed securities	-	39,116	-	39,116
Total assets measured at fair value on a recurring basis	$-	78,222	-	78,222

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of June 30, 2013. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			As of June 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	10,319	1,590	11,909
Other real estate owned	-	1,119	191	1,310
Total assets measured at fair value on a nonrecurring basis	$-	11,438	1,781	13,219

			As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	13,748	191	13,939
Other real estate owned	-	1,390	329	1,719
Total assets measured at fair value on a nonrecurring basis	$-	15,138	520	15,658

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012 are as follows:

			June 30, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$35,639	35,639	35,639	-	-
Other investments, at cost	6,116	6,116	-	-	6,116
Loans, net	677,921	687,391	-	10,319	677,072
Bank owned life insurance	21,043	21,043	-	-	21,043
Financial Liabilities:
Deposits	632,072	599,715	-	599,715	-
FHLB and other borrowings	124,100	138,825	-	138,825	-
Junior subordinated debentures	13,403	5,113	-	5,113	-

			December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$29,413	29,413	29,413	-	-
Other investments, at cost	7,794	7,794	-	-	7,794
Loans, net	636,858	645,852	-	13,748	632,104
Bank owned life insurance	18,725	18,725	-	-	18,725
Financial Liabilities:
Deposits	576,299	561,599	-	561,599	-
FHLB and other borrowings	124,100	140,455	-	140,455	-
Junior subordinated debentures	13,403	5,093	-	5,093	-

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

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2013 and 2012. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options that were outstanding at June 30, 2013. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2013 and 2012, 47,193 and 74,802 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended June 30,		Six months ended June 30,
	(dollars in thousands, except share data)	2013	2012	2013	2012
	Numerator:
	Net income	$1,300	$815	$2,262	$1,503
Less:	Preferred stock dividend	191	216	389	432
	Discount accretion	-	106	-	179
Add:	Redemption of preferred stock	-	96	20	96
	Net income available to common shareholders	$1,109	$589	$1,893	$988
	Denominator:
	Weighted-average common shares outstanding - basic	4,269,097	4,225,993	4,265,714	4,224,308
	Common stock equivalents	154,044	210,927	131,519	128,059
	Weighted-average common shares outstanding - diluted	4,423,141	4,436,920	4,397,233	4,352,367
	Earnings per common share:
	Basic	$0.26	$0.14	$0.44	$0.23
	Diluted	$0.25	$0.13	$0.43	$0.23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2013 as compared to the three and six month periods ended June 30, 2012 and assesses our financial condition as of June 30, 2013 as compared to December 31, 2012. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

cautionary warning regarding forward-looking statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," "potential," "believe," "continue," "assume," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following:

•	credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	credit losses due to loan concentration;

•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	restrictions or conditions imposed by our regulators on our operations;

•	increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•	changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in access to funding or increased regulatory requirements with regard to funding;

•	increased cybersecurity risk, including potential business disruptions or financial losses;

•	changes in deposit flows;

•	changes in technology;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	changes in monetary and tax policies;

•	changes in accounting policies and practices;

•	the rate of delinquencies and amounts of loans charged-off;

•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	our ability to attract and retain key personnel;

•	our ability to retain our existing clients, including our deposit relationships;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see "Risk Factors" under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

OVERVIEW

We are a bank holding company headquartered in Greenville, South Carolina, and were incorporated in March 1999 under the laws of South Carolina. We provide a wide range of banking services and products to our clients through our wholly-owned subsidiary, Southern First Bank, a South Carolina state bank. We do not engage in any significant operations other than the ownership of Bank.

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. We currently have eight offices located in Greenville, Lexington, Richland, and Charleston Counties of South Carolina. In December 2012, we opened our Charleston office at 480 East Bay Street, Charleston, South Carolina and our third full-service office in Columbia, South Carolina. During the second quarter of 2013, we purchased a piece of property for a future full-service office in Mount Pleasant, South Carolina. This office will be our second office in the Charleston, South Carolina market.

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

At June 30, 2013, we had total assets of $839.0 million, a 5.1% increase from total assets of $798.0 million at December 31, 2012. The largest components of our total assets are net loans and investment securities which were $677.9 million and $75.6 million, respectively, at June 30, 2013. Comparatively, our net loans and investment securities totaled $636.9 million and $86.0 million, respectively, at December 31, 2012. Our liabilities and shareholders' equity at June 30, 2013 totaled $775.4 million and $63.6 million, respectively, compared to liabilities of $733.9 million and shareholders' equity of $64.1 million at December 31, 2012. The principal component of our liabilities is deposits which were $632.1 million and $576.3 million at June 30, 2013 and December 31, 2012, respectively.

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

Our net income was $1.3 million and $815,000 for the three months ended June 30, 2013 and 2012, respectively, an increase of $485,000, or 59.5%. After our dividend payment to our preferred shareholders, net income to common shareholders was $1.1 million, or diluted earnings per share ("EPS") of $0.25, for the second quarter of 2013 as compared to net income to common shareholders of $589,000, or diluted EPS of $0.13 for the same period in 2012. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

Our net income was $2.3 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $759,000, or 50.5%. After our dividend payment to our preferred shareholders, net income to common shareholders was $1.9 million, or diluted EPS of $0.43, for the six months ended June 30, 2013 as compared to net income to common shareholders of $988,000, or diluted EPS of $0.23, for the same period in 2012. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

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

Effect of Economic Trends

The twelve months ended December 31, 2012 and the first six months of 2013 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, during the past four years, hundreds of financial institutions failed or merged with other institutions, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury, the FDIC and other governmental agencies continue to enact rules and related to economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities. The weak economic conditions are expected to continue throughout 2013, and financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended June 30, 2013 our net interest income was $7.1 million, an 11.8% increase over net interest income of $6.4 million for the same period in 2012. In comparison, our average earning assets increased 8.9%, or $63.9 million, during the second quarter of 2013 compared to the second quarter of 2012, while our average interest bearing liabilities increased by $63.0 million during the same period. The increase in average earning assets is primarily related to an increase in average loans while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits and FHLB advances.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2013 and 2012. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$29,043	$18	0.25%	$32,053	$21	0.26%
Investment securities, taxable	55,535	270	1.95%	58,839	358	2.45%
Investment securities, nontaxable (2)	24,619	252	4.10%	17,814	213	4.81%
Loans	673,930	8,468	5.04%	610,570	8,023	5.28%
Total interest-earning assets	783,127	9,008	4.61%	719,276	8,615	4.82%
Noninterest-earning assets	45,932			43,232
Total assets	$829,059			$762,508
Interest-bearing liabilities
NOW accounts	$153,025	99	0.26%	$155,501	231	0.60%
Savings & money market	148,530	121	0.33%	107,060	104	0.39%
Time deposits	223,195	504	0.91%	206,591	702	1.37%
Total interest-bearing deposits	524,750	724	0.55%	469,152	1,037	0.89%
Note payable and other borrowings	130,126	971	2.99%	122,700	1,027	3.37%
Junior subordinated debentures	13,403	87	2.60%	13,403	92	2.76%
Total interest-bearing liabilities	668,279	1,782	1.07%	605,255	2,156	1.43%
Noninterest-bearing liabilities	95,849			92,967
Shareholders' equity	64,931			64,286
Total liabilities and shareholders' equity	$829,059			$762,508
Net interest spread			3.54%			3.39%
Net interest income (tax equivalent) / margin		$7,226	3.70%		$6,459	3.61%
Less: tax-equivalent adjustment (2)		96			81
Net interest income		$7,130			$6,378

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.70% for the three months ended June 30, 2013 compared to 3.61% for the second quarter of 2012. The 9 basis point increase in net interest margin as compared to the same period in 2012, was driven primarily by a 36 basis point reduction in the cost of our interest bearing liabilities, offset in part by a 21 basis point reduction in the yield of our interest earning assets.

While our average interest-bearing liabilities increased by $63.0 million during the second quarter of 2013 as compared to the second quarter of 2012, our interest expense decreased by $374,000 due to a 36 basis point decline in the rate paid on these liabilities. During the past 12 months, we have continued to reduce rates on all of our deposit products in line with the historically low Federal funds target rate. Consequently, the cost of our interest bearing deposits decreased 34 basis points from the second quarter of 2012. Also, during the past 12 months, we restructured $35.0 million of our FHLB advances from a weighted average rate of 2.60% to a weighted average rate of 1.95%, which reduced the overall weighted average rate on our FHLB advances by 29 basis points.

In addition, our interest-earning assets increased by $63.9 million as compared to the same quarter in 2012, while the yield on these assets decreased by 21 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past. Our average loan balances increased by $63.4 million as of the second quarter of 2013, compared to the same period in 2012, while our loan yield decreased by 24 basis points during the same period.

Our net interest spread was 3.54% for the three months ended June 30, 2013 compared to 3.39% for the same period in 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 36 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 21 basis point decline in yield on our earning assets, resulted in a 15 basis point increase in our net interest spread for the 2013 period.

				For the Six Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$26,239	$32	0.25%	$26,750	$35	0.26%
Investment securities, taxable	58,007	578	2.01%	70,488	782	2.23%
Investment securities, nontaxable (2)	24,850	503	4.08%	17,975	427	4.78%
Loans	665,316	16,733	5.07%	606,155	16,009	5.31%
Total interest-earning assets	774,412	17,846	4.65%	721,368	17,253	4.81%
Noninterest-earning assets	45,269			43,692
Total assets	$819,681			$765,060
Interest-bearing liabilities
NOW accounts	$156,518	223	0.29%	$154,409	503	0.66%
Savings & money market	133,637	202	0.30%	113,457	238	0.42%
Time deposits	223,046	1,105	1.00%	208,734	1,558	1.50%
Total interest-bearing deposits	513,201	1,530	0.60%	476,600	2,299	0.97%
Note payable and other borrowings	134,361	1,944	2.92%	122,700	2,096	3.44%
Junior subordinated debentures	13,403	173	2.60%	13,403	188	2.82%
Total interest-bearing liabilities	660,965	3,647	1.11%	612,703	4,583	1.50%
Noninterest-bearing liabilities	93,908			88,339
Shareholders' equity	64,808			64,018
Total liabilities and shareholders' equity	$819,681			$765,060
Net interest spread			3.53%			3.31%
Net interest income (tax equivalent) / margin		$14,199	3.70%		$12,670	3.53%
Less: tax-equivalent adjustment (2)		191			162
Net interest income		$14,008			$12,508

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.70% for the six months ended June 30, 2013 compared to 3.53% for the six months ended June 30, 2012. The 17 basis point increase in net interest margin during the six months ended June 30, 2013 was driven primarily by a 39 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2012.

During the first six months of 2013, our average interest-earning assets increased by $53.0 million as compared to the same period in 2012; however, the yield on our interest-earning assets declined by 16 basis points during 2013. The increase in interest-earning assets was driven by a $59.2 million increase in average loans, partially offset by a $5.6 million decrease in average investment securities, while the decline in yield on interest earning assets was driven primarily by reduced yields on our loan and investment securities portfolios.

In addition, our average interest-bearing liabilities increased by $48.3 million during the six month period ended June 30, 2013 as compared to the same period in 2012, while the cost of our interest-bearing liabilities declined by 39 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets

Our net interest spread was 3.53% for the six months ended June 30, 2013 compared to 3.31% for the same period in 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 39 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 16 basis point decline in yield on our earning assets, resulted in a 22 basis point increase in our net interest spread for the 2013 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2013 vs. 2012				June 30, 2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$830	(349)	(36)	445	$446	(694)	(38)	(286)
Investment securities	22	(82)	(4)	(64)	31	(74)	(5)	(48)
Federal funds sold	(2)	(1)	-	(3)	(19)	2	(2)	(19)
Total interest income	850	(432)	(40)	378	458	(766)	(45)	(353)
Interest expense
Deposits	103	(377)	(39)	(313)	3	(810)	(1)	(808)
Note payable and other	60	(109)	(7)	(56)	-	(126)	-	(126)
Junior subordinated debt	-	(5)	-	(5)	-	5	-	5
Total interest expense	163	(491)	(46)	(374)	3	(931)	(1)	(929)
Net interest income	$687	59	6	752	$455	165	(44)	576

Net interest income, the largest component of our income, was $7.1 million for the three month period ended June 30, 2013 and $6.4 million for the three months ended June 30, 2012, a $752,000, or 11.8% increase during the second quarter of 2013. The increase in net interest income is due to a $378,000 increase in interest income, combined with a $374,000 decrease in interest expense. While our average interest earning assets increased by $63.9 million during the second quarter of 2013 compared to the second quarter of 2012, the 36 basis point decline in the cost of our interest bearing liabilities had a larger impact on the increase in net interest income during the 2013 period.

	Six Months Ended
	June 30, 2013 vs. 2012				June 30, 2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,604	(802)	(78)	724	$806	(1,172)	(58)	(424)
Investment securities	(66)	(97)	6	(157)	228	(141)	(32)	55
Federal funds sold	(2)	(1)	-	(3)	(36)	9	(5)	(32)
Total interest income	1,536	(900)	(72)	564	998	(1,304)	(95)	(401)
Interest expense
Deposits	165	(870)	(64)	(769)	84	(1,572)	(35)	(1,523)
Note payable and other	206	(327)	(31)	(152)	-	(198)	-	(198)
Junior subordinated debt	-	(15)	-	(15)	-	15	-	15
Total interest expense	371	(1,212)	(95)	(936)	84	(1,755)	(35)	(1,706)
Net interest income	$1,165	312	23	1,500	$914	451	(60)	1,305

Net interest income for the six months ended June 30, 2013 was $14.0 million compared to $12.5 million for the first six months ended June 30, 2012, a $1.5 million, or 12.0% increase during the first six months of 2013 compared to the same period in 2012. The increase in net interest income is due to a $564,000 increase in interest income, combined with a $936,000 decrease in interest expense. While our average interest earning assets increased by $53.0 million during the first six months of 2013 compared to the same period in 2012, the 39 basis point decline in the cost of our interest bearing liabilities had a larger impact on the increase in net interest income during the 2013 period.

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

For the three months ended June 30, 2013 and 2012, we incurred a noncash expense related to the provision for loan losses of $750,000 and $1.3 million, respectively, resulting in an allowance for loan losses of $9.6 million and $9.1 million for the 2013 and 2012 periods, respectively. The lower provision for loan losses during the 2013 period relates primarily to the overall improvement in the credit quality of our loan portfolio during the first six months of 2013. The $9.6 million allowance represented 1.39% of gross loans at June 30, 2013 while the $9.1 million allowance was 1.48% of gross loans at June 30, 2012.

During the past twelve months, our loan balances increased by $68.6 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Loan fee income	$267	190	526	389
Service fees on deposit accounts	204	172	428	353
Income from bank owned life insurance	158	151	318	310
Gain (loss) on sale of investment securities	-	(4)	-	68
Other income	249	232	488	458
Total noninterest income	$878	741	1,760	1,578

Noninterest income increased $137,000, or 18.5%, in the second quarter of 2013 as compared to the same period in 2012. The increase in total noninterest income during this 2013 period resulted primarily from the following:

•	Loan fee income increased 40.5%, or $77,000, resulting primarily from increased mortgage origination fee income of $222,000.
•	Service fees on deposit accounts increased $32,000, or 18.6%, primarily related to additional income from service charges on our checking, money market, and savings accounts.
•	Other income increased by 7.3%, or $17,000, due primarily to increased income received from ATM and debit card transactions which is volume driven.

Noninterest income increased by 11.5%, or $182,000, during the six months ended June 30, 2013 as compared to the same period in 2012. The increase relates to increases of $137,000 in loan fee income, $75,000 in service fees on deposit accounts, $8,000 in income from bank owned life insurance and $30,000 in other income, partially offset by a $68,000 gain on sale of investment securities during the 2012 period.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule technically does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $137,000 and $115,000 for the three months ended June 30, 2013 and 2012, respectively, and $256,000 and $223,000 for the six months ended June 30, 2013 and 2012, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Compensation and benefits	$3,018	2,348	5,970	4,773
Occupancy	744	614	1,452	1,197
Real estate owned activity	(14)	176	5	453
Data processing and related costs	594	508	1,170	1,022
Insurance	201	337	441	689
Marketing	218	182	404	362
Professional fees	183	233	364	428
Other	357	257	725	510
Total noninterest expense	$5,301	4,655	10,531	9,434

Noninterest expense was $5.3 million for the three months ended June 30, 2013, a $646,000, or 13.9%, increase from noninterest expense of $4.7 million for the three months ended June 30, 2012.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased 28.5%, or $670,000, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $431,000 driven by the cost of 15 additional employees, nine of which were hired to support our new Charleston and Forest Drive offices, and four of which were hired in relation to the expansion of our mortgage operations, combined with annual company-wide salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $61,000, while benefit expenses increased $180,000 during the same period, compared to the first quarter of the prior year.
•	Occupancy expenses increased $130,000, or 21.2%, driven by increased depreciation, utilities and maintenance expenses related to our two new offices in Charleston and Columbia, South Carolina.
•	Data processing and related costs increased 16.9%, or $86,000, primarily related to the increased number of clients and accounts we serve, as well as additional services we provide to our clients.
•	Other expenses increased by $100,000, or 38.9%, primarily related to additional costs associated with our two new offices, as well as increased travel and collection expenses.

Partially offsetting these increases in noninterest expense were decreases resulting from:

•	Real estate owned activity decreased by $190,000, due primarily to a net gain on sale of $17,000 and expenses of $3,000 related to the management of properties held by us during the second quarter of 2013, compared to a net loss on sale of $157,000 and expenses of $19,000 recorded during the 2012 period.
•	Professional fees decreased by $50,000, or 21.5%, due primarily to legal fees associated with the Treasury's auction of our Series T Preferred Stock in 2012.
•	Insurance expense decreased by $136,000, or 40.4%, due to lesser FDIC insurance premiums and a lower OCC assessment fee resulting from the termination of the formal agreement with the OCC in December 2012.

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 66.4% for the second quarter of 2013 compared to 62.9% for the same period in 2012. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher efficiency ratio during the 2013 period relates primarily to the increase in noninterest expense due to the additional costs associated with opening our two new retail locations and expanding our mortgage operations capabilities.

Noninterest expense for the six months ended June 30, 2013 increased 11.6%, or $1.1 million, as compared to the six months ended June 30, 2012. The increase relates primarily to the $1.2 million increase in compensation and benefits expense, $255,000 in occupancy expense, $148,000 in data processing and related costs, and

$215,000 in other expenses. Partially offsetting the increases in noninterest expense were decreases of $448,000 in real estate owned activity, $248,000 in insurance expenses, and $64,000 in professional fees.

We incurred income tax expense of $657,000 for the three months ended June 30, 2013 as compared to $374,000 during the same period in 2012. Income tax expense for the six months ended June 30, 2013 was $1.1 million as compared to $674,000 for the same period of 2012. Our effective tax rate was 32.7% and 31.0% for the six months ended June, 2013 and 2012, respectively. The increase in income tax expense during the 2013 periods is primarily a result of the increase in our net income during the respective periods.

Balance Sheet Review

Investment Securities

At June 30, 2013, the $75.6 million in our investment securities portfolio represented approximately 9.0% of our total assets. We held investment securities with a fair value of $69.5 million and an amortized cost of $70.4 million resulting in an unrealized loss of $944,000. At December 31, 2012, the $86.0 million in our investment securities portfolio represented approximately 10.8% of our total assets. We held investment securities with a fair value of $78.2 million and an amortized cost of $76.4 million for an unrealized gain of $1.8 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2013 and 2012 were $665.3 million and $606.2 million, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2013 and December 31, 2012 were $687.5 million and $646.0 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2013, our loan portfolio included $559.3 million, or 81.3%, of real estate loans. As of December 31, 2012, real estate loans made up 80.9% of our loan portfolio and totaled $522.5 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $82.9 million as of June 30, 2013, of which approximately 42% were in a first lien position, while the remaining balance was second liens. The average loan had a balance of approximately $88,000 and a loan to value of 74%. Further, 0.44% of our total home equity lines of credit were over 30 days past due as of June 30, 2013.

Following is a summary of our loan composition at June 30, 2013 and December 31, 2012. Of the $41.5 million in loan growth, $27.8 million is related to our new East Bay Street office in Charleston, South Carolina with growth of $11.3 million in non-owner occupied real estate, $6.1 million in owner occupied real estate, and $4.4 million in commercial business loans.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$181,257	26.4%	158,790	24.6%
Non-owner occupied RE	161,086	23.4%	165,163	25.6%
Construction	22,898	3.3%	20,347	3.1%
Business	116,513	17.0%	114,169	17.7%
Total commercial loans	481,754	70.1%	458,469	71.0%
Consumer
Real estate	97,172	14.1%	86,559	13.4%
Home equity	82,863	12.1%	77,895	12.1%
Construction	14,029	2.0%	13,749	2.1%
Other	11,664	1.7%	9,277	1.4%
Total consumer loans	205,728	29.9%	187,480	29.0%
Total gross loans, net of deferred fees	687,482	100.0%	645,949	100.0%
Less—allowance for loan losses	(9,561)		(9,091)
Total loans, net	$677,921		636,858

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of June 30, 2013 and December 31, 2012, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans	$2,288	2,618
Consumer loans	662	740
Nonaccruing troubled debt restructurings	2,594	4,809
Total nonaccrual loans	5,544	8,167
Other real estate owned	1,310	1,719
Total nonperforming assets	$6,854	9,886

At June 30, 2013, nonperforming assets were $6.9 million, or 0.82% of total assets and 1.00% of gross loans. Comparatively, nonperforming assets were $9.9 million, or 1.24% of total assets and 1.53% of gross loans at December 31, 2012. Nonaccrual loans decreased $2.6 million to $5.5 million at June 30, 2013 from $8.2 million at December 31, 2012. Nonaccrual loans at June 30, 2013 include four loans which were put on nonaccrual status during the first six months of 2013. In addition, during the first six months of 2013, two nonaccrual loans were transferred to OREO, and five nonaccrual loans were either fully or partially charged-off and one loan was returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first six months of 2013 and 2012 was approximately $395,000 and $250,000, respectively.

Nonperforming assets include OREO which decreased by $409,000 from December 31, 2012. During the first six months of 2013 we added two properties for $1.0 million and sold four properties for $1.4 million. The balance at June 30, 2013 includes four commercial properties totaling $1.2 million and three residential properties totaling $124,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2013.

At June 30, 2013 and 2012, the allowance for loan losses represented 172.5% and 88.1% of the total amount of nonperforming loans, respectively. A significant portion, or 87%, of nonperforming loans at June 30, 2013 is secured by real estate. Our nonperforming loans have been written down to approximately 58% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $9.6 million as of June 30, 2013 to be adequate.

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

In addition, at June 30, 2013, 81.3% of our loans are collateralized by real estate and 85.1% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. In situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, and other observable market data) to estimate the current fair value. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment based on external market data. As of June 30, 2013, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

As of June 30, 2013, impaired loans totaled $15.4 million for which $9.3 million of these loans have a reserve of approximately $3.5 million allocated in the allowance. During the first six months of 2013, the average recorded investment in impaired loans was approximately $16.1 million. Comparatively, impaired loans totaled $17.6 million at December 31, 2012, and $9.5 million of these loans had a reserve of approximately $3.7 million allocated in the allowance. During 2012, the average recorded investment in impaired loans was approximately $17.9 million.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, either in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses was $9.6 million and $9.1 million at June 30, 2013 and 2012, respectively, or 1.39% and 1.48% of outstanding loans, respectively. At December 31, 2012, our allowance for loan losses was $9.1 million, or 1.41% of outstanding loans, and we had net loans charged-off of $4.4 million for the year ended December 31, 2012.

During the six months ended June 30, 2013, we charged-off $1.5 million of loans and recorded $99,000 of recoveries on loans previously charged-off, for net charge-offs of $1.4 million, or 0.43% of average loans. Comparatively, we charged-off $2.3 million of loans and recorded $18,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $2.3 million, or 0.75% of average loans for the first six months of 2012.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended June 30,		Year ended
(dollars in thousands)	2013	2012	December 31, 2012
Balance, beginning of period	$9,091	8,925	8,925
Provision	1,875	2,475	4,550
Loan charge-offs	(1,504)	(2,287)	(4,505)
Loan recoveries	99	18	121
Net loan charge-offs	(1,405)	(2,269)	(4,384)
Balance, end of period	$9,561	9,131	9,091

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

Our retail deposits represented $598.8 million, or 94.7%, of total deposits at June 30, 2013, while our out-of-market, or brokered, deposits represented $33.3 million, or 5.3%, of total deposits. At December 31, 2012, retail deposits represented $563.3 million, or 97.7%, of our total deposits and brokered CDs were $13.0 million, representing 2.3% of our total deposits. Of the $35.5 million increase in retail deposits, $30.2 million is related to our two new retail offices which were opened in December 2012. Our loan-to-deposit ratio was 109% and 112% at June 30, 2013 and December 31, 2012, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$87,496	-%	83,176	-%
Interest bearing demand deposits	156,518	0.29%	154,409	0.65%
Money market accounts	127,380	0.32%	108,407	0.43%
Savings accounts	6,257	0.09%	5,050	0.14%
Time deposits less than $100,000	74,526	0.90%	70,633	1.19%
Time deposits greater than $100,000	148,520	1.05%	138,101	1.66%
Total deposits	$600,697	0.51%	559,776	0.83%

During the six months ended June 30, 2013, our average transaction account balances increased by $26.6 million, or 7.6%, from the six months ended June 30, 2012. In addition, our average time deposit balances increased by $14.3 million, or 6.9%, during the 2013 period.

During the past twelve months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $474.3 million and $427.9 million at June 30, 2013 and December 31, 2012, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2013 was as follows:

(dollars in thousands)	June 30, 2013
Three months or less	$22,122
Over three through six months	16,853
Over six through twelve months	50,999
Over twelve months	67,802
Total	$157,776

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

At June 30, 2013 and December 31, 2012, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $35.6 million and $29.4 million, or 4.2% and 3.7% of total assets, respectively. Our investment securities at June 30, 2013 and December 31, 2012 amounted to $75.6 million and $86.0 million, or 9.0% and 10.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 67% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $34.0 million for which there were no borrowings against the lines of credit at June 30, 2013.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2013 was $50.4 million, based on the Bank's $5.6 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders' equity at June 30, 2013 was $63.6 million. At December 31, 2012, total shareholders' equity was $64.1 million. The $563,000 decrease from December 31, 2012 is primarily related to the $1.8 million decline in the equity portion of the unrealized loss on securities and $1.0 million repurchase of 1,000 shares of our preferred stock, partially offset by net income of $2.3 million during the six months ended June 30, 2013.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the six months ended June 30, 2013 and the year ended December 31, 2012. Since our inception, we have not paid cash dividends.

	June 30, 2013	December 31, 2012
Return on average assets	0.56%	0.50%
Return on average equity	7.04%	6.03%
Return on average common equity	7.75%	5.79%
Average equity to average assets ratio	7.91%	8.30%
Tangible common equity to assets ratio	5.75%	5.99%

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

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered "adequately capitalized" under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of June 30, 2013, our capital ratios exceed those required to be well-capitalized.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations will not begin until January 2015, while the phase-in period for larger banks starts in January 2014. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2013
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,409	12.51%	54,619	8.0%	68,274	10.0%
Tier 1 Capital (to risk weighted assets)	76,862	11.26%	27,310	4.0%	40,964	6.0%
Tier 1 Capital (to average assets)	76,862	9.29%	33,090	4.0%	41,363	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2013
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$85,732	12.56%	54,619	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	77,185	11.31%	27,310	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	77,185	9.31%	33,173	4.0%	N/A	N/A

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

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2013, unfunded commitments to extend credit were $124.1 million, of which $24.2 million was at fixed rates and $99.8 million was at variable rates. At December 31, 2012, unfunded commitments to extend credit were $115.6 million, of which approximately $22.1 million was at fixed rates and $93.5 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2013 and December 31, 2012, there was a $2.5 million and $2.3 million, respectively, commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2013, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	10.58%
Up 200 basis points	5.83%
Up 100 basis points	2.35%
Base	-
Down 100 basis points	(4.40)%
Down 200 basis points	(8.25)%
Down 300 basis points	(10.56)%

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

Accounting and Reporting Matters

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

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of nomal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, whould have a material adverse impact on the company's financial position, results of operations or cash flows.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 6, 2013	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2013	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.