Form 10-Q
period 2013-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2013-11-05
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,313,733 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 31, 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2013 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,627	13,063
Interest-bearing deposits with banks	16,089	16,350
Total cash and cash equivalents	23,716	29,413
Investment securities:
Investment securities available for sale	70,170	78,222
Other investments	7,466	7,794
Total investment securities	77,636	86,016
Loans	708,033	645,949
Less allowance for loan losses	(9,816)	(9,091)
Loans, net	698,217	636,858
Bank owned life insurance	21,223	18,725
Property and equipment, net	19,879	18,733
Deferred income taxes	4,235	3,176
Other assets	4,984	5,077
Total assets	$849,890	797,998
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$607,052	576,299
Federal funds purchased	3,555	13,190
Federal Home Loan Bank advances and other borrowings	154,100	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	7,004	6,881
Total liabilities	785,114	733,873
Shareholders' equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 15,299 and 16,299 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	15,299	16,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,313,431 and 4,247,404 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	43	43
Nonvested restricted stock	(671)	(160)
Additional paid-in capital	43,418	42,396
Accumulated other comprehensive income (loss)	(789)	1,178
Retained earnings	7,476	4,369
Total shareholders' equity	64,776	64,125
Total liabilities and shareholders' equity	$849,890	797,998

See notes to consolidated financial statements that are an integral part of these consolidated statements. Additional paid in capital, retained earnings and common shares outstanding as of December 31, 2012 have been adjusted to reflect the ten percent stock dividend issued in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2013	2012	2013	2012
Interest income
Loans	$8,639	8,343	25,371	24,351
Investment securities	447	434	1,336	1,481
Federal funds sold	14	13	47	48
Total interest income	9,100	8,790	26,754	25,880
Interest expense
Deposits	673	942	2,203	3,241
Borrowings	1,064	1,140	3,180	3,424
Total interest expense	1,737	2,082	5,383	6,665
Net interest income	7,363	6,708	21,371	19,215
Provision for loan losses	775	1,125	2,650	3,600
Net interest income after provision for loan losses	6,588	5,583	18,721	15,615
Noninterest income
Loan fee income	398	364	923	754
Service fees on deposit accounts	207	230	635	583
Income from bank owned life insurance	179	157	498	467
Gain on sale of investment securities	-	295	-	363
Other income	271	240	759	698
Total noninterest income	1,055	1,286	2,815	2,865
Noninterest expenses
Compensation and benefits	3,134	2,625	9,104	7,398
Occupancy	755	621	2,206	1,818
Real estate owned activity	25	267	30	720
Data processing and related costs	611	518	1,781	1,540
Insurance	171	341	612	1,030
Marketing	171	150	576	513
Professional fees	246	248	609	675
Other	397	255	1,122	765
Total noninterest expenses	5,510	5,025	16,040	14,459
Income before income tax expense	2,133	1,844	5,496	4,021
Income tax expense	714	618	1,815	1,292
Net income	1,419	1,226	3,681	2,729
Preferred stock dividend	191	204	580	636
Discount accretion	-	180	-	360
Redemption of preferred stock	-	-	20	96
Net income available to common shareholders	$1,228	842	3,121	1,829
Earnings per common share
Basic	$0.29	0.20	0.73	0.43
Diluted	$0.27	0.19	0.71	0.42
Weighted average common shares outstanding
Basic	4,271,652	4,229,819	4,267,693	4,226,145
Diluted	4,490,026	4,349,971	4,428,164	4,351,568

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding for the 2012 period have been adjusted to reflect the ten percent stock dividend issued in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$1,419	1,226	3,681	2,729
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(251)	466	(2,982)	912
Tax (expense) benefit	84	(158)	1,015	(310)
Reclassification to realized gain	-	(295)	-	(363)
Tax expense	-	100	-	123
Other comprehensive income (loss)	(167)	113	(1,967)	362
Comprehensive income	$1,252	1,339	1,714	3,091

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2011	3,820,830	$ 38	17,299	$ 16,596	$ (16)	$ 39,546	$ 1,041	$ 5,334	$ 62,539
Net income	-	-	-	-	-	-	-	2,729	2,729
Preferred stock transactions:
Redemption of preferred stock			(1,000)	(1,000)				96	(904)
Redemption of CPP Warrant	-	-	-	-	-	(1,100)	-	-	(1,100)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(643)	(643)
Discount accretion	-	-	-	703	-	(343)	-	(360)	-
Proceeds from exercise of stock options	9,075	-	-	-	-	57	-	-	57
Stock dividend on stock options and restricted stock (10%)	1,907	-	-	-	-	14	-	(14)	-
Issuance of restricted stock	22,500	-	-	-	(175)	175	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Amortization of deferred compensation on restricted stock	-	-	-	-	19	-	-	-	19
Compensation expense related to stock options, net of tax	-	-	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	-	-	362	-	362
September 30, 2012	3,854,312	$ 38	16,299	$ 16,299	$ (172)	$ 38,579	$ 1,403	$ 7,140	$ 63,287
December 31, 2012	4,247,404	$ 43	16,299	$ 16,299	$ (160)	$ 42,396	$ 1,178	$ 4,369	$ 64,125
Net income	-	-	-	-	-	-	-	3,681	3,681
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	20	(980)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(587)	(587)
Proceeds from exercise of stock options	23,527	-	-	-	-	152	-	-	152
Issuance of restricted stock	42,500	-	-	-	(552)	552	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(7)	(7)
Amortization of deferred compensation on restricted stock	-	-	-	-	41	-	-	-	41
Compensation expense related to stock options, net of tax	-	-	-	-	-	318	-	-	318
Other comprehensive loss	-	-	-	-	-	-	(1,967)	-	(1,967)
September 30, 2013	4,313,431	$ 43	15,299	$ 15,299	$ (671)	$ 43,418	$ (789)	$ 7,476	$ 64,776

See notes to consolidated financial statements that are an integral part of these consolidated statements. Common shares outstanding as of December 31, 2011 and 2012 have been adjusted to reflect the ten percent stock dividends issued in 2012 and 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2013	2012
Operating activities
Net income	$3,681	2,729
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,650	3,600
Depreciation and other amortization	897	732
Accretion and amortization of securities discounts and premium, net	538	676
Gain on sale of investment securities	-	(363)
(Gain) loss on sale and write-down of real estate owned	(15)	681
Compensation expense related to stock options and grants	359	249
Increase in cash surrender value of bank owned life insurance	(498)	(467)
(Increase) decrease in deferred tax asset	(44)	108
(Increase) decrease in other assets, net	(47)	934
Increase (decrease) in other liabilities, net	123	(1,005)
Net cash provided by operating activities	7,644	7,874
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(65,322)	(43,676)
Purchase of property and equipment	(2,043)	(974)
Purchase of investment securities:
Available for sale	(3,260)	(18,046)
Other	(2,025)	-
Payments and maturity of investment securities:
Available for sale	7,592	9,702
Other	2,353	130
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of investment securities	200	45,143
Proceeds from sale of real estate owned	1,468	2,409
Net cash used for investing activities	(63,037)	(5,312)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	30,753	11,527
Decrease in short-term borrowings	(9,635)	-
Increase in FHLB advances and other borrowings	30,000	1,400
Cash dividend on preferred stock	(587)	(643)
Cash in lieu of fractional shares	(7)	(2)
Redemption of preferred stock	(980)	(904)
Redemption of CPP Warrant	-	(1,100)
Proceeds from the exercise of stock options and warrants	152	57
Net cash provided by financing activities	49,696	10,335
Net increase (decrease) in cash and cash equivalents	(5,697)	12,897
Cash and cash equivalents at beginning of the period	29,413	23,005
Cash and cash equivalents at end of the period	$23,716	35,902
Supplemental information
Cash paid for
Interest	$5,949	6,913
Income taxes	1,860	1,184
Schedule of non-cash transactions
Real estate acquired in settlement of loans	1,313	1,380
Unrealized gain (loss) on securities, net of income taxes	(1,967)	602

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on March 5, 2013 (File No. 000-27719). The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidation," the financial statements related to the Trusts have not been consolidated.

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

NOTE 3 - Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2013
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US Government agencies	$8,755	-	750	8,005
SBA securities	5,904	-	451	5,453
State and political subdivisions	23,868	396	501	23,763
Mortgage-backed securities	32,839	384	274	32,949
Total investment securities available for sale	$71,366	780	1,976	70,170

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US Government agencies	$7,781	14	10	7,785
SBA securities	6,060	17	5	6,072
State and political subdivisions	24,167	1,130	48	25,249
Mortgage-backed securities	38,428	702	14	39,116
Total investment securities available for sale	$76,436	1,863	77	78,222

Contractual maturities and yields on our investment securities at September 30, 2013 and December 31, 2012 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							September 30, 2013
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies	$-	-	-	-	971	2.13%	7,034	2.43%	8,005	2.40%
SBA securities	-	-	-	-	-	-	5,453	1.87%	5,453	1.87%
State and political subdivisions	777	1.02%	3,071	0.63%	5,566	3.18%	14,349	2.94%	23,763	2.63%
Mortgage-backed securities	-	-	-	-	2,225	1.78%	30,724	2.28%	32,949	2.24%
Total	$777	1.02%	3,071	0.63%	8,762	2.70%	57,560	2.42%	70,170	2.36%

							December 31, 2012
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US Government agencies	$-	-	-	-	-	-	7,785	2.42%	7,785	2.42%
SBA securities	-	-	-	-	-	-	6,072	1.89%	6,072	1.89%
State and political subdivisions	421	1.43%	3,671	0.60%	5,031	3.11%	16,126	2.96%	25,249	2.60%
Mortgage-backed securities	-	-	-	-	-	-	39,116	2.29%	39,116	2.29%
Total	$421	1.43%	3,671	0.60%	5,031	3.11%	69,099	2.42%	78,222	2.37%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2013
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US Government agencies	3	$8,005	$750	-	$-	$-	3	$8,005	$750
SBA securities	2	5,453	451	-	-	-	2	5,453	451
State and political subdivisions	27	11,112	501	-	-	-	27	11,112	501
Mortgage-backed securities	7	13,478	274	-	-	-	7	13,478	274
Total	39	$38,048	$1,976	-	$-	$-	39	$38,048	$1,976

								December 31, 2012
	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US Government agencies	1	$3,771	$10	-	$-	$-	1	$3,771	$10
SBA securities	1	2,015	5	-	-	-	1	2,015	5
State and political subdivisions	16	6,608	48	-	-	-	16	6,608	48
Mortgage-backed securities	2	3,669	14	-	-	-	2	3,669	14
Total	20	$16,063	$77	-	$-	$-	20	$16,063	$77

At September 30, 2013, the Company had 39 individual investments that were in an unrealized loss position for less than 12 months. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2013	December 31, 2012
Federal Reserve Bank stock	$-	1,485
Federal Home Loan Bank stock	6,964	5,807
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$7,466	7,794

NOTE 4 - Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio.

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$180,243	25.5%	158,790	24.6%
Non-owner occupied RE	167,039	23.6%	165,163	25.6%
Construction	26,478	3.7%	20,347	3.1%
Business	115,981	16.4%	114,169	17.7%
Total commercial loans	489,741	69.2%	458,469	71.0%
Consumer
Real estate	109,370	15.4%	86,559	13.4%
Home equity	80,304	11.3%	77,895	12.1%
Construction	18,123	2.6%	13,749	2.1%
Other	10,495	1.5%	9,277	1.4%
Total consumer loans	218,292	30.8%	187,480	29.0%
Total gross loans, net of deferred fees	708,033	100.0%	645,949	100.0%
Less—allowance for loan losses	(9,816)		(9,091)
Total loans, net	$698,217		636,858

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

		September 30, 2013
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$24,338	95,628	60,277	180,243
Non-owner occupied RE	46,978	94,266	25,795	167,039
Construction	8,478	13,654	4,346	26,478
Business	59,989	49,043	6,949	115,981
Total commercial loans	139,783	252,591	97,367	489,741
Consumer
Real estate	18,775	33,955	56,640	109,370
Home equity	4,771	26,750	48,783	80,304
Construction	11,223	30	6,870	18,123
Other	4,586	4,611	1,298	10,495
Total consumer loans	39,355	65,346	113,591	218,292
Total gross loans, net of deferred fees	$179,138	317,937	210,958	708,033
Loans maturing after one year with:
Fixed interest rates				$356,720
Floating interest rates				172,175

		December 31, 2012
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$23,833	92,681	42,276	158,790
Non-owner occupied RE	47,252	98,514	19,397	165,163
Construction	9,206	4,387	6,754	20,347
Business	57,947	50,084	6,138	114,169
Total commercial loans	138,238	245,666	74,565	458,469
Consumer
Real estate	12,907	27,702	45,950	86,559
Home equity	7,083	17,832	52,980	77,895
Construction	6,032	1,530	6,187	13,749
Other	5,475	2,826	976	9,277
Total consumer	31,497	49,890	106,093	187,480
Total gross loan, net of deferred fees	$169,735	295,556	180,658	645,949
Loans maturing after one year with:
Fixed interest rates				$314,396
Floating interest rates				161,818

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				September 30, 2013
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$169,888	145,399	24,134	106,312	445,733
Special mention	8,663	8,257	-	4,010	20,930
Substandard	1,692	13,383	2,344	5,659	23,078
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$180,243	167,039	26,478	115,981	489,741

				December 31, 2012
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$148,255	141,352	18,265	105,024	412,896
Special mention	7,446	9,358	-	2,750	19,554
Substandard	3,089	14,453	2,082	6,395	26,019
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$158,790	165,163	20,347	114,169	458,469

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2013
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$179,513	165,418	25,540	114,544	485,015
30-59 days past due	-	249	-	426	675
60-89 days past due	-	912	-	22	934
Greater than 90 Days	730	460	938	989	3,117
	$180,243	167,039	26,478	115,981	489,741

				December 31, 2012
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$157,036	163,700	19,341	112,322	452,399
30-59 days past due	306	-	-	539	845
60-89 days past due	-	463	-	100	563
Greater than 90 Days	1,448	1,000	1,006	1,208	4,662
	$158,790	165,163	20,347	114,169	458,469

As of September 30, 2013 and December 31, 2012, loans 30 days or more past due represented 0.83% and 1.11% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.67% and 0.94% of our total loan portfolio as of September 30, 2013 and December 31, 2012, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				September 30, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$105,809	77,032	18,123	10,005	210,969
Special mention	1,838	2,176	-	378	4,392
Substandard	1,723	1,096	-	112	2,931
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$109,370	80,304	18,123	10,495	218,292

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Pass	$83,173	73,718	13,749	8,752	179,392
Special mention	2,307	2,290	-	170	4,767
Substandard	1,079	1,887	-	355	3,321
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$86,559	77,895	13,749	9,277	187,480

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$108,397	80,107	18,123	10,487	217,114
30-59 days past due	359	50	-	8	417
60-89 days past due	579	-	-	-	579
Greater than 90 Days	35	147	-	-	182
	$109,370	80,304	18,123	10,495	218,292

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Current	$85,999	77,430	13,749	9,233	186,411
30-59 days past due	560	100	-	-	660
60-89 days past due	-	-	-	44	44
Greater than 90 Days	-	365	-	-	365
	$86,559	77,895	13,749	9,277	187,480

As of September 30, 2013 and December 31, 2012, consumer loans 30 days or more past due were 0.17% of total loans.

Nonperforming assets

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans
Owner occupied RE	$276	155
Non-owner occupied RE	424	1,255
Construction	938	1,006
Business	859	202
Consumer loans
Real estate	188	119
Home equity	274	577
Construction	-	-
Other	4	44
Nonaccruing troubled debt restructurings	5,533	4,809
Total nonaccrual loans, including nonaccruing TDRs	8,496	8,167
Other real estate owned	1,579	1,719
Total nonperforming assets	$10,075	9,886
Nonperforming assets as a percentage of:
Total assets	1.19%	1.24%
Gross loans	1.42%	1.53%
Total loans over 90 days past due	$3,299	5,027
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	6,953	9,421

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

		September 30, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,012	1,012	736	178
Non-owner occupied RE	5,725	5,390	4,701	924
Construction	5,086	2,344	2,300	738
Business	6,136	4,925	3,541	1,812
Total commercial	17,959	13,671	11,278	3,652
Consumer
Real estate	1,109	1,086	614	186
Home equity	464	464	337	285
Construction	-	-	-	-
Other	228	228	8	5
Total consumer	1,801	1,778	959	476
Total	$19,760	15,449	12,237	4,128

		December 31, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$3,071	2,271	2,116	398
Non-owner occupied RE	7,497	7,162	2,218	831
Construction	4,824	2,082	1,075	213
Business	4,048	4,048	3,329	2,092
Total commercial	19,440	15,563	8,738	3,534
Consumer
Real estate	985	985	162	24
Home equity	770	770	605	91
Construction	-	-	-	-
Other	270	270	-	-
Total consumer	2,025	2,025	767	115
Total	$21,465	17,588	9,505	3,649

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

			Three months ended September 30, 2013		Three months ended September 30, 2012
(dollars in thousands)			Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE			$1,140	2	3,656	-
Non-owner occupied RE			5,487	61	7,196	93
Construction			2,118	19	2,080	10
Business			4,792	51	3,491	17
Total commercial			13,537	133	16,423	120
Consumer
Real estate			1,078	9	1,417	11
Home equity			573	1	570	2
Construction			-	-	-	-
Other			225	2	232	2
Total consumer			1,876	12	2,219	15
Total			$15,413	145	18,642	135

	Nine months ended September 30, 2013		Nine months ended September 30, 2012		Year ended December 31, 2012
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,416	4	4,283	72	3,881	17
Non-owner occupied RE	5,996	206	5,474	272	5,811	392
Construction	2,100	45	2,138	50	2,127	66
Business	4,480	150	3,838	33	3,880	84
Total commercial	13,992	405	15,733	427	15,699	559
Consumer
Real estate	1,031	53	1,500	32	1,397	44
Home equity	671	6	455	7	518	12
Construction	-	-	-	-	-	-
Other	236	7	233	9	240	14
Total consumer	1,938	66	2,188	48	2,155	70
Total	$15,930	471	17,921	475	17,854	629

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

The following table summarizes the activity related to our allowance for loan losses:

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Balance, beginning of period	$9,091	8,925
Provision for loan losses	2,650	3,600
Loan charge-offs:
Commercial
Owner occupied RE	(386)	(1,378)
Non-owner occupied RE	(247)	(384)
Construction	-	-
Business	(1,295)	(1,117)
Total commercial	(1,928)	(2,879)
Consumer
Real estate	(22)	(214)
Home equity	(38)	(198)
Construction	-	-
Other	(46)	-
Total consumer	(106)	(412)
Total loan charge-offs	(2,034)	(3,291)
Loan recoveries:
Commercial
Owner occupied RE	2	4
Non-owner occupied RE	1	-
Construction	-	9
Business	99	-
Total commercial	102	13
Consumer
Real estate	-	-
Home equity	7	1
Construction	-	-
Other	-	6
Total consumer	7	7
Total recoveries	109	20
Net loan charge-offs	(1,925)	(3,271)
Balance, end of period	$9,816	9,254
Net charge-offs to average loans (annualized)	0.38%	0.71%
Allowance for loan losses to gross loans	1.39%	1.45%
Allowance for loan losses to nonperforming loans	115.54%	100.49%

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

		Nine months September 30, 2013
(dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$7,981	1,110	9,091
Provision	2,132	518	2,650
Loan charge-offs	(1,928)	(106)	(2,034)
Loan recoveries	102	7	109
Net loan charge-offs	(1,826)	(99)	(1,925)
Balance, end of period	$8,287	1,529	9,816

		Year ended December 31, 2012
	Commercial	Consumer	Total
Balance, beginning of period	$8,061	864	8,925
Provision	3,447	1,103	4,550
Loan charge-offs	(3,600)	(905)	(4,505)
Loan recoveries	73	48	121
Net loan charge-offs	(3,527)	(857)	(4,384)
Balance, end of period	$7,981	1,110	9,091

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					September 30, 2013
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,652	476	4,128	13,671	1,778	15,449
Collectively evaluated	4,635	1,053	5,688	476,070	216,514	692,584
Total	$8,287	1,529	9,816	489,741	218,292	708,033

					December 31, 2012
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,534	-	3,534	15,563	-	15,563
Collectively evaluated	4,447	1,110	5,557	442,906	187,480	630,386
Total	$7,981	1,110	9,091	458,469	187,480	645,949

NOTE 5 - Troubled Debt Restructurings

At September 30, 2013, we had 36 loans totaling $12.5 million and at December 31, 2012 we had 36 loans totaling $14.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	8	-	-	-	8	1,636	1,637
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	1	-	-	-	1	4	4
Total loans	9	-	-	-	9	$1,640	$1,641

For the nine months ended September 30, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	1	1	-	-	2	3,918	3,918
Construction	-	-	-	-	-	-	-
Business	2	-	1	-	3	532	532
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	1	-	-	1	166	166
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	3	2	1	-	6	$4,616	$4,616

The following table summarizes loans modified as TDRs within the previous 12 month period for which there was a payment default during the nine months ended September 30, 2013 and 2012, respectively.

		For the nine months ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$ -	3	$ 2,229
Non-owner occupied RE	-	-	-	-
Construction	-	-	-	-
Business	-	-	2	$ 112
Consumer
Real estate	1	$ 579	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	1	$ 579	5	$ 2,341

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, "Fair Value Measurement and Disclosures," impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company's current loan and appraisal policies require the Bank to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

			September 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US Government agencies	$-	8,005	-	8,005
SBA securities	-	5,453	-	5,453
State and political subdivisions	-	23,763	-	23,763
Mortgage-backed securities	-	32,949	-	32,949
Total assets measured at fair value on a recurring basis	$-	70,170	-	70,170

			December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US Government agencies	$-	7,785	-	7,785
SBA securities	-	6,072	-	6,072
State and political subdivisions	-	25,249	-	25,249
Mortgage-backed securities	-	39,116	-	39,116
Total assets measured at fair value on a recurring basis	$-	78,222	-	78,222

The Company had no liabilities carried at fair value or measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of September 30, 2013. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

			As of September 30, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,143	2,178	11,321
Other real estate owned	-	1,561	18	1,579
Total assets measured at fair value on a nonrecurring basis	$-	10,704	2,196	12,900

			As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	13,748	191	13,939
Other real estate owned	-	1,390	329	1,719
Total assets measured at fair value on a nonrecurring basis	$-	15,138	520	15,658

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company's financial instruments at September 30, 2013 and December 31, 2012 are as follows:

			September 30, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$23,716	23,716	23,716	-	-
Other investments, at cost	7,466	7,466	-	-	7,466
Loans, net	708,033	715,592	-	9,143	706,449
Bank owned life insurance	21,223	21,223	-	-	21,223
Financial Liabilities:
Deposits	607,052	575,239	-	575,239	-
FHLB and other borrowings	154,100	167,244	-	167,244	-
Junior subordinated debentures	13,403	5,115	-	5,115	-

			December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$29,413	29,413	29,413	-	-
Other investments, at cost	7,794	7,794	-	-	7,794
Loans, net	636,858	645,852	-	13,748	632,104
Bank owned life insurance	18,725	18,725	-	-	18,725
Financial Liabilities:
Deposits	576,299	561,599	-	561,599	-
FHLB and other borrowings	124,100	140,455	-	140,455	-
Junior subordinated debentures	13,403	5,093	-	5,093	-

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

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2013 and 2012. Dilutive common shares arise from the potentially dilutive effect of the Company's stock options that were outstanding at September 30, 2013. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2013 and 2012, 24,624 and 80,302 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended September 30,		Nine months ended September 30,
	(dollars in thousands, except share data)	2013	2012	2013	2012
	Numerator:
	Net income	$1,419	$1,226	$3,681	$2,729
Less:	Preferred stock dividend	191	204	580	636
	Discount accretion	-	180	-	360
Add:	Redemption of preferred stock	-	-	20	96
	Net income available to common shareholders	$1,228	$842	$3,121	$1,829
	Denominator:
	Weighted-average common shares outstanding - basic	4,271,652	4,229,819	4,267,693	4,226,145
	Common stock equivalents	218,374	120,152	160,471	125,423
	Weighted-average common shares outstanding - diluted	4,490,026	4,349,971	4,428,164	4,351,568
	Earnings per common share:
	Basic	$0.29	$0.20	$0.73	$0.43
	Diluted	$0.27	$0.19	$0.71	$0.42

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012 and assesses our financial condition as of September 30, 2013 as compared to December 31, 2012. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

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

OVERVIEW

We are a bank holding company headquartered in Greenville, South Carolina, and were incorporated in March 1999 under the laws of South Carolina. We provide a wide range of banking services and products to our clients through our wholly-owned subsidiary, Southern First Bank, a South Carolina state bank. We do not engage in any significant operations other than the ownership of the Bank.

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. We currently have eight offices located in Greenville, Lexington, Richland, and Charleston Counties of South Carolina. In December 2012, we opened our Charleston, South Carolina office at 480 East Bay Street, and our third full-service office in Columbia, South Carolina. During the second quarter of 2013, we purchased a piece of property for a future full-service office in Mount Pleasant, South Carolina. This office will be our second office in the Charleston, South Carolina market and is expected to open in mid-2014.

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

At September 30, 2013, we had total assets of $849.9 million, a 6.5% increase from total assets of $798.0 million at December 31, 2012. The largest components of our total assets are net loans and investment securities which were $698.2 million and $77.6 million, respectively, at September 30, 2013. Comparatively, our net loans and investment securities totaled $636.9 million and $86.0 million, respectively, at December 31, 2012. Our liabilities and shareholders' equity at September 30, 2013 totaled $785.1 million and $64.8 million, respectively, compared to liabilities of $733.9 million and shareholders' equity of $64.1 million at December 31, 2012. The principal component of our liabilities is deposits which were $607.1 million and $576.3 million at September 30, 2013 and December 31, 2012, respectively.

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

Our net income was $1.4 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $193,000, or 15.7%. After our dividend payment to our preferred shareholders, net income to common shareholders was $1.2 million, or diluted earnings per share ("EPS") of $0.27, for the third quarter of 2013 as compared to net income to common shareholders of $842,000, or diluted EPS of $0.19 for the same period in 2012. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

Our net income was $3.7 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $952,000, or 34.9%. After our dividend payment to our preferred shareholders, net income to common shareholders was $3.1 million, or diluted EPS of $0.71, for the nine months ended September 30, 2013 as compared to net income to common shareholders of $1.8 million, or diluted EPS of $0.42, for the same period in 2012. The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

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

Effect of Economic Trends

The twelve months ended December 31, 2012 and the first nine months of 2013 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States during the past four years. While the economy has improved to some extent since the recession began in 2007, these economic conditions continue to present challenges for the banking industry. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, during the past four years, hundreds of financial institutions have failed or merged with other institutions.

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

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended September 30, 2013 our net interest income was $7.4 million, a 9.8% increase over net interest income of $6.7 million for the same period in 2012. In comparison, our average earning assets increased 9.3%, or $67.5 million, during the third quarter of 2013 compared to the third quarter of 2012, while our average interest bearing liabilities increased by $64.3 million during the same period. The increase in average earning assets is primarily related to an increase in average loans while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the "Average Balances, Income and Expenses, Yields and Rates" table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2013 and 2012. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$21,745	$14	0.28%	$22,406	$13	0.23%
Investment securities, taxable	52,955	291	2.18%	54,636	301	2.19%
Investment securities, nontaxable (2)	23,474	252	4.25%	17,935	215	4.76%
Loans	695,524	8,639	4.93%	631,238	8,343	5.26%
Total interest-earning assets	793,698	9,196	4.60%	726,215	8,872	4.86%
Noninterest-earning assets	48,188			41,576
Total assets	$841,886			$767,791
Interest-bearing liabilities
NOW accounts	$148,076	82	0.22%	$151,396	208	0.55%
Savings & money market	162,334	138	0.34%	108,669	101	0.37%
Time deposits	221,787	453	0.81%	212,049	633	1.19%
Total interest-bearing deposits	532,197	673	0.50%	472,114	942	0.79%
Note payable and other borrowings	128,617	982	3.03%	124,363	1,046	3.35%
Junior subordinated debentures	13,403	82	2.43%	13,403	94	2.79%
Total interest-bearing liabilities	674,217	1,737	1.02%	609,880	2,082	1.36%
Noninterest-bearing liabilities	103,239			94,226
Shareholders' equity	64,430			63,685
Total liabilities and shareholders' equity	$841,886			$767,791
Net interest spread			3.58%			3.50%
Net interest income (tax equivalent) / margin		$7,459	3.73%		$6,790	3.72%
Less: tax-equivalent adjustment (2)		96			82
Net interest income		$7,363			$6,708

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.73% for the three months ended September 30, 2013 compared to 3.72% for the third quarter of 2012. The slight increase in net interest margin during 2013 was a result of a 34 basis point reduction in the cost of our interest bearing liabilities, offset in part by a 26 basis point reduction in the yield of our interest earning assets.

While our average interest-bearing liabilities increased by $64.3 million during the third quarter of 2013 as compared to the third quarter of 2012, our interest expense decreased by $345,000 due to a 34 basis point decline in the rate paid on these liabilities. During the past 12 months, we have continued to reduce rates on all of our deposit products in line with the historically low Federal funds target rate. Consequently, the cost of our interest bearing deposits decreased 29 basis points from the third quarter of 2012. Also, the cost of our FHLB advances and other borrowings declined by 32 basis points, primarily resulting from the restructuring of $35.0 million of our FHLB advances from a weighted average rate of 2.60% to a weighted average rate of 1.95% during the past 12 months.

Our average interest-earning assets increased by $67.5 million as compared to the same quarter in 2012, while the yield on these assets decreased by 26 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past. Our average loan balances increased by $64.3 million as of the third quarter of 2013, compared to the same period in 2012, while our loan yield decreased by 33 basis points during the same period.

Our net interest spread was 3.58% for the three months ended September 30, 2013 compared to 3.50% for the same period in 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 34 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 26 basis point decline in yield on our earning assets, resulted in a 8 basis point increase in our net interest spread for the 2013 period.

				For the Nine Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$24,725	$47	0.25%	$25,291	$48	0.25%
Investment securities, taxable	56,301	868	2.06%	65,166	1,063	2.22%
Investment securities, nontaxable (2)	24,390	755	4.14%	17,961	642	4.77%
Loans	675,496	25,371	5.02%	614,577	24,351	5.29%
Total interest-earning assets	780,912	27,041	4.63%	722,995	26,124	4.83%
Noninterest-earning assets	46,252			42,982
Total assets	$827,164			$765,977
Interest-bearing liabilities
NOW accounts	$153,673	305	0.27%	$153,398	711	0.62%
Savings & money market	143,308	340	0.32%	111,849	339	0.40%
Time deposits	222,622	1,558	0.94%	209,847	2,191	1.39%
Total interest-bearing deposits	519,603	2,203	0.57%	475,094	3,241	0.91%
Note payable and other borrowings	132,425	2,925	2.95%	123,540	3,142	3.40%
Junior subordinated debentures	13,403	255	2.54%	13,403	282	2.81%
Total interest-bearing liabilities	665,431	5,383	1.08%	612,037	6,665	1.45%
Noninterest-bearing liabilities	97,053			90,034
Shareholders' equity	64,680			63,906
Total liabilities and shareholders' equity	$827,164			$765,977
Net interest spread			3.55%			3.38%
Net interest income (tax equivalent) / margin		$21,658	3.71%		$19,459	3.60%
Less: tax-equivalent adjustment (2)		287			244
Net interest income		$21,371			$19,215

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.71% for the nine months ended September 30, 2013 compared to 3.60% for the nine months ended September 30, 2012. The 11 basis point increase in net interest margin during the nine months ended September 30, 2013 was driven primarily by a 37 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2012.

During the first nine months of 2013, our average interest-earning assets increased by $57.9 million as compared to the same period in 2012; however, the yield on our interest-earning assets declined by 20 basis points during 2013. The increase in interest-earning assets was driven by a $60.9 million increase in average loans, while the decline in yield on interest earning assets was driven primarily by reduced yields on our loan and investment securities portfolios.

In addition, our average interest-bearing liabilities increased by $48.9 million during the nine month period ended September 30, 2013 as compared to the same period in 2012, while the cost of our interest-bearing liabilities declined by 37 basis points. In effect, our interest-bearing liabilities continue to reprice downward at a faster rate than our interest-earning assets

Our net interest spread was 3.55% for the nine months ended September 30, 2013 compared to 3.38% for the same period in 2012. The 37 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 20 basis point decline in yield on our earning assets, resulted in a 17 basis point increase in our net interest spread for the 2013 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2013 vs. 2012				September 30, 2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$821	(477)	(48)	296	$544	(400)	(32)	112
Investment securities	21	(8)	-	13	(136)	(38)	8	(166)
Federal funds sold	-	1	-	1	(7)	-	-	(7)
Total interest income	842	(484)	(48)	310	401	(438)	(24)	401
Interest expense
Deposits	108	(336)	(41)	(269)	33	(728)	(14)	(709)
Note payable and other	48	(107)	(5)	(64)	15	(108)	(1)	(94)
Junior subordinated debt	-	(12)	-	(12)	-	8	-	8
Total interest expense	156	(455)	(46)	(345)	48	(828)	(15)	(795)
Net interest income	$686	(29)	(2)	655	$353	390	(9)	734

Net interest income, the largest component of our income, was $7.4 million for the three month period ended September 30, 2013 and $6.7 million for the three months ended September 30, 2012, a $655,000, or 9.8% increase during the third quarter of 2013. The increase in net interest income is due to a $310,000 increase in interest income, combined with a $345,000 decrease in interest expense. The increased net interest income is due primarily to the $67.5 million increase in our average interest earning assets during the third quarter of 2013 compared to the third quarter of 2012 which resulted in $842,000 of additional interest income during the 2013 period.

	Nine Months Ended
	September 30, 2013 vs. 2012				September 30, 2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$2,464	(1,313)	(131)	1,020	$1,941	(2,127)	(127)	(313)
Investment securities	(43)	(105)	3	(145)	84	(185)	(9)	(110)
Federal funds sold	(1)	-	-	(1)	(43)	7	(4)	(40)
Total interest income	2,420	(1,418)	(128)	874	1,982	(2,305)	(140)	(463)
Interest expense
Deposits	289	(1,219)	(108)	(1,038)	117	(2,300)	(49)	(2,232)
Note payable and other	274	(451)	(40)	(217)	25	(315)	(2)	(292)
Junior subordinated debt	-	(27)	-	(27)	-	23	-	23
Total interest expense	563	(1,697)	(148)	(1,282)	142	(2,592)	(51)	(2,501)
Net interest income	$1,856	278	20	2,156	$1,840	287	(89)	2,038

Net interest income for the nine months ended September 30, 2013 was $21.4 million compared to $19.2 million for the first nine months ended September 30, 2012, a $2.2 million, or 11.2% increase during the first nine months of 2013 compared to the same period in 2012. The increase in net interest income is due primarily to a $1.3 million reduction in interest expense, combined with an $874,000 increase in interest income. During the nine months ended September 30, 2013, our average interest earning assets increased by $57.9 million compared to the same period in 2012, resulting in $2.4 million of additional interest income during 2013, while lower rates on the interest earning assets resulted in a reduction of $1.4 million to interest income. Comparatively, the lower rates on our interest bearing liabilities, which increased by $48.9 million during the nine months ended September 30, 2013, resulted in a reduction in interest expense of $1.7 million.

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

For the three months ended September 30, 2013 and 2012, we incurred a noncash expense related to the provision for loan losses of $775,000 and $1.1 million, respectively, resulting in an allowance for loan losses of $9.8 million and $9.3 million for the 2013 and 2012 periods, respectively. The lower provision for loan losses during the 2013 period relates primarily to the overall improvement in the credit quality of our loan portfolio during the first nine months of 2013. The $9.8 million allowance represented 1.39% of gross loans at September 30, 2013 while the $9.3 million allowance was 1.45% of gross loans at September 30, 2012.

During the past twelve months, our loan balances increased by $70.4 million, while the amount of our nonperforming and past due loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Loan fee income	$398	364	923	754
Service fees on deposit accounts	207	230	635	583
Income from bank owned life insurance	179	157	498	467
Gain on sale of investment securities	-	295	-	363
Other income	271	240	759	698
Total noninterest income	$1,055	1,286	2,815	2,865

Noninterest income decreased $231,000, or 18.0%, in the third quarter of 2013 as compared to the same period in 2012. The decrease in total noninterest income during this 2013 period resulted primarily from a $295,000 gain on sale of investment securities recorded during the third quarter of 2012, combined with a $23,000, or 10% decrease in service fees on deposit accounts. Partially offsetting the decrease in gain on sale of investment securities and service fees on deposit accounts were the following:

•	Loan fee income increased 9.3%, or $34,000, resulting primarily from mortgage origination fee income of $357,000, a $29,000 increase from the prior period.
•	Income from bank owned life insurance increased $22,000, or 14.0%, driven by an additional $2.0 million of life insurance purchased during the second quarter of 2013.
•	Other income increased by 12.9%, or $31,000, due primarily to increased income received from ATM and debit card transactions which is volume-driven.

Noninterest income decreased by 1.7%, or $50,000, during the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease relates to the $363,000 gain on sale of investment securities recorded in the 2012 period. Partially offsetting the gain on sale were increases of $169,000 in loan fee income, $52,000 in service fees on deposit accounts, $31,000 in income from bank owned life insurance and $61,000 in other income during the 2013 period.

In accordance with the requirements set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange transaction fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $142,000 and $121,000 for the three months ended September 30, 2013 and 2012, respectively, and $398,000 and $343,000 for the nine months ended September 30, 2013 and 2012, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Compensation and benefits	$3,134	2,625	9,104	7,398
Occupancy	755	621	2,206	1,818
Real estate owned activity	25	267	30	720
Data processing and related costs	611	518	1,781	1,540
Insurance	171	341	612	1,030
Marketing	171	150	576	513
Professional fees	246	248	609	675
Other	397	255	1,122	765
Total noninterest expense	$5,510	5,025	16,040	14,459

Noninterest expense was $5.5 million for the three months ended September 30, 2013, a $485,000, or 9.7%, increase from noninterest expense of $5.0 million for the three months ended September 30, 2012.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased 19.4%, or $509,000, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $308,000 driven by the cost of 15 additional employees, eight of which were hired to support our new Charleston and Columbia offices, and five of which were hired in relation to the expansion of our mortgage operations, combined with annual company-wide salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $87,000, while benefit expenses increased $119,000 during the same period, compared to the third quarter of the prior year.
•	Occupancy expenses increased $134,000, or 21.6%, driven by increased depreciation, utilities and maintenance expenses related to our two new offices in Charleston and Columbia, South Carolina.
•	Data processing and related costs increased 18.0%, or $93,000, primarily related to the increased number of clients and accounts we serve, as well as additional services we provide to our clients.
•	Other expenses increased by $142,000, or 55.7%, primarily related to additional costs associated with our mortgage and office expansions, as well as increased travel and collection expenses.

Partially offsetting these increases in noninterest expense were decreases resulting from:

•	Real estate owned activity decreased by $242,000, due primarily to a lower net loss on sale of $7,000 and expenses of $18,000 related to the management of properties held by us during the third quarter of 2013, compared to a net loss on sale of $255,000 and expenses of $12,000 recorded during the 2012 period.

•	Insurance expense decreased by $170,000, or 49.9%, due to a $112,000 reduction in FDIC insurance premiums and a $59,000 reduction in regulator fees resulting from the Bank's change from a national charter to a South Carolina charter.

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 65.2% for the third quarter of 2013 compared to 61.8% for the same period in 2012. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher efficiency ratio during the 2013 period relates primarily to the increase in noninterest expense due to the additional costs associated with opening our two new retail locations and expanding our mortgage operations capabilities.

Noninterest expense for the nine months ended September 30, 2013 increased 10.9%, or $1.6 million, as compared to the nine months ended September 30, 2012. The increase relates primarily to the $1.7 million increase in compensation and benefits expense, $388,000 in occupancy expense, $241,000 in data processing and related costs, and $357,000 in other expenses. Partially offsetting the increases in noninterest expense were decreases of $690,000 in real estate owned activity, $418,000 in insurance expenses, and $66,000 in professional fees.

We incurred income tax expense of $714,000 for the three months ended September 30, 2013 as compared to $618,000 during the same period in 2012. Income tax expense for the nine months ended September 30, 2013 was $1.8 million as compared to $1.3 million for the same period of 2012. Our effective tax rate was 33.0% and 32.1% for the nine months ended September, 2013 and 2012, respectively. The increase in income tax expense during the 2013 periods is primarily a result of the increase in our net income during the respective periods.

Balance Sheet Review

Investment Securities

At September 30, 2013, the $77.6 million in our investment securities portfolio represented approximately 9.1% of our total assets. We held investment securities with a fair value of $70.2 million and an amortized cost of $71.4 million resulting in an unrealized loss of $1.2 million. At December 31, 2012, the $86.0 million in our investment securities portfolio represented approximately 10.8% of our total assets. We held investment securities with a fair value of $78.2 million and an amortized cost of $76.4 million for an unrealized gain of $1.8 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2013 and 2012 were $675.5 million and $614.6 million, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2013 and December 31, 2012 were $708.0 million and $646.0 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2013, our loan portfolio included $581.6 million, or 82.1%, of real estate loans. As of December 31, 2012, real estate loans made up 80.9% of our loan portfolio and totaled $522.5 million. Most of our real estate loans are secured by residential or commercial property. In addition, included in our consumer real estate are $2.5 million and $2.1 million as of September 30, 2013 and December 31, 2012, respectively, of mortgage loans held for sale. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $80.3 million as of September 30, 2013, of which approximately 40% were in a first lien position, while the remaining balance was junior liens. The average loan had a balance of approximately $85,000 and a loan to value of 74%. Further, 0.25% of our total home equity lines of credit were over 30 days past due as of September 30, 2013.

Following is a summary of our loan composition at September 30, 2013 and December 31, 2012. Of the $62.1 million in loan growth, $42.6 million is related to our new East Bay Street office in Charleston, South Carolina with growth of $17.0 million in non-owner occupied real estate, $12.7 million in owner occupied real estate, $5.5 million in commercial construction and $4.8 million in commercial business loans.

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$180,243	25.5%	158,790	24.6%
Non-owner occupied RE	167,039	23.6%	165,163	25.6%
Construction	26,478	3.7%	20,347	3.1%
Business	115,981	16.4%	114,169	17.7%
Total commercial loans	489,741	69.2%	458,469	71.0%
Consumer
Real estate	109,370	15.4%	86,559	13.4%
Home equity	80,304	11.3%	77,895	12.1%
Construction	18,123	2.6%	13,749	2.1%
Other	10,495	1.5%	9,277	1.4%
Total consumer loans	218,292	30.8%	187,480	29.0%
Total gross loans, net of deferred fees	708,033	100.0%	645,949	100.0%
Less—allowance for loan losses	(9,816)		(9,091)
Total loans, net	$698,217		$636,858

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of September 30, 2013 and December 31, 2012, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans	$2,497	2,618
Consumer loans	466	740
Nonaccruing troubled debt restructurings	5,533	4,809
Total nonaccrual loans	8,496	8,167
Other real estate owned	1,579	1,719
Total nonperforming assets	$10,075	9,886

At September 30, 2013, nonperforming assets were $8.5 million, or 1.19% of total assets and 1.42% of gross loans. Comparatively, nonperforming assets were $9.9 million, or 1.24% of total assets and 1.53% of gross loans at December 31, 2012. Nonaccrual loans increased $329,000 to $8.5 million at September 30, 2013 from $8.2 million at December 31, 2012. Nonaccrual loans at September 30, 2013 include nine loans which were put on nonaccrual status during the first nine months of 2013. In addition, during the first nine months of 2013, two nonaccrual loans were transferred to OREO, six nonaccrual loans were either fully or partially charged-off and three loans were either paid off or returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2013 and 2012 was approximately $468,000 and $401,000, respectively.

Nonperforming assets include OREO which decreased by $140,000 from December 31, 2012. During the first nine months of 2013 we added three properties for $1.3 million and sold five properties for $1.6 million. The balance at September 30, 2013 includes five commercial properties totaling $1.5 million and two residential properties totaling $81,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2013.

At September 30, 2013 and 2012, the allowance for loan losses represented 115.5% and 100.5% of the total amount of nonperforming loans, respectively. A significant portion, or 87%, of nonperforming loans at September 30, 2013 is secured by real estate. Our nonperforming loans have been written down to approximately 66% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $9.8 million as of September 30, 2013 to be adequate.

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

In addition, at September 30, 2013, 82.1% of our loans were collateralized by real estate and 83.1% of our impaired loans were secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an "as is" basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. In situations where a current appraisal is not available, we use the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, and other observable market data) to estimate the current fair value. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment based on external market data. As of September 30, 2013, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

As of September 30, 2013, impaired loans totaled $15.5 million for which $12.2 million of these loans have a reserve of approximately $4.1 million allocated in the allowance. During the first nine months of 2013, the average recorded investment in impaired loans was approximately $15.9 million. Comparatively, impaired loans totaled $17.6 million at December 31, 2012, and $9.5 million of these loans had a reserve of approximately $3.7 million allocated in the allowance. During 2012, the average recorded investment in impaired loans was approximately $17.9 million.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance, either in whole or in part, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses was $9.8 million and $9.3 million at September 30, 2013 and 2012, respectively, or 1.39% and 1.45% of outstanding loans, respectively. At December 31, 2012, our allowance for loan losses was $9.1 million, or 1.41% of outstanding loans, and we had net loans charged-off of $4.4 million for the year ended December 31, 2012.

During the nine months ended September 30, 2013, we charged-off $2.0 million of loans and recorded $109,000 of recoveries on loans previously charged-off, for net charge-offs of $1.9 million, or 0.38% of average loans. Comparatively, we charged-off $3.3 million of loans and recorded $20,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $3.3 million, or 0.71% of average loans for the first nine months of 2012.

The following is a summary of the activity in the allowance for loan losses.

	Nine months ended September 30,		Year ended
(dollars in thousands)	2013	2012	December 31, 2012
Balance, beginning of period	$9,091	8,925	8,925
Provision	2,650	3,600	4,550
Loan charge-offs	(2,034)	(3,291)	(4,505)
Loan recoveries	109	20	121
Net loan charge-offs	(1,925)	(3,271)	(4,384)
Balance, end of period	$9,816	9,254	9,091

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

Our retail deposits represented $573.7 million, or 94.5%, of total deposits at September 30, 2013, while our out-of-market, or brokered deposits represented $33.3 million, or 5.5%, of total deposits. At December 31, 2012, retail deposits represented $563.3 million, or 97.7%, of our total deposits and brokered deposits were $13.0 million, representing 2.3% of our total deposits. While our total retail deposits increased only $10.4 million during the first nine months of 2013, the retail deposit balances for our two new retail offices, which were opened in December 2012, increased by $35.7 million. In addition, we secured an additional $20.3 million of brokered deposits during the nine months ended September 30, 2013 in order to fund the $62.1 million of net loan growth. Our loan-to-deposit ratio was 117% and 112% at September 30, 2013 and December 31, 2012, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$90,723	-%	85,310	-%
Interest bearing demand deposits	153,673	0.27%	153,398	0.62%
Money market accounts	137,072	0.33%	106,695	0.42%
Savings accounts	6,236	0.09%	5,154	0.14%
Time deposits less than $100,000	71,722	0.85%	72,906	1.14%
Time deposits greater than $100,000	150,900	0.98%	136,941	1.53%
Total deposits	$610,326	0.48%	560,404	0.77%

During the nine months ended September 30, 2013, our average transaction account balances increased by $37.1 million, or 10.6%, from the nine months ended September 30, 2012. In addition, our average time deposit balances increased by $12.8 million, or 6.1%, during the 2013 period due primarily to the $20.3 million growth in brokered deposits.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $453.0 million and $427.9 million at September 30, 2013 and December 31, 2012, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2013 was as follows:

(dollars in thousands)	September 30, 2013
Three months or less	$ 17,498
Over three through six months	25,496
Over six through twelve months	51,594
Over twelve months	59,494
Total	$ 154,082

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

At September 30, 2013 and December 31, 2012, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $23.7 million and $29.4 million, or 2.8% and 3.7% of total assets, respectively. Our investment securities at September 30, 2013 and December 31, 2012 amounted to $77.6 million and $86.0 million, or 9.1% and 10.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 38% of these securities is pledged against outstanding debt and 32% is pledged against public deposits. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there was $3.6 million borrowed against the lines of credit at September 30, 2013.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2013 was $35.0 million, based on the Bank's $7.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio or increase our short-term borrowings in order to meet those needs.

Total shareholders' equity at September 30, 2013 was $64.8 million. At December 31, 2012, total shareholders' equity was $64.1 million. The $651,000 increase from December 31, 2012 is primarily related to net income of

$3.7 million, partially offset by a $2.0 million decline in the equity portion of the unrealized loss on securities and $1.0 million repurchase of 1,000 shares of our Series T Preferred Stock during the nine months ended September 30, 2013.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the nine months ended September 30, 2013 and the year ended December 31, 2012. Since our inception, we have not paid cash dividends.

	September 30, 2013	December 31, 2012
Return on average assets	0.59%	0.50%
Return on average equity	7.61%	6.03%
Return on average common equity	8.48%	5.79%
Average equity to average assets ratio	7.82%	8.30%
Tangible common equity to assets ratio	5.82%	5.99%

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

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered "adequately capitalized" under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of September 30, 2013, our capital ratios exceed those required to be well-capitalized.

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the the new capital standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2013
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$86,886	12.42%	55,959	8.0%	69,949	10.0%
Tier 1 Capital (to risk weighted assets)	78,129	11.17%	27,979	4.0%	41,969	6.0%
Tier 1 Capital (to average assets)	78,129	9.30%	33,604	4.0%	42,005	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2013
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$87,322	12.48%	55,959	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	78,565	11.23%	27,979	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	78,565	9.33%	33,690	4.0%	N/A	N/A

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

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2013, unfunded commitments to extend credit were $137.6 million, of which $29.4 million was at fixed rates and $108.1 million was at variable rates. At December 31, 2012, unfunded commitments to extend credit were $115.6 million, of which approximately $22.1 million was at fixed rates and $93.5 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2013 and December 31, 2012, there was a $2.6 million and $2.3 million, respectively, commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2013, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management's assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	5.78%
Up 200 basis points	3.03%
Up 100 basis points	0.92%
Base	-
Down 100 basis points	(4.35)%
Down 200 basis points	(9.05)%
Down 300 basis points	(11.19)%

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

Accounting and Reporting Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013 the FASB clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. These amendments did not have any effect on the Company's financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the ordinary course of business. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company's financial position, results of operations or cash flows.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 5, 2013	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2013	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, this information shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.