Form 10-K
period 2013-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2014-03-04
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2013.

Or

☐ Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2013 (based on the average bid and ask price of  the Common Stock as quoted on the NASDAQ Global Market on June 30, 2013), was $39,710,003.

4,810,700 shares of the registrant’s common stock were outstanding as of March 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.

CAUTIONARY NOTE REGARDING
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

•

our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;

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

•

changes in deposit flows;

•

changes in technology;

•

our current and future products, services, applications and functionality and plans to promote them;

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

•

our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums and the impact of the capital rules under Basel III;

•

our ability to attract and retain key personnel;

•

loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•

our ability to retain our existing clients, including our deposit relationships;

•

adverse changes in asset quality and resulting credit risk-related losses and expenses; and

•

other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc.  (the “Company”), headquartered in Greenville, South Carolina, is a bank holding company incorporated in March 1999 under the laws of South Carolina that owns all of the capital stock of Southern First Bank (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”). Effective April 1, 2013, the Bank converted its national charter to a South Carolina state charter and changed its name from Southern First Bank, N.A. to Southern First Bank. The Bank is a commercial bank with offices located in Greenville, Richland, Lexington, and Charleston Counties, South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

On February 27, 2009, as part of the Capital Purchase Program ("CPP"), the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and a warrant to purchase 399,970.34 shares of the Company's common stock (the "CPP Warrant") to the U.S. Department of the Treasury (the “Treasury") for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The CPP Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction. The Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process and the remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process.

In addition, on July 25, 2012, the Company completed its repurchase of the CPP Warrant from the Treasury for a mutually agreed upon price of $1.1 million. Following the settlement of the CPP Warrant on July 25, 2012, the Treasury has completely eliminated its equity stake in the Company through the CPP.

On January 3, 2013 and April 1, 2013, the Company redeemed a total of $1.0 million of its outstanding Series T preferred stock from three of its preferred shareholders. On January 27, 2014, the Company issued a total of 475,000 shares of its common stock to two controlled affiliates of EJF Capital, Inc. (collectively, “EJF”) at $13.00 per share in a private placement pursuant to Regulation D (the “Private Placement”). The gross proceeds to the Company from the Private Placement were used by the Company to redeem 4,057 shares of outstanding Series T Preferred Stock at a redemption price of $1,000 per share, or $4.1 million. Since July of 2012, the Company has redeemed a cumulative $6,057,000 of its outstanding Series T Preferred Stock and reduced the balance to $11,242,000.

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

Location and Service Area

We have retail office locations in the cities of Greenville, Columbia, and Charleston, South Carolina. Greenville County is located in the upstate region of South Carolina, approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. It is South Carolina’s most populous county with an estimated 468,000 residents as of July 1, 2012. Greenville is also one of the state’s wealthiest counties, with estimated median household income of $49,000 for 2010. In the past decade, Greenville County has attracted more than $6 billion in new business investments and, since Fall 2009, Greenville County has created around 30,000 new jobs.

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

Columbia, South Carolina is the State capital and largest city in the State. Columbia is home to Fort Jackson, the largest and most active initial entry training center of the United States Army. As of July 1, 2012, Richland County is the 2nd largest county in the State with an estimated population of 394,000 residents, while Lexington County is the 6th largest county with an estimated population of 270,000. From 2000 to 2010, the combined estimated population of Richland and neighboring Lexington counties grew approximately 18.8% to an estimated 638,000 and their growth rate is continually improving. The median household income for Richland and Lexington Counties combined was $51,000 for 2010.

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

In July 2012, we announced our expansion into the Charleston market and opened our first retail office location on East Bay Street in Charleston in December 2012. Charleston, South Carolina is an historic city in the Lowcountry region of South Carolina and is located on the Atlantic coastline. It is known for its Southern hospitality, remarkable history, elegant charm, and unique culture. As a result, Charleston attracts thousands of visitors each year. The city of Charleston is the second largest city in the state with a population of approximately 125,000 and Charleston County is the third largest county in the state with an estimated population of 365,000 as of July 1, 2012.    From 2000 to 2010, the estimated population of the city of Charleston grew 24.2% while the estimated population of Charleston County grew 13%. The median household income for Charleston County was approximately $50,000 for 2010. In addition, Charleston is the home of the Port of Charleston, a deep water port, which provides a large economic impact to the state by allowing larger ships to carry millions of tons of cargo to its docks. In April 2013, we purchased property in Mount Pleasant, South Carolina, with plans to open our second retail office in the Charleston market during the second half of 2014.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2013, we had net loans of $727.1 million, representing 81.6% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2013, our average loan size was approximately $220,000. Excluding home equity lines of credit, the average loan size was approximately $298,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2013, our 10 largest client loan relationships represented approximately $71.3 million, or 9.7% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered for approval by a team of officers led by a senior lender, or by the voting members of the officers’ loan committee, based on the loan amount. The officers’ loan committee, which is comprised of a group of our senior commercial lenders, bank president, and chief executive officer, has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board. We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the Bank, consistent with federal banking regulations.

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2013, approximately $84.1 million, or 11.4% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 78 loans totaling approximately $32.7 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

Credit Administration and Loan Review. We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent process to review the loan files on a test basis to assess the grading of each loan. The Bank has a chief risk officer that reviews performance benchmarks established by management in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2013, the maximum amount we could lend to one borrower is $13.5 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2013 is $9.4 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction and development, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2013, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 80.6% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 17.6% and 1.8%, respectively, of our total loan portfolio at December 31, 2013.

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

•

Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2013, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $351.1 million, or approximately 47.6% of our loan portfolio. Of our commercial real estate loan portfolio, $166.0 million in loans were non-owner occupied properties, representing 47.3% of our commercial real estate portfolio and 22.5% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $185.1 million in loans or 52.7% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 25.1% of our total loan portfolio. At December 31, 2013, our individual commercial real estate loans ranged in size from approximately $9,000 to $5.0 million, with an average loan size of approximately $504,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•

Construction and Development Real Estate Loans.  We offer adjustable and fixed rate construction and development loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2013, total commercial and consumer construction loans amounted to $50.8 million, or 6.9% of our loan portfolio. Commercial construction loans represented $30.9 million, or 4.2%, of our total loan portfolio, while consumer construction loans represented $19.9 million, or 2.7% of our total loan portfolio. At December 31, 2013, our commercial construction and development real estate loans ranged in size from approximately $22,000 to $4.4 million, with an average loan size of approximately $614,000. At December 31, 2013, our consumer or residential construction loans ranged in size from approximately $14,000 to $1.4 million, with an average loan size of approximately $395,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

•

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2013, commercial business loans amounted to $129.7 million, or 17.6% of our loan portfolio, and ranged in size from approximately $1,000 to $3.7 million, with an average loan size of approximately $177,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2013, we had originated one loan utilizing government enhancements.

•

Consumer Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term consumer or residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2013, consumer real estate loans (other than construction loans) amounted to $192.7 million, or 26.1% of our loan portfolio. Included in the consumer real estate loans was $114.2 million, or 15.5% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $78.5 million, or 10.6% of our total loan portfolio. At December 31, 2013, our individual residential real estate loans ranged in size from $3,000 to $2.4 million, with an average loan size of approximately $304,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2013, our individual home equity lines of credit ranged in size from $1,000 to $1.8 million, with an average of approximately $105,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

•

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2013, consumer loans other than real estate amounted to $13.0 million, or 1.8% of our loan portfolio, and ranged in size from $100 to $1.3 million, with an average loan size of approximately $32,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented 9.3% of total deposits at December 31, 2013. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. We currently have eight retail offices with a ninth office expected to open in Charleston, South Carolina during the second half of 2014. These retail offices assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

In addition to deposit and loan services, we offer other bank services such as internet banking, cash management services, safe deposit boxes, travelers checks, direct deposit, and automatic drafts for various accounts. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our clients. We are associated with the NYCE, Pulse, STAR, and Cirrus networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity National Information Systems, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operations.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville, Richland, Lexington, and Charleston Counties, South Carolina and elsewhere.

As of June 30, 2013, the most recent date for which market data is available, there were 32 financial institutions in our primary market of Greenville County, 20 financial institutions in the Columbia market, and 28 financial institutions in the Charleston market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Market Share

As of June 30, 2013, the most recent date for which market data is available, total deposits in the Bank’s primary service area, Greenville County, were over $9.2 billion, which represented a 2.4% increase from 2012. At June 30, 2012, our deposits represented 5.1% of the market compared to 4.7% of the market at June 30, 2012.

We first entered the retail deposit market in Columbia as a full-service branch office in July 2007. Our service area in the Columbia market includes both Lexington and Richland counties with combined deposits in excess of $14.7 billion as of June 30, 2013, a 3.7% increase from 2011. At June 30, 2013, our deposits represented 0.7% of the market compared to 0.9% of the market at June 30, 2012.

We opened our first full-service retail office in the Charleston market in December 2012. Our service area in the Charleston market includes Charleston County with deposits totaling $8.0 billion as of June 30, 2013, a $2.2% increase over deposits of $7.8 billion as of June 30, 2012. At June 30, 2013, our deposits represented 0.3% of the market share.

Employees

At December 31, 2013 and 2012, we employed a total of 138 and 125 full-time equivalent employees, respectively. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Developments

Markets in the U.S. and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007 that has continued since then. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

•

Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

•

Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

•

Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•

Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which stockholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

o

prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

o

requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing stockholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule begin to phase in on January 1, 2014 for advanced approaches banking organizations and on January 1, 2015 for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•

a new common equity Tier 1 risk-based capital ratio of 4.5%;

•

a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•

a total risk-based capital ratio of 8% (unchanged from current requirements);

•

a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions); and

•

new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Savings associations also must deduct investments in certain subsidiaries. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations (“CDOs”) issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

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

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “Southern First Bank – Dividends.”

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

Southern First Bank

Effective April 1, 2013, the Bank converted its national charter to a state charter and now operates as a South Carolina bank subject to examination by both the S.C. Board and the FDIC.

As a South Carolina bank, deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. The S.C. Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including;

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

The FDIC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios — Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•

internal controls;

•

information systems and audit systems;

•

loan documentation;

•

credit underwriting;

•

interest rate risk exposure; and

•

asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

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

If the FDIC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

As of December 31, 2013, the Bank was deemed to be “well capitalized.”

As further described under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises – Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, when full phased in, Basel III will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule.

Standards for Safety and Soundness. The Federal Deposit Insurance Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulatory authority an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Branching. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the S.C. Board. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

Community Reinvestment Act. The Community Reinvestment Act requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

The Gramm Leach Bliley Act (the “GLBA”) made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

On February 15, 2011, the date of the most recent examination, the Bank received a satisfactory CRA rating.

Finance Subsidiaries. Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates. As of December 31, 2013, the Company did not have any financial subsidiaries.

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

•

the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that U.S. entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

As of December 31, 2013, approximately 80.6% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

At December 31, 2013, 51.8% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans ware typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2013, commercial business loans comprised 17.6% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2013, approximately 51.8% of our loan portfolio, was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

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

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including but not limited to:

•

an ongoing review of the quality, mix, and size of our overall loan portfolio;

•

our historical loan loss experience;

•

evaluation of economic conditions;

•

regular reviews of loan delinquencies and loan portfolio quality;

•

ongoing review of financial information provided by borrowers; and

•

the amount and quality of collateral, including guarantees, securing the loans.

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

Due to the growth of our Bank and expansion into new markets over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Negative developments in the financial industry and the domestic and international credit markets, and the economy in general, may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2014. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has in general the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, we may face the following risks:

•

economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

•

market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

•

the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

•

the value of our securities portfolio may decline; and

•

we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 94.8% of our interest income for the year ended December 31, 2013. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)

and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

R. Arthur Seaver, Jr., our chief executive officer, and F. Justin Strickland, our president, each has extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of Mr. Seaver or Mr. Strickland, either would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Justin Strickland, Fred Gilmer, III, and Lenwood Howell. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. In addition, we intend to redeem remaining outstanding shares of our Series T Preferred Stock that we originally issued to the Treasury under the CPP, and we may need to raise additional capital to do so. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

Regulatory and Legal Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

The Dodd-Frank Act may have a material adverse effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•

changes to regulatory capital requirements;

•

exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•

potential limitations on federal preemption;

•

changes to deposit insurance assessments;

•

regulation of debit interchange fees we earn;

•

changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•

changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient "high quality liquid assets" to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations by compelling us to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

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

If we do not redeem all 15,299 shares of outstanding Series T Preferred Stock prior to May 15, 2014, the cost of any remaining Series T Preferred shares will increase from 5.0% per annum to 9.0% per annum. Dividends declared on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

We purchased property in Mount Pleasant, South Carolina in April 2013 and are in the process of constructing a new retail office on the site. The office is expected to open during the second half of 2014.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 1,100 shareholders of record on February 28, 2014.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2013 and 2012 (adjusted for the 10% stock dividends in 2013 and 2012).

2013	High	Low
First Quarter	$11.26	$8.41
Second Quarter	11.35	10.28
Third Quarter	13.63	10.80
Fourth Quarter	13.98	12.81

2012
First Quarter	$6.69	$5.54
Second Quarter	8.18	6.24
Third Quarter	8.65	7.32
Fourth Quarter	9.00	7.96

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends depends primarily on the ability of our subsidiary, Southern First Bank to pay dividends to us. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2013. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	391,681	$6.84	-
2010 Stock Incentive Plan – options	225,500	7.41	140,525
2006 Restricted Stock Plan	-	-	-
2010 Stock Incentive Plan – restricted stock	-	-	18,549
Total	617,181	$7.05	159,074

(1)

Under the terms of Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to be reissued as non-qualified stock option awards.

Item 6. Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Total assets	$890,831	797,998	767,745	736,490	719,297
Investment securities	73,556	86,016	108,584	72,853	94,633
Loans, net (1)	727,054	636,858	589,709	564,006	566,510
Allowance for loan losses	10,213	9,091	8,925	8,386	7,760
Deposits	680,319	576,299	562,912	536,296	494,084
FHLB advances and related debt	124,100	124,100	122,700	122,700	146,950
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Shareholders’ equity	65,665	64,125	62,539	59,216	59,841
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$36,118	34,698	35,142	35,529	36,177
Interest expense	7,097	8,702	11,854	15,317	16,895
Net interest income	29,021	25,996	23,288	20,212	19,282
Provision for loan losses	3,475	4,550	5,270	5,610	4,310
Net interest income after provision for loan losses	25,546	21,446	18,018	14,602	14,972
Noninterest income (loss)	3,802	3,762	2,770	3,045	2,185
Noninterest expenses	21,812	19,513	17,867	16,564	15,393
Income before income tax expense	7,536	5,695	2,921	1,083	1,764
Income tax expense	2,416	1,833	833	193	345
Net income	5,120	3,862	2,088	890	1,419
Preferred stock dividends	771	840	865	865	730
Discount accretion (4)	-	360	279	260	200
Redemption of preferred stock	(20)	(96)	-	-	-
Net income (loss) available to common shareholders (4)	$4,369	2,758	944	(235)	489
PER COMMON SHARE DATA (2)(4)
Basic	$1.02	$0.65	0.22	(0.06)	0.06
Diluted	0.98	0.64	0.22	(0.06)	0.06
Book value	11.66	11.26	10.93	10.25	10.63
Weighted average number of common shares outstanding:
Basic, in thousands	4,280	4,230	4,201	4,179	4,066
Diluted, in thousands	4,459	4,340	4,287	4,179	4,101
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.61%	0.50%	0.28%	0.12%	0.20%
Return on average equity	7.88%	6.03%	3.40%	1.47%	2.51%
Return on average common equity (4)	8.81%	5.79%	2.10%	(0.53)%	1.20%
Net interest margin, tax equivalent	3.71%	3.61%	3.30%	2.91%	2.84%
Loan to deposit ratio (1)	108.37%	112.09%	106.35%	106.73%	116.23%
Efficiency ratio (3)	65.91%	63.19%	64.95%	70.46%	70.24%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	1.29%	1.53%	2.33%	2.61%	2.69%
Nonperforming assets to total assets (1)	1.07%	1.24%	1.82%	2.03%	2.15%
Net charge-offs to average total loans (1)	0.34%	0.71%	0.81%	0.86%	0.63%
Allowance for loan losses to nonperforming loans	122.50%	111.32%	86.96%	89.92%	66.09%
Allowance for loan losses to total loans (1)	1.39%	1.41%	1.49%	1.47%	1.35%
Capital Ratios:
Average equity to average assets	7.74%	8.30%	8.12%	8.16%	7.85%
Common equity to assets (4)	5.65%	5.99%	5.98%	5.82%	6.09%
Bank Leverage ratio	9.10%	9.60%	9.50%	9.60%	9.60%
Bank Tier 1 risk-based capital ratio	10.90%	11.80%	11.90%	12.00%	11.60%
Bank Total risk-based capital ratio	12.20%	13.00%	13.10%	13.20%	12.80%

(1)	Includes nonperforming loans.
(2)	Adjusted for all years presented giving retroactive effect to 10% stock dividends in 2011, 2012, and 2013.
(3)	Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains, losses, or impairment, and real estate activity.
(4)	Amounts and ratios for 2009 and 2010 periods have been restated for a correction of an error which was not material to the interim or annual financial statements.

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

At December 31, 2013, we had total assets of $890.8 million, an 11.6% increase from total assets of $798.0 million at December 31, 2012. The largest components of our total assets are loans and securities which were $737.3 million and $73.6 million, respectively, at December 31, 2013. Comparatively, our loans and securities totaled $646.0 million and $86.0 million, respectively, at December 31, 2012. Our liabilities and shareholders’ equity at December 31, 2013 totaled $825.2 million and $65.7 million, respectively, compared to liabilities of $733.9 million and shareholders’ equity of $64.1 million at December 31, 2012. The principal component of our liabilities is deposits which were $680.3 million and $576.3 million at December 31, 2013 and 2012, respectively.

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

Our net income for the year ended December 31, 2013 was $5.1 million, a 32.6% increase from $3.9 million for the year ended December 31, 2012. After our dividend payment to our preferred stockholders, net income to common shareholders was $4.4 million, or diluted earnings per share (“EPS”) of $0.98, for the year ended December 31, 2013 as compared to a net income to common shareholders of $2.8 million, or diluted EPS of $0.64 for the year ended December 31, 2012. The increase in net income resulted primarily from increases in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and income tax expense. Net income for the year ended December 31, 2011 was $2.1 million, while net income to common shareholders was $944,000, or diluted EPS of $0.22.

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

Effect of Economic Trends

Markets in the United States and elsewhere experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weak economic conditions are expected to continue into 2014. Financial institutions likely will continue to experience credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2013.

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

We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured individually for each impaired loan. Our allowance levels are influenced by loan volume, loan grade or delinquency status, historic loss experience and other economic conditions.

The allowance consists of general and specific components.

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each loan class. In the development of our statistically derived loan grade loss factors, we observe historical losses over 12 quarters for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. For consumer loans, we determine the allowance on a collective basis utilizing historical losses over 12 quarters to represent our best estimate of inherent loss. We pool loans, generally by loan class with similar risk characteristics.

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

The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the value of the impaired loan is lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and consumer loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The specific component also includes an amount for the estimated impairment on commercial and consumer loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2013, 2012, and 2011, our net interest income was $29.0 million, $26.0 million, and $23.3 million, respectively. The $3.0 million, or 11.6%, increase in net interest income during 2013 was driven by a $63.8 million increase in average earning assets, combined with a $58.2 million increase in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is driven by an increase in interest-bearing deposits. During 2012, our net interest income increased $2.7 million, or 11.6%, while average interest-earning assets increased $14.3 million and average interest-bearing liabilities decreased by $15.0 million.

Interest income for the years ended December 31, 2013, 2012, and 2011 was $36.1 million, $34.7 million, and $35.1 million, respectively. A significant portion of our interest income relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 94.8% of our interest income related to interest on loans during 2013, 94.1% during 2012 and 93.6% during 2011. Also, included in interest income on loans was $692,000, $472,000 and $458,000, for the years ended December 31, 2013, 2012 and 2011, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense was $7.1 million, $8.7 million, and $11.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. Interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 represented 40.3%, 48.0%, and 59.0%, respectively, of total interest expense, while interest expense on borrowings represented 59.7%, 52.0%, and 41.0%, respectively, of total interest expense.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2013, 2012, and 2011. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2013, 2012 and 2011. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold	$24,977	$63	0.25%	$26,085	$67	0.26%	$45,498	$106	0.23%
Investment securities, taxable	55,269	1,190	2.15%	63,169	1,419	2.25%	70,832	1,718	2.43%
Investment securities, nontaxable (1)	24,219	1,005	4.15%	19,066	877	4.60%	13,593	687	5.05%
Loans	688,169	34,242	4.98%	620,514	32,668	5.26%	584,633	32,892	5.63%
Total earning assets	792,634	36,500	4.60%	728,834	35,031	4.81%	714,556	35,403	4.95%
Nonearning assets	46,986			42,900			41,931
Total assets	$839,620			$771,734			$756,487
Interest-bearing liabilities
NOW accounts	$152,238	383	0.25%	$152,433	881	0.58%	$140,139	1,437	1.03%
Savings & money market	146,185	457	0.31%	112,323	444	0.40%	111,813	840	0.75%
Time deposits	230,054	2,022	0.88%	214,743	2,852	1.33%	243,618	4,716	1.94%
Total interest-bearing deposits	528,477	2,862	0.54%	479,499	4,177	0.87%	495,570	6,993	1.41%
FHLB advances and other borrowings	132,955	3,899	2.93%	123,756	4,154	3.36%	122,704	4,512	3.68%
Junior subordinated debt	13,403	336	2.51%	13,403	371	2.77%	13,403	349	2.60%
Total interest-bearing liabilities	674,835	7,097	1.05%	616,658	8,702	1.41%	631,677	11,854	1.88%
Noninterest-bearing liabilities	99,774			91,022			63,384
Shareholders’ equity	65,011			64,054			61,426
Total liabilities and shareholders’ equity	$839,620			$771,734			$756,487
Net interest spread			3.55%			3.40%			3.07%
Net interest income( tax equivalent)/margin		$29,403	3.71%		$26,329	3.61%		$23,549	3.30%
Less: tax-equivalent adjustment (1)		(382)			(333)			(261)
Net interest income		$29,021			$25,996			$23,288

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.71% for the twelve months ended December 31, 2013 compared to 3.61% for 2012, and 3.30% for 2011. The 10 basis point increase in net interest margin during 2013 as compared to the prior year, was driven primarily by a 36 basis point reduction in the cost of our interest bearing liabilities, offset in part by a 21 basis point reduction in the yield on our interest earning assets. During 2012, our net interest margin increased 31 basis points compared to the year ended 2011 due primarily to 47 basis point reduction in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $63.8 million compared to the 12 months ended December 31, 2013, while the yield on our interest-earning assets decreased by 21 basis points. Our average loan balances increased by $67.7 million during 2013 compared to 2012, while our loan yield decreased by 28 basis points during the same period. The decline in the yield on our interest-earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $58.2 million during 2013 as compared to 2012, while the cost of our interest-bearing liabilities declined by 36 basis points. During the past 12 months, we have continued to reduce rates on all of our deposit products in line with the historically low Federal funds target rate. Also, the cost of our FHLB advances and other borrowings, including junior subordinated debt, declined by 41 basis points during 2013 as compared to 2012 due primarily to lower rates on our variable rate borrowings, combined with the restructure of $35.0 million of FHLB advances to lower rates during the past 15 months. We do not anticipate a significant reduction in the rates on our deposits or FHLB advances and other borrowings in the future, as these rates are currently at historically low rates.

Our net interest spread was 3.55% for the year ended December 31, 2013 compared to 3.40% for the same period in 2012 and 3.07% for 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 36 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 21 basis point decline in yield on our earning assets, resulted in a 15 basis point increase in our net interest spread for the 2013 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2013 vs. 2012				December 31, 2012 vs. 2011
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$3,430	(1,674)	(182)	1,574	$1,644	(1,760)	(108)	(224)
Investment securities	(65)	(88)	3	(150)	(56)	(128)	3	(181)
Federal funds sold	(2)	(2)	-	(4)	(48)	15	(6)	(39)
Total interest income	3,363	(1,764)	(179)	1,420	1,540	(1,873)	(111)	(444)
Interest expense
Deposits	414	(1,572)	(157)	(1,315)	145	(2,901)	(60)	(2,816)
FHLB advances and other borrowings	300	(516)	(39)	(255)	39	(394)	(3)	(358)
Junior subordinated debt	-	(35)	-	(35)	-	22	-	22
Total interest expense	714	(2,123)	(196)	(1,605)	184	(3,273)	(63)	(3,152)
Net interest income	$2,649	359	17	3,025	$1,356	1,400	(48)	2,708

Net interest income, the largest component of our income, was $29.0 million for the year ended December 31, 2013, a $3.0 million increase from net interest income of $26.0 million for the year ended December 31, 2012. The increase in net interest income is due to a $1.4 million increase in interest income combined with a $1.6 million decrease in interest expense. During 2013, our average interest-earning assets increased $63.8 million as compared to 2012, resulting in $3.4 million of additional interest income; however, lower rates on our interest-earning assets reduced interest income by $1.8 million from the prior year. In addition, interest-bearing liabilities increased by $58.2 million during 2013, resulting in $714,000 of additional interest expense; however, lower rates on our interest-bearing liabilities reduced interest expense by $2.1 million from the prior year.

During the year ended December 31, 2012, our net interest income increased $2.7 million from net interest income of $23.3 million for the year ended December 31, 2011. While our average interest-earning assets increased by $14.3 million more than our average interest-bearing liabilities during 2012 as compared to the 2011 period, $3.0 million of the increase in net interest income is due to lower rates on our assets and liabilities, rather than increased balances of our interest-earning assets.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$9,091	8,925	8,386
Provision	3,475	4,550	5,270
Loan charge-offs	(2,478)	(4,505)	(4,938)
Loan recoveries	125	121	207
Net loan charge-offs	(2,353)	(4,384)	(4,731)
Balance, end of period	$10,213	9,091	8,925

For the year ended December 31, 2013, we incurred a noncash expense related to the provision for loan losses of $3.5 million, bringing the allowance for loan losses to $10.2 million, or 1.39% of gross loans, as of December 31, 2013. In comparison, we added $4.6 million and $5.3 million to the provision for loan losses during the years ended December 31, 2012 and 2011, respectively, resulting in an allowance of $9.1 million and $8.9 million at December 31, 2012 and 2011, respectively, which represented 1.41% and 1.49% of gross loans at December 31, 2012 and 2011, respectively. The lower provision expense of $3.5 million during the 2013 period relates primarily to the overall improvement in the credit quality of our loan portfolio during 2013.

During the twelve months ended December 31, 2013, our net charge-offs were $2.4 million, representing 0.34% of average loans, and consisted of $2.5 million in loans charged-off and of $125,000 of recoveries on loans previously charged-off. In addition, our loan balances increased by $91.3 million while the amount of our nonperforming and classified assets declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

We reported net charge-offs of $4.4 million and $4.7 million for the years ended December 31, 2012 and 2011, respectively, including recoveries of $121,000 and $207,000 for the same periods in 2012 and 2011. The net charge-offs of $4.4 million and $4.7 million during 2012 and 2011, respectively, represented 0.71% and 0.81% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Loan fee income	$1,235	1,044	877
Service fees on deposit accounts	879	767	638
Income from bank owned life insurance	658	632	565
Gain on sale of investment securities	-	363	23
Other than temporary impairment on investment securities	-	-	(25)
Other income	1,030	956	692
Total noninterest income	$3,802	3,762	2,770

Noninterest income was $3.8 million for the year ended December 31, 2013, a $40,000 increase over noninterest income of for the year ended December 31, 2012. The increase in total noninterest income during 2013 resulted primarily from the following:

•

Loan fee income increased $191,000 or 18.3%, driven by a $177,000 increase in mortgage origination fee income which totaled $1.1 million for the year. In 2013, we expanded our mortgage operations to include full service mortgage capabilities such as on-site underwriting, closing and funding. We expect to continue to expand in this area in order to enhance our noninterest income.

•

Service fees on deposit accounts increased 14.6%, or $112,000, primarily related to increased service charge fee income on our transaction accounts. During 2013, our transaction accounts, which include checking, money market, and savings accounts, grew by $67.2 million, or 19.4%.

•

Income from bank owned life insurance increased $26,000 due primarily to income earned on an additional $2.0 million of life insurance policies purchased during the second quarter of 2013.

•

Other income increased by $74,000, or 7.7%, due primarily to increased fee income on our ATM and debit cards which is driven by an increase in transaction volume.

Partially offsetting the increases in noninterest income was the fact that we had no gains or losses on sale of investment securities during the current year, while during 2012 we recorded a gain on sale of investment securities of $363,000.

Noninterest income was $3.8 million for the year ended December 31, 2012, a $992,000 increase over noninterest income of $2.8 million for the year ended December 31, 2011. The largest driver of the increase in noninterest income during 2012 was a $363,000 gain on sale of investment securities. In addition, noninterest income increased during 2012 as a result of the following:

•

Loan fee income increased $167,000 or 19.0%, driven primarily from increased mortgage origination fee income.

•

Service fees on deposit accounts increased 20.2%, or $129,000, primarily related to increased non-sufficient funds (“NSF”) fee income and additional income from service charges on our checking, money market, and savings accounts.

•

Other income increased by $264,000, or 38.2%, due primarily to rental income received from tenants at our Columbia, South Carolina headquarters building and additional fee income on our ATM and debit card transactions.

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $560,000, $451,000, and $389,000 for the years ended December 31, 2013, 2012, and 2011, respectively, the majority of which related to interchange fee income.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Compensation and benefits	$12,302	10,073	8,933
Occupancy	3,056	2,468	2,282
Real estate owned activity	179	939	940
Data processing and related costs	2,406	2,070	1,869
Insurance	818	1,367	1,437
Marketing	731	637	686
Professional fees	858	841	658
Other	1,462	1,118	1,062
Total noninterest expenses	$21,812	19,513	17,867

Noninterest expense was $21.8 million for the year ended December 31, 2013, a $2.3 million, or 11.8%, increase from noninterest expense of $19.5 million for 2012.

The increase in total noninterest expenses resulted primarily from the following:

•

Compensation and benefits expense increased $2.2 million, or 22.1%, during 2013 relating primarily to increases in base and incentive compensation and benefits expenses. Base compensation expense increased by $1.4 million driven by the cost of 13 additional employees five of whom were hired to assist with our expanded mortgage capabilities with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $260,000, while benefits expenses increased $614,000 during the 2013 period and represented 21.6% of total compensation and benefits during 2013.

•

Occupancy expenses increased 23.8%, or $588,000, driven primarily by increased depreciation, utilities, rent, and property tax expenses related primarily to our two new offices in Charleston and Columbia, South Carolina.

•

Data processing and related costs increased 16.2%, or $336,000, primarily related to the increased number of clients and accounts we service.

•

Marketing expenses increased $94,000, or 14.8%, driven by increased advertising, community sponsorships and business development costs, including additional costs associated with our entry into the Charleston, South Carolina market.

•

Other noninterest expenses increased by 30.8%, or $344,000, primarily related to additional costs associated with our mortgage and office expansions, as well as increased travel and collection expenses.

Partially, offsetting the increases in noninterest expenses was a $760,000, or 80.9%, decrease in real estate owned activity which includes expenses related to the management of properties we hold for sale. In addition, insurance expense decreased by $549,000, or 40.2%, due to a reduction in FDIC insurance premiums and a reduction in regulator fees resulting from the Bank’s change from a national charter to a South Carolina charter.

Noninterest expense for the years ended December 31, 2012 and 2011 was $19.5 million and $17.9 million, respectively.

The $1.6 million increase during 2012 related primarily to the following:

•

Compensation and benefits expense increased $1.1 million, or 12.8%, during 2012 relating primarily to increases in base and incentive compensation expenses and benefits expense. Base compensation expense increased by $664,000 driven by the cost of 12 additional employees most of whom were hired to support our new Charleston and Forest Drive offices, combined with annual salary increases. Incentive compensation increased by $220,000, while benefits expenses increased $276,000 during the 2012 period and represented 20.3% of total compensation and benefits during 2012.

•

Occupancy expenses increased 8.2%, or $186,000, driven primarily by increased depreciation, utilities, and repairs and maintenance expenses.

•

Data processing and related costs increased 10.8%, or $201,000, primarily related to the increased number of clients and accounts we service.

•

Professional fees increased $183,000, or 27.8%, driven by increased legal and accounting expenses and loan appraisal fees during the 2012 period. Of the $841,000 in professional fees during 2012, approximately $130,000 was related to expenses associated with the sale of our Series T Preferred stock by the Treasury in the TARP auction in June 2012 and repurchase of the CPP Warrant in July 2012.

•

Other noninterest expenses increased by 5.3%, or $56,000, driven by increased travel and other costs associated with opening our two new retail offices.

Partially offsetting the increases in noninterest expenses was a $70,000, or 4.9%, decrease in insurance expense due to the change in the assessment base calculation for FDIC insurance which took place in the second quarter of 2011.

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 65.9% for 2013 compared to 63.2% for 2012. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher efficiency ratio during 2013 relates primarily to the increase in noninterest expense due to the additional costs associated with opening our two new retail locations and expanding our mortgage operations capabilities.

Income tax expense was $2.4 million, $1.8 million and $833,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in income tax expense in 2013 was primarily a result of the increase in our net income. Our effective tax rate was 32.1% for the year ended December 31, 2013, and 32.2% and 28.5% for the years ended December 31, 2012 and 2011, respectively. The lower net income during 2011, combined with additional tax-exempt income from bank owned life insurance and state and municipal investment securities, increased the impact that our tax-exempt income had in lowering our effective tax rate.

Investment Securities

At December 31, 2013, the $73.6 million in our investment securities portfolio represented approximately 8.3% of our total assets. Our investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $67.4 million and an amortized cost of $69.5 million for an unrealized loss of $2.0 million.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$8,756	7,755	7,781	7,785	-	-
SBA securities	5,758	5,271	6,060	6,072	-	-
State and political subdivisions	23,622	23,370	24,167	25,249	17,390	18,248
Mortgage-backed securities	31,347	31,044	38,428	39,116	81,694	82,412
Total	$69,483	67,440	76,436	78,222	99,084	100,660

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2013
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$-	-	$956	2.13%	$6,799	2.43%	$7,755	2.40%
SBA securities	-	-	-	-	-	-	5,271	1.88%	5,271	1.88%
State and political subdivisions	1,507	0.51%	2,114	0.67%	7,398	3.22%	12,351	2.88%	23,370	2.63%
Mortgage-backed securities	-	-	-	-	2,072	1.77%	28,972	2.69%	31,044	2.62%
Total	$1,507	0.51%	$2,114	0.67%	$10,426	2.82%	$53,393	2.61%	$67,440	2.54%

At December 31, 2013, the Company had 35 individual investments with a fair market value of $32.4 million that were in an unrealized loss position for less than 12 months and 11 individual investments with a fair market value of $9.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2013	2012
Federal Reserve Bank stock	$-	1,485
Federal Home Loan Bank stock	5,614	5,807
Certificates of deposit	99	99
Investment in Trust Preferred subsidiaries	403	403
Total	$6,116	7,794

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2013 and 2012 were $688.2 million and $620.5 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2013 and 2012 were $737.3 million and $646.0 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2013, our loan portfolio included $594.6 million, or 80.6%, of real estate loans. As of December 31, 2012, loans secured by real estate made up 80.9% of our loan portfolio and totaled $522.5 million. Most of our real estate loans are secured by residential or commercial property. In addition, included in our consumer real estate loan portfolio are $3.6 million and $2.1 million as of December 31, 2013 and 2012, respectively, of mortgage loans held for sale. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $78.5 million as of December 31, 2013, of which approximately 37% were in a first lien position, while the remaining balance was second liens, compared to $77.9 million as of December 31, 2012, with approximately 38% in first lien positions. The average loan had a balance of approximately $105,000 and a loan to value of approximately 67% as of December 31, 2013, compared to an average loan balance of $106,000 and a loan to value of approximately 75% as of December 31, 2012. Further, 0.1% and 0.6% of our total home equity lines of credit were over 30 days past due as of December 31, 2013 and 2012, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2013. Of the $91.3 million in loan growth, $59.4 million is related to our new office in the Charleston, South Carolina market with growth of $16.6 million in non-owner occupied real estate, $17.4 million in owner occupied real estate, $6.9 million in commercial construction and $14.1 million in commercial business loans. In addition, the $27.6 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $304,000, a term of eight years, and an average rate of 4.56%.

	December 31,
	2013		2012		2011		2010		2009
		%of		%of		%of		%of		%of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$185,129	25.1%	$158,790	24.6%	$149,254	24.9%	$137,696	24.0%	$132,328	23.0%
Non-owner occupied RE	166,016	22.5%	165,163	25.6%	164,623	27.5%	163,795	28.6%	160,229	27.9%
Construction	30,906	4.2%	20,347	3.1%	17,841	3.0%	11,319	2.0%	22,718	4.0%
Business	129,687	17.6%	114,169	17.7%	111,831	18.7%	109,351	19.1%	110,438	19.2%
Total commercial loans	511,738	69.4%	458,469	71.0%	443,549	74.1%	422,161	73.7%	425,713	74.1%
Consumer
Real estate	114,201	15.5%	86,559	13.4%	57,798	9.7%	54,076	9.5%	55,277	9.6%
Home equity	78,479	10.6%	77,895	12.1%	82,664	13.8%	79,528	13.9%	74,348	13.0%
Construction	19,888	2.7%	13,749	2.1%	5,546	0.9%	8,550	1.5%	7,914	1.4%
Other	12,961	1.8%	9,277	1.4%	9,077	1.5%	8,077	1.4%	11,018	1.9%
Total consumer loans	225,529	30.6%	187,480	29.0%	155,085	25.9%	150,231	26.3%	148,557	25.9%
Total gross loans, net of deferred fees	737,267	100.0%	645,949	100.0%	598,634	100.0%	572,392	100.0%	574,270	100.0%
Less – allowance for loan losses	(10,213)		(9,091)		(8,925)		(8,386)		(7,760)
Total loans, net	$727,054		$636,858		$589,709		$564,006		$566,510

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2013
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$26,959	93,377	64,793	185,129
Non-owner occupied RE	45,937	96,891	23,188	166,016
Construction	11,619	13,844	5,443	30,906
Business	63,720	58,780	7,187	129,687
Total commercial loans	148,235	262,892	100,611	511,738
Consumer
Real estate	18,397	34,068	61,736	114,201
Home equity	4,988	26,319	47,172	78,479
Construction	11,749	1,709	6,430	19,888
Other	6,451	5,334	1,176	12,961
Total consumer loans	41,585	67,430	116,514	225,529
Total gross loan, net of deferred fees	$189,820	330,322	217,125	737,267
Loans maturing – after one year with
Fixed interest rates				380,476
Floating interest rates				166,971

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2013. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2013 and 2012, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Commercial
Owner occupied RE	$1,199	155	1,061	1,183	736
Non-owner occupied RE	373	1,255	1,745	3,311	2,560
Construction	914	1,006	1,314	1,377	1,483
Business	712	202	503	1,781	3,351
Consumer
Real estate	76	119	476	928	2,551
Home equity	77	577	386	251	503
Construction	-	-	-	-	-
Other	3	44	-	7	75
Nonaccruing troubled debt restructurings	4,983	4,809	4,779	488	482
Total nonaccrual loans, including nonaccruing TDRs	8,337	8,167	10,264	9,326	11,741
Other real estate owned	1,198	1,719	3,686	5,629	3,704
Total nonperforming assets	$9,535	$9,886	13,950	14,955	15,445
Nonperforming assets as a percentage of:
Total assets	1.07%	1.24%	1.82%	2.03%	2.15%
Gross loans	1.29%	1.53%	2.33%	2.61%	2.69%
Total loans over 90 days past due (1)	$6,493	5,027	8,854	6,439	4,686
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	8,045	9,421	7,429	-	-
(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2013, nonperforming assets were $9.5 million, or 1.07% of total assets and 1.29% of gross loans. Comparatively, nonperforming assets were $9.9 million, or 1.24% of total assets and 1.53% of gross loans, at December 31, 2012. Nonaccrual loans increased $170,000 to $8.3 million at December 31, 2013 from $8.2 million at December 31, 2012. During 2013, we added $5.2 million or nine new loans to nonaccrual while removing or charging off $801,000 or seven nonaccrual loans from 2012 and transferring two properties totaling $1.3 million to real estate acquired in settlement of loans. In addition, 14 loans, or $2.1 million, were either paid off or returned to accrual status during 2013. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2013 and 2012 was approximately $543,000 and $402,000, respectively.

Nonperforming assets include other real estate owned. These assets decreased $521,000 to $1.2 million at December 31, 2013 from $1.7 million at December 31, 2012. During 2013, we sold six properties for approximately $1.7 million and recognized a $5,000 loss on the sales. In addition, we added three properties to other real estate owned during 2013 for $1.4 million, and recorded write-downs on three properties of $130,000. The balance at December 31, 2013 includes three commercial properties for $1.1 million and three residential real estate properties totaling $105,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2013.

At December 31, 2013, 2012 and 2011, the allowance for loan losses represented 122.5%, 111.3%, and 87.0% of the amount of non-performing loans. A significant portion, or 92.8%, of nonperforming loans at December 31, 2013 are secured by real estate. Our nonperforming loans have been written down to approximately 68% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans combined with our write-downs on these loans is sufficient to minimize future losses. As a result of this level of coverage on non-performing loans, we believe the provision of $3.5 million for the year ended December 31, 2013 to be adequate.

As a general practice, most of our loans are originated with relatively short maturities of less than 10 years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using similar credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan’s collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases the Bank will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, the Bank will typically seek performance under the guarantee.

In addition, approximately 81% of our loans are collateralized by real estate and over 88% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2013, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2013, impaired loans totaled approximately $16.6 million for which $14.1 million of these loans have a reserve of approximately $4.7 million allocated in the allowance. During 2013, the average recorded investment in impaired loans was approximately $16.1 million. At December 31, 2012, impaired loans totaled approximately $17.6 million for which $9.5 million of these loans had a reserve of approximately $3.7 million allocated in the allowance. During 2012, the average recorded investment in impaired loans was approximately $17.9 million.

The Company considers a loan to be a troubled debt restructuring (“TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2013, we determined that we had loans totaling $13.0 million, which we considered TDRs. As of December 31, 2012, we had loans totaling $14.2 million, which we considered TDRs. See Notes 1 and 4 to the Consolidated Financial Statements for additional information on TDRs.

Allowance for Loan Losses

At December 31, 2013 and December 31, 2012, the allowance for loan losses was $10.2 million and $9.1 million, respectively, or 1.39% and 1.41% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio decreased primarily as a result of the overall improvement in the credit quality of our loan portfolio during 2013. During the year ended December 31, 2013, our net charged-off loans decreased by $2.0 million and our total nonaccrual loans increased by $170,000, as compared to the year ended December 31, 2012. See Note 3 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2013.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Balance, beginning of period	$9,091	8,925	8,386	7,760	7,005
Provision for loan losses	3,475	4,550	5,270	5,610	4,310
Loan charge-offs:
Commercial
Owner occupied RE	(390)	(1,857)	(72)	(143)	-
Non-owner occupied RE	(249)	(513)	(1,052)	(1,343)	(482)
Construction	-	-	(67)	-	(1,096)
Business	(1,664)	(1,230)	(3,243)	(2,982)	(1,741)
Total commercial	(2,303)	(3,600)	(4,434)	(4,468)	(3,319)
Consumer
Real estate	(22)	(214)	(129)	(235)	(117)
Home equity	(106)	(691)	(175)	(286)	(94)
Construction	-	-	-	-	-
Other	(47)	-	(200)	(171)	(134)
Total consumer	(175)	(905)	(504)	(692)	(345)
Total loan charge-offs	(2,478)	(4,505)	(4,938)	(5,160)	(3,664)
Loan recoveries:
Commercial
Owner occupied RE	1	4	14	1	-
Non-owner occupied RE	1	42	42	-	14
Construction	-	-	-	-	-
Business	115	27	149	167	92
Total commercial	117	73	205	168	106
Consumer
Real estate	-	2	-	4	-
Home equity	8	32	2	3	-
Construction	-	-	-	-	-
Other	-	14	-	1	3
Total consumer	8	48	2	8	3
Total recoveries	125	121	207	176	109
Net loan charge-offs	(2,353)	(4,384)	(4,731)	(4,984)	(3,555)
Balance, end of period	$10,213	9,091	8,925	8,386	7,760
Allowance for loan losses to gross loans	1.39%	1.41%	1.49%	1.47%	1.35%
Net charge-offs to average loans	0.34%	0.71%	0.81%	0.86%	0.63%

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

Our retail deposits represented $617.0 million, or 90.7% of total deposits at December 31, 2013, while our out-of-market, or brokered, deposits represented $63.3 million, or 9.3% of our total deposits at December 31, 2013. At December 31, 2012, retail deposits represented $563.3 million, or 97.7% of our total deposits, and brokered CDs were $13.0 million, representing 2.3% of our total deposits, at December 31, 2013. While our total retail deposits increased by $53.7 million during the 2013 period, the retail deposit balances for our two new retail offices, which were opened in December 2012, increased by $51.9 million. In addition, we secured an additional $50.3 million of brokered deposits during the year ended December 31, 2013 in order to fund the $90.2 million of net loan growth. Our loan-to-deposit ratio was 108%, 112%, and 106% at December 31, 2013, 2012, and 2011, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$93,378	-%	$86,080	-%	$58,573	-%
Interest bearing demand deposits	152,238	0.25%	152,433	0.58%	140,139	1.03%
Money market accounts	139,877	0.32%	107,052	0.41%	107,960	0.77%
Savings accounts	6,308	0.09%	5,271	0.13%	3,853	0.18%
Time deposits less than $100,000	70,144	0.81%	75,148	1.10%	75,912	1.57%
Time deposits greater than $100,000	159,910	0.73%	139,595	1.45%	167,706	2.10%
Total deposits	$621,855	0.41%	$565,579	0.74%	$554,143	1.27%

During the 12 months ended December 31, 2013, our average transaction account balances increased by $41.0 million, or 11.7%, while our average time deposit balances increased by $15.3 million, or 7.1%, due primarily to a $9.3 million increase in average brokered deposits from the previous 12 month period. In addition, during 2013, as our interest-bearing deposits repriced, we were able to reduce the rates we paid on these deposits; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $481.8 million, $427.9 million, and $413.1 million at December 31, 2013, 2012 and 2011, respectively. Included in time deposits of $100,000 or more at December 31, 2013 is $39.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.76%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2013	2012
Three months or less	$25,892	47,713
Over three through six months	28,157	32,056
Over six through twelve months	63,659	36,396
Over twelve months	80,644	32,198
Total	$198,352	148,363

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

At December 31, 2013 and 2012, our liquid assets amounted to $39.2 million and $29.4 million, or 4.4% and 3.7% of total assets, respectively. Our investment securities at December 31, 2013 and 2012 amounted to $73.6 million and $86.0 million, or 8.3% and 10.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 33% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 37% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines at December 31, 2013.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2013 was $69.8 million, based on the Bank’s $5.6 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $65.7 million at December 31, 2013 and $64.1 million at December 31, 2012. The $1.5 million increase during 2013 is primarily related to net income of $5.1 million for 2013, offset partially by the $1.0 million repurchase of 1,000 shares of our Series T Preferred stock and $2.5 million decline in accumulated other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2013. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2013	2012	2011
Return on average assets	0.61%	0.50%	0.28%
Return on average equity	7.88%	6.03%	3.40%
Return on average common equity	8.81%	5.79%	2.10%
Average equity to average assets ratio	7.74%	8.30%	8.12%
Common equity to assets ratio	5.65%	5.99%	5.98%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of December 31, 2013, our capital ratios exceed these ratios and we remain “well capitalized.”

In July 2013, the FDIC approval of a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 21 to the Consolidated Financial Statements for ratios of the Holding Company.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to risk weighted assets)	$88,674	12.2%	$58,381	8.0%	$72,976	10.0%
Tier 1 Capital (to risk weighted assets)	79,538	10.9%	29,191	4.0%	43,786	6.0%
Tier 1 Capital (to average assets)	79,538	9.1%	34,989	4.0%	43,737	5.0%

As of December 31, 2012
Total Capital (to risk weighted assets)	$83,763	13.0%	$51,498	8.0%	$64,372	10.0%
Tier 1 Capital (to risk weighted assets)	75,704	11.8%	25,749	4.0%	38,623	6.0%
Tier 1 Capital (to average assets)	75,704	9.6%	31,492	4.0%	39,366	5.0%

As of December 31, 2011
Total Capital (to risk weighted assets)	$80,885	13.1%	$49,397	8.0%	$61,746	10.0%
Tier 1 Capital (to risk weighted assets)	73,152	11.9%	24,698	4.0%	37,047	6.0%
Tier 1 Capital (to average assets)	73,152	9.5%	30,920	4.0%	38,651	5.0%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2013, unfunded commitments to extend credit were approximately $138.7 million, of which $32.6 million is at fixed rates and $106.1 million is at variable rates. At December 31, 2012, unfunded commitments to extend credit were $115.6 million, of which approximately $22.1 million was at fixed rates and $93.5 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2013 and 2012, there was a $3.0 million and $2.3 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

A portion of our business is to originate mortgage loans that will be sold in the secondary market to investors. Loan types that we originate include conventional loans, jumbo loans and other governmental agency loan products. We adhere to the legal lending limits and guidelines as set forth by the various governmental agencies and investors to whom we sell loans. Under a “best efforts” selling procedure, we make our best effort to process, fund, and deliver the loan to a particular investor. If the loan fails to fund, there is no immediate cost to us, as the market risk has been transferred to the investor. In the event of a customer loan default, we may be required to reimburse the investor.

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

As of December 31, 2013, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	9.96%
Up 200 basis points	5.93%
Up 100 basis points	2.64%
Base	-
Down 100 basis points	(4.25)%
Down 200 basis points	(8.22)%
Down 300 basis points	(10.36)%

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2013. In addition, the Company has a contract with a construction company for $1.3 million to construct a new office building in Mt. Pleasant, South Carolina.

	December 31, 2013
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificates of deposit	$165,405	68,309	18,808	13,925	95	266,542
FHLB advances and other borrowings	8,900	-	44,500	45,700	25,000	124,100
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	776	795	794	269	1,129	3,763
Total	$175,081	69,104	64,102	59,894	39,627	407,808

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

The Balance Sheet topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement. The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented. Additionally, in January 2013 the FASB clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. These amendments did not have a material effect on the Company’s financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 4, 2014

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,361	13,063
Federal funds sold	8,541	-
Interest-bearing deposits with banks	18,301	16,350
Total cash and cash equivalents	39,203	29,413
Investment securities:
Investment securities available for sale	67,440	78,222
Other investments	6,116	7,794
Total investment securities	73,556	86,016
Loans	737,267	645,949
Less allowance for loan losses	(10,213)	(9,091)
Loans, net	727,054	636,858
Bank owned life insurance	21,383	18,725
Property and equipment, net	19,827	18,733
Deferred income taxes, net	4,938	3,176
Other assets	4,870	5,077
Total assets	$890,831	797,998
LIABILITIES
Deposits	$680,319	576,299
Federal funds purchased	-	13,190
Federal Home Loan Bank advances and other borrowings	124,100	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	7,344	6,881
Total liabilities	825,166	733,873
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 15,299 and 16,299 shares issued and outstanding at December 31, 2013 and 2012, respectively	15,299	16,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,319,750 and 4,247,404 shares issued and outstanding at December 31, 2013 and 2012, respectively	43	43
Nonvested restricted stock	(636)	(160)
Additional paid-in capital	43,585	42,396
Accumulated other comprehensive income (loss)	(1,348)	1,178
Retained earnings	8,722	4,369
Total shareholders’ equity	65,665	64,125
Total liabilities and shareholders’ equity	$890,831	797,998

See notes to consolidated financial statements that are an integral part of these consolidated statements. Paid in capital, retained earnings and common shares outstanding have been adjusted to reflect the 10 percent stock dividends in 2013 and 2012.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011
Interest income
Loans	$34,242	32,668	32,892
Investment securities	1,813	1,963	2,144
Federal funds sold	63	67	106
Total interest income	36,118	34,698	35,142
Interest expense
Deposits	2,862	4,177	6,993
Borrowings	4,235	4,525	4,861
Total interest expense	7,097	8,702	11,854
Net interest income	29,021	25,996	23,288
Provision for loan losses	3,475	4,550	5,270
Net interest income after provision for loan losses	25,546	21,446	18,018
Noninterest income
Loan fee income	1,235	1,044	877
Service fees on deposit accounts	879	767	638
Income from bank owned life insurance	658	632	565
Gain on sale of investment securities	-	363	23
Other than temporary impairment on investment securities	-	-	(25)
Other income	1,030	956	692
Total noninterest income	3,802	3,762	2,770
Noninterest expenses
Compensation and benefits	12,302	10,073	8,933
Occupancy	3,056	2,468	2,282
Real estate owned activity	179	939	940
Data processing and related costs	2,406	2,070	1,869
Insurance	818	1,367	1,437
Marketing	731	637	686
Professional fees	858	841	658
Other	1,462	1,118	1,062
Total noninterest expenses	21,812	19,513	17,867
Income before income tax expense	7,536	5,695	2,921
Income tax expense	2,416	1,833	833
Net income	5,120	3,862	2,088
Preferred stock dividend	771	840	865
Discount accretion	-	360	279
Redemption of preferred stock	(20)	(96)	-
Net income available to common shareholders	$4,369	2,758	944
Earnings per common share
Basic	$1.02	0.65	0.22
Diluted	$0.98	0.64	0.22
Weighted average common shares outstanding
Basic	4,279,992	4,229,928	4,200,980
Diluted	4,458,918	4,339,958	4,286,418

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding have been adjusted to reflect the 10 percent stock dividends in 2013, 2012 and 2011.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Net income	$5,120	3,862	2,088
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(3,829)	573	2,633
Tax (expense) benefit	1,303	(195)	(895)
Reclassification of realized gain	-	(363)	(23)
Tax expense	-	122	8
Other-than-temporary impairment	-	-	25
Other comprehensive income (loss)	(2,526)	137	1,748
Comprehensive income	$2,594	3,999	3,836

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2010	3,457,877	$35	17,299	$16,317	$-	$36,729	$(707)	$6,842	$59,216
Net income	-	-	-	-	-	-	-	2,088	2,088
Preferred stock transactions:
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(865)	(865)
Discount accretion	-	-	-	279	-	-	-	(279)	-
Proceeds from exercise of stock warrants	13,236	-	-	-	-	77	-	-	77
Stock dividend on common stock (10%)	347,217	3	-	-	-	2,448	-	(2,451)	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(1)	(1)
Issuance of restricted stock	2,500	-	-	-	(20)	20	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	4	-	-	-	4
Compensation expense related to stock options, net of tax	-	-	-	-	-	272	-	-	272
Other comprehensive income	-	-	-	-	-	-	1,748	-	1,748
December 31, 2011	3,820,830	38	17,299	16,596	(16)	39,546	1,041	5,334	62,539
Net income	-	-	-	-	-	-	-	3,862	3,862
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	96	(904)
Redemption of CPP Warrant	-	-	-	-	-	(1,100)	-	-	(1,100)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(845)	(845)
Discount accretion	-	-	-	703	-	(343)	-	(360)	-
Proceeds from exercise of stock options	15,336	1	-	-	-	95	-	-	96
Stock dividend on common stock (10%)	388,738	4	-	-	-	3,712	-	(3,716)	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Issuance of restricted stock	22,500	-	-	-	(175)	175	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	31	-	-	-	31
Compensation expense related to stock options, net of tax	-	-	-	-	-	311	-	-	311
Other comprehensive income	-	-	-	-	-	-	137	-	137
December 31, 2012	4,247,404	43	16,299	16,299	(160)	42,396	1,178	4,369	64,125
Net income	-	-	-	-	-	-	-	5,120	5,120
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	20	(980)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(778)	(778)
Proceeds from exercise of stock options	28,596	-	-	-	-	198	-	-	198
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(9)	(9)
Issuance of restricted stock	43,750	-	-	-	(564)	564	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	88	-	-	-	88
Compensation expense related to stock options, net of tax	-	-	-	-	-	427	-	-	427
Other comprehensive income (loss)	-	-	-	-	-	-	(2,526)	-	(2,526)
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$43,585	$(1,348)	$8,722	$65,665

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Operating activities
Net income	$5,120	3,862	2,088
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,475	4,550	5,270
Depreciation and other amortization	1,205	979	884
Accretion and amortization of securities discounts and premiums, net	659	850	1,066
Loss on sale of real estate owned	5	458	318
Write-down of real estate owned	130	419	782
Gain on sale of real estate held for investment	-	-	(150)
Gain on sale of investment securities:
Available for sale	-	(363)	(23)
Other-than-temporary impairment on investment securities	-	-	25
Loss on sale of property and equipment	-	-	27
Compensation expense related to stock options and restricted stock grants	515	342	276
Increase in cash surrender value of bank owned life insurance	(658)	(632)	(565)
Increase in deferred tax asset	(460)	(297)	(853)
Decrease (increase) in other assets, net	(314)	1,017	729
Increase in other liabilities, net	463	690	1,316
Net cash provided by operating activities	10,140	11,875	11,190
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(95,025)	(53,279)	(31,878)
Purchase of property and equipment	(2,299)	(2,370)	(2,369)
Purchase of investment securities:
Available for sale	(3,260)	(35,014)	(81,591)
Other investments	(2,025)	-	-
Payment and maturity of investment securities:
Available for sale	9,555	12,031	14,374
Other investments	2,218	130	1,146
Proceeds from sale of investment securities:
Available for sale	-	45,143	31,914
Other investments	1,485	-	-
Purchase of life insurance policies	(2,000)	-	(3,000)
Proceeds from sale of property held for investment	-	-	1,793
Proceeds from sale of other real estate owned	1,740	2,670	1,749
Net cash used for investing activities	(89,611)	(30,689)	(67,862)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	104,020	13,387	26,616
Increase in note payable	-	1,400	-
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	(13,190)	13,190	-
Redemption of preferred stock	(980)	(1,100)	-
Redemption of CPP warrant	-	(904)	-
Cash dividend on preferred stock	(778)	(845)	(865)
Cash in lieu of fractional shares	(9)	(2)	(1)
Proceeds from the exercise of stock options and warrants	198	96	77
Net cash provided by financing activities	89,261	25,222	25,827
Net increase (decrease) in cash and cash equivalents	9,790	6,408	(30,845)
Cash and cash equivalents, beginning of year	29,413	23,005	53,850
Cash and cash equivalents, end of year	$39,203	29,413	23,005
Supplemental information
Cash paid for
Interest	$7,571	8,669	11,897
Income taxes	2,876	2,129	1,685
Schedule of non-cash transactions
Foreclosure of real estate	1,354	1,580	907
Unrealized (gain) loss on securities, net of income taxes	2,526	(378)	(1,738)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Southern First Bank. We have no additional reportable operating segments under Accounting Standards Codification (“ASC”) 280 “Segment Reporting.” In consolidation, all significant intercompany transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the operations of the Trusts have not been consolidated in these financial statements.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2013 and 2012, real estate loans represented 80.6% and 80.9%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

On January 27, 2014, the Company issued a total of 475,000 shares of its common stock to two controlled affiliates of EJF Capital, Inc. (collectively, “EJF”) at $13.00 per share in a private placement pursuant to Regulation D (the “Private Placement”). The gross proceeds to the Company from the Private Placement were used by the Company to redeem

4,057 shares of outstanding Series T Preferred Stock at a redemption price of $1,000 per share, or $4.1 million. The redemption of the 4,057 shares of Series T Preferred Stock will reduce the Company’s annual preferred dividend expenses by approximately $200,000.

The following table is a pro-forma statement to include the Private Placement and the Series T Preferred Stock redemption as of December 31, 2013.

	As of December 31, 2013
		Common stock	Preferred stock
(Dollars in thousands)	Reported	Issuance, Net	Redemption	Pro Forma
Common equity	$50,366	$5,940	-	$56,306
Preferred equity	$15,299		($4,057)	$11,242
Total shareholders' equity	$65,665	$5,940	($4,057)	$67,548
Common Shares	4,319,750	475,000	-	4,794,750
Book value per common share	$11.66			$11.74

Tangible common equity/tangible asset ratio	5.65%			6.32%
Tier I common ratio	7.09%			7.90%
Tier I leverage ratio	9.13%			9.35%
Tier I risk-based ratio	10.96%			11.22%
Total risk-based ratio	12.22%			12.47%

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders’ equity or net income.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2013 and 2012, included in cash and cash equivalents was $16.9 million and $15.6 million, respectively, on deposit to meet Federal Reserve Bank requirements.

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

Other Investments

The Bank, as a member institution, is required to own a stock investment in the Federal Home Loan Bank of Atlanta (“FHLB”). Cash dividends on our FHLB stock are recorded in investment income. Prior to the Bank’s conversion to a state charter on April 1, 2013, the Bank was also required to own stock in the Federal Reserve Bank. These stocks are generally pledged against any borrowings from these institutions. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Other investments also include a $403,000 investment in the Trusts.

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

Impaired Loans

Our impaired loans include loans on nonaccrual status and loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status. For loans that are classified as impaired, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the impaired loan less costs to sell, are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. In the first quarter of 2013, we began to evaluate impaired consumer loans on a loan by loan basis, using the same criteria as those used to evaluate impaired commercial loans. Prior to this change, large groups of smaller balance homogeneous consumer loans were collectively evaluated for impairment, and we did not separately identify individual consumer loans for impairment disclosures.

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

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments of principal and interest in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

As a result of adopting the amendments in Accounting Standards Update (“ASU”) 2011-02, we reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. In the determination of the allowance for loan losses, management considers TDRs on commercial and consumer loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.

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

We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured individually for each impaired loan. Our allowance levels are influenced by loan volume, loan grade or delinquency status, historic loss experience and other economic conditions. See Note 3 to the Consolidated Financial Statements for additional information on the Allowance for Loan Losses.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2010 tax return year and forward.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,756	-	1,001	7,755
SBA securities	5,758	-	487	5,271
State and political subdivisions	23,622	331	583	23,370
Mortgage-backed securities
FHLMC	7,596	62	186	7,472
FNMA	23,603	172	363	23,412
GNMA	148	12	-	160
Total mortgage-backed securities	31,347	246	549	31,044
Total	$69,483	577	2,620	67,440

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$7,781	14	10	7,785
SBA securities	6,060	17	5	6,072
State and political subdivisions	24,167	1,130	48	25,249
Mortgage-backed securities
FHLMC	8,434	196	-	8,630
FNMA	29,718	484	14	30,188
GNMA	276	22	-	298
Total mortgage-backed securities	38,428	702	14	39,116
Total	$76,436	1,863	77	78,222

During 2012, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $45.1 million of our mortgage-backed securities and state and municipal obligations, reinvested $18.1 million of the securities in similar investments at current rates, and recorded a net gain on sale of investment securities of $363,000. There were no sales of investment securities during 2013.

The amortized costs and fair values of investment securities available for sale at December 31, 2013 and 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2013		2012
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$1,507	1,507	417	421
Due after one through five years	2,121	2,114	3,690	3,671
Due after five through ten years	10,268	10,426	4,612	5,031
Due after ten years	55,587	53,393	67,717	69,099
	$69,483	67,440	76,436	78,222

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2013
Available for sale
US government agencies	3	$7,755	$1,001	-	$-	$-	3	$7,755	$1,001
SBA securities	-	-	-	2	5,271	487	2	5,271	487
State and political subdivisions	22	8,482	364	9	3,705	219	31	12,187	583
Mortgage-backed
FHLMC	3	5,006	186	-	-	-	3	5,006	186
FNMA	7	11,140	363	-	-	-	7	11,140	363
	35	$32,383	$1,914	11	$8,976	$706	46	$41,359	$2,620
As of December 31, 2012
Available for sale
US government agencies	1	$3,771	$10	-	$-	$-	1	$3,771	$10
SBA securities	1	2,015	5	-	-	-	1	2,015	5
State and political subdivisions	16	6,608	48	-	-	-	16	6,608	48
Mortgage-backed
FHLMC	-	-	-	-	-	-	-	-	-
FNMA	2	3,669	14	-	-	-	2	3,669	14
	20	$16,063	$77	-	$-	$-	20	$16,063	$77

At December 31, 2013, the Company had 35 individual investments with a fair market value of $32.4 million that were in an unrealized loss position for less than 12 months and 11 individual investments with a fair market value of $9.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

During the second quarter of 2011, the Company recorded a $25,000 other-than-temporary impairment (“OTTI”) charge to earnings on its one private-label collateralized mortgage obligation ("CMO") which had been in an unrealized loss position for over 12 months. During the third quarter of 2011, the Company sold the $2.5 million CMO as part of an investment portfolio restructuring and recognized an additional loss of $512,000 on the security. In addition to the CMO, the Company sold $26.9 million of securities during the second half of 2011, recognizing a gain on sale of $535,000.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2013	2012
Federal Reserve Bank stock	$-	1,485
Federal Home Loan Bank stock	5,614	5,807
Certificates of deposit	99	99
Investment in Trust Preferred subsidiaries	403	403
	$6,116	7,794

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2013 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2013, $22.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $25.0 million was pledged to secure client deposits. At December 31, 2012, $22.8 million of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $10.5 million was pledged to secure client deposits.

NOTE 3 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Low Country regions of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 80.6% of total loans at December 31, 2013. Commercial loans comprise 64.3% of total real estate loans and consumer loans account for 35.7%. Commercial loans are further categorized into owner occupied which represents 25.1% of total loans and non-owner occupied loans represent 22.5%. Commercial construction loans represent only 4.2% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2013, approximately $84.1 million, or 11.4% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 78 loans totaling approximately $32.7 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

The allowance for loan losses is management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured individually for each impaired loan. Our allowance levels are influenced by loan volume, loan grade or delinquency status, historic loss experience and other economic conditions.

Portfolio Segment Methodology

Commercial

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each class of loan. In the development of our statistically derived loan grade loss factors, we observe historical losses over 12 quarters for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a TDR, whether on accrual or nonaccrual status.

Consumer

For consumer loans, we determine the allowance on a collective basis utilizing historical losses over 12 quarters to represent our best estimate of inherent loss. We pool loans, generally by loan class with similar risk characteristics. In addition, we establish an allowance for consumer loans that have been modified in a TDR, whether on accrual or nonaccrual status. The allowance also includes an amount for the estimated impairment on nonaccrual consumer loans and consumer loans modified in a TDR, whether on accrual or nonaccrual status.

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.3 million as of December 31, 2013 and December 31, 2012, respectively.

	December 31,
(dollars in thousands)	2013	2012
Commercial
Owner occupied	$185,129	158,790
Non-owner occupied	166,016	165,163
Construction	30,906	20,347
Business	129,687	114,169
Total commercial loans	511,738	458,469
Consumer
Residential	114,201	86,559
Home equity	78,479	77,895
Construction	19,888	13,749
Other	12,961	9,277
Total consumer loans	225,529	187,480
Total gross loans, net of deferred fees	737,267	645,949
Less – allowance for loan losses	(10,213)	(9,091)
Total loans, net	$727,054	636,858

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2013	2012
Variable rate loans	$224,866	219,462
Fixed rate loans	512,401	426,487
	$737,267	645,949

At December 31, 2013, approximately $173.4 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

Credit Quality Indicators

Commercial

We manage a consistent process for assessing commercial loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our risk categories include Pass, Special Mention, Substandard, and Doubtful, each of which is defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

•

Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

•

Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•

Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

				December 31, 2013
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$183,609	161,758	29,992	128,883	504,242
30-59 days past due	791	859	-	44	1,694
60-89 days past due	-	-	-	-	-
Greater than 90 days	729	3,399	914	760	5,802
	$185,129	166,016	30,906	129,687	511,738

				December 31, 2012
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$157,036	163,700	19,341	112,322	452,399
30-59 days past due	306	-	-	539	845
60-89 days past due	-	463	-	100	563
Greater than 90 days	1,448	1,000	1,006	1,208	4,662
	$158,790	165,163	20,347	114,169	458,469

As of December 31, 2013 and 2012, loans 30 days or more past due represented 1.29% and 1.11% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 1.02% and 0.94% as of December 31, 2013 and 2012, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				December 31, 2013
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$176,320	147,378	27,797	120,254	471,749
Special Mention	5,563	7,987	-	3,629	17,179
Substandard	3,246	10,651	3,109	5,804	22,810
Doubtful	-	-	-	-	-
	$185,129	166,016	30,906	129,687	511,738

				December 31, 2012
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$148,255	141,352	18,265	105,024	412,896
Special Mention	7,446	9,358	-	2,750	19,554
Substandard	3,089	14,453	2,082	6,395	26,019
Doubtful	-	-	-	-	-
	$158,790	165,163	20,347	114,169	458,469

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our risk categories include Pass, Special Mention, Substandard, and Doubtful, which are defined above. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for loan losses.

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

				December 31, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$112,314	78,402	19,888	12,877	223,481
30-59 days past due	806	-	-	84	890
60-89 days past due	467	-	-	-	467
Greater than 90 days	614	77	-	-	691
	$114,201	78,479	19,888	12,961	225,529

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Current	$85,999	77,430	13,749	9,233	186,411
30-59 days past due	560	100	-	-	660
60-89 days past due	-	-	-	44	44
Greater than 90 days	-	365	-	-	365
	$86,559	77,895	13,749	9,277	187,480

Consumer loans 30 days or more past due were 0.28% and 0.17% as of December 31, 2013 and 2012, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				December 31, 2013
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$110,304	75,304	19,888	12,641	218,137
Special Mention	1,455	2,176	-	212	3,843
Substandard	2,442	999	-	108	3,549
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$114,201	78,479	19,888	12,961	225,529

				December 31, 2012
	Real estate	Home equity	Construction	Other	Total
Pass	$83,173	73,718	13,749	8,752	179,392
Special Mention	2,307	2,290	-	170	4,767
Substandard	1,079	1,887	-	355	3,321
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$86,559	77,895	13,749	9,277	187,480

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

	December 31,
(dollars in thousands)	2013	2012
Commercial
Owner occupied RE	$1,199	155
Non-owner occupied RE	373	1,255
Construction	914	1,006
Business	712	202
Consumer
Real estate	76	119
Home equity	77	577
Construction	-	-
Other	3	44
Nonaccruing troubled debt restructurings	4,983	4,809
Total nonaccrual loans, including nonaccruing TDRs	8,337	8,167
Other real estate owned	1,198	1,719
Total nonperforming assets	$9,535	9,886
Nonperforming assets as a percentage of:
Total assets	1.07%	1.24%
Gross loans	1.29%	1.53%
Total loans over 90 days past due	$6,493	5,027
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	8,045	9,421

Foregone interest income on the nonaccrual loans for the year ended December 31, 2013 was approximately $543,000 and approximately $402,000 for the same period in 2012.

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

		December 31, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,935	1,935	1,666	333
Non-owner occupied RE	5,957	5,622	6,125	1,441
Construction	4,612	1,870	1,855	246
Business	5,494	4,684	2,807	1,813
Total commercial	17,998	14,111	12,453	3,833
Consumer
Real estate	1,829	1,807	1,447	704
Home equity	239	239	239	188
Construction	-	-	-	-
Other	225	225	4	4
Total consumer	2,293	2,271	1,690	896
Total	$20,291	16,382	14,143	4,729

		December 31, 2012
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$3,071	2,271	2,116	398
Non-owner occupied RE	7,497	7,162	2,218	831
Construction	4,824	2,082	1,075	213
Business	4,048	4,048	3,329	2,092
Total commercial	19,440	15,563	8,738	3,534
Consumer
Real estate	985	985	162	24
Home equity	770	770	605	91
Construction	-	-	-	-
Other	270	270	-	-
Total consumer	2,025	2,025	767	115
Total	$21,465	17,588	9,505	3,649

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

		Year ended December 31,
	2013		2012		2011
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,519	47	3,881	17	3,521	220
Non-owner occupied RE	5,932	261	5,811	392	2,520	281
Construction	2,054	57	2,127	66	1,425	81
Business	4,521	189	3,880	84	3,331	207
Total commercial	14,026	554	15,699	559	10,797	789
Consumer
Real estate	1,186	100	1,397	44	1,729	64
Home equity	610	8	518	12	399	-
Construction	-	-	-	-	-	-
Other	234	9	240	14	38	13
Total consumer	2,030	117	2,155	70	2,166	77
Total	$16,056	671	17,854	629	12,963	866

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$9,091	8,925	8,386
Provision for loan losses	3,475	4,550	5,270
Loan charge-offs:
Commercial
Owner occupied RE	(390)	(1,857)	(72)
Non-owner occupied RE	(249)	(513)	(1,052)
Construction	-	-	(67)
Business	(1,664)	(1,230)	(3,243)
Total commercial	(2,303)	(3,600)	(4,434)
Consumer
Real estate	(22)	(214)	(129)
Home equity	(106)	(691)	(175)
Construction	-	-	-
Other	(47)	-	(200)
Total consumer	(175)	(905)	(504)
Total loan charge-offs	(2,478)	(4,505)	(4,938)
Loan recoveries:
Commercial
Owner occupied RE	1	4	14
Non-owner occupied RE	1	42	42
Construction	-	-	-
Business	115	27	149
Total commercial	117	73	205
Consumer
Real estate	-	2	-
Home equity	8	32	2
Construction	-	-	-
Other	-	14	-
Total consumer	8	48	2
Total recoveries	125	121	207
Net loan charge-offs	(2,353)	(4,384)	(4,731)
Balance, end of period	$10,213	9,091	8,925

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2013
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$7,981	1,110	-	9,091
Provision	2,444	1,031	-	3,475
Loan charge-offs	(2,303)	(175)	-	(2,478)
Loan recoveries	117	8	-	125
Net loan charge-offs	(2,186)	(167)	-	(2,353)
Balance, end of period	$8,239	1,974	-	10,213

	Year ended December 31, 2012
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,061	864	-	8,925
Provision	3,447	1,103	-	4,550
Loan charge-offs	(3,600)	(905)	-	(4,505)
Loan recoveries	73	48	-	121
Net loan charge-offs	(3,527)	(857)	-	(4,384)
Balance, end of period	$7,981	1,110	-	9,091

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					December 31, 2013
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,833	896	4,729	14,111	2,271	16,382
Collectively evaluated	4,406	1,078	5,484	497,627	223,258	720,885
Total	$8,239	1,974	10,213	511,738	225,529	737,267
					December 31, 2012
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,534	-	3,534	15,563	-	15,563
Collectively evaluated	4,447	1,110	5,557	442,906	187,480	630,396
Total	$7,981	1,110	9,091	458,469	187,480	645,949

NOTE 4 – Troubled Debt Restructurings

At December 31, 2013, we had 34 loans totaling $13.0 million and at December 31, 2012 we had 36 loans totaling $14.2 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. To date, we have restored two commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2013
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Non-owner occupied RE	1	-	-	-	1	$276	$321
Business	9	-	-	-	9	1,805	1,885
Consumer
Real estate	1	-	-	-	1	831	835
Other	1				1	4	4
Total loans	12	-	-	-	12	$2,916	$3,045

	For the year ended December 31, 2012
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$247	$247
Non-owner occupied RE	2	-	-	1	3	4,148	4,148
Business	6	-	1	-	7	1,909	1,994
Consumer
Home equity	-	1	-	-	-	166	166
Total loans	9	1	1	1	11	$6,470	$6,555

The following table summarizes the TDRs that are more than 60 days past due, and have subsequently defaulted.

	For the year ended December 31, 2013
	Number of	Recorded
(dollars in thousands)	loans	investment
Consumer
Real estate	1	$579
Total loans	1	$579

	For the year ended December 31, 2012
	Number of	Recorded
(dollars in thousands)	loans	investment
Commercial
Owner occupied RE	1	$1,292
Non-owner occupied RE	1	29
Business	3	188
Total loans	5	$1,509

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2013	2012
Land	$4,862	$3,523
Buildings	12,976	12,874
Leasehold Improvements	1,628	1,624
Furniture and equipment	5,451	5,020
Software	337	342
Construction in process	301	53
	25,555	23,436
Accumulated depreciation	(5,728)	(4,703)
Total property and equipment	$19,827	$18,733

During 2013, the Bank purchased land in Mount Pleasant, South Carolina at a cost of $1.3 million for the construction of a new retail office. Construction in process at December 31, 2013 includes various costs related to the construction of the new Mt. Pleasant office, while the December 31, 2012 balance includes various bank-related equipment not yet placed in service. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $979,000, and $884,000, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2013, other real estate owned included six properties totaling $1.2 million, compared to $1.7 million at December 31, 2012. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2013	2012
Balance, beginning of year	$1,719	3,686
Additions	1,354	1,580
Sales	(1,745)	(3,128)
Write-downs	(130)	(419)
Balance, end of year	$1,198	1,719

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2013	2012
Non-interest bearing	$101,971	80,880
Interest bearing:
NOW accounts	153,376	158,874
Money market accounts	151,759	100,841
Savings	6,671	6,026
Time, less than $100,000	68,190	81,315
Time, $100,000 and over	198,352	148,363
Total deposits	$680,319	576,299

At December 31, 2013 and 2012, the Company had approximately $63.3 million and $13.0 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $1.5 million, $2.0 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2014	$165,405
2015	68,309
2016	18,808
2017	2,576
2018 and after	11,444
$266,542

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2013 and 2012, the Company had $124.1 million in FHLB advances and other borrowings. Of the $124.1 million, FHLB advances represented $103.5 million, securities sold under structured agreements to repurchase represented $19.2 million, and a line of credit represented $1.4 million.

The FHLB advances are secured with approximately $173.4 million of mortgage loans and $5.6 million of stock in the FHLB. During 2013, the Company restructured one FHLB advance of $5.0 million. In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance is considered to be a restructuring and no gain or loss was recorded in the transaction. The original FHLB advance had a weighted rate of 4.07% and an average remaining life of 45 months. Under the modified arrangement, the $5.0 million in FHLB advance has a weighted average rate of 3.05% and an average remaining life of 60 months. Under a similar scenario in 2012, the Company restructured three FHLB advances totaling $45.0 million with a weighted average rate of 3.16% and average remaining life of 52 months under their original terms. Following the restructure, the weighted average rate of the three advances was 2.42% and the remaining average life was 61 months.

Listed below is a summary of the terms and maturities of the advances at December 31, 2013 and 2012. As of December 31, 2013, $31.5 million of the Company’s advances were at fixed rates, while $72.0 million were at floating rates. In addition, a number of the advances are callable and subject to repricing during 2014 at the option of the FHLB.

	December 31,
(dollars in thousands)	2013		2012
Maturity	Amount	Rate	Amount	Rate
September 2, 2014	$7,500	2.29%	7,500	2.36%
October 11, 2016	-	-	5,000	4.07%
October 18, 2016	7,000	2.30%	7,000	2.38%
October 18, 2016	7,500	2.47%	7,500	2.55%
October 19, 2016	10,000	2.03%	10,000	2.11%
October 19, 2016	20,000	1.60%	20,000	1.68%
February 13, 2017	7,500	4.38%	7,500	4.38%
July 11, 2017	9,000	4.49%	9,000	4.49%
July 24, 2017	5,000	4.25%	5,000	4.25%
January 30, 2018	5,000	2.92%	-	-
February 15, 2019	10,000	4.47%	10,000	4.47%
April 10, 2019	15,000	3.38%	15,000	3.48%
	$103,500		103,500

At December 31, 2013 and 2012, the Company had four structured debt agreements secured by approximately $22.0 million of various investment securities. While these agreements are at fixed rates, they each have callable features and are subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

(dollars in thousands)
Maturity	Amount	Rate
September 18, 2017	$10,000	3.63%
December 17, 2017	2,000	3.65%
March 14, 2018	3,600	2.75%
September 15, 2018	3,600	2.55%
	$19,200

The Company also has an unsecured, interest only line of credit for $1.5 million with another financial institution for which $1.4 million was outstanding at December 31, 2013. The line of credit bears interest at 5.0% and matured on February 3, 2014; however, the line of credit was extended to mature on August 18, 2014 with no additional changes in terms. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 9 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2013, the interest rate was 3.35% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures. Amortization of debt issuance costs totaled $9,000 for the year ended December 31, 2013 and $18,000 for each of the years ended December 31, 2012 and 2011, respectively, and are included in borrowings interest expense.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2013, the interest rate was 1.69% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. However, provisions within the Dodd-Frank Wall Street Reform and Consumer Protection Act will prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities as Tier 1 capital beginning in 2013. One-third will be phased out over the next two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as the Bank, may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital trust preferred securities issued after such date.

NOTE 10 – Unused Lines of Credit

At December 31, 2013, the Company had three lines of credit to purchase federal funds that totaled $45.0 million which were unused at December 31, 2013. The lines of credit are available on a one to ten day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $69.8 million in additional borrowings at December 31, 2013.

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

Level 2 – Significant other observable inputs

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company’s available-for-sale portfolio and valued by a third-party pricing service, as well as certain impaired loans.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	7,755	-	7,755
SBA securities	-	5,271	-	5,271
State and political subdivisions	-	23,370	-	23,370
Mortgage-backed securities	-	31,044	-	31,044
Total assets measured at fair value on a recurring basis	$-	67,440	-	67,440

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	7,785	-	7,785
SBA securities	-	6,072	-	6,072
State and political subdivisions	-	25,249	-	25,249
Mortgage-backed securities	-	39,116	-	39,116
Total assets measured at fair value on a recurring basis	$-	78,222	-	78,222

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2013. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	10,495	1,158	11,653
Other real estate owned	-	1,085	113	1,198
Total assets measured at fair value on a nonrecurring basis	$-	11,580	1,271	12,851

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	13,748	191	13,939
Other real estate owned	-	1,390	329	1,719
Total assets measured at fair value on a nonrecurring basis	$-	15,138	520	15,658

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs
Impaired loans	Appraised Value/ Discounted Cash Flows	Discount rate
Other real estate owned	Appraised Value/ Comparable Sales	Collateral value

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

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, other investments, federal funds purchased, and securities sold under agreement to repurchase.

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

The estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 are as follows:

			December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$39,203	39,203	39,203	-	-
Other investments, at cost	6,116	6,116	-	-	6,116
Loans, net	727,054	735,939	-	10,676	725,263
Bank owned life insurance	21,383	21,383	-	-	21,383
Financial Liabilities:
Deposits	680,319	550,988	-	550,988	-
FHLB and other borrowings	124,100	135,411	-	135,411	-
Junior subordinated debentures	13,403	5,145	-	5,145	-

			December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$29,413	29,413	29,413	-	-
Other investments, at cost	7,794	7,794	-	-	7,794
Loans, net	636,858	645,852	-	13,748	632,104
Bank owned life insurance	18,725	18,725	-	-	18,725
Financial Liabilities:
Federal funds purchased	13,190	13,190	13,190	-	-
Deposits	576,299	561,599	-	561,599	-
FHLB and other borrowings	124,100	140,455	-	140,455	-
Junior subordinated debentures	13,403	5,093	-	5,093	-

NOTE 12 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2013, 2012 and 2011, 34,624, 74,802, and 167,937 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. All earnings per share amounts have been restated to reflect the 10% stock dividends issued in January 2012 and 2013.

	December 31,
(dollars in thousands, except share data)	2013	2012	2011
Numerator:
Net income	$5,120	3,862	2,088
Less: Preferred stock dividends	771	840	865
Discount accretion	-	360	279
Add: Redemption of preferred stock	20	96	-
Net income available to common shareholders	$4,369	2,758	944
Denominator:
Weighted-average common shares outstanding - basic	4,279,992	4,229,928	4,200,980
Common stock equivalents	178,926	110,030	85,438
Weighted-average common shares outstanding - diluted	4,458,918	4,339,958	4,286,418
Earnings per common share:
Basic	$1.02	0.65	0.22
Diluted	$0.98	0.64	0.22

NOTE 13 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with six executive and senior vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $1.9 million.

The Company has an agreement with a data processor which expires in 2014 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume and include a base monthly charge of approximately $110,000.

At December 31, 2013, the Company has a contract with a construction company for $1.3 million to construct a new office building in Mt. Pleasant, South Carolina. In addition, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2014	$776
2015	795
2016	794
2017	132
2018	137
Thereafter	1,129
$3,763

Lease expense for the years ended December 31, 2013, 2012, and 2011, totaled $800,000, $728,000, and $684,000, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2013, management believes there is no material litigation pending.

NOTE 14 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Current income taxes:
Federal	$2,747	2,031	1,627
State	129	98	63
Total current tax expense	2,876	2,129	1,690
Deferred income tax benefit	(460)	(296)	(857)
Income tax expense	$2,416	1,833	833

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Tax expense at statutory rate	$2,562	1,936	993
Effect of state income taxes	85	65	74
Exempt income	(199)	(168)	(234)
Other	(32)	-	-
Income tax expense	$2,416	1,833	833

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,472	3,091
Unrealized loss on securities available for sale	695	-
Net deferred loan fees	450	326
Interest on nonaccrual loans	627	617
Deferred compensation	833	577
Sale of real estate owned	199	212
Other	297	287
	6,573	5,110
Deferred tax liabilities:
Property and equipment	1,225	1,188
Unrealized gain on securities available for sale	-	607
Other	410	139
	1,635	1,934
Net deferred tax asset	$4,938	3,176

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

A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
(dollars in thousands)	2013	2012
Balance, beginning of year	$17,404	16,968
New loans	25,830	14,081
Less loan payments	(19,767)	(13,645)
Balance, end of year	$23,467	17,404

Deposits by officers and directors and their related interests at December 31, 2013 and 2012, were $2.5 million and $2.2 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $5,388. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Also, the Company contracts with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $30,000, $44,000, and $39,000 for these services during 2013, 2012, and 2011, respectively.

The Company is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 16 – Financial Instruments With Off-Balance Sheet Risk

In the ordinary course of business, and to meet the financing needs of its clients, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2013, unfunded commitments to extend credit were approximately $138.7 million, of which $32.6 million is at fixed rates and $106.1 million is at variable rates. At December 31, 2012, unfunded commitments to extend credit were approximately $115.6 million, of which $22.1 million is at fixed rates and $93.5 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2013 and 2012, there was a $3.0 million and $2.3 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The

Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2013, 2012, and 2011 amounted to $235,000, $195,000, and $176,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 16 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The plan provides retirement income for these officers. As of December 31, 2013 and 2012, the Company had an accrued benefit obligation of $2.5 million and $1.7 million, respectively. The Company incurred expenses related to this plan of $753,000, $497,000, and $381,000 in 2013, 2012, and 2011, respectively.

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

A summary of the status of the stock option plan and changes for the period (adjusted for the stock dividends in 2011, 2012, and 2013) are presented below:

	For the years ended December 31,
	2013			2012			2011
	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value	Shares	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at beginning of year	556,474	$6.72		455,698	$6.76		428,469	$7.04
Granted	90,300	9.05		120,615	6.31		87,967	6.05
Exercised	(28,596)	6.49		(17,867)	5.36		(16,615)	4.65
Forfeited or expired	(997)	6.49		(1,972)	5.17		(44,123)	8.76
Outstanding at end of year	617,181	$7.05	$3,891,860	556,474	$6.72	$1,265,486	455,698	$6.76	$117,017
Options exercisable at year-end	346,509		$3,891,860	257,290		$1,265,486	181,059		$117,017
Shares available for grant	140,525			229,616			350,231

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants: expected volatility of 43.74% for 2013, 44.04% for 2012, and 26.76% for 2011; risk-free interest rate of 1.78% for 2013, 1.86% for 2012, and 3.35% for 2011; 10 year life expectancy of the options, and; assumed dividend rate of zero.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock.

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

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2013, 2012, and 2011 (adjusted for the stock dividends in 2011, 2012, and 2013) is as follows:

	December 31,
	2013		2012		2011
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	28,119	$6.76	3,025	$6.53	-	$-
Granted	43,750	12.91	25,850	6.78	3,025	6.53
Vested	(7,219)	6.76	(756)	6.53	-	-
Forfeited	-	-	-	-	-	-
Nonvested at end of year	64,650	$10.92	28,119	$6.76	3,025	$6.53

NOTE 19 – Preferred Stock Issuance

On February 27, 2009, as part of the Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury (the “Treasury”), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant to purchase 399,970.34 shares of the Company’s common stock (the “Warrant”) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, beginning on February 27, 2014. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

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

On January 3, 2013 and April 1, 2013, the Company redeemed a total of $1.0 million of its outstanding Series T preferred stock from three of its preferred shareholders. On January 27, 2014, the Company redeemed an additional 4,057 shares of its outstanding Series T Preferred Stock held by EJF at a redemption price of $1,000 per share. Since July of 2012, the Company has redeemed a cumulative $6,057,000 of its outstanding Series T Preferred Stock and reduced the balance to $11,242,000. The Company will continue to explore options and opportunities to repay the remaining preferred stock outstanding.

NOTE 20 – Dividends

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Series T preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Series T preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur. Effective May 15,

2014, the dividend rate on any outstanding Series T Preferred Stock will increase to 9% per annum from the current rate of 5%.

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

On January 15, 2013, the Company's Board of Directors approved a ten percent stock dividend to the Company's shareholders. The record date was February 1, 2013 and the distribution date was February 15, 2013. On January 17, 2012, the Company's Board of Directors also approved a ten percent stock dividend to the Company's shareholders. The record date was February 3, 2012 and the distribution date was February 17, 2012. Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our Consolidated Statements of Income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2013, that the Company and Bank exceed all well capitalized requirements to which they are subject.

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2013 and 2012.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
The Bank
Total Capital (to risk weighted assets)	$88,674	12.2%	58,381	8.0%	72,976	10.0%
Tier 1 Capital (to risk weighted assets)	79,538	10.9%	29,191	4.0%	43,786	6.0%
Tier 1 Capital (to average assets)	79,538	9.1%	34,989	4.0%	43,737	5.0%

The Company
Total Capital (to risk weighted assets)	89,149	12.2%	58,381	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	80,013	11.0%	29,191	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	80,013	9.1%	35,063	4.0%	n/a	n/a
As of December 31, 2012
The Bank
Total Capital (to risk weighted assets)	$83,763	13.0%	51,498	8.0%	64,372	10.0%
Tier 1 Capital (to risk weighted assets)	75,704	11.8%	25,749	4.0%	38,623	6.0%
Tier 1 Capital (to average assets)	75,704	9.6%	31,492	4.0%	39,366	5.0%

The Company
Total Capital (to risk weighted assets)	84,006	13.1%	51,498	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	75,947	11.8%	25,749	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	75,947	9.7%	31,492	4.0%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2013	2012
Assets
Cash and cash equivalents	$15	82
Investment in subsidiaries	78,593	77,285
Other assets	1,876	1,578
Total assets	$80,484	78,945
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$16	17
Other borrowings	1,400	1,400
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	65,665	64,125
Total liabilities and shareholders’ equity	$80,484	78,945

Condensed Statements of Income

	For the years ended December 31,
	2013	2012	2011
Revenues
Interest income	$-	-	1
Total revenue	-	-	1
Expenses
Interest expense	416	406	350
Other expenses	514	342	276
Total expenses	930	748	626
Income tax benefit	316	254	212
Loss before equity in undistributed net income of subsidiaries	(614)	(494)	(413)
Equity in undistributed net income of subsidiaries	5,734	4,356	2,501
Net income	$5,120	3,862	2,088

Condensed Statements of Cash Flows

	For the years ended December 31,
	2013	2012	2011
Operating activities
Net income	$5,120	3,862	2,088
Adjustments to reconcile net income to net cash used for
operating activities
Equity in undistributed net income of subsidiaries	(5,734)	(4,356)	(2,501)
Compensation expense related to stock options and restricted stock grants	515	341	276
Increase in other assets	(298)	(241)	(194)
Increase (decrease) in accounts payable and accrued expenses	(1)	11	-
Net cash used for operating activities	(398)	(383)	(331)
Investing activities
Investment in subsidiaries	1,900	1,804	550
Net cash provided by investing activities	1,900	1,804	550
Financing activities
Increase in note payable	-	1,400	-
Redemption of preferred stock	(980)	(1,100)	-
Redemption of CPP Warrant	-	(904)	-
Cash dividend on preferred stock	(778)	(845)	(865)
Cash in lieu	(9)	(2)	(1)
Proceeds from the exercise of stock options and warrants	198	96	77
Net cash used for financing activities	(1,569)	(1,355)	(789)
Net increase (decrease) in cash and cash equivalents	(67)	66	(570)
Cash and cash equivalents, beginning of year	82	16	586
Cash and cash equivalents, end of year	$15	82	16

NOTE 23 – Selected Condensed Quarterly Financial Data (Unaudited)

	2013
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$8,743	8,912	9,100	9,363
Interest expense	1,865	1,782	1,737	1,714
Net interest income	6,878	7,130	7,363	7,649
Provision for loan losses	1,125	750	775	825
Noninterest income	882	878	1,055	987
Noninterest expenses	5,230	5,301	5,510	5,771
Income before income tax expense	1,405	1,957	2,133	2,040
Income tax expense	444	657	714	601
Net income	961	1,300	1,419	1,439
Preferred stock dividends	197	191	191	191
Redemption of preferred stock	20	-	-	-
Net income available to common shareholders	$784	1,109	1,228	1,248
Earnings per common share
Basic	$0.18	0.26	0.29	0.29
Diluted	$0.18	0.25	0.27	0.27
Weighted average common shares outstanding
Basic	4,262,330	4,269,097	4,271,652	4,316,890
Diluted	4,371,324	4,423,141	4,490,026	4,551,182

	2012
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,557	8,534	8,790	8,817
Interest expense	2,428	2,156	2,082	2,037
Net interest income	6,129	6,378	6,708	6,780
Provision for loan losses	1,200	1,275	1,125	950
Noninterest income	837	741	1,286	897
Noninterest expenses	4,779	4,655	5,025	5,053
Income before income tax expense	987	1,189	1,844	1,674
Income tax expense	299	374	618	541
Net income	688	815	1,226	1,133
Preferred stock dividends	216	216	204	204
Discount accretion	73	106	180	-
Redemption of preferred stock	-	96	-	-
Net income available to common shareholders	$399	589	842	929
Earnings per common share
Basic	$0.09	0.14	0.20	0.22
Diluted	$0.09	0.13	0.19	0.22
Weighted average common shares outstanding
Basic	4,222,622	4,225,993	4,229,819	4,241,280
Diluted	4,267,813	4,436,920	4,349,971	4,305,127

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2013 and 2012
		Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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

SOUTHERN FIRST BANCSHARES, INC.

Date: March 4, 2014	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 4, 2014
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer	March 4, 2014
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 4, 2014
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 4, 2014
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 4, 2014
Leighton M. Cubbage

/s/David G. Ellison	Director	March 4, 2014
David G. Ellison

/s/Anne S. Ellefson	Director	March 4, 2014
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	March 4, 2014
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	March 4, 2014
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnston, III, M.D.	Director	March 4, 2014
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 4, 2014
James B. Orders, III

/s/William B. Sturgis	Director	March 4, 2014
William B. Sturgis

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
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

10.5	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*
10.6	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*
10.7	Frederick Gilmer, III Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed October 3, 2013).*
10.8	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*
10.9	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*
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

10.13	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*
10.14	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*
10.15	Frederick Gilmer, III Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 3, 2013).*
10.16	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*
21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (iv) Notes to Consolidated Financial Statements.

*        Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.