Form 10-Q
period 2014-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2014-05-05
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______________ to ______________
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,818,719 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 28, 2014.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2014 Form 10-Q

PART I.  CONSOLIDATED FINANCIAL INFORMATION
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 18,419	12,361
Interest-bearing deposits with banks	16,285	18,301
Federal funds sold	7,795	8,541
Total cash and cash equivalents	42,499	39,203
Investment securities:
Investment securities available for sale	68,747	67,440
Other investments	5,960	6,116
Total investment securities	74,707	73,556
Loans	778,798	737,267
Less allowance for loan losses	(10,713)	(10,213)
Loans, net	768,085	727,054
Bank owned life insurance	21,545	21,383
Property and equipment, net	20,116	19,827
Deferred income taxes	5,095	4,938
Other assets	4,837	4,870
Total assets	$936,884	890,831
LIABILITIES
Deposits	$722,412	680,319
Federal Home Loan Bank advances and other borrowings	124,100	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	7,194	7,344
Total liabilities	867,109	825,166
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 11,242 and 15,299 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11,242	15,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,817,573 and 4,319,750 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	48	43
Nonvested restricted stock	(614)	(636)
Additional paid-in capital	49,887	43,585
Accumulated other comprehensive income (loss)	(579)	(1,348)
Retained earnings	9,791	8,722
Total shareholders’ equity	69,775	65,665
Total liabilities and shareholders’ equity	$936,884	890,831

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2014	2013
Interest income
Loans	$ 8,818	8,265
Investment securities	512	464
Federal funds sold	14	14
Total interest income	9,344	8,743
Interest expense
Deposits	680	806
Borrowings	1,020	1,059
Total interest expense	1,700	1,865
Net interest income	7,644	6,878
Provision for loan losses	1,000	1,125
Net interest income after provision for loan losses	6,644	5,753
Noninterest income
Loan fee income	342	259
Service fees on deposit accounts	213	225
Income from bank owned life insurance	162	160
Other income	252	238
Total noninterest income	969	882
Noninterest expenses
Compensation and benefits	3,410	2,952
Occupancy	727	707
Real estate owned activity	13	20
Data processing and related costs	594	576
Insurance	192	240
Marketing	201	186
Professional fees	223	181
Other	409	368
Total noninterest expenses	5,769	5,230
Income before income tax expense	1,844	1,405
Income tax expense	594	444
Net income	1,250	961
Preferred stock dividend	193	197
Redemption of preferred stock	-	20
Net income available to common shareholders	$ 1,057	784
Earnings per common share
Basic	$ 0.23	0.18
Diluted	0.22	0.18
Weighted average common shares outstanding
Basic	4,610,089	4,262,330
Diluted	4,877,448	4,371,324

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2014	2013
Net income	$ 1,250	961
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	1,166	(315)
Tax (expense) benefit	(397)	108
Other comprehensive income (loss)	769	(207)
Comprehensive income	$ 2,019	754

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014  AND 2013
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2012	4,247,404	$ 43	16,299	$16,299	$(160)	$42,396	$1,178	$4,369	$64,125
Net income	-	-	-	-	-	-	-	961	961
Preferred stock transactions:
Redemption of preferred stock	-	-	(500)	(500)	-	-	-	20	(480)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(201)	(201)
Proceeds from exercise of stock options	18,534	-	-	-	-	116	-	-	116
Issuance of restricted stock	2,500	-	-	-	(24)	24	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(7)	(7)
Amortization of deferred compensation on restricted stock	-	-	-	-	14	-	-	-	14
Compensation expense related to stock options, net of tax	-	-	-	-	-	105	-	-	105
Other comprehensive income	-	-	-	-	-	-	(207)	-	(207)
March 31, 2013	4,268,438	43	15,799	15,799	(170)	42,641	971	5,142	64,426
December 31, 2013	4,319,750	43	15,299	15,299	(636)	43,585	(1,348)	8,722	65,665
Net income	-	-	-	-	-	-	-	1,250	1,250
Preferred stock transactions:
Redemption of preferred stock	-	-	(4,057)	(4,057)	-	-	-	-	(4,057)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(181)	(181)
Issuance of common stock	475,000	5	-	-	-	5,945	-	-	5,950
Proceeds from exercise of stock options	20,823	-	-	-	-	219	-	-	219
Issuance of restricted stock	2,000	-	-	-	(27)	27	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	49	-	-	-	49
Compensation expense related to stock options, net of tax	-	-	-	-	-	111	-	-	111
Other comprehensive income	-	-	-	-	-	-	769	-	769
March 31, 2014	4,817,573	$48	11,242	$11,242	$(614)	$49,887	$(579)	$9,791	$69,775

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2014	2013
Operating activities
Net income	$ 1,250	961
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,000	1,125
Depreciation and other amortization	294	291
Accretion and amortization of securities discounts and premium, net	100	195
Loss on sale and write-down of real estate owned	-	(4)
Compensation expense related to stock options and grants	160	119
Increase in cash surrender value of bank owned life insurance	(162)	(160)
(Increase) decrease in deferred tax asset	(554)	108
Decrease in other assets, net	(17)	(272)
Increase (decrease) in other liabilities	(150)	501
Net cash provided by operating activities	1,921	2,864
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(42,031)	(21,145)
Purchase of property and equipment	(583)	(281)
Purchase of investment securities:
Available for sale	(1,292)	-
Other	-	(675)
Payments and maturity of investment securities:
Available for sale	1,051	2,606
Other	156	868
Proceeds from sale of real estate owned	50	202
Net cash used for used for investing activities	(42,649)	(18,425)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	42,093	36,095
Decrease in short-term borrowings	-	(13,190)
Cash dividend on preferred stock	(181)	(201)
Redemption of preferred stock	(4,057)	(480)
Issuance of common stock	5,950	-
Cash in lieu of fractional shares	-	(2)
Proceeds from the exercise of stock options and warrants	219	116
Net cash provided by financing activities	44,024	22,338
Net increase in cash and cash equivalents	3,296	6,777
Cash and cash equivalents at beginning of the period	39,203	29,413
Cash and cash equivalents at end of the period	$42,499	36,190
Supplemental information
Cash paid for
Interest	$ 1,937	2,171
Income taxes	1,147	335
Schedule of non-cash transactions
Real estate acquired in settlement of loans	-	1,001
Unrealized (gain) loss on securities, net of income taxes	769	(207)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC.  AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business and Basis of Presentation

Business Activity

Southern First Bancshares, Inc.  (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”).  The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities.  The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank is also regulated and examined by the South Carolina Board of Financial Institutions.  The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 4, 2014. The consolidated financial statements include the accounts of the Company and the Bank.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in the settlement of loans, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

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

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting.  The guidance is intended to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments went into effect for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The amendments did not have a material effect on the Company’s financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2013.  These amendments did not have a material effect on the Company’s financial statements.

NOTE 2 – Preferred and Common Stock

On February 27, 2009, as part of the Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury (the “Treasury”), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant to purchase 399,970.34 shares of the Company’s common stock (the “Warrant”) for an aggregate purchase price of $17.3 million in cash.  The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years and will increase to 9% per annum beginning on May 15, 2014.  The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

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

On January 27, 2014, the Company issued a total of 475,000 shares of its common stock at $13.00 per share in a private placement offering.  Immediately following the consummation of the Private Placement, the Company redeemed 4,057 shares of the Series T Preferred Stock at a redemption price of $1,000 per share, or par, using the proceeds from the private placement.  The redemption of the 4,057 shares of Series T Preferred Stock will reduce the Company’s annual preferred dividend expenses by approximately $200,000.

Since July of 2012, the Company has redeemed shares of its outstanding Series T Preferred Stock with a cumulative par value of $6,057,000, thus reducing the balance to shares with a par value of $11,242,000. The Company will continue to explore options and opportunities to repurchase the remaining preferred stock outstanding.

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2014
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,758	2	714	8,046
SBA securities	5,757	-	429	5,328
State and political subdivisions	23,589	510	283	23,816
Mortgage-backed securities	31,520	358	321	31,557
Total investment securities available for sale	$69,624	870	1,747	68,747

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,756	-	1,001	7,755
SBA securities	5,758	-	487	5,271
State and political subdivisions	23,622	331	583	23,370
Mortgage-backed securities	31,347	246	549	31,044
Total investment securities available for sale	$69,483	577	2,620	67,440

Contractual maturities and yields on our investment securities at March 31, 2014 and December 31, 2013 are shown in the following table.   Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							March 31, 2014
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	-	-	977	2.13%	7,069	2.43%	8,046	2.40%
SBA securities	-	-	-	-	-	-	5,328	1.87%	5,328	1.87%
State and political subdivisions	1,502	0.51%	2,108	0.68%	9,556	3.22%	10,650	2.82%	23,816	2.64%
Mortgage-backed securities	-	-	-	-	2,514	1.88%	29,043	2.84%	31,557	2.77%
Total	$1,502	0.51%	2,108	0.68%	13,047	2.87%	52,090	2.67%	68,747	2.60%

							December 31, 2013
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	-	-	956	2.13%	6,799	2.43%	7,755	2.40%
SBA securities	-	-	-	-	-	-	5,271	1.88%	5,271	1.88%
State and political subdivisions	1,507	0.51%	2,114	0.67%	7,398	3.22%	12,351	2.88%	23,370	2.63%
Mortgage-backed securities	-	-	-	-	2,072	1.77%	28,972	2.69%	31,044	2.62%
Total	$1,507	0.51%	2,114	0.67%	10,426	2.82%	53,393	2.61%	67,440	2.54%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							March 31, 2014
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	1	$ 3,618	$ 382	1	$3,451	$ 332	2	$ 7,069	$ 714
SBA securities	-	-	-	2	5,328	429	2	5,328	429
State and political subdivisions	10	4,214	143	7	3,173	140	17	7,387	283
Mortgage-backed securities	7	10,914	299	1	1,480	22	8	12,394	321
Total	18	$18,746	$824	11	$ 13,432	$ 923	29	$32,178	$1,747

								December 31, 2013
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	3	$ 7,755	$ 1,001	-	$ -	$ -	3	$ 7,755	$ 1,001
SBA securities	-	-	-	2	5,271	487	2	5,271	487
State and political subdivisions	22	8,482	364	9	3,705	219	31	12,187	583
Mortgage-backed securities	10	16,146	549	-	-	-	10	16,146	549
Total	35	$32,383	$ 1,914	11	$ 8,976	$ 706	46	$41,359	$ 2,620

At March 31, 2014, the Company had 18 individual investments with a fair market value of $18.7 million that were in an unrealized loss position for less than 12 months and 11 individual investments with a fair market value of $13.4 million that were in an unrealized loss position for 12 months or longer.  The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality.  The individual securities are each investment grade securities.  The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2014	December 31, 2013
Federal Home Loan Bank stock	$ 5,458	5,614
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$5,960	6,116

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2014 and ultimate recoverability of the par value of this investment is probable.  All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2014 $21.9 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $29.9 million of securities were pledged to secure client deposits.  At December 31, 2013, $22.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $25.0 million of securities were pledged to secure client deposits.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.6 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$188,944	24.3%	$185,129	25.1%
Non-owner occupied RE	174,899	22.5%	166,016	22.5%
Construction	38,162	4.9%	30,906	4.2%
Business	138,077	17.7%	129,687	17.6%
Total commercial loans	540,082	69.4%	511,738	69.4%
Consumer
Real estate	120,597	15.4%	114,201	15.5%
Home equity	84,185	10.8%	78,479	10.6%
Construction	20,710	2.7%	19,888	2.7%
Other	13,224	1.7%	12,961	1.8%
Total consumer loans	238,716	30.6%	225,529	30.6%
Total gross loans, net of deferred fees	778,798	100.0%	737,267	100.0%
Less—allowance for loan losses	(10,713)		(10,213)
Total loans, net	$768,085		$727,054

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

		March 31, 2014
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 22,948	99,808	66,188	188,944
Non-owner occupied RE	46,875	97,664	30,360	174,899
Construction	11,769	14,407	11,986	38,162
Business	72,788	57,396	7,893	138,077
Total commercial loans	154,380	269,275	116,427	540,082
Consumer
Real estate	18,471	35,279	66,847	120,597
Home equity	5,874	28,589	49,722	84,185
Construction	9,309	1,708	9,693	20,710
Other	6,541	5,444	1,239	13,224
Total consumer loans	40,195	71,020	127,501	238,716
Total gross loans, net of deferred fees	$194,575	340,295	243,928	778,798
Loans maturing after one year with:
Fixed interest rates				$412,367
Floating interest rates				171,857

		December 31, 2013
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 26,959	93,377	64,793	185,129
Non-owner occupied RE	45,937	96,891	23,188	166,016
Construction	11,619	13,844	5,443	30,906
Business	63,720	58,780	7,187	129,687
Total commercial loans	148,235	262,892	100,611	511,738
Consumer
Real estate	18,397	34,068	61,736	114,201
Home equity	4,988	26,319	47,172	78,479
Construction	11,749	1,709	6,430	19,888
Other	6,451	5,334	1,176	12,961
Total consumer	41,585	67,430	116,514	225,529
Total gross loan, net of deferred fees	$189,820	330,322	217,125	737,267
Loans maturing after one year with :
Fixed interest rates				$380,476
Floating interest rates				166,971

Portfolio Segment Methodology

Commercial

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each class of loan.  In the development of our statistically derived loan grade loss factors, we observe historical losses over 12 quarters for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends.  The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status.

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				March 31, 2014
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$179,677	157,864	35,083	128,237	500,861
Special mention	6,045	7,039	-	4,026	17,110
Substandard	3,222	9,996	3,079	5,814	22,111
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$188,944	174,899	38,162	138,077	540,082

				December 31, 2013
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$176,320	147,378	27,797	120,254	471,749
Special mention	5,563	7,987	-	3,629	17,179
Substandard	3,246	10,651	3,109	5,804	22,810
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$185,129	166,016	30,906	129,687	511,738

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

			March 31, 2014
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$187,179	167,711	37,275	136,798	528,963
30-59 days past due	105	1,911	-	237	2,253
60-89 days past due	931	1,521	-	292	2,744
Greater than 90 Days	729	3,756	887	750	6,122
	$188,944	174,899	38,162	138,077	540,082

				December 31, 2013
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$183,609	161,758	29,992	128,883	504,242
30-59 days past due	791	859	-	44	1,694
60-89 days past due	-	-	-	-	-
Greater than 90 Days	729	3,399	914	760	5,802
	$185,129	166,016	30,906	129,687	511,738

As of March 31, 2014 and December 31, 2013, loans 30 days or more past due represented 1.63% and 1.29% of our total loan portfolio, respectively.  Commercial loans 30 days or more past due were 1.43% and 1.02% of our total loan portfolio as of March 31, 2014 and December 31, 2013, respectively.

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics.  All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, Doubtful, which are defined above.  Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for loan losses.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				March 31, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$116,289	80,261	20,710	12,909	230,169
Special mention	1,415	3,100	-	209	4,724
Substandard	2,893	824	-	106	3,823
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$120,597	84,185	20,710	13,224	238,716

				December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Pass	$110,304	75,304	19,888	12,641	218,137
Special mention	1,455	2,176	-	212	3,843
Substandard	2,442	999	-	108	3,549
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$114,201	78,479	19,888	12,961	225,529

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				March 31, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$119,192	84,055	20,710	13,195	237,152
30-59 days past due	331	130	-	28	489
60-89 days past due	-	-	-	1	1
Greater than 90 Days	1,074	-	-	-	1,074
	$120,597	84,185	20,710	13,224	238,716

				December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Current	$112,314	78,402	19,888	12,877	223,481
30-59 days past due	806	-	-	84	890
60-89 days past due	467	-	-	-	467
Greater than 90 Days	614	77	-	-	691
	$114,201	78,479	19,888	12,961	225,529

As of March 31, 2014 and December 31, 2013, consumer loans 30 days or more past due were 0.20% and 0.28%, respectively, of total loans.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial
Owner occupied RE	$ 1,191	1,199
Non-owner occupied RE	339	373
Construction	887	914
Business	542	712
Consumer
Real estate	528	76
Home equity	-	77
Construction	-	-
Other	2	3
Nonaccruing troubled debt restructurings	5,365	4,983
Total nonaccrual loans, including nonaccruing TDRs	8,854	8,337
Other real estate owned	1,148	1,198
Total nonperforming assets	$10,002	9,535
Nonperforming assets as a percentage of:
Total assets	1.07%	1.07%
Gross loans	1.28%	1.29%
Total loans over 90 days past due	7,196	6,493
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$ 7,536	8,045

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

		March 31, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,926	1,926	1,666	333
Non-owner occupied RE	5,926	5,157	4,819	1,554
Construction	4,529	1,787	1,787	194
Business	5,574	4,764	2,916	1,984
Total commercial	17,955	13,634	11,188	4,065
Consumer
Real estate	2,399	2,377	2,020	844
Home equity	162	162	162	162
Construction	-	-	-	-
Other	217	217	-	-
Total consumer	2,778	2,756	2,182	1,006
Total	$20,733	16,390	13,370	5,071

		December 31, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,935	1,935	1,666	333
Non-owner occupied RE	5,957	5,622	6,125	1,441
Construction	4,612	1,870	1,855	246
Business	5,494	4,684	2,807	1,813
Total commercial	17,998	14,111	12,453	3,833
Consumer
Real estate	1,829	1,807	1,447	704
Home equity	239	239	239	188
Construction	-	-	-	-
Other	225	225	4	4
Total consumer	2,293	2,271	1,690	896
Total	$20,291	16,382	14,143	4,729

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended March 31, 2014		Three months ended March 31, 2013		Year ended December 31, 2013
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$ 1,930	2	1,693	2	1,519	47
Non-owner occupied RE	5,417	15	6,505	73	5,932	261
Construction	1,829	14	2,082	10	2,054	57
Business	4,724	40	4,167	25	4,521	189
Total commercial	13,900	71	14,447	110	14,026	554
Consumer
Real estate	2,092	12	984	8	1,186	100
Home equity	264	2	769	2	610	8
Construction	-	-	-	-	-	-
Other	221	2	247	2	234	9
Total consumer	2,577	16	2,000	12	2,030	117
Total	$ 16,477	87	16,447	122	16,056	671

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

The following table summarizes the activity related to our allowance for loan losses by commercial and consumer portfolio segments:

						Three months ended March 31, 2014
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,880	2,633	397	3,329	1,091	644	99	140	10,213
Provision for loan losses	13	780	4	43	151	82	5	(78)	1,000
Loan charge-offs	-	(434)	-	-	-	(76)	-	(2)	(512)
Loan recoveries	-	-	-	11	-	1	-	-	12
Net loan charge-offs	-	(434)	-	11	-	(75)	-	(2)	(500)
Balance, end of period	$ 1,893	2,979	401	3,383	1,242	651	104	60	10,713
Net charge-offs to average loans (annualized)									0.27%
Allowance for loan losses to gross loans									1.38%
Allowance for loan losses to nonperforming loans									120.99%

						Three months ended March 31, 2013
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,774	1,946	313	3,981	346	540	3	188	9,091
Provision for loan losses	524	14	80	(113)	199	274	83	61	1,125
Loan charge-offs	(386)	-	-	(515)	-	-	-	(43)	(944)
Loan recoveries	-	2	-	86	-	7	-	-	95
Net loan charge-offs	(386)	2	-	(429)	-	7	-	(43)	(849)
Balance, end of period	$ 1,916	1,962	393	3,439	545	821	86	206	9,367
Net charge-offs to average loans (annualized)									0.52%
Allowance for loan losses to gross loans									1.41%
Allowance for loan losses to nonperforming loans									148.49%

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					March 31, 2014
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$4,065	1,006	5,071	13,634	2,756	16,390
Collectively evaluated	4,591	1,051	5,642	526,448	235,960	762,408
Total	$8,656	2,057	10,713	540,082	238,716	778,798

					December 31, 2013
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,833	896	4,729	14,111	2,271	16,382
Collectively evaluated	4,406	1,078	5,484	497,627	223,258	720,885
Total	$8,239	1,974	10,213	511,738	225,529	737,267

NOTE 5 – Troubled Debt Restructurings

At March 31, 2014, we had 36 loans totaling $12.9 million and at December 31, 2013 we had 34 loans totaling $13.0 million, which we considered as TDRs.  The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider.   Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.  To date, we have restored two commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014
						Pre- modification	Post- modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$ -	$ -
Non-owner occupied RE	-	-	-	1	1	49	49
Construction	-	-	-	-	-	-	-
Business	-	-	-	2	2	339	340
Consumer
Real estate	-	-	1	-	1	116	116
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	-	-	1	3	4	$ 504	$ 505

For the three months ended March 31, 2013
						Pre- modification	Post- modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$ -	$ -
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	4	-	-	-	4	853	853
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	4	-	-	-	4	$ 853	$ 853

The following table summarizes loans modified as TDRs for which there was a payment default that occurred during the three months ended March 31, 2014 and 2013 and within 12 months of the restructuring date.

	For the three months ended March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$ -	-	$ -
Non-owner occupied RE	2	3,357	-	-
Construction	-	-	-	-
Business	1	98	-	-
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	3	$ 3,455	-	$ -

NOTE 6 – Fair Value Accounting

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

Investment Securities

Securities available for sale are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  In certain cases where there is limited activity or less transparency around inputs to valuations, securities are classified as Level 3 within the valuation hierarchy.  Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale.  The carrying value of Other Investments, such as Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock, approximates fair value based on their redemption provisions.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3.  The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation.  These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

			March 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	8,046	-	8,046
SBA securities	-	5,328	-	5,328
State and political subdivisions	-	23,816	-	23,816
Mortgage-backed securities	-	31,557	-	31,557
Total assets measured at fair value on a recurring basis	$ -	68,747	-	68,747

			December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	7,755	-	7,755
SBA securities	-	5,271	-	5,271
State and political subdivisions	-	23,370	-	23,370
Mortgage-backed securities	-	31,044	-	31,044
Total assets measured at fair value on a recurring basis	$ -	67,440	-	67,440

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of March 31, 2014.  Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs.  The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

			As of March 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	10,174	1,145	11,319
Other real estate owned	-	1,035	113	1,148
Total assets measured at fair value on a nonrecurring basis	$ -	11,209	1,258	12,467

			As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	10,495	1,158	11,653
Other real estate owned	-	1,085	113	1,198
Total assets measured at fair value on a nonrecurring basis	$ -	11,580	1,271	12,851

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of March 31, 2014  and December 31, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs
Impaired loans	Appraised Value/ Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs
Other real estate owned	Appraised Value/ Comparable Sales	Discounts to appraisals for estimated holding or selling costs

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

The estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

			March 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 42,499	42,499	42,499	-	-
Other investments, at cost	5,960	5,960	-	-	5,960
Loans, net	768,085	775,999	-	10,174	765,825
Bank owned life insurance	21,545	21,545	-	-	21,545
Financial Liabilities:
Deposits	722,412	684,410	-	684,410	-
FHLB and other borrowings	124,100	134,974	-	134,974	-
Junior subordinated debentures	13,403	5,199	-	5,199	-

			December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 39,203	39,203	39,203	-	-
Other investments, at cost	6,116	6,116	-	-	6,116
Loans, net	727,054	735,939	-	10,676	725,263
Bank owned life insurance	21,383	21,383	-	-	21,383
Financial Liabilities:
Deposits	680,319	643,399	-	643,399	-
FHLB and other borrowings	124,100	135,411	-	135,411	-
Junior subordinated debentures	13,403	5,145	-	5,145	-

NOTE 7 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2014 and 2013.  Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2014.  The assumed conversion of stock options can create a difference between basic and dilutive net income per common share.  At March 31, 2014 and 2013, 114,124 and 74,802 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	Three months ended March 31,
(dollars in thousands, except share data)	2014	2013
Numerator:
Net income	$1,250	961
Less: Preferred stock dividend	193	197
Add: Redemption of preferred stock	-	20
Net income available to common shareholders	$1,057	784
Denominator:
Weighted-average common shares outstanding – basic	4,610,089	4,262,330
Common stock equivalents	267,359	108,994
Weighted-average common shares outstanding – diluted	4,877,448	4,371,324
Earnings per common share:
Basic	$0.23	0.18
Diluted	$0.22	0.18

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 and assesses our financial condition as of March 31, 2014 as compared to December 31, 2013.  You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for that period.  Results for the three month period ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following:

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

OVERVIEW

We are a bank holding company headquartered in Greenville, South Carolina, and were incorporated in March 1999 under the laws of South Carolina.  We provide a wide range of banking services and products to our clients through our wholly-owned subsidiary, Southern First Bank, a South Carolina state bank.

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.  We currently have eight offices located in Greenville, Lexington, Richland, and Charleston Counties of South Carolina.  In December 2012, we opened our Charleston office at 480 East Bay Street, Charleston, South Carolina and our third full-service office in Columbia, South Carolina.  During the second quarter of 2013, we purchased a piece of property for a future full-service office in Mount Pleasant, South Carolina.  This office will be our second office in the Charleston, South Carolina market, which is expected to open in mid-2014.

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

At March 31, 2014, we had total assets of $936.9 million, a 5.2% increase from total assets of $890.8 million at December 31, 2013. The largest components of our total assets are loans and securities which were $768.1 million and $74.7 million, respectively, at March 31, 2014. Comparatively, our loans and securities totaled $727.1 million and $73.6 million, respectively, at December 31, 2013. Our liabilities and shareholders’ equity at March 31, 2014 totaled $867.1 million and $69.8 million, respectively, compared to liabilities of $825.2 million  and shareholders’ equity of $65.7 million at December 31, 2013. The principal component of our liabilities is deposits which were $722.4 million and $680.3 million at March 31, 2014 and December 31, 2013, respectively.

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

Our net income was $1.3 million and $961,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $289,000, or 30.1%.  After our dividend payment to our preferred shareholders, net income to common shareholders was $1.1 million, or diluted earnings per share (“EPS”) of $0.22, for the first quarter of 2014 as compared to net income to common shareholders of $784,000, or diluted EPS of $0.18 for the same period in 2013.  The increase in net income resulted primarily from increases in net interest income and noninterest income as well as a decrease in the provision for loan losses.

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

Effect of Economic Trends

Markets in the United States and elsewhere have experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weaker economic conditions are expected to continue into 2014. Financial institutions likely will continue to experience credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures.  In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and may continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  For the three month period ended March 31, 2014 our net interest income was $7.6 million, an 11.1% increase over net interest income of $6.9 million for the same period in 2013.  In comparison, our average earning assets increased 11.3%, or $86.4 million, during the first quarter of 2014 compared to the first quarter of 2013, while our interest bearing liabilities increased by $71.0 million during the same period.  The increase in average earning assets is primarily related to an increase in average loans, partially offset by a decrease in investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits, offset in part by a decrease in FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2014 and 2013.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2014			2013
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$ 25,010	$ 14	0.24%	$ 23,405	$ 14	0.24%
Investment securities, taxable	50,488	359	2.88%	60,509	308	2.06%
Investment securities, nontaxable (2)	23,848	248	4.22%	25,081	252	4.07%
Loans	753,630	8,818	4.75%	657,616	8,265	5.10%
Total interest-earning assets	852,976	9,439	4.49%	766,611	8,839	4.68%
Noninterest-earning assets	48,666			43,586
Total assets	$901,642			$810,197
Interest-bearing liabilities
NOW accounts	$150,936	59	0.16%	$160,051	124	0.31%
Savings & money market	162,849	120	0.30%	118,579	81	0.28%
Time deposits	273,248	501	0.74%	222,894	601	1.09%
Total interest-bearing deposits	587,033	680	0.47%	501,524	806	0.65%
FHLB advances and other borrowings	124,128	940	3.07%	138,642	973	2.85%
Junior subordinated debentures	13,403	80	2.42%	13,403	86	2.60%
Total interest-bearing liabilities	724,564	1,700	0.95%	653,569	1,865	1.16%
Noninterest-bearing liabilities	108,075			91,945
Shareholders’ equity	69,003			64,683
Total liabilities and shareholders’ equity	$901,642			$810,197
Net interest spread			3.54%			3.52%
Net interest income (tax equivalent) / margin		$7,739	3.68%		$6,974	3.69%
Less: tax-equivalent adjustment (2)		95			96
Net interest income		$7,644			$6,878

(1)

Annualized for the three month period.

(2)

The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.68% for the three months ended March 31, 2014 compared to 3.69% for the first quarter of 2013.  The slight decrease in net interest margin as compared to the same period in 2013, was driven primarily by a 19 basis point reduction in the yield of our interest-earning assets, offset in part by a 21 basis point reduction in the cost of our interest-bearing liabilities.

Our interest-earning assets increased by $86.4 million as compared to the same quarter in 2013, while the yield on these assets decreased by 19 basis points.  The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past.  Our average loan balances increased by $96.0 million as of the first quarter of 2014, compared to the same period in 2013, while our loan yield decreased by 35 basis points during the same period.

While our interest-bearing liabilities increased by $71.0 million during the first quarter of 2014 as compared to the first quarter of 2013, our interest expense decreased by $165,000 due to a 21 basis point decline in the rate paid on these liabilities.  During the past 12 months, we have continued to reduce rates on all of our deposit  products as the Federal funds target rate has remained at a historical low.  Consequently, the cost of our interest bearing deposits decreased 18 basis points from the first quarter of 2013. We do not anticipate a significant reduction in the rates on our deposits or FHLB advances and other borrowings in the future, as these rates are currently at historically low rates.

Our net interest spread was 3.54% for the three months ended March 31, 2014 compared to 3.52% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 21 basis point reduction in rate on our interest-bearing liabilities, partially offset by a 19 basis point decline in yield on our earning assets, resulted in a 2 basis point increase in our net interest spread for the 2014 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2014 vs. 2013				March 31, 2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 1,201	(565)	(83)	553	$ 542	(241)	(22)	279
Investment securities	(61)	125	(16)	48	(87)	(7)	1	(93)
Federal funds sold	1	(1)	-	-	1	(1)	-	-
Total interest income	1,141	(441)	(99)	601	456	(249)	(21)	186
Interest expense
Deposits	136	(224)	(38)	(126)	57	(491)	(22)	(456)
FHLB advances and other borrowings	(96)	71	(8)	(33)	151	(221)	(27)	(97)
Junior subordinated debt	-	(6)	-	(6)	-	(10)	-	(10)
Total interest expense	40	(159)	(46)	(165)	208	(722)	(49)	(563)
Net interest income	$ 1,101	(282)	(53)	766	$ 248	473	28	749

Net interest income, the largest component of our income, was $7.6 million for the three month period ended March 31, 2014 and $6.9 million for the three months ended March 31, 2013, a $766,000, or 11.1% increase during the first quarter of 2014. The increase in net interest income is due to a $601,000 increase in interest income, combined with a $165,000 decrease in interest expense.  During the first quarter of 2014, the primary driver of the increase in net interest income was the $86.4 million increase in our average interest-earning assets as compared to the first quarter of 2013.

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

For the three months ended March 31, 2014 and 2013, we incurred a noncash expense related to the provision for loan losses of $1.0 million and $1.1 million, respectively, resulting in an allowance for loan losses of $10.7 million and $9.4 million for the 2014 and 2013 periods, respectively.  The slightly lower provision for loan losses during the 2014 period relates primarily to the overall improvement in the credit quality of our loan portfolio during the first three months of 2014.  The $10.7 million allowance represented 1.38% of gross loans at March 31, 2014 while the $9.4 million allowance was 1.41% of gross loans at March 31, 2013.

During the past twelve months, our loan balances increased by $113.6 million, while the amount of our nonperforming loans remained unchanged and our classified loans declined.  Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Loan fee income	$ 342	259
Service fees on deposit accounts	213	225
Income from bank owned life insurance	162	160
Other income	252	238
Total noninterest income	$ 969	882

Noninterest income increased $87,000, or 9.9%, in the first quarter of 2014 as compared to the same period in 2013.  The increase in total noninterest income during this 2014 period resulted primarily from the following:

•

Loan fee income increased $83,000, or 32.0%, resulting primarily from increased mortgage origination fee income of $304,000.

•

Service fees on deposit accounts decreased $12,000, or 5.3%, primarily related to reduced income from service charges on our checking, money market, and savings accounts and a decrease in NSF fee income.

•

Other income increased by $14,000, or 5.9%, due primarily to increased income received from ATM and debit card transactions which is volume driven and increased rent income from tenants at our Knox Abbott location.  Offsetting these increases was a $19,000 decrease in ACH processing fees related primarily to one client account.

In accordance with the requirements set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $143,000 and $119,000 for the three months ended March 31, 2014 and 2013, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Compensation and benefits	$ 3,410	2,952
Occupancy	727	707
Real estate owned activity	13	20
Data processing and related costs	594	576
Insurance	192	240
Marketing	201	186
Professional fees	223	181
Other	409	368
Total noninterest expense	$ 5,769	5,230

Noninterest expense was $5.8 million for the three months ended March 31, 2014, a $539,000, or 10.3%, increase from noninterest expense of $5.2 million for the three months ended March 31, 2013.

The increase in total noninterest expenses resulted primarily from the following:

•

Compensation and benefits expense increased $458,000, or 15.5%, relating primarily to increases in base compensation and benefits expenses.  Base compensation increased by $302,000 driven by the cost of nine additional employees, five of which were hired in relation to the expansion of our mortgage operations, with the remainder being hired to support our loan and deposit growth, combined with annual company-wide salary increases.  Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $24,000, while benefit expenses increased by $141,000 during the same period, compared to the first quarter of the prior year.

•

Occupancy expenses increased $20,000, or 2.8%, driven by increased depreciation, utilities and maintenance expenses.

•

Data processing and related costs increased 3.1%, or $18,000, primarily related to increased ATM and debit card network fees, as well as increased courier fees for services we provide to our clients.

•

Marketing expenses increased by $15,000, or 8.1%, driven by an increase in community sponsorships and business development expenses.

•

Professional fees increased 23.2%, or $42,000, related to increased legal and consulting fees.

•

Other expenses increased by $41,000, or 11.1%, primarily related to increased collection costs, offset in part by reduced office supplies expense and litigation settlement costs.

Partially offsetting these increases in noninterest expense were decreases resulting from:

•

Real estate owned activity decreased by $7,000, or 35.0%, due primarily to lower expenses related to properties we hold.

•

Insurance expense decreased by $48,000, or 20.0%, due to a reduction in regulator fees resulting from the Bank’s change from a national charter to a South Carolina state charter.

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 66.8% for the first quarter of 2014 compared to 67.1% for the same period in 2013.  The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income.  The efficiency ratio improved slightly during the 2014 period primarily due the increase in net interest income as compared to the prior year.

We incurred income tax expense of $594,000 for the three months ended March 31, 2014 as compared to $444,000 during the same period in 2013.  Our effective tax rate was 32.2% and 31.6% for the three months ended March 31, 2014 and 2013, respectively.  The increase in income tax expense during the 2014 period is primarily a result of the increase in our net income during the respective period.

BALANCE SHEET REVIEW

Investment Securities

At March 31, 2014, the $74.7 million in our investment securities portfolio represented approximately 8.0% of our total assets.  We held investment securities with a fair value of $68.7 million and an amortized cost of $69.6 million resulting in an unrealized loss of $877,000.  At December 31, 2013, the $73.6 million in our investment securities portfolio represented approximately 8.3% of our total assets.  At December 31, 2013, we held investment securities with a fair value of $67.4 million and an amortized cost of $69.5 million for an unrealized loss of $2.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the three months ended March 31, 2014 and 2013 were $753.6 million and $657.6 million, respectively.  Before the allowance for loan losses, total loans outstanding at March 31, 2014 and December 31, 2013 were $778.8 and $737.3 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages.  As of March 31, 2014, our loan portfolio included $627.5 million, or 80.6%, of real estate loans.  As of December 31, 2013, real estate loans made up 80.6% of our loan portfolio and totaled $594.6 million.  Most of our real estate loans are secured by residential or commercial property.  We obtain a security interest in real estate, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types.  We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  Home equity lines of credit totaled $84.2 million as of March 31, 2014, of which approximately 41% were in a first lien position, while the remaining balance was second liens, compared to $78.5 million as of December 31, 2013, with approximately 37% in first lien positions.  The average loan had a balance of approximately $84,000 and a loan to value of 70% as of March 31, 2014, compared to an average loan balance of $105,000 and a loan to value of approximately 67% as of December 31, 2013.  Further, 0.15% and 0.10% of our total home equity lines of credit were over 30 days past due as of March 31, 2014 and December 31, 2013, respectively.

Following is a summary of our loan composition at March 31, 2014 and December 31, 2013.  Of the $41.5 million in loan growth during the first quarter of 2014, $17.6 million was originated in the Greenville market, $8.6 million originated in the Columbia market, and $15.4 million originated in the Charleston market.  In addition, $32.9 million of the increase was in loans secured by real estate, and $8.4 million in commercial business loans.

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$188,944	24.3%	$185,129	25.1%
Non-owner occupied RE	174,899	22.5%	166,016	22.5%
Construction	38,162	4.9%	30,906	4.2%
Business	138,077	17.7%	129,687	17.6%
Total commercial loans	540,082	69.4%	511,738	69.4%
Consumer
Real estate	120,597	15.4%	114,201	15.5%
Home equity	84,185	10.8%	78,479	10.6%
Construction	20,710	2.7%	19,888	2.7%
Other	13,224	1.7%	12,961	1.8%
Total consumer loans	238,716	30.6%	225,529	30.6%
Total gross loans, net of deferred fees	778,798	100.0%	737,267	100.0%
Less—allowance for loan losses	(10,713)		(10,213)
Total loans, net	$768,085		$727,054

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.  As of March 31, 2014 and December 31, 2013, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial	$ 2,959	3,198
Consumer	530	156
Nonaccruing troubled debt restructurings	5,365	4,983
Total nonaccrual loans	8,854	8,337
Other real estate owned	1,148	1,198
Total nonperforming assets	$10,002	$9,535

At March 31, 2014, nonperforming assets were $10.0 million, or 1.07% of total assets and 1.28% of gross loans.  Comparatively, nonperforming assets were $9.5 million, or 1.07% of total assets and 1.29% of gross loans at December 31, 2013.  Nonaccrual loans increased $517,000 to $8.9 million at March 31, 2014 from $8.3 million at December 31, 2013.  Nonaccrual loans at March 31, 2014 include two loans which were put on nonaccrual status during the first three months of 2014.  In addition, during the first three months of 2014, one nonaccrual loan was returned to accrual status and two nonaccrual loans were either fully or partially charged-off.  The amount of foregone interest income on the nonaccrual loans in the first three months of 2014 and 2013 was approximately $148,000 and $237,000, respectively.

Nonperforming assets include other real estate owned which decreased by $50,000 from December 31, 2013. During the first three months of 2014, we sold two real estate lots for $50,000.  The balance at March 31, 2014 includes four commercial properties totaling $1.1 million and two residential properties totaling $64,000.  All of these properties are located in the Upstate of South Carolina.  We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2014.

At March 31, 2014 and 2013, the allowance for loan losses represented 120.99% and 148.55% of the total amount of nonperforming loans, respectively.  A significant portion, or 93%, of nonperforming loans at March 31, 2014 is secured by real estate.  Our nonperforming loans have been written down to approximately 67% of their original nonperforming balance.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $10.7 million as of March 31, 2014 to be adequate.

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

In addition, at March 31, 2014, 80.6% of our loans are collateralized by real estate and 86.1% of our impaired loans are secured by real estate.  The Company utilizes third party appraisers to determine the fair value of collateral dependent loans.  Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation.  Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment.  As of March 31, 2014, we do not have any impaired real estate loans carried at a value in excess of the appraised value.  We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

As of March 31, 2014, impaired loans totaled $16.4 million for which $13.4 million of these loans have a reserve of approximately $5.1 million allocated in the allowance.  During the first three months of 2014, the average recorded investment in impaired loans was approximately $16.5 million.  Comparatively, impaired loans totaled $16.4 million at December 31, 2013, and $14.1 million of these loans had a reserve of approximately $4.7 million allocated in the allowance.  During 2013, the average recorded investment in impaired loans was approximately $16.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2014, we determined that we had loans totaling $12.9 million, that we considered TDRs.  As of December 31, 2013, we had loans totaling $13.0 million, that we considered TDRs.

Allowance for Loan Losses

The allowance for loan losses was $10.7 million and $9.4 million at March 31, 2014 and 2013, respectively, or 1.38% and 1.41% of outstanding loans, respectively.  At December 31, 2013, our allowance for loan losses was $10.2 million, or 1.39% of outstanding loans, and we had net loans charged-off of $2.4 million for the year ended December 31, 2013.

During the three months ended March 31, 2014, we charged-off $512,000 of loans and recorded $12,000 of recoveries on loans previously charged-off, for net charge-offs of $500,000, or 0.27% of average loans, annualized.  Comparatively, we charged-off $944,000 million of loans and recorded $95,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $849,000, or 0.52% of average loans, annualized, for the first three months of 2013.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended March 31,		Year ended
(dollars in thousands)	2014	2013	December 31, 2013
Balance, beginning of period	$ 10,213	9,091	9,091
Provision	1,000	1,125	3,475
Loan charge-offs	(512)	(944)	(2,478)
Loan recoveries	12	95	125
Net loan charge-offs	(500)	(849)	(2,353)
Balance, end of period	$ 10,713	9,367	10,213

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

Our retail deposits represented $661.0 million, or 91.5%, of total deposits at March 31, 2014, while our out-of-market, or brokered, deposits represented $61.4 million, or 8.5%, of total deposits.  At December 31, 2013, retail deposits represented $617.0 million, or 90.7%, of our total deposits and brokered CDs were $63.3 million, representing 9.3% of our total deposits.  Of the $44.0 million increase in retail deposits during the first three months of 2014, $25.3 million is related to the Greenville market, $9.0 million is related the Columbia market, and $9.8 million is related to the Charleston market.  Our loan-to-deposit ratio was 108% at March 31, 2014 and December 31, 2013.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$101,776	-%	85,380	-%
Interest bearing demand deposits	150,936	0.16%	160,051	0.32%
Money market accounts	155,660	0.31%	112,377	0.29%
Savings accounts	7,189	0.09%	6,202	0.10%
Time deposits less than $100,000	69,753	0.73%	78,492	0.96%
Time deposits greater than $100,000	203,495	0.75%	144,402	1.16%
Total deposits	$688,809	0.40%	586,904	0.56%

During the twelve months ended March 31, 2014, our average transaction account balances increased by $51.6 million, or 14.2%, from the three months ended March 31, 2013.  In addition, our average time deposit balances increased by $50.4 million, or 22.6%, during the 2014 period, due primarily to a $49.7 million increase in average brokered deposits.  In addition, during the past 12 months, we have continued to reduce the rates we pay on our interest-bearing deposits, as these deposits repriced; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $519.9 million and $481.8 million at March 31, 2014 and December 31, 2013, respectively. Included in time deposits of $100,000 or more at March 31, 2014 is $44.2 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.59%.

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2014 was as follows:

(dollars in thousands)	March 31, 2014
Three months or less	$ 27,683
Over three through six months	27,298
Over six through twelve months	62,700
Over twelve months	84,868
Total	$202,549

At March 31, 2014, the Company had $124.1 million in FHLB advances and other borrowings. Of the $124.1 million, FHLB advances represented $103.5 million, securities sold under structured agreements to repurchase represented $19.2 million, and a line of credit represented $1.4 million. During the first three months of 2014, we restructured five FHLB advances totaling $59.5 million.  In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance will not change by more than 10% from the present value of the cash flows of the original advances.  Therefore, the modified FHLB advance is considered to be a restructuring and no gain or loss was recorded in the transaction.  The original FHLB advances had a weighted rate of 2.31% and an average remaining life of 40 months.  Under the modified arrangement, the $59.5 million in FHLB advances have a weighted average rate of 2.22% and an average remaining life of 43 months.

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

At March 31, 2014 and December 31, 2013, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $42.5 million and $39.2 million, or 4.5% and 4.4% of total assets, respectively.  Our investment securities at March 31, 2014 and December 31, 2013 amounted to $74.7 million and $73.6 million, or 8.0% and 8.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 32% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 44% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at March 31, 2014.

We are also a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.  The unused borrowing capacity currently available from the FHLB at March 31, 2014 was $75.5 million, based on the Bank’s $5.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs.  However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at March 31, 2014 was $69.8 million.  At December 31, 2013, total shareholders’ equity was $65.7 million.  The $4.1 million increase from December 31, 2013 is primarily related to the $6.2 million proceeds from the issuance of 475,000 shares of common stock in a private placement and net income of $1.3 million, partially offset by the repurchase of 4,057 shares of preferred stock for $4.1 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the three months ended March 31, 2014 and the year ended December 31, 2013.  Since our inception, we have not paid cash dividends.

	March 31, 2014	December 31, 2013
Return on average assets	0.56%	0.61%
Return on average equity	7.35%	7.88%
Return on average common equity	7.58%	8.81%
Average equity to average assets ratio	7.65%	7.74%
Tangible common equity to assets ratio	6.25%	5.65%

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

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.    As of March 31, 2014, our capital ratios exceed those required to be well-capitalized.

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, such as the Company, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules begin to phase in on January 1, 2015 for covered banking organizations such as the Company and the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2014
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 92,085	11.97%	61,538	8.0%	76,922	10.0%
Tier 1 Capital (to risk weighted assets)	82,456	10.72%	30,769	4.0%	46,153	6.0%
Tier 1 Capital (to average assets)	82,456	9.17%	35,987	4.0%	44,983	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2014
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$92,983	12.09%	61,538	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	83,354	10.84%	30,769	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	83,354	9.24%	36,066	4.0%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2014, unfunded commitments to extend credit were $161.9 million, of which $51.7 million was at fixed rates and $110.3 million was at variable rates.  At December 31, 2013, unfunded commitments to extend credit were $138.7 million, of which approximately $32.6 million was at fixed rates and $106.1 million was at variable rates.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2014 and December 31, 2013, there was a $3.2 million and $3.0 million, respectively, commitment under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates.  Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant.  However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements.  Therefore, management’s assumptions may or may not prove valid.  No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions.  In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	13.35%
Up 200 basis points	7.74%
Up 100 basis points	3.44%
Base	-
Down 100 basis points	(5.22)%
Down 200 basis points	(9.26)%
Down 300 basis points	(11.58)%

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2013, as filed in our Annual Report on Form 10-K.

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

ACCOUNTING, REPORTING, AND REGULATORY MATTERS

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure.  The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities.  Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 5, 2014	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2014	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Form of Securities Purchase Agreement by and among Southern First Bancshares, Inc. and the other signatories thereto, dated as of January 27, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2014).

10.2

Form of Registration Rights Agreement by and among Southern First Banchsares, Inc. and the other signatories thereto, dated as of January 27, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2014).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.