Form 10-Q
period 2014-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2014-08-04
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,829,514 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 31, 2014.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2014 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 14,663	12,361
Interest-bearing deposits with banks	18,458	18,301
Federal funds sold	8,004	8,541
Total cash and cash equivalents	41,125	39,203
Investment securities:
Investment securities available for sale	58,718	67,440
Other investments	5,960	6,116
Total investment securities	64,678	73,556
Mortgage Loans Held for Sale	7,189	3,611
Loans	812,833	733,656
Less allowance for loan losses	(11,103)	(10,213)
Loans, net	801,730	723,443
Bank owned life insurance	21,712	21,383
Property and equipment, net	20,692	19,827
Deferred income taxes	5,104	4,938
Other assets	4,859	4,870
Total assets	$967,089	890,831
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$747,369	680,319
Federal Home Loan Bank advances and other borrowings	127,100	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	7,331	7,344
Total liabilities	895,203	825,166
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 11,242 and 15,299 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	11,242	15,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,829,514 and 4,319,750 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	48	43
Nonvested restricted stock	(565)	(636)
Additional paid-in capital	50,066	43,585
Accumulated other comprehensive loss	(9)	(1,348)
Retained earnings	11,104	8,722
Total shareholders’ equity	71,886	65,665
Total liabilities and shareholders’ equity	$967,089	890,831

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2014	2013	2014	2013
Interest income
Loans	$ 9,309	8,468	18,127	16,733
Investment securities	465	426	977	890
Federal funds sold	16	18	30	32
Total interest income	9,790	8,912	19,134	17,655
Interest expense
Deposits	696	724	1,376	1,530
Borrowings	1,024	1,058	2,044	2,117
Total interest expense	1,720	1,782	3,420	3,647
Net interest income	8,070	7,130	15,714	14,008
Provision for loan losses	950	750	1,950	1,875
Net interest income after provision for loan losses	7,120	6,380	13,764	12,133
Noninterest income
Loan fee income	613	267	955	526
Service fees on deposit accounts	231	204	445	428
Income from bank owned life insurance	167	158	329	318
Gain on sale of investment securities	230	-	230	-
Other income	277	249	529	488
Total noninterest income	1,518	878	2,488	1,760
Noninterest expenses
Compensation and benefits	3,514	3,018	6,925	5,970
Occupancy	730	744	1,457	1,452
Real estate owned activity	12	(14)	25	5
Data processing and related costs	622	594	1,216	1,170
Insurance	203	201	395	441
Marketing	197	218	398	404
Professional fees	294	183	517	364
Other	743	357	1,152	725
Total noninterest expenses	6,315	5,301	12,085	10,531
Income before income tax expense	2,323	1,957	4,167	3,362
Income tax expense	757	657	1,351	1,100
Net income	1,566	1,300	2,816	2,262
Preferred stock dividend	253	191	445	389
Redemption of preferred stock	-	-	-	20
Net income available to common shareholders	$ 1,313	1,109	2,371	1,893
Earnings per common share
Basic	$ 0.28	0.26	0.51	0.44
Diluted	$ 0.26	0.25	0.48	0.43
Weighted average common shares outstanding
Basic	4,763,407	4,269,097	4,686,748	4,265,714
Diluted	5,036,553	4,423,141	4,957,000	4,397,233

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$ 1,566	1,300	2,816	2,262
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	1,093	(2,415)	2,259	(2,730)
Tax (expense) benefit	(371)	821	(768)	929
Reclassification to realized gain	(230)	-	(230)	-
Tax expense	78	-	78	-
Other comprehensive income (loss)	570	(1,594)	1,339	(1,801)
Comprehensive income (loss)	$ 2,136	(294)	4,155	461

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2012	4,247,404	$43	16,299	$16,299	$(160)	$42,396	$1,178	$4,369	$64,125
Net income	-	-	-	-	-	-	-	2,262	2,262
Preferred stock transactions:
Redemption of preferred stock			(1,000)	(1,000)				20	(980)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(396)	(396)
Proceeds from exercise of stock options	19,533	-	-	-	-	121	-	-	121
Issuance of restricted stock	2,500	-	-	-	(24)	24	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(7)	(7)
Amortization of deferred compensation on restricted stock	-	-	-	-	28	-	-	-	28
Compensation expense related to stock options, net of tax	-	-	-	-	-	210	-	-	210
Other comprehensive loss	-	-	-	-	-	-	(1,801)	-	(1,801)
June 30, 2013	4,269,437	$43	15,299	$15,299	$(156)	$42,751	$(623)	$6,248	$63,562
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$43,585	$(1,348)	$8,722	$65,665
Net income	-	-	-	-	-	-	-	2,816	2,816
Preferred stock transactions:
Redemption of preferred stock	-	-	(4,057)	(4,057)	-	-	-	-	(4,057)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(434)	(434)
Issuance of common stock	475,000	5				5,945			5,950
Proceeds from exercise of stock options	32,764	-	-	-	-	287	-	-	287
Issuance of restricted stock	2,000	-	-	-	(27)	27	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	98	-	-	-	98
Compensation expense related to stock options, net of tax	-	-	-	-	-	222	-	-	222
Other comprehensive income	-	-	-	-	-	-	1,339	-	1,339
June 30, 2014	4,829,514	$48	11,242	$11,242	$(565)	$50,066	$(9)	$11,104	$71,886

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2014	2013
Operating activities
Net income	$ 2,816	2,262
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,950	1,875
Depreciation and other amortization	591	596
Accretion and amortization of securities discounts and premium, net	200	380
Gain on sale of investment securities	(230)	-
Gain on sale and write-down of real estate owned	-	(22)
Compensation expense related to stock options and grants	320	238
Increase in cash surrender value of bank owned life insurance	(329)	(318)
Increase in deferred tax asset	(856)	(50)
(Increase) decrease in other assets, net	90	(12)
Decrease in other liabilities, net	(13)	(1,010)
Net cash provided by operating activities	4,539	3,939
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(83,970)	(43,939)
Purchase of property and equipment	(1,456)	(1,834)
Purchase of investment securities:
Available for sale	(2,073)	-
Other	-	(675)
Payments and maturity of investment securities:
Available for sale	2,427	5,429
Other	157	2,353
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of investment securities	10,427	200
Proceeds from sale of real estate owned	75	1,432
Net cash used for investing activities	(74,413)	(39,034)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	67,050	55,773
Decrease in short-term borrowings	-	(13,190)
Increase in other borrowings	3,000	-
Cash dividend on preferred stock	(434)	(396)
Redemption of preferred stock	(4,057)	(980)
Issuance of common stock	5,950	-
Cash in lieu of fractional shares	-	(7)
Proceeds from the exercise of stock options and warrants	287	121
Net cash provided by financing activities	71,796	41,321
Net increase in cash and cash equivalents	1,922	6,226
Cash and cash equivalents at beginning of the period	39,203	29,413
Cash and cash equivalents at end of the period	$41,125	35,639
Supplemental information
Cash paid for
Interest	$ 3,320	4,059
Income taxes	2,207	1,150
Schedule of non-cash transactions
Real estate acquired in settlement of loans	154	1,001
Unrealized gain (loss) on securities, net of income taxes	1,491	(1,801)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 4, 2014. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

NOTE 2 – Preferred and Common Stock

On February 27, 2009, as part of the Capital Purchase Program (“CPP”), the Company entered into a Securities Purchase Agreement with the U.S. Department of the Treasury (the “Treasury”), pursuant to which the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant to purchase 399,970.34 shares of the Company’s common stock (the “Warrant”) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, which increased to a rate of 9% per annum on May 15, 2014. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

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

Since July of 2012, the Company has redeemed shares of its outstanding Series T Preferred Stock with a cumulative par value of $6,057,000, thus reducing the balance to shares with a par value of $11,242,000. The Company will continue to explore options and opportunities to repurchase the remaining Series T Preferred Stock outstanding.

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2014
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,760	11	468	8,303
SBA securities	5,533	-	312	5,221
State and political subdivisions	17,784	535	91	18,228
Mortgage-backed securities	26,655	418	107	26,966
Total investment securities available for sale	$58,732	964	978	58,718

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,756	-	1,001	7,755
SBA securities	5,758	-	487	5,271
State and political subdivisions	23,622	331	583	23,370
Mortgage-backed securities	31,347	246	549	31,044
Total investment securities available for sale	$69,483	577	2,620	67,440

Contractual maturities and yields on our investment securities at June 30, 2014 and December 31, 2013 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							June 30, 2014
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	-	-	987	2.13%	7,316	2.43%	8,303	2.40%
SBA securities	-	-	-	-	-	-	5,221	1.88%	5,221	1.88%
State and political subdivisions	1,495	0.51%	2,508	1.05%	7,657	3.31%	6,568	2.94%	18,228	2.62%
Mortgage-backed securities	-	-	-	-	2,427	1.80%	24,539	2.72%	26,966	2.63%
Total	$1,495	0.51%	2,508	1.05%	11,071	2.86%	43,644	2.59%	58,718	2.52%

							December 31, 2013
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	-	-	956	2.13%	6,799	2.43%	7,755	2.40%
SBA securities	-	-	-	-	-	-	5,271	1.88%	5,271	1.88%
State and political subdivisions	1,507	0.51%	2,114	0.67%	7,398	3.22%	12,351	2.88%	23,370	2.63%
Mortgage-backed securities	-	-	-	-	2,072	1.77%	28,972	2.69%	31,044	2.62%
Total	$1,507	0.51%	2,114	0.67%	10,426	2.82%	53,393	2.61%	67,440	2.54%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2014
	Less than 12 months				12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	-	$ -	$ -	2	$ 7,316	$ 468	2	$ 7,316	$ 468
SBA securities	-	-	-	2	5,221	312	2	5,221	312
State and political subdivisions	2	762	1	7	3,464	90	9	4,226	91
Mortgage-backed securities	-	-	-	4	8,976	107	4	8,976	107
Total	2	$ 762	$ 1	15	$24,977	$ 977	17	$25,739	$ 978

								December 31, 2013
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	3	$ 7,755	$1,001	-	$ -	$ -	3	$ 7,755	$ 1,001
SBA securities	-	-	-	2	5,271	487	2	5,271	487
State and political subdivisions	22	8,482	364	9	3,705	219	31	12,187	583
Mortgage-backed securities	10	16,146	549	-	-	-	10	16,146	549
Total	35	$32,383	$1,914	11	$8,976	$ 706	46	$41,359	$ 2,620

At June 30, 2014, the Company had two individual investments with a fair market value of $762 thousand that were in an unrealized loss position for less than 12 months and 15 individual investments with a fair market value of $25.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

During the second quarter of 2014, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $10.4 million of our mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $230,000.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2014	December 31, 2013
Federal Home Loan Bank stock	$ 5,458	5,614
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$ 5,960	6,116

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2014 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2014 $21.7 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $5.1 million of securities were pledged to secure client deposits. At December 31, 2013, $22.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $25.0 million of securities were pledged to secure client deposits.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.7 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$187,222	23.0%	$185,129	25.2%
Non-owner occupied RE	175,683	21.6%	166,016	22.6%
Construction	42,753	5.3%	30,906	4.2%
Business	142,357	17.5%	129,687	17.7%
Total commercial loans	548,015	67.4%	511,738	69.7%
Consumer
Real estate	135,988	16.7%	110,590	15.1%
Home equity	87,798	10.8%	78,479	10.7%
Construction	28,122	3.5%	19,888	2.7%
Other	12,910	1.6%	12,961	1.8%
Total consumer loans	264,818	32.6%	221,918	30.3%
Total gross loans, net of deferred fees	812,833	100.0%	733,656	100.0%
Less—allowance for loan losses	(11,103)		(10,213)
Total loans, net	$801,730		$723,443

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

		June 30, 2014
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 21,046	100,259	65,917	187,222
Non-owner occupied RE	50,794	96,678	28,211	175,683
Construction	12,797	16,916	13,040	42,753
Business	74,162	60,459	7,736	142,357
Total commercial loans	158,799	274,312	114,904	548,015
Consumer
Real estate	22,220	36,044	77,724	135,988
Home equity	4,344	28,853	54,601	87,798
Construction	11,194	1,699	15,229	28,122
Other	5,663	5,909	1,338	12,910
Total consumer loans	43,421	72,505	148,892	264,818
Total gross loans, net of deferred fees	$202,220	346,817	263,796	812,833
Loans maturing after one year with:
Fixed interest rates				$440,552
Floating interest rates				170,061

		December 31, 2013
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 26,959	93,377	64,793	185,129
Non-owner occupied RE	45,937	96,891	23,188	166,016
Construction	11,619	13,844	5,443	30,906
Business	63,720	58,780	7,187	129,687
Total commercial loans	148,235	262,892	100,611	511,738
Consumer
Real estate	14,786	34,068	61,736	110,590
Home equity	4,988	26,319	47,172	78,479
Construction	11,749	1,709	6,430	19,888
Other	6,451	5,334	1,176	12,961
Total consumer	37,974	67,430	116,514	221,918
Total gross loan, net of deferred fees	$186,209	330,322	217,125	733,656
Loans maturing after one year with :
Fixed interest rates				$380,476
Floating interest rates				166,971

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				June 30, 2014
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$178,883	159,241	39,713	133,321	511,158
Special mention	5,778	6,814	—	3,589	16,181
Substandard	2,561	9,628	3,040	5,447	20,676
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
	$187,222	175,683	42,753	142,357	548,015

				December 31, 2013
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$176,320	147,378	27,797	120,254	471,749
Special mention	5,563	7,987	—	3,629	17,179
Substandard	3,246	10,651	3,109	5,804	22,810
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
	$185,129	166,016	30,906	129,687	511,738

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				June 30, 2014
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$187,125	169,203	41,005	141,159	538,492
30-59 days past due	—	55	—	169	224
60-89 days past due	97	—	—	—	97
Greater than 90 Days	—	6,425	1,748	1,029	9,202
	$187,222	175,683	42,753	142,357	548,015

				December 31, 2013
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$183,609	161,758	29,992	128,883	504,242
30-59 days past due	791	859	—	44	1,694
60-89 days past due	—	—	—	—	—
Greater than 90 Days	729	3,399	914	760	5,802
	$185,129	166,016	30,906	129,687	511,738

As of June 30, 2014 and December 31, 2013, loans 30 days or more past due represented 1.41% and 1.30% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 1.17% and 1.02% of our total loan portfolio as of June 30, 2014 and December 31, 2013, respectively.

Consumer

We manage a consistent process for assessing consumer loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our categories include Pass, Special Mention, Substandard, and Doubtful, which are defined above. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for loan losses.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				June 30, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$131,515	83,924	28,122	12,470	256,031
Special mention	1,586	3,049	-	338	4,973
Substandard	2,887	825	-	102	3,814
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$135,988	87,798	28,122	12,910	264,818

				December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Pass	$106,693	75,304	19,888	12,641	214,526
Special mention	1,455	2,176	-	212	3,843
Substandard	2,442	999	-	108	3,549
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$110,590	78,479	19,888	12,961	221,918

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				June 30, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$134,409	87,479	28,122	12,909	262,919
30-59 days past due	329	-	-	-	329
60-89 days past due	176	319	-	1	496
Greater than 90 Days	1,074	-	-	-	1,074
	$135,988	87,798	28,122	12,910	264,818

				December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Current	$108,703	78,402	19,888	12,877	219,870
30-59 days past due	806	-	-	84	890
60-89 days past due	467	-	-	-	467
Greater than 90 Days	614	77	-	-	691
	$110,590	78,479	19,888	12,961	221,918

As of June 30, 2014 and December 31, 2013, consumer loans 30 days or more past due were 0.23% and 0.28%, respectively, of total loans.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial
Owner occupied RE	$ 671	1,199
Non-owner occupied RE	3,686	373
Construction	849	914
Business	730	712
Consumer
Real estate	488	76
Home equity	-	77
Construction	-	-
Other	1	3
Nonaccruing troubled debt restructurings	5,871	4,983
Total nonaccrual loans, including nonaccruing TDRs	12,296	8,337
Other real estate owned	1,277	1,198
Total nonperforming assets	$13,573	9,535
Nonperforming assets as a percentage of:
Total assets	1.40%	1.07%
Gross loans	1.67%	1.30%
Total loans over 90 days past due	10,276	6,493
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$ 6,479	8,045

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

		June 30, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,398	1,398	728	171
Non-owner occupied RE	9,555	8,136	6,185	1,914
Construction	4,491	1,749	1,802	194
Business	5,471	4,661	3,259	2,391
Total commercial	20,915	15,944	11,974	4,670
Consumer
Real estate	2,355	2,333	2,017	841
Home equity	160	160	160	160
Construction	-	-	-	-
Other	338	338	124	124
Total consumer	2,853	2,831	2,301	1,125
Total	$23,768	18,775	14,275	5,795

		December 31, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,935	1,935	1,666	333
Non-owner occupied RE	5,957	5,622	6,125	1,441
Construction	4,612	1,870	1,855	246
Business	5,494	4,684	2,807	1,813
Total commercial	17,998	14,111	12,453	3,833
Consumer
Real estate	1,829	1,807	1,447	704
Home equity	239	239	239	188
Construction	-	-	-	-
Other	225	225	4	4
Total consumer	2,293	2,271	1,690	896
Total	$20,291	16,382	14,143	4,729

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended June 30, 2014		Three months ended June 30, 2013
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$ 1,662	2	1,191	4
Non-owner occupied RE	6,646	22	5,715	78
Construction	1,768	-	1,987	16
Business	4,713	42	4,473	57
Total commercial	14,789	66	13,366	155
Consumer
Real estate	2,355	12	1,026	36
Home equity	161	2	726	3
Construction	-	-	-	-
Other	277	3	223	2
Total consumer	2,793	17	1,975	41
Total	$17,582	83	15,341	196

	Six months ended June 30, 2014		Six months ended June 30, 2013		Year ended December 31, 2013
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$ 1,753	3	1,551	7	1,519	47
Non-owner occupied RE	6,305	53	6,198	145	5,932	261
Construction	1,802	14	2,018	26	2,054	57
Business	4,703	83	4,331	86	4,521	189
Total commercial	14,563	153	14,098	264	14,026	554
Consumer
Real estate	2,172	25	239	43	1,186	100
Home equity	187	4	1,012	5	610	8
Construction	-	-	-	-	-	-
Other	260	5	741	4	234	9
Total consumer	2,619	34	1,992	52	2,030	117
Total	$17,182	187	16,090	316	16,056	671

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

The following table summarizes the activity related to our allowance for loan losses by commercial and consumer portfolio segments:

						Six months ended June 30, 2014
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,880	2,633	397	3,329	1,091	644	99	140	10,213
Provision for loan losses	(299)	1,661	29	207	178	100	36	38	1,950
Loan charge-offs	-	(1,084)	-	-	-	(76)	-	(4)	(1,164)
Loan recoveries	-	-	-	103	-	1	-	-	104
Net loan charge-offs	-	(1,084)	-	103	-	(75)	-	(4)	(1,060)
Balance, end of period	$ 1,581	3,210	426	3,639	1,269	669	135	174	11,103
Net charge-offs to average loans (annualized)									0.28%
Allowance for loan losses to gross loans									1.37%
Allowance for loan losses to nonperforming loans									90.30%

						Six months ended June 30, 2013
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,774	1,946	313	3,981	346	540	3	188	9,091
Provision for loan losses	784	6	(26)	535	217	214	66	79	1,875
Loan charge-offs	(386)	(172)	-	(862)	-	(38)	-	(46)	(1,504)
Loan recoveries	2	-	-	90	-	7	-	-	99
Net loan charge-offs	(384)	(172)	-	(772)	-	(31)	-	(46)	(1,405)
Balance, end of period	$ 2,174	1,780	287	3,744	563	723	69	221	9,561
Net charge-offs to average loans (annualized)									0.43%
Allowance for loan losses to gross loans									1.39%
Allowance for loan losses to nonperforming loans									172.48%

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					June 30, 2014
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$4,670	1,125	5,795	15,944	2,831	18,775
Collectively evaluated	4,186	1,122	5,308	532,071	261,987	794,058
Total	$8,856	2,247	11,103	548,015	264,818	812,833

					December 31, 2013
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,833	896	4,729	14,111	2,271	16,382
Collectively evaluated	4,406	1,078	5,484	497,627	219,647	717,274
Total	$8,239	1,974	10,213	511,738	221,918	733,656

NOTE 5 – Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. At June 30, 2014, we had 38 loans totaling $12.4 million and at December 31, 2013 we had 34 loans totaling $13.0 million, which we considered as TDRs. To date, we have restored four commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	1	1	49	49
Construction	-	-	-	-	-	-	-
Business	1	-	-	2	3	371	372
Consumer
Real estate	-	-	1	-	1	116	116
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	2	-	-	-	2	126	126
Total loans	3	-	1	3	7	$662	$663

For the six months ended June 30, 2013
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$ -	$ -
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	6	-	-	-	6	1,144	1,144
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	6	-	-	-	6	$ 1,144	$ 1,144

The following table summarizes loans modified as TDRs for which there was a payment default that occurred during the six months ended June 30, 2014 and 2013 and within 12 months of the restructuring date.

	For the six months ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$ -	-	$ -
Non-owner occupied RE	2	3,357	-	-
Construction	-	-	-	-
Business	1	98	-	-
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	3	$3,455	-	$ -

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

Loans Held for Sale

Loans held for sale include mortgage loans and are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

			June 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	8,303	-	8,303
SBA securities	-	5,221	-	5,221
State and political subdivisions	-	18,228	-	18,228
Mortgage-backed securities	-	26,966	-	26,966
Total assets measured at fair value on a recurring basis	$ -	58,718	-	58,718

			December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	7,755	-	7,755
SBA securities	-	5,271	-	5,271
State and political subdivisions	-	23,370	-	23,370
Mortgage-backed securities	-	31,044	-	31,044
Total assets measured at fair value on a recurring basis	$ -	67,440	-	67,440

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of June 30, 2014. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

			As of June 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	11,850	1,130	12,980
Other real estate owned	-	1,164	113	1,277
Total assets measured at fair value on a nonrecurring basis	$ -	13,014	1,243	14,257

		As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	10,495	1,158	11,653
Other real estate owned	-	1,085	113	1,198
Total assets measured at fair value on a nonrecurring basis	$ -	11,580	1,271	12,851

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

			June 30, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 41,125	41,125	41,125	-	-
Other investments, at cost	5,960	5,960	-	-	5,960
Loans held for sale	7,189	7,189	-	7,189	-
Loans, net	801,730	818,115	-	11,850	806,265
Financial Liabilities:
Deposits	747,369	710,732	-	710,732	-
FHLB and other borrowings	127,100	137,137	-	137,137	-
Junior subordinated debentures	13,403	5,198	-	5,198	-

			December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 39,203	39,203	39,203	-	-
Other investments, at cost	6,116	6,116	-	-	6,116
Loans held for sale	3,611	3,611	-	3,611	-
Loans, net	723,443	732,328	-	10,676	721,652
Financial Liabilities:
Deposits	680,319	643,399	-	643,399	-
FHLB and other borrowings	124,100	135,411	-	135,411	-
Junior subordinated debentures	13,403	5,145	-	5,145	-

NOTE 7 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2014 and 2013. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2014. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2014 and 2013, 114,124 and 47,193 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)		2014	2013	2014	2013
Numerator:
Net income		$1,566	1,300	2,816	$2,262
Less:	Preferred stock dividend	253	191	445	389
Add:	Redemption of preferred stock	-	-	-	20
Net income available to common shareholders		$1,313	1,109	2,371	$1,893
Denominator:
Weighted-average common shares outstanding – basic		4,763,407	4,269,097	4,686,748	4,265,714
Common stock equivalents		273,146	154,044	270,252	131,519
Weighted-average common shares outstanding – diluted		5,036,553	4,423,141	4,957,000	4,397,233
Earnings per common share:
Basic		$ 0.28	0.26	0.51	0.44
Diluted		$ 0.26	0.25	0.48	0.43

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2014 as compared to the three and six month periods ended June 30, 2013 and assesses our financial condition as of June 30, 2014 as compared to December 31, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

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

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. We currently have eight offices located in Greenville, Lexington, Richland, and Charleston Counties of South Carolina. During the second quarter of 2013, we purchased a piece of property for a future full-service office in Mount Pleasant, South Carolina. This office will be our second office in the Charleston, South Carolina market, which is expected to open in August 2014.

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

At June 30, 2014, we had total assets of $967.1 million, an 8.6% increase from total assets of $890.8 million at December 31, 2013. The largest components of our total assets are net loans and securities which were $801.7 million and $64.7 million, respectively, at June 30, 2014. Comparatively, our net loans and securities totaled $723.4 million and $73.6 million, respectively, at December 31, 2013.  Our liabilities and shareholders’ equity at June 30, 2014 totaled $895.2 million and $71.9 million, respectively, compared to liabilities of $825.2 million and shareholders’ equity of $65.7 million at December 31, 2013. The principal component of our liabilities is deposits which were $747.4 million and $680.3 million at June 30, 2014 and December 31, 2013, respectively.

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

Our net income was $1.6 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $266,000, or 20.5%. After our dividend payment to our preferred shareholders, net income to common shareholders was $1.3 million, or diluted earnings per share (“EPS”) of $0.26, for the second quarter of 2014 as compared to net income to common shareholders of $1.1 million, or diluted EPS of $0.25 for the same period in 2013. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Our net income was $2.8 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $554,000, or 24.5%. After our dividend payment to our preferred shareholders, net income to common shareholders was $2.4 million, or diluted EPS of $0.48, for the six months ended June 30, 2014 as compared to net income to common shareholders of $1.9 million, or diluted EPS of $0.43 for the same period in 2013.

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

Effect of Economic Trends

Markets in the United States and elsewhere have experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weaker economic conditions are expected to continue throughout 2014. Financial institutions likely will continue to experience credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures.  In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and may continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended June 30, 2014 our net interest income was $8.1 million, a 13.2% increase over net interest income of $7.1 million for the same period in 2013. In comparison, our average earning assets increased 14.1%, or $110.2 million, during the second quarter of 2014 compared to the second quarter of 2013, while our interest bearing liabilities increased by $73.1 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, partially offset by a decrease in investment securities and federal funds sold, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits, offset in part by a decrease in FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2014 and 2013. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$ 23,367	$ 16	0.27%	$ 29,043	$ 18	0.25%
Investment securities, taxable	49,519	324	2.62%	55,535	270	1.95%
Investment securities, nontaxable (2)	22,019	227	4.14%	24,619	252	4.10%
Loans	798,410	9,309	4.68%	673,930	8,468	5.04%
Total interest-earning assets	893,315	9,876	4.43%	783,127	9,008	4.61%
Noninterest-earning assets	49,062			45,932
Total assets	$942,377			$829,059
Interest-bearing liabilities
NOW accounts	$143,972	52	0.14%	$153,025	99	0.26%
Savings & money market	186,409	146	0.31%	148,530	121	0.33%
Time deposits	272,178	498	0.73%	223,195	504	0.91%
Total interest-bearing deposits	602,559	696	0.46%	524,750	724	0.55%
FHLB advances and other borrowings	125,434	944	3.02%	130,126	971	2.99%
Junior subordinated debentures	13,403	80	2.39%	13,403	87	2.60%
Total interest-bearing liabilities	741,396	1,720	0.93%	668,279	1,782	1.07%
Noninterest-bearing liabilities	129,572			95,849
Shareholders’ equity	71,409			64,931
Total liabilities and shareholders’ equity	$942,377			$829,059
Net interest spread			3.50%			3.54%
Net interest income (tax equivalent) / margin		$8,156	3.66%		$7,226	3.70%
Less: tax-equivalent adjustment (2)		86			96
Net interest income		$8,070			$7,130

(1)

Annualized for the three month period.

(2)

The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.66% for the three months ended June 30, 2014 compared to 3.70% for the second quarter of 2013. The decrease in net interest margin as compared to the same period in 2013, was driven primarily by an 18 basis point reduction in the yield of our interest-earning assets, offset in part by a 14 basis point reduction in the cost of our interest-bearing liabilities.

Our interest-earning assets increased by $110.2 million during the second quarter of 2014 as compared to the same quarter in 2013, while the yield on these assets decreased by 18 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past. Our average loan balances increased by $124.5 million as of the second quarter of 2014, compared to the same period in 2013, while our loan yield decreased by 36 basis points during the same period.

While our interest-bearing liabilities increased by $73.1 million during the second quarter of 2014 as compared to the second quarter of 2013, our interest expense decreased by $62,000 due to a 14 basis point decline in the rate paid on these liabilities. During the past 12 months, we have continued to reduce rates on all of our deposit products as the Federal funds target rate has remained at a historical low. Consequently, the cost of our interest bearing deposits decreased 9 basis points from the second quarter of 2013. However, we do not anticipate this trend to continue for our deposit rates. As these rates are currently at historically low rates, we do not anticipate further significant reductions in the rates on our deposits or FHLB advances and other borrowings in the future.

Our net interest spread was 3.50% for the three months ended June 30, 2014 compared to 3.54% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 18 basis point reduction in yield on our earning assets, partially offset by a 14 basis point decline in rate on our interest-bearing liabilities, resulted in a 4 basis point decrease in our net interest spread for the 2014 period.

	For the Six Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$ 24,184	$ 30	0.25%	$ 26,239	$ 32	0.25%
Investment securities, taxable	50,001	682	2.75%	58,007	578	2.01%
Investment securities, nontaxable (2)	22,928	477	4.20%	24,850	503	4.08%
Loans	776,144	18,126	4.71%	665,316	16,733	5.07%
Total interest-earning assets	873,257	19,315	4.46%	774,412	17,846	4.65%
Noninterest-earning assets	48,865			45,269
Total assets	$922,122			$819,681
Interest-bearing liabilities
NOW accounts	$147,435	111	0.15%	$156,518	223	0.29%
Savings & money market	174,694	266	0.31%	133,637	202	0.30%
Time deposits	272,710	999	0.74%	223,046	1,105	1.00%
Total interest-bearing deposits	594,839	1,376	0.47%	513,201	1,530	0.60%
Note payable and other borrowings	124,784	1,884	3.04%	134,361	1,944	2.92%
Junior subordinated debentures	13,403	160	2.41%	13,403	173	2.60%
Total interest-bearing liabilities	733,026	3,420	0.94%	660,965	3,647	1.11%
Noninterest-bearing liabilities	118,883			93,908
Shareholders’ equity	70,213			64,808
Total liabilities and shareholders’ equity	$922,122			$819,681
Net interest spread			3.52%			3.54%
Net interest income (tax equivalent) / margin		$15,895	3.67%		$14,199	3.70%
Less: tax-equivalent adjustment (2)		181			191
Net interest income		$15,714			$14,008

(1)

Annualized for the six month period.

(2)

The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.67% for the six months ended June 30, 2014 compared to 3.70% for the six months ended June 30, 2013. The three basis point decrease in net interest margin during the six months ended June 30, 2014 was driven primarily by a 19 basis point reduction in the yield on our interest-earning assets, partially offset by 17 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2013.

During the first six months of 2014, our average interest-earning assets increased by $98.8 million as compared to the same period in 2013; however, the yield on our interest-earning assets declined by 19 basis points during 2014. The increase in interest-earning assets was driven by a $110.8 million increase in average loans, partially offset by a $9.9 million decrease in average investment securities, while the decline in yield on interest earning assets was driven primarily by reduced yields on our loan portfolio.

In addition, our average interest-bearing liabilities increased by $72.1 million during the six month period ended June 30, 2014 as compared to the same period in 2013, while the cost of our interest-bearing liabilities declined by 17 basis points.

Our net interest spread was 3.52% for the six months ended June 30, 2014 compared to 3.53% for the same period in 2013. The 19 basis point reduction in yield on our earning assets, partially offset by a 17 basis point decline in rate on our interest-bearing liabilities, resulted in a slight decrease in our net interest spread for the 2014 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2014 vs. 2013				June 30, 2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,553	(601)	(111)	841	830	(349)	(36)	445
Investment securities	(45)	94	(10)	39	22	(82)	(4)	(64)
Federal funds sold	(3)	1	-	(2)	(2)	(1)	-	(3)
Total interest income	1,505	(506)	(121)	878	850	(432)	(40)	378
Interest expense
Deposits	243	(230)	(41)	(28)	103	(377)	(39)	(313)
Note payable and other	(38)	11	-	(27)	60	(109)	(7)	(56)
Junior subordinated debt	-	(7)	-	(7)	-	(5)	-	(5)
Total interest expense	205	(226)	(41)	(62)	163	(491)	(46)	(374)
Net interest income	$1,300	(280)	(80)	940	687	59	6	752

Net interest income, the largest component of our income, was $8.1 million for the three month period ended June 30, 2014 and $7.1 million for the three months ended June 30, 2013, a $940,000, or 13.2% increase during the second quarter of 2014. The increase in net interest income is due to an $878,000 increase in interest income, combined with a $62,000 decrease in interest expense. Driving the increase in interest income during the 2014 period was a $110.2 million increase in average earning assets compared to the second quarter of 2013.

	Six Months Ended
	June 30, 2014 vs. 2013				June 30, 2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	2,773	(1,182)	(197)	1,394	$1,604	(802)	(78)	724
Investment securities	(112)	226	(27)	87	(66)	(97)	6	(157)
Federal funds sold	(2)	-	-	(2)	(2)	(1)	-	(3)
Total interest income	2,659	(956)	(224)	1,479	1,536	(900)	(72)	564
Interest expense
Deposits	16	(169)	(1)	(154)	165	(870)	(64)	(769)
Note payable and other	(128)	74	(6)	(60)	206	(327)	(31)	(152)
Junior subordinated debt	-	(13)	-	(13)	-	(15)	-	(15)
Total interest expense	(112)	(108)	(7)	(227)	371	(1,212)	(95)	(936)
Net interest income	2,771	(848)	(217)	1,706	$1,165	312	23	1,500

Net interest income for the six months ended June 30, 2014 was $15.7 million compared to $14.0 million for the first six months ended June 30, 2013, a $1.7 million, or 12.2% increase during the first six months of 2014 compared to the same period in 2013. The increase in net interest income is due to a $1.5 million increase in interest income, combined with a $227,000 decrease in interest expense. The $98.8 million increase in average earning assets during the six months ended June 30, 2014 as compared to six months ended June 30, 2013 was the primary driver of the increase in net interest income during the 2014 period.

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

For the three months ended June 30, 2014 and 2013, we incurred a noncash expense related to the provision for loan losses of $950,000 and $750,000, respectively, resulting in an allowance for loan losses of $11.1 million and

$9.6 million for the 2014 and 2013 periods, respectively. The increased provision for loan losses during the 2014 period relates primarily to the growth of our loan portfolio, in addition to the $560,000 of net charge-offs during the second quarter of 2014.  The $11.1 million allowance represented 1.37% of gross loans at June 30, 2014 while the $9.6 million allowance was 1.39% of gross loans at June 30, 2013.

During the past twelve months, our loan balances increased by $127.2 million and our total nonperforming loans increased by $6.8 million; however, the amount of our classified loans declined from 34% at June 30, 2013 to 26% at June 30, 2014. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Loan fee income	$ 613	267	955	526
Service fees on deposit accounts	231	204	445	428
Income from bank owned life insurance	167	158	329	318
Gain on sale of investment securities	230	-	230	-
Other income	277	249	529	488
Total noninterest income	$ 1,518	878	2,488	1,760

Noninterest income increased $640,000, or 72.9%, for the second quarter of 2014 as compared to the same period in 2013. Excluding the $230,000 gain on sale of investment securities, noninterest income increased $410,000, or 46.7%, during the 2014 period. The increase in total noninterest income during the three months ended June 30, 2014 resulted primarily from the following:

•

Loan fee income increased $346,000, or 129.6%, resulting primarily from increased mortgage origination fee income which totaled $576,000 for the most recent three months.

•

Service fees on deposit accounts increased $27,000, or 13.2%, primarily related to additional income from service charges on our checking, money market, and savings accounts.

•

Other income increased by $28,000, or 11.2%, due primarily to increased income received from ATM and debit card transactions which is driven by the volume of these transactions. Partially offsetting these increases was a $19,000 decrease in ACH processing fees related primarily to one client account.

Noninterest income increased $728,000, or 41.4%, during the six months ended June 30, 2014 as compared to the same period in 2013. Excluding the $230,000 gain on sale of investment securities, noninterest income increased $498,000, or 28.3%, during the 2014 period. The increase in total noninterest income during the six months ended June 30, 2014 resulted primarily from a $429,000 increase in loan fee income, an increase of $17,000 in service fees on deposit accounts, an $11,000 increase in income from bank owned life insurance, and a $41,000 increase in other income which consists primarily of income from ATM and debit card transactions and rent income from tenants at our Cayce, South Carolina office.

In accordance with the requirements set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $169,000 and $137,000 for the three months ended June 30, 2014 and 2013, respectively, and $311,000 and $256,000 for the six months ended June 30, 2014 and 2013, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Compensation and benefits	$3,514	3,018	6,925	5,970
Occupancy	730	744	1,457	1,452
Real estate owned activity	12	(14)	25	5
Data processing and related costs	622	594	1,216	1,170
Insurance	203	201	395	441
Marketing	197	218	398	404
Professional fees	294	183	517	364
Other	743	357	1,152	725
Total noninterest expense	$6,315	5,301	12,085	10,531

Noninterest expense was $6.3 million for the three months ended June 30, 2014, a $1.0 million, or 19.1%, increase from noninterest expense of $5.3 million for the three months ended June 30, 2013.

The increase in total noninterest expenses resulted primarily from the following:

•

Compensation and benefits expense increased $496,000, or 16.4%, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $351,000 driven by the cost of 13 additional employees, seven of which were hired in relation to the expansion of our mortgage operations, with the remainder being hired to support our retail clients in both the loan and deposit areas, combined with annual company-wide salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $35,000, while benefit expenses increased by $118,000 during the same period, compared to the second quarter of the prior year.

•

Real estate owned expenses increased $26,000 during the first six months of 2014 due primarily to $17,000 of income recorded from the gain on sale of property during the prior year.

•

Data processing and related costs increased 4.7%, or $28,000, primarily related to increased ATM and debit card network fees, as well as increased courier fees for services we provide to our clients.

•

Professional fees increased $111,000, or 60.7%, driven primarily by increased legal fees related to a specific litigation issue.

•

Other expenses increased by $386,000, or 108.1%, primarily related to increased travel and entertainment expenses, collection costs, and a one-time $250,000 litigation settlement expense.

Partially offsetting these increases in noninterest expense was a $14,000 decrease in occupancy expense primarily related to lower depreciation expense during the 2014 period, combined with a $21,000, or 9.6%, decrease in marketing expenses.

Our efficiency ratio, excluding gains on sale of investment securities and real estate owned activity, was 67.4% for the second quarter of 2014 compared to 66.4% for the same period in 2013. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The slight increase in the efficiency ratio during the 2014 period relates primarily to the increase in noninterest expenses as compared to the prior year.

Noninterest expense for the six months ended June 30, 2014 increased 14.8%, or $1.6 million, as compared to the six months ended June 30, 2013. The increase relates primarily to the $955,000 increase in compensation and benefits expense, $20,000 in real estate owned expenses, $46,000 in data processing and related costs, $153,000 in professional fees, and $427,000 in other expenses. Partially offsetting the increases in noninterest expense was a decrease of $46,000 in insurance expenses.

We incurred income tax expense of $757,000 for the three months ended June 30, 2014 as compared to $657,000 during the same period in 2013. Income tax expense for the six months ended June 30, 2014 was $1.4 million as compared to $1.1 million for the same period of 2013. Our effective tax rate was 32.4% and 32.7% for the six months ended June 30, 2014 and 2013, respectively. The increase in income tax expense during the 2014 periods is primarily a result of the increase in our net income during the respective periods.

BALANCE SHEET REVIEW

Investment Securities

At June 30, 2014, the $64.7 million in our investment securities portfolio represented approximately 6.7% of our total assets. We held investment securities with a fair value and amortized cost of $58.7 million with an unrealized loss of $14,000. At December 31, 2013, the $73.6 million in our investment securities portfolio represented approximately 8.3% of our total assets. At December 31, 2013, we held investment securities with a fair value of $67.4 million and an amortized cost of $69.5 million for an unrealized loss of $2.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2014 and 2013 were $776.1 million and $665.3 million, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2014 and December 31, 2013 were $812.8 and $733.7 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2014, our loan portfolio included $657.6 million, or 80.9%, of real estate loans. As of December 31, 2013, real estate loans made up 80.6% of our loan portfolio and totaled $591.0 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $87.8 million as of June 30, 2014, of which approximately 38% were in a first lien position, while the remaining balance was second liens, compared to $78.5 million as of December 31, 2013, with approximately 37% in first lien positions.  The average loan had a balance of approximately $87,000 and a loan to value of 71% as of June 30, 2014, compared to an average loan balance of $105,000 and a loan to value of approximately 67% as of December 31, 2013. Further, 0.36% and 0.10% of our total home equity lines of credit were over 30 days past due as of June 30, 2014 and December 31, 2013, respectively.

Following is a summary of our loan composition at June 30, 2014 and December 31, 2013. Of the $79.2 million in loan growth during 2014, $33.5 million was originated in the Greenville market, $18.7 million originated in the Columbia market, and $27.0 million originated in the Charleston market. In addition, $66.6 million of the increase was in loans secured by real estate, and $12.6 million in commercial business or consumer loans.

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$187,222	23.0%	$185,129	25.2%
Non-owner occupied RE	175,683	21.6%	166,016	22.6%
Construction	42,753	5.3%	30,906	4.2%
Business	142,357	17.5%	129,687	17.7%
Total commercial loans	548,015	67.4%	511,738	69.7%
Consumer
Real estate	135,988	16.7%	110,590	15.1%
Home equity	87,798	10.8%	78,479	10.7%
Construction	28,122	3.5%	19,888	2.7%
Other	12,910	1.6%	12,961	1.8%
Total consumer loans	264,818	32.6%	221,918	30.3%
Total gross loans, net of deferred fees	812,833	100.0%	733,656	100.0%
Less—allowance for loan losses	(11,103)		(10,213)
Total loans, net	$801,730		$723,443

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of June 30, 2014 and December 31, 2013, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial	$ 5,936	3,198
Consumer	489	156
Nonaccruing troubled debt restructurings	5,871	4,983
Total nonaccrual loans	12,296	8,337
Other real estate owned	1,277	1,198
Total nonperforming assets	$13,573	9,535
Accruing troubled debt restructurings	$ 6,479	8,045

At June 30, 2014, nonperforming assets were $13.6 million, or 1.40% of total assets and 1.67% of gross loans. Comparatively, nonperforming assets were $9.5 million, or 1.07% of total assets and 1.30% of gross loans at December 31, 2013. Nonaccrual loans increased $4.0 million to $12.3 million at June 30, 2014 from $8.3 million at December 31, 2013. Nonaccrual loans at June 30, 2014 include nine loans, or six relationships, which were put on nonaccrual status during the first six months of 2014. In addition, during the first six months of 2014, three nonaccrual loans were returned to accrual status, two nonaccrual loans were either fully or partially charged-off, and one nonaccrual loan was moved to other real estate owned. The amount of foregone interest income on the nonaccrual loans in the first six months of 2014 and 2013 was approximately $314,000 and $395,000, respectively.

Nonperforming assets include other real estate owned which increased by $79,000 from December 31, 2013. During the first six months of 2014, we added one commercial property for $154,000 and sold three real estate lots for $75,000. The balance at June 30, 2014 includes five commercial properties totaling $1.2 million and two residential properties totaling $64,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2014.

At June 30, 2014 and 2013, the allowance for loan losses represented 90.3% and 172.5% of the total amount of nonperforming loans, respectively. A significant portion, or 95%, of nonperforming loans at June 30, 2014 is secured by real estate. Our nonperforming loans have been written down to approximately 71% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $11.1 million as of June 30, 2014 to be adequate.

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

In addition, at June 30, 2014, 80.9% of our loans are collateralized by real estate and 87.2% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans.  Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2014, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

As of June 30, 2014, impaired loans totaled $18.8 million for which $14.3 million of these loans have a reserve of approximately $5.8 million allocated in the allowance. During the first six months of 2014, the average recorded investment in impaired loans was approximately $17.2 million. Comparatively, impaired loans totaled $16.4 million at December 31, 2013, and $14.1 million of these loans had a reserve of approximately $4.7 million allocated in the allowance. During 2013, the average recorded investment in impaired loans was approximately $16.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2014, we determined that we had loans totaling $12.4 million, that we considered TDRs. As of December 31, 2013, we had loans totaling $13.0 million, that we considered TDRs.

Allowance for Loan Losses

The allowance for loan losses was $11.1 million and $9.6 million at June 30, 2014 and 2013, respectively, or 1.37% and 1.39% of outstanding loans, respectively. At December 31, 2013, our allowance for loan losses was $10.2 million, or 1.39% of outstanding loans, and we had net loans charged-off of $2.4 million for the year ended December 31, 2013.

During the six months ended June 30, 2014, we charged-off $1.2 million of loans and recorded $104,000 of recoveries on loans previously charged-off, for net charge-offs of $1.1 million, or 0.28% of average loans, annualized. Comparatively, we charged-off $1.5 million of loans and recorded $99,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.4 million, or 0.43% of average loans, annualized, for the first six months of 2013.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended June 30,		Year ended December 31,
(dollars in thousands)	2014	2013	2013
Balance, beginning of period	$ 10,213	9,091	9,091
Provision	1,950	1,875	3,475
Loan charge-offs	(1,164)	(1,504)	(2,478)
Loan recoveries	104	99	125
Net loan charge-offs	(1,060)	(1,405)	(2,353)
Balance, end of period	$ 11,103	9,561	10,213

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

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Non-interest bearing	$ 123,548	101,971
Interest bearing:
NOW accounts	146,515	153,376
Money market accounts	192,706	151,759
Savings	7,775	6,671
Time, less than $100,000	65,669	68,190
Time and out-of-market deposits, $100,000 and over	211,156	198,352
Total deposits	$ 747,369	680,319

Our retail deposits represented $681.3 million, or 91.2%, of total deposits at June 30, 2014, while our out-of-market, or brokered, deposits represented $66.1 million, or 8.8%, of total deposits. At December 31, 2013, retail deposits represented $617.0 million, or 90.7%, of our total deposits and brokered CDs were $63.3 million, representing 9.3% of our total deposits. Of the $64.3 million increase in retail deposits during the first six months of 2014, $30.6 million is related to the Greenville market, $11.2 million is related the Columbia market, and $22.5 million is related to the Charleston market. Our loan-to-deposit ratio was 109% at June 30, 2014 and 108% at December 31, 2013.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$112,178	-%	87,496	-%
Interest bearing demand deposits	147,435	0.15%	156,518	0.29%
Money market accounts	167,251	0.32%	127,380	0.32%
Savings accounts	7,443	0.09%	6,257	0.09%
Time deposits less than $100,000	68,445	0.72%	74,526	0.90%
Time deposits greater than $100,000	204,265	0.75%	148,520	1.05%
Total deposits	$707,017	0.39%	600,697	0.51%

During the six months ended June 30, 2014, our average transaction account balances increased by $56.7 million, or 15.0%, from the six months ended June 30, 2013. In addition, our average time deposit balances increased by $49.7 million, or 22.3%, during the 2014 period, due primarily to a $43.1 million increase in average brokered deposits. In addition, during the past 12 months, we have continued to reduce the rates we pay on our interest-bearing deposits, as these deposits repriced; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $536.2 million and $482.0 million at June 30, 2014 and December 31, 2013, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2014 was as follows:

(dollars in thousands)	June 30, 2014
Three months or less	$ 27,701
Over three through six months	44,983
Over six through twelve months	76,496
Over twelve months	61,976
Total	$211,156

At June 30, 2014, the Company had $127.1 million in FHLB advances and other borrowings. Of the $127.1 million, FHLB advances represented $103.5 million, securities sold under structured agreements to repurchase represented $19.2 million, and a line of credit represented $4.4 million. During the first six months of 2014, we restructured five FHLB advances totaling $59.5 million.  In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance is considered to be a restructuring and no gain or loss was recorded in the transaction.  The original FHLB advances had a weighted rate of 2.31% and an average remaining life of 40 months.  Under the modified arrangement, the $59.5 million in FHLB advances have a weighted average rate of 2.22% and an average remaining life of 43 months.

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

At June 30, 2014 and December 31, 2013, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $41.1 million and $39.2 million, or 4.3% and 4.4% of total assets, respectively. Our investment securities at June 30, 2014 and December 31, 2013 amounted to $64.7 million and $73.6 million, or 6.7% and 8.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 37% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 9% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at June 30, 2014.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2014 was $68.6 million, based on the Bank’s $5.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity.

In addition, we have a line of credit with another financial institution for $10 million, for which $4.4 million was outstanding at June 30, 2014. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at June 30, 2014 was $71.9 million. At December 31, 2013, total shareholders’ equity was $65.7 million. The $6.2 million increase from December 31, 2013 is primarily related to the $6.0 million net proceeds from the issuance of 475,000 shares of common stock in a private placement, net income of $2.8 million and other comprehensive income of $1.3 million, partially offset by the repurchase of 4,057 shares of preferred stock for $4.1 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the six months ended June 30, 2014 and the year ended December 31, 2013. Since our inception, we have not paid cash dividends.

	June 30, 2014	December 31, 2013
Return on average assets	0.62%	0.61%
Return on average equity	8.09%	7.88%
Return on average common equity	8.19%	8.81%
Average equity to average assets ratio	7.61%	7.74%
Tangible common equity to assets ratio	6.27%	5.65%

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

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of June 30, 2014, our capital ratios exceed those required to be well-capitalized.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2014
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 97,064	12.18%	63,733	8.0%	79,667	10.0%
Tier 1 Capital (to risk weighted assets)	87,092	10.93%	31,867	4.0%	47,800	6.0%
Tier 1 Capital (to average assets)	87,092	9.26%	37,618	4.0%	47,023	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2014
	Actual		For capital adequacy purposes; minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$94,867	11.91%	63,733	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	84,895	10.66%	31,867	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	84,895	9.01%	37,695	4.0%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2014, unfunded commitments to extend credit were $159.6 million, of which $49.7 million was at fixed rates and $109.9 million was at variable rates. At December 31, 2013, unfunded commitments to extend credit were $138.7 million, of which approximately $32.6 million was at fixed rates and $106.1 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2014 and December 31, 2013, there was a $3.5 million and $3.0 million, respectively, commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	11.67%
Up 200 basis points	6.50%
Up 100 basis points	2.77%
Base	-
Down 100 basis points	(4.57)%
Down 200 basis points	(8.30)%
Down 300 basis points	(10.73)%

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

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to OREO. In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 4, 2014	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2014	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Loan Agreement dated as of June 6, 2014 by and between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2014).

10.2

Revolving Promissory Note dated as of June 6, 2014 by and between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 9, 2014).

10.3

Stock Pledge Agreement dated as of June 6, 2014 by and between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed June 9, 2014).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.