Form 10-Q
period 2014-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2014-10-31
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 000-27719

d26423_proxy.doc.1.jpg

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,832,014 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 24, 2014.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2014 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 9,113	12,361
Interest-bearing deposits with banks	5,762	18,301
Federal funds sold	43,156	8,541
Total cash and cash equivalents	58,031	39,203
Investment securities:
Investment securities available for sale	56,869	67,440
Other investments	6,522	6,116
Total investment securities	63,391	73,556
Mortgage loans held for sale	9,372	3,611
Loans	832,722	733,656
Less allowance for loan losses	(11,305)	(10,213)
Loans, net	821,417	723,443
Bank owned life insurance	21,881	21,383
Property and equipment, net	21,037	19,827
Deferred income taxes	5,211	4,938
Other assets	7,213	4,870
Total assets	$1,007,553	890,831
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$772,760	680,319
Federal Home Loan Bank advances and other borrowings	139,600	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	8,198	7,344
Total liabilities	933,961	825,166
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 11,242 and 15,299 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,242	15,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 4,829,514 and 4,319,750 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	48	43
Nonvested restricted stock	(516)	(636)
Additional paid-in capital	50,166	43,585
Accumulated other comprehensive loss	(26)	(1,348)
Retained earnings	12,678	8,722
Total shareholders’ equity	73,592	65,665
Total liabilities and shareholders’ equity	$1,007,553	890,831

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2014	2013	2014	2013
Interest income
Loans	$ 9,829	8,639	27,956	25,371
Investment securities	400	447	1,378	1,336
Federal funds sold	24	14	54	47
Total interest income	10,253	9,100	29,388	26,754
Interest expense
Deposits	718	673	2,094	2,203
Borrowings	1,044	1,064	3,088	3,180
Total interest expense	1,762	1,737	5,182	5,383
Net interest income	8,491	7,363	24,206	21,371
Provision for loan losses	1,325	775	3,275	2,650
Net interest income after provision for loan losses	7,166	6,588	20,931	18,721
Noninterest income
Loan fee income	861	398	1,816	923
Service fees on deposit accounts	244	207	689	635
Income from bank owned life insurance	169	179	498	498
Gain on sale of investment securities	-	-	230	-
Other income	286	271	815	759
Total noninterest income	1,560	1,055	4,048	2,815
Noninterest expenses
Compensation and benefits	3,459	3,134	10,384	9,104
Occupancy	777	755	2,235	2,206
Real estate owned activity	71	25	96	30
Data processing and related costs	625	611	1,841	1,781
Insurance	209	171	604	612
Marketing	193	171	591	576
Professional fees	207	246	724	609
Other	525	397	1,676	1,122
Total noninterest expenses	6,066	5,510	18,151	16,040
Income before income tax expense	2,660	2,133	6,828	5,496
Income tax expense	834	714	2,185	1,815
Net income	1,826	1,419	4,643	3,681
Preferred stock dividend	253	191	699	580
Redemption of preferred stock	-	-	-	20
Net income available to common shareholders	$1,573	1,228	3,944	3,121
Earnings per common share
Basic	$0.33	$0.29	0.83	0.73
Diluted	$0.31	$0.27	0.79	0.71
Weighted average common shares outstanding
Basic	4,829,514	4,271,652	4,775,791	4,267,693
Diluted	5,046,487	4,490,026	4,984,553	4,428,164

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$ 1,826	1,419	4,643	3,681
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(25)	(251)	2,234	(2,982)
Tax (expense) benefit	8	84	(760)	1,015
Reclassification of realized gain	-	-	(230)	-
Tax expense	-	-	78	-
Other comprehensive income (loss)	(17)	(167)	1,322	(1,967)
Comprehensive income	$ 1,809	1,252	5,965	1,714

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2012	4,247,404	$43	16,299	$16,299	$(160)	$42,396	$1,178	$4,369	$64,125
Net income	-	-	-	-	-	-	-	3,681	3,681
Preferred stock transactions:
Redemption of preferred stock			(1,000)	(1,000)				20	(980)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(587)	(587)
Proceeds from exercise of stock options	23,527	-	-	-	-	152	-	-	152
Issuance of restricted stock	42,500	-	-	-	(552)	552	-	-	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(7)	(7)
Amortization of deferred compensation on restricted stock	-	-	-	-	41	-	-	-	41
Compensation expense related to stock options, net of tax	-	-	-	-	-	318	-	-	318
Other comprehensive loss	-	-	-	-	-	-	(1,967)	-	(1,967)
September 30, 2013	4,313,431	$43	15,299	$15,299	$(671)	$ 43,418	$(789)	$ 7,476	$ 64,776
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$ 43,585	$(1,348)	$ 8,722	$ 65,665
Net income	-	-	-	-	-	-	-	4,643	4,643
Preferred stock transactions:
Redemption of preferred stock	-	-	(4,057)	(4,057)	-	-	-	-	(4,057)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(687)	(687)
Issuance of common stock	475,000	5				5,945			5,950
Proceeds from exercise of stock options	32,764	-	-	-	-	287	-	-	287
Issuance of restricted stock	2,000	-	-	-	(27)	27	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	147	-	-	-	147
Compensation expense related to stock options, net of tax	-	-	-	-	-	322	-	-	322
Other comprehensive income	-	-	-	-	-	-	1,322	-	1,322
September 30, 2014	4,829,514	$48	11,242	$11,242	$(516)	$50,166	$(26)	$12,678	$73,592

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2014	2013
Operating activities
Net income	$ 4,643	3,681
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,275	2,650
Depreciation and other amortization	901	897
Accretion and amortization of securities discounts and premium, net	291	538
Gain on sale of investment securities	(230)	-
(Gain) loss on sale and write-down of real estate owned	33	(15)
Compensation expense related to stock options and grants	469	359
Gain on sale of loans held for sale	(1,700)	(816)
Loans originated and held for sale	(71,733)	(49,871)
Proceeds from sale of loans held for sale	67,672	50,160
Increase in cash surrender value of bank owned life insurance	(498)	(498)
Increase in deferred tax asset	(954)	(44)
(Increase) decrease in other assets, net	8	(47)
Increase in other liabilities, net	854	123
Net cash provided by operating activities	3,031	7,117
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(103,836)	(64,795)
Purchase of property and equipment	(2,111)	(2,043)
Purchase of investment securities:
Available for sale	(2,073)	(3,260)
Other	(900)	(2,025)
Payments and maturity of investment securities:
Available for sale	3,609	7,592
Other	494	2,353
Purchase of bank owned life insurance	-	(2,000)
Proceeds from sale of investment securities	10,977	200
Proceeds from sale of real estate owned	203	1,468
Net cash used for investing activities	(93,637)	(62,510)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	92,441	30,753
Decrease in short-term borrowings	-	(9,635)
Increase in other borrowings	15,500	30,000
Cash dividend on preferred stock	(687)	(587)
Redemption of preferred stock	(4,057)	(980)
Issuance of common stock	5,950	-
Cash in lieu of fractional shares	-	(7)
Proceeds from the exercise of stock options and warrants	287	152
Net cash provided by financing activities	109,434	49,696
Net increase in cash and cash equivalents	18,828	(5,697)
Cash and cash equivalents at beginning of the period	39,203	29,413
Cash and cash equivalents at end of the period	$ 58,031	23,716
Supplemental information
Cash paid for
Interest	$ 4,946	5,949
Income taxes	3,140	1,860
Schedule of non-cash transactions
Real estate acquired in settlement of loans	2,587	1,313
Unrealized gain (loss) on securities, net of income taxes	1,474	(1,967)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business and Basis of Presentation

Business Activity

Southern First Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”). The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities. The Bank’s primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions (the “S.C. Board”). The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 4, 2014. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

The Comprehensive Income topic of the ASC was amended in September 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2013. These amendments did not have a material effect on the Company’s financial statements.

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

On January 27, 2014, the Company issued a total of 475,000 shares of its common stock at $13.00 per share in a private placement offering. Immediately following the consummation of the Private Placement, the Company redeemed 4,057 shares of the Series T Preferred Stock from two of its preferred shareholders at a redemption price of $1,000 per share, or par, using the proceeds from the private placement. The redemption of the 4,057 shares of Series T Preferred Stock will reduce the Company’s annual preferred dividend expenses by approximately $200,000.

Since July of 2012, the Company has redeemed shares of its outstanding Series T Preferred Stock with a cumulative par value of $6,057,000, thus reducing the balance to shares with a par value of $11,242,000. The Company will continue to explore options and opportunities to repurchase the remaining Series T Preferred Stock outstanding.

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,761	7	416	8,352
SBA securities	5,532	-	323	5,209
State and political subdivisions	17,212	583	65	17,730
Mortgage-backed securities	25,403	319	144	25,578
Total investment securities available for sale	$56,908	909	948	56,869

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,756	-	1,001	7,755
SBA securities	5,758	-	487	5,271
State and political subdivisions	23,622	331	583	23,370
Mortgage-backed securities	31,347	246	549	31,044
Total investment securities available for sale	$69,483	577	2,620	67,440

Contractual maturities and yields on our investment securities at September 30, 2014 and December 31, 2013 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							September 30, 2014
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	984	2.12%	-	-	7,368	2.43%	8,352	2.40%
SBA securities	-	-	-	-	-	-	5,209	1.87%	5,209	1.87%
State and political subdivisions	1,234	0.61%	2,206	1.08%	7,997	3.30%	6,293	2.94%	17,730	2.69%
Mortgage-backed securities	-	-	-	-	2,276	1.74%	23,302	2.57%	25,578	2.50%
Total	$1,234	0.61%	3,190	1.40%	10,273	2.94%	42,172	2.51%	56,869	2.48%

							December 31, 2013
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	-	-	956	2.13%	6,799	2.43%	7,755	2.40%
SBA securities	-	-	-	-	-	-	5,271	1.88%	5,271	1.88%
State and political subdivisions	1,507	0.51%	2,114	0.67%	7,398	3.22%	12,351	2.88%	23,370	2.63%
Mortgage-backed securities	-	-	-	-	2,072	1.77%	28,972	2.69%	31,044	2.62%
Total	$1,507	0.51%	2,114	0.67%	10,426	2.82%	53,393	2.61%	67,440	2.54%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2014
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	-	$ -	$ -	2	$ 7,368	$ 416	2	$ 7,368	$ 416
SBA securities	-	-	-	2	5,209	323	2	5,209	323
State and political subdivisions	-	-	-	7	3,481	65	7	3,481	65
Mortgage-backed securities	2	1,428	3	4	8,605	141	6	10,033	144
Total	2	$ 1,428	$ 3	15	$ 24,663	$ 945	17	$ 26,091	$ 948

								December 31, 2013
	Less than 12 months				12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	3	$ 7,755	$ 1,001	-	$ -	$ -	3	$ 7,755	$ 1,001
SBA securities	-	-	-	2	5,271	487	2	5,271	487
State and political subdivisions	22	8,482	364	9	3,705	219	31	12,187	583
Mortgage-backed securities	10	16,146	549	-	-	-	10	16,146	549
Total	35	$32,383	$ 1,914	11	$ 8,976	$ 706	46	$41,359	$ 2,620

At September 30, 2014, the Company had two individual investments with a fair market value of $1.4 million that were in an unrealized loss position for less than 12 months and 15 individual investments with a fair market value of $24.7 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

During the second quarter of 2014, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $10.4 million of our mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $230,000.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2014	December 31, 2013
Federal Home Loan Bank stock	$ 6,020	5,614
Certificates of deposit with other banks	99	99
Investment in Trust Preferred securities	403	403
Total other investments	$ 6,522	6,116

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2014 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2014 $21.6 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $5.1 million of securities were pledged to secure client deposits. At December 31, 2013, $22.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $25.0 million of securities were pledged to secure client deposits.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.7 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$186,992	22.4%	$185,129	25.2%
Non-owner occupied RE	176,475	21.2%	166,016	22.6%
Construction	49,378	5.9%	30,906	4.2%
Business	141,214	17.0%	129,687	17.7%
Total commercial loans	554,059	66.5%	511,738	69.7%
Consumer
Real estate	139,752	16.8%	110,590	15.1%
Home equity	91,733	11.0%	78,479	10.7%
Construction	34,126	4.1%	19,888	2.7%
Other	13,052	1.6%	12,961	1.8%
Total consumer loans	278,663	33.5%	221,918	30.3%
Total gross loans, net of deferred fees	832,722	100.0%	733,656	100.0%
Less—allowance for loan losses	(11,305)		(10,213)
Total loans, net	$821,417		$723,443

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

		September 30, 2014
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 22,280	97,044	67,668	186,992
Non-owner occupied RE	48,859	100,480	27,136	176,475
Construction	14,073	19,691	15,614	49,378
Business	72,978	58,815	9,421	141,214
Total commercial loans	158,190	276,030	119,839	554,059
Consumer
Real estate	22,150	39,853	77,749	139,752
Home equity	4,857	29,068	57,808	91,733
Construction	12,091	2,475	19,560	34,126
Other	6,076	5,580	1,396	13,052
Total consumer loans	45,174	76,976	156,513	278,663
Total gross loans, net of deferred fees	$203,364	353,006	276,352	832,722
Loans maturing after one year with:
Fixed interest rates				$459,967
Floating interest rates				169,391

		December 31, 2013
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 26,959	93,377	64,793	185,129
Non-owner occupied RE	45,937	96,891	23,188	166,016
Construction	11,619	13,844	5,443	30,906
Business	63,720	58,780	7,187	129,687
Total commercial loans	148,235	262,892	100,611	511,738
Consumer
Real estate	14,786	34,068	61,736	110,590
Home equity	4,988	26,319	47,172	78,479
Construction	11,749	1,709	6,430	19,888
Other	6,451	5,334	1,176	12,961
Total consumer	37,974	67,430	116,514	221,918
Total gross loan, net of deferred fees	$186,209	330,322	217,125	733,656
Loans maturing after one year with :
Fixed interest rates				$380,476
Floating interest rates				166,971

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

•	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				September 30, 2014
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$178,685	164,247	46,073	131,413	520,418
Special mention	5,694	5,322	258	5,045	16,319
Substandard	2,613	6,906	3,047	4,756	17,322
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$186,992	176,475	49,378	141,214	554,059

				December 31, 2013
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$176,320	147,378	27,797	120,254	471,749
Special mention	5,563	7,987	-	3,629	17,179
Substandard	3,246	10,651	3,109	5,804	22,810
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$185,129	166,016	30,906	129,687	511,738

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

			September 30, 2014
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$186,423	173,378	47,623	140,177	547,601
30-59 days past due	-	-	-	-	-
60-89 days past due	569	-	-	-	569
Greater than 90 Days	-	3,097	1,755	1,037	5,889
	$186,992	176,475	49,378	141,214	554,059

				December 31, 2013
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$183,609	161,758	29,992	128,883	504,242
30-59 days past due	791	859	-	44	1,694
60-89 days past due	-	-	-	-	-
Greater than 90 Days	729	3,399	914	760	5,802
	$185,129	166,016	30,906	129,687	511,738

As of September 30, 2014 and December 31, 2013, loans 30 days or more past due represented 0.95% and 1.30% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.78% and 1.02% of our total loan portfolio as of September 30, 2014 and December 31, 2013, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				September 30, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$134,734	87,492	34,126	12,773	269,125
Special mention	1,941	3,168	-	143	5,252
Substandard	3,077	1,073	-	136	4,286
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$139,752	91,733	34,126	13,052	278,663

				December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Pass	$106,693	75,304	19,888	12,641	214,526
Special mention	1,455	2,176	-	212	3,843
Substandard	2,442	999	-	108	3,549
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$110,590	78,479	19,888	12,961	221,918

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$138,666	91,415	34,126	13,017	277,224
30-59 days past due	12	130	-	-	142
60-89 days past due	-	-	-	33	33
Greater than 90 Days	1,074	188	-	2	1,264
	$139,752	91,733	34,126	13,052	278,663

				December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Current	$108,703	78,402	19,888	12,877	219,870
30-59 days past due	806	-	-	84	890
60-89 days past due	467	-	-	-	467
Greater than 90 Days	614	77	-	-	691
	$110,590	78,479	19,888	12,961	221,918

As of September 30, 2014 and December 31, 2013, consumer loans 30 days or more past due were 0.17% and 0.28%, respectively, of total loans.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial
Owner occupied RE	$ 640	1,199
Non-owner occupied RE	2,877	373
Construction	855	914
Business	745	712
Consumer
Real estate	488	76
Home equity	188	77
Construction	-	-
Other	3	3
Nonaccruing troubled debt restructurings	2,166	4,983
Total nonaccrual loans, including nonaccruing TDRs	7,962	8,337
Other real estate owned	3,549	1,198
Total nonperforming assets	$11,511	9,535
Nonperforming assets as a percentage of:
Total assets	1.14%	1.07%
Gross loans	1.38%	1.30%
Total loans over 90 days past due	7,153	6,493
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$ 7,216	8,045

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

		September 30, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,461	1,461	728	361
Non-owner occupied RE	6,267	5,029	3,132	911
Construction	4,497	1,755	1,755	264
Business	4,744	3,934	2,908	1,934
Total commercial	16,969	12,179	8,523	3,470
Consumer
Real estate	2,356	2,334	2,012	837
Home equity	348	348	348	193
Construction	-	-	-	-
Other	317	317	106	106
Total consumer	3,021	2,999	2,466	1,136
Total	$19,990	15,178	10,989	4,606

		December 31, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,935	1,935	1,666	333
Non-owner occupied RE	5,957	5,622	6,125	1,441
Construction	4,612	1,870	1,855	246
Business	5,494	4,684	2,807	1,813
Total commercial	17,998	14,111	12,453	3,833
Consumer
Real estate	1,829	1,807	1,447	704
Home equity	239	239	239	188
Construction	-	-	-	-
Other	225	225	4	4
Total consumer	2,293	2,271	1,690	896
Total	$20,291	16,382	14,143	4,729

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended September 30, 2014		Three months ended September 30, 2013
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$ 1,430	22	1,140	2
Non-owner occupied RE	6,582	31	5,487	61
Construction	1,752	-	2,118	19
Business	4,298	38	4,792	51
Total commercial	14,062	91	13,537	133
Consumer
Real estate	2,334	16	1,078	9
Home equity	254	2	573	1
Construction	-	-	-	-
Other	327	4	225	2
Total consumer	2,915	22	1,876	12
Total	$ 16,977	113	15,413	145

	Nine months ended September 30, 2014		Nine months ended September 30, 2013		Year ended December 31, 2013
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$ 1,680	25	1,416	4	1,519	47
Non-owner occupied RE	5,986	84	5,996	206	5,932	261
Construction	1,790	14	2,100	45	2,054	57
Business	4,511	105	4,480	150	4,521	189
Total commercial	13,967	228	13,992	405	14,026	554
Consumer
Real estate	2,213	40	1,031	53	1,186	100
Home equity	227	8	671	6	610	8
Construction	-	-	-	-	-	-
Other	274	10	236	7	234	9
Total consumer	2,714	58	1,938	66	2,030	117
Total	$ 16,681	286	15,930	471	16,056	671

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

The following table summarizes the activity related to our allowance for loan losses by commercial and consumer portfolio segments:

						Nine months ended September 30, 2014
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,880	2,633	397	3,329	1,091	644	99	140	10,213
Provision for loan losses	(138)	1,271	150	439	821	560	102	70	3,275
Loan charge-offs	-	(1,580)	-	(635)	-	(77)	-	(11)	(2,303)
Loan recoveries	-	1	-	114	-	5	-	-	120
Net loan charge-offs	-	(1,579)	-	(521)	-	(72)	-	(11)	(2,183)
Balance, end of period	$ 1,742	2,325	547	3,247	1,912	1,132	201	199	11,305
Net charge-offs to average loans (annualized)									0.37%
Allowance for loan losses to gross loans									1.36%
Allowance for loan losses to nonperforming loans									141.99%

						Nine months ended September 30, 2013
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,774	1,946	313	3,981	346	540	3	188	9,091
Provision for loan losses	475	548	546	530	254	226	87	(16)	2,650
Loan charge-offs	(386)	(247)	-	(1,295)	(22)	(38)	-	(46)	(2,034)
Loan recoveries	2	1	-	99	-	7	-	-	109
Net loan charge-offs	(384)	(246)	-	(1,196)	(22)	(31)	-	(46)	(1,925)
Balance, end of period	$ 1,865	2,248	859	3,315	578	735	90	126	9,816
Net charge-offs to average loans (annualized)									0.38%
Allowance for loan losses to gross loans									1.39%
Allowance for loan losses to nonperforming loans									115.54%

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					September 30, 2014
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,470	1,136	4,606	12,179	2,999	15,178
Collectively evaluated	4,391	2,308	6,699	541,880	275,664	817,544
Total	$7,861	3,444	11,305	554,059	278,663	832,722

					December 31, 2013
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,833	896	4,729	14,111	2,271	16,382
Collectively evaluated	4,406	1,078	5,484	497,627	219,647	717,274
Total	$8,239	1,974	10,213	511,738	221,918	733,656

NOTE 5 – Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. At September 30, 2014, we had 37 loans totaling $9.4 million and at December 31, 2013 we had 34 loans totaling $13.0 million, which we considered as TDRs. To date, we have restored five commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	2	2	275	285
Construction	-	-	-	-	-	-	-
Business	1	-	-	2	3	263	263
Consumer
Real estate	-	-	1	-	1	116	116
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	2	-	-	-	2	126	126
Total loans	3	-	1	4	8	$780	$790

For the nine months ended September 30, 2013
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$ -	$-
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	8	-	-	-	8	1,636	1,637
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	1	-	-	-	1	4	4
Total loans	9	-	-	-	9	$ 1,640	$1,641

The following table summarizes loans modified as TDRs for which there was a payment default that occurred during the nine months ended September 30, 2014 and 2013 and within 12 months of the restructuring date.

For the nine months ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$ -	-	$ -
Non-owner occupied RE	-	-	-	-
Construction	-	-	-	-
Business	-	-	-	-
Consumer
Real estate	-	-	1	579
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	-	$ -	1	$ 579

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

Loans Held for Sale

Loans held for sale include mortgage loans and are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

			September 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	8,352	-	8,352
SBA securities	-	5,209	-	5,209
State and political subdivisions	-	17,730	-	17,730
Mortgage-backed securities	-	25,578	-	25,578
Total assets measured at fair value on a recurring basis	$ -	56,869	-	56,869

			December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	7,755	-	7,755
SBA securities	-	5,271	-	5,271
State and political subdivisions	-	23,370	-	23,370
Mortgage-backed securities	-	31,044	-	31,044
Total assets measured at fair value on a recurring basis	$ -	67,440	-	67,440

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of September 30, 2014. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

			As of September 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	9,601	971	10,572
Other real estate owned	-	3,282	267	3,549
Total assets measured at fair value on a nonrecurring basis	$ -	12,883	1,238	14,121

			As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	10,495	1,158	11,653
Other real estate owned	-	1,085	113	1,198
Total assets measured at fair value on a nonrecurring basis	$ -	11,580	1,271	12,851

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

			September 30, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 58,031	58,031	58,031	-	-
Other investments, at cost	6,522	6,522	-	-	6,522
Loans held for sale	9,372	9,372	-	9,372	-
Loans, net	821,417	823,913	-	10,572	813,341
Financial Liabilities:
Deposits	772,760	731,529	-	731,529	-
FHLB and other borrowings	139,600	149,102	-	149,102	-
Junior subordinated debentures	13,403	5,234	-	5,234	-

			December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 39,203	39,203	39,203	-	-
Other investments, at cost	6,116	6,116	-	-	6,116
Loans held for sale	3,611	3,611	-	3,611	-
Loans, net	723,443	732,328	-	10,676	721,652
Financial Liabilities:
Deposits	680,319	643,399	-	643,399	-
FHLB and other borrowings	124,100	135,411	-	135,411	-
Junior subordinated debentures	13,403	5,145	-	5,145	-

NOTE 7 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2014 and 2013. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2014. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2014 and 2013, 110,463 and 24,624 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2014	2013	2014	2013
Numerator:
Net income	$1,826	1,419	4,643	3,681
Less: Preferred stock dividend	253	191	699	580
Add: Redemption of preferred stock	-	-	-	20
Net income available to common shareholders	$1,573	1,228	3,944	3,121
Denominator:
Weighted-average common shares outstanding – basic	4,829,514	4,271,652	4,775,791	4,267,693
Common stock equivalents	216,973	218,374	208,762	160,471
Weighted-average common shares outstanding – diluted	5,046,487	4,490,026	4,984,553	4,428,164
Earnings per common share:
Basic	$0.33	0.29	0.83	0.73
Diluted	$0.31	0.27	0.79	0.71

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2014 as compared to the three and nine month periods ended September 30, 2013 and assesses our financial condition as of September 30, 2014 as compared to December 31, 2013. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following:

•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding;
•	Changes in deposit flows;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to attract and retain key personnel;

•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	Changes in monetary and tax policies;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies and practices; and
•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public. We currently have nine offices located in Greenville, Lexington, Richland, and Charleston Counties of South Carolina. In August 2014, we opened our second full-service office in the Charleston, South Carolina market.

We operate our Bank using a simple and efficient style of banking that is focused on providing core banking products and services to our clients through a team of talented and experienced bankers. We refer to this model as “ClientFIRST,” and it is structured to provide superior client service via “relationship teams,” which provide each client with a specific banker contact and a consistent support team responsible for all of the client’s banking needs. We believe this model results in a consistent and superior level of professional service that provides us with a distinct competitive advantage by enabling us to build and maintain long-term relationships with desirable clients, enhancing the quality and stability of our funding and lending operations and positioning us to take advantage of future growth opportunities in our existing markets. We also believe that this client focused culture has led to our successful expansion into new markets in the past and will enable us to be successful if we seek to expand into new markets in the future.

At September 30, 2014, we had total assets of $1.0 billion, a 13.1% increase from total assets of $890.8 million at December 31, 2013. The largest components of our total assets are net loans and securities which were $821.4 million and $63.4 million, respectively, at September 30, 2014. Comparatively, our net loans and securities totaled $723.4 million and $73.6 million, respectively, at December 31, 2013. Our liabilities and shareholders’ equity at September 30, 2014 totaled $934.0 million and $73.6 million, respectively, compared to liabilities of $825.2 million and shareholders’ equity of $65.7 million at December 31, 2013. The principal component of our liabilities is deposits which were $772.8 million and $680.3 million at September 30, 2014 and December 31, 2013, respectively.

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

Our net income was $1.8 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $407,000, or 28.7%. After our dividend payment to our preferred shareholders, net income to common shareholders was $1.6 million, or diluted earnings per share (“EPS”) of $0.31, for the third quarter of 2014 as compared to net income to common shareholders of $1.2 million, or diluted EPS of $0.27 for the same period in 2013. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

Our net income was $4.6 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $962,000, or 26.1%. After our dividend payment to our preferred shareholders, net income to common shareholders was $3.9 million, or diluted EPS of $0.79, for the nine months ended September 30, 2014 as compared to net income to common shareholders of $3.1 million, or diluted EPS of $0.71, for the same period in 2013. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

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

Effect of Economic Trends

Markets in the United States and elsewhere have experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weaker economic conditions are expected to continue throughout the remainder of 2014. Financial institutions likely will continue to experience credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and may continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the three month period ended September 30, 2014 our net interest income was $8.5 million, a 15.3% increase over net interest income of $7.4 million for the same period in 2013. In comparison, our average earning assets increased 17.0%, or $135.2 million, during the third quarter of 2014 compared to the third quarter of 2013, while our interest bearing liabilities increased by $91.3 million during the same period. The increase in average earning assets is primarily related to an increase in average loans and federal funds sold, partially offset by a decrease in investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2014 and 2013. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$ 37,100	$ 24	0.26%	$ 21,745	$ 14	0.28%
Investment securities, taxable	45,762	284	2.46%	52,955	291	2.18%
Investment securities, nontaxable (2)	18,001	187	4.12%	23,474	252	4.25%
Loans, including loans held for sale	827,986	9,829	4.71%	695,524	8,639	4.93%
Total interest-earning assets	928,849	10,324	4.41%	793,698	9,196	4.60%
Noninterest-earning assets	51,080			48,188
Total assets	$979,929			$841,886
Interest-bearing liabilities
NOW accounts	$145,124	59	0.16%	$148,076	82	0.22%
Savings & money market	210,155	174	0.33%	162,334	138	0.34%
Time deposits	271,865	485	0.71%	221,787	453	0.81%
Total interest-bearing deposits	627,144	718	0.45%	532,197	673	0.50%
FHLB advances and other borrowings	124,953	963	3.06%	132,617	982	3.03%
Junior subordinated debentures	13,403	81	2.40%	13,403	82	2.43%
Total interest-bearing liabilities	765,500	1,762	0.91%	674,217	1,737	1.02%
Noninterest-bearing liabilities	140,923			103,239
Shareholders’ equity	73,506			64,430
Total liabilities and shareholders’ equity	$979,929			$841,886
Net interest spread			3.50%			3.58%
Net interest income (tax equivalent) / margin		$8,562	3.66%		$7,459	3.73%
Less: tax-equivalent adjustment (2)		71			96
Net interest income		$8,491			$7,363

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.66% for the three months ended September 30, 2014 compared to 3.73% for the third quarter of 2013. The decrease in net interest margin as compared to the same period in 2013, was driven primarily by a 19 basis point reduction in the yield of our interest-earning assets, offset in part by an 11 basis point reduction in the cost of our interest-bearing liabilities.

Our interest-earning assets increased by $135.2 million during the third quarter of 2014 as compared to the same quarter in 2013, while the yield on these assets decreased by 19 basis points. The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past. Our average loan balances increased by $132.5 million as of the third quarter of 2014, compared to the same period in 2013, while our loan yield decreased by 22 basis points during the same period.

While our interest-bearing liabilities increased by $91.3 million during the third quarter of 2014 as compared to the third quarter of 2013, the cost of these liabilities decreased by 11 basis points. During the past 12 months, we have continued to reduce rates on all of our deposit products as the Federal funds target rate has remained at a historical low. However, because these rates are currently at historically low rates, we do not anticipate further significant reductions in the rates on our deposits or FHLB advances and other borrowings in the future.

Our net interest spread was 3.50% for the three months ended September 30, 2014 compared to 3.58% for the same period in 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 19 basis point reduction in yield on our earning assets, partially offset by a 11 basis point decline in rate on our interest-bearing liabilities, resulted in an 8 basis point decrease in our net interest spread for the 2014 period.

			For the Nine Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$ 28,536	$ 54	0.25%	$ 24,725	$ 47	0.25%
Investment securities, taxable	48,574	967	2.66%	56,301	868	2.06%
Investment securities, nontaxable (2)	21,267	663	4.17%	24,390	755	4.14%
Loans, including loans held for sale	793,614	27,956	4.71%	675,496	25,371	5.02%
Total interest-earning assets	891,991	29,640	4.44%	780,912	27,041	4.63%
Noninterest-earning assets	49,612			46,252
Total assets	$941,603			$827,164
Interest-bearing liabilities
NOW accounts	$146,657	170	0.15%	$153,673	305	0.27%
Savings & money market	186,644	440	0.32%	143,308	340	0.32%
Time deposits	272,425	1,484	0.73%	222,622	1,558	0.94%
Total interest-bearing deposits	605,726	2,094	0.46%	519,603	2,203	0.57%
Note payable and other borrowings	124,841	2,847	3.05%	132,425	2,925	2.95%
Junior subordinated debentures	13,403	241	2.40%	13,403	255	2.54%
Total interest-bearing liabilities	743,970	5,182	0.93%	665,431	5,383	1.08%
Noninterest-bearing liabilities	126,310			97,053
Shareholders’ equity	71,323			64,680
Total liabilities and shareholders’ equity	$941,603			$827,164
Net interest spread			3.51%			3.55%
Net interest income (tax equivalent) / margin		$24,458	3.67%		$21,658	3.71%
Less: tax-equivalent adjustment (2)		252			287
Net interest income		$24,206			$21,371

  (1)      Annualized for the nine month period.

  (2)      The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Our net interest margin, on a tax-equivalent basis, was 3.67% for the nine months ended September 30, 2014 compared to 3.71% for the nine months ended September 30, 2013. The four basis point decrease in net interest margin during the nine months ended September 30, 2014 was driven primarily by a 19 basis point reduction in the yield on our interest-earning assets, partially offset by 15 basis point reduction in the cost of our interest bearing liabilities compared to the same period in 2013.

During the first nine months of 2014, our average interest-earning assets increased by $111.1 million as compared to the same period in 2013; however, the yield on our interest-earning assets declined by 19 basis points during 2014. The increase in interest-earning assets was driven by a $118.1 million increase in average loans, partially offset by a $10.9 million decrease in average investment securities, while the decline in yield on interest earning assets was driven primarily by reduced yields on our loan portfolio.

In addition, our average interest-bearing liabilities increased by $78.5 million during the nine month period ended September 30, 2014 as compared to the same period in 2013, while the cost of our interest-bearing liabilities declined by 15 basis points.

Our net interest spread was 3.51% for the nine months ended September 30, 2014 compared to 3.55% for the same period in 2013. The 19 basis point reduction in yield on our earning assets, partially offset by a 15 basis point decline in rate on our interest-bearing liabilities, resulted in a four basis point decrease in our net interest spread for the 2014 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2014 vs. 2013				September 30, 2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,645	(382)	(73)	1,190	821	(477)	(48)	296
Investment securities	(74)	32	(5)	(47)	21	(8)	-	13
Federal funds sold	10	-	-	10	-	1	-	1
Total interest income	1,581	(350)	(78)	1,153	842	(484)	(48)	310
Interest expense
Deposits	140	(79)	(16)	45	108	(336)	(41)	(269)
Note payable and other	(28)	9	-	(19)	48	(107)	(5)	(64)
Junior subordinated debt	-	(1)	-	(1)	-	(12)	-	(12)
Total interest expense	112	(71)	(16)	25	156	(455)	(46)	(345)
Net interest income	$1,469	(279)	(62)	1,128	686	(29)	(2)	655

Net interest income, the largest component of our income, was $8.5 million for the three month period ended September 30, 2014 and $7.4 million for the three months ended September 30, 2013, a $1.1 million, or 15.3% increase during the third quarter of 2014. The increase in net interest income is due to an $1.1 million increase in interest income, partially offset by a $25,000 increase in interest expense. Driving the increase in interest income during the 2014 period was a $135.2 million increase in average earning assets compared to the third quarter of 2013.

	Nine Months Ended
	September 30, 2014 vs. 2013				September 30, 2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 4,437	(1,576)	(276)	2,585	2,464	(1,313)	(131)	1,020
Investment securities	(180)	256	(34)	42	(43)	(105)	3	(145)
Federal funds sold	7	-	-	7	(1)	-	-	(1)
Total interest income	4,264	(1,320)	(310)	2,634	2,420	(1,418)	(128)	874
Interest expense
Deposits	414	(440)	(83)	(109)	289	(1,219)	(108)	(1,038)
Note payable and other	(167)	95	(6)	(78)	274	(451)	(40)	(217)
Junior subordinated debt	-	(14)	-	(14)	-	(27)	-	(27)
Total interest expense	247	(359)	(89)	(201)	563	(1,697)	(148)	(1,282)
Net interest income	$ 4,017	(961)	(221)	2,835	1,857	279	20	2,156

Net interest income for the nine months ended September 30, 2014 was $24.2 million compared to $21.4 million for the first nine months ended September 30, 2013, a $2.8 million, or 13.3% increase during the first nine months of 2014 compared to the same period in 2013. The increase in net interest income is due to a $2.6 million increase in interest income, combined with a $201,000 decrease in interest expense. The $111.1 million increase in average earning assets during the nine months ended September 30, 2014 as compared to nine months ended September 30, 2013 was the primary driver of the increase in net interest income during the 2014 period.

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

For the three months ended September 30, 2014 and 2013, we incurred a noncash expense related to the provision for loan losses of $1.3 million and $775,000, respectively, resulting in an allowance for loan losses of $11.3 million and $9.8 million for the 2014 and 2013 periods, respectively. The increased provision for loan losses during the 2014 period relates primarily to the $1.1 million of net charge-offs during the third quarter of 2014, in addition to the growth of our loan portfolio. The $11.3 million allowance represented 1.36% of gross loans at September 30, 2014 while the $9.8 million allowance was 1.39% of gross loans at September 30, 2013.

During the past twelve months, our loan balances increased by $127.3 million and our total nonperforming loans increased by $1.4 million; however, the amount of our classified loans declined from 31% at September 30, 2013 to 25% at September 30, 2014. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Loan fee income	$ 861	398	1,816	923
Service fees on deposit accounts	244	207	689	635
Income from bank owned life insurance	169	179	498	498
Gain on sale of investment securities	-	-	230	-
Other income	286	271	815	759
Total noninterest income	$ 1,560	1,055	4,048	2,815

Noninterest income increased $505,000, or 47.9%, for the third quarter of 2014 as compared to the same period in 2013. The increase in total noninterest income during the three months ended September 30, 2014 resulted primarily from the following:

•	Loan fee income increased $463,000, or 116.3%, resulting primarily from increased mortgage origination fee income which totaled $820,000 for the most recent three months.
•	Service fees on deposit accounts increased $37,000, or 17.9%, primarily related to additional income from service charges on our checking, money market, and savings accounts.
•	Other income increased by $15,000, or 5.5%, due primarily to increased income received from ATM and debit card transactions which is driven by the volume of these transactions. Partially offsetting these increases was a $22,000 decrease in ACH processing fees related primarily to one client account.

Noninterest income increased $1.2 million, or 43.8%, during the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in total noninterest income during the nine months ended September 30, 2014 resulted primarily from a $893,000 increase in loan fee income, an increase of $54,000 in service fees on deposit accounts and a $56,000 increase in other income which consists primarily of income from ATM and debit card transactions and rent income from tenants at our Cayce, South Carolina office.

In accordance with the requirements set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in June 2011, the Federal Reserve approved the final rule which caps an issuer's base fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $176,000 and $142,000 for the three months ended September 30, 2014 and 2013, respectively, and $488,000 and $398,000 for the nine months ended September 30, 2014 and 2013, respectively.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Compensation and benefits	$ 3,459	3,134	10,384	9,104
Occupancy	777	755	2,235	2,206
Real estate owned activity	71	25	96	30
Data processing and related costs	625	611	1,841	1,781
Insurance	209	171	604	612
Marketing	193	171	591	576
Professional fees	207	246	724	609
Other	525	397	1,676	1,122
Total noninterest expense	$ 6,066	5,510	18,151	16,040

Noninterest expense was $6.1 million for the three months ended September 30, 2014, a $556,000, or 10.0%, increase from noninterest expense of $5.5 million for the three months ended September 30, 2013.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased $325,000, or 10.4%, relating primarily to increases in base compensation and benefits expenses. Base compensation increases were driven by the cost of 18 additional employees, five of which were hired in relation to the expansion of our mortgage operations, six were hired to support our new Mount Pleasant office, and the remainder were hired to support our retail clients in both the loan and deposit areas.
•	Occupancy increased by $22,000, or 2.9%, due primarily to increased rent, utilities, and property tax expenses.
•	Real estate owned expenses increased $46,000 due primarily to the loss on sale of property, combined with expenses related to the management of real estate owned.
•	Data processing and related costs increased 2.3%, or $14,000, primarily related to increased courier fees for services we provide to our clients.
•	Insurance expenses increased by $38,000, or 22.2% due primarily to increased FDIC insurance expense which is assessed based on total assets.
•	Other expenses increased by $128,000, or 32.2%, primarily related to increased office supplies, travel and entertainment expenses and collection costs.

Partially offsetting these increases in noninterest expenses, was a $39,000 decrease in professional fees due primarily to higher legal fees in the 2013 period.

Our efficiency ratio was 60.4% for the third quarter of 2014 compared to 65.5% for the same period in 2013. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement in the efficiency ratio during the 2014 period relates primarily to the increase in net interest and noninterest income as compared to the prior year.

Noninterest expense for the nine months ended September 30, 2014 increased 13.2%, or $2.1 million, as compared to the nine months ended September 30, 2013. The increase relates primarily to the $1.3 million increase in compensation and benefits expense, $29,000 in occupancy expenses, $66,000 in real estate owned expenses, $60,000 in data processing and related costs, $115,000 in professional fees, and $554,000 in other expenses.

We incurred income tax expense of $834,000 for the three months ended September 30, 2014 as compared to $714,000 during the same period in 2013. Income tax expense for the nine months ended September 30, 2014 was $2.2 million as compared to $1.8 million for the same period of 2013. Our effective tax rate was 32.0% and 33.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in income tax expense during the 2014 periods is primarily a result of the increase in our net income during the respective periods.

BALANCE SHEET REVIEW

Investment Securities

At September 30, 2014, the $63.4 million in our investment securities portfolio represented approximately 6.3% of our total assets. We held investment securities with a fair value and amortized cost of $56.9 million with an unrealized loss of $39,000. At December 31, 2013, the $73.6 million in our investment securities portfolio represented approximately 8.3% of our total assets. At December 31, 2013, we held investment securities with a fair value of $67.4 million and an amortized cost of $69.5 million for an unrealized loss of $2.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, including loans held for sale for the nine months ended September 30, 2014 and 2013 were $793.6 million and $675.5 million, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2014 and December 31, 2013 were $832.7 million and $733.7 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2014, our loan portfolio included $678.5 million, or 81.4%, of real estate loans. As of December 31, 2013, real estate loans made up 80.5% of our loan portfolio and totaled $591.0 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and types of businesses. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $91.7 million as of September 30, 2014, of which approximately 38% were in a first lien position, while the remaining balance was second liens, compared to $78.5 million as of December 31, 2013, with approximately 37% in first lien positions. The average loan had a balance of approximately $87,000 and a loan to value of 72% as of September 30, 2014, compared to an average loan balance of $105,000 and a loan to value of approximately 67% as of December 31, 2013. Further, 0.04% and 0.10% of our total home equity lines of credit were over 30 days past due as of September 30, 2014 and December 31, 2013, respectively.

Following is a summary of our loan composition at September 30, 2014 and December 31, 2013. Of the $99.1 million in loan growth during 2014, $43.2 million was originated in the Greenville market, $23.7 million originated in the Columbia market, and $32.2 million originated in the Charleston market. In addition, $87.5 million of the increase was in loans secured by real estate, and $11.6 million in commercial business or consumer loans.

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$186,992	22.4%	$185,129	25.2%
Non-owner occupied RE	176,475	21.2%	166,016	22.6%
Construction	49,378	5.9%	30,906	4.2%
Business	141,214	17.0%	129,687	17.7%
Total commercial loans	554,059	66.5%	511,738	69.7%
Consumer
Real estate	139,752	16.8%	110,590	15.1%
Home equity	91,733	11.0%	78,479	10.7%
Construction	34,126	4.1%	19,888	2.7%
Other	13,052	1.6%	12,961	1.8%
Total consumer loans	278,663	33.5%	221,918	30.3%
Total gross loans, net of deferred fees	832,722	100.0%	733,656	100.0%
Less—allowance for loan losses	(11,305)		(10,213)
Total loans, net	$821,417		$723,443

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of September 30, 2014 and December 31, 2013, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial	$ 5,117	3,198
Consumer	679	156
Nonaccruing troubled debt restructurings	2,166	4,983
Total nonaccrual loans	7,962	8,337
Other real estate owned	3,549	1,198
Total nonperforming assets	$11,511	9,535
Accruing troubled debt restructurings	$ 7,216	8,045

At September 30, 2014, nonperforming assets were $11.5 million, or 1.14% of total assets and 1.38% of gross loans. Comparatively, nonperforming assets were $9.5 million, or 1.07% of total assets and 1.30% of gross loans at December 31, 2013. Nonaccrual loans declined $375 thousand to $8.0 million at September 30, 2014 from $8.3 million at December 31, 2013. Nonaccrual loans at September 30, 2014 include eleven loans, or eight relationships, which were put on nonaccrual status during the first nine months of 2014. In addition, during the first nine months of 2014, four nonaccrual loans were returned to accrual status, three nonaccrual loans were either fully or partially charged-off, and two nonaccrual loans were moved to other real estate owned. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2014 and 2013 was approximately $326,000 and $468,000, respectively.

Nonperforming assets include other real estate owned which increased by $2.4 million from December 31, 2013. During the first nine months of 2014, we added three commercial properties for $2.6 million and sold seven real estate lots and one residential property for $216,000. The balance at September 30, 2014 includes seven commercial properties totaling $3.5 million and one residential property totaling $18,000. All of these properties are located in the Upstate and Midlands regions of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2014.

At September 30, 2014 and 2013, the allowance for loan losses represented 142.0% and 115.5% of the total amount of nonperforming loans, respectively. A significant portion, or 93%, of nonperforming loans at September 30, 2014 is secured by real estate. Our nonperforming loans have been written down to approximately 62% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $11.3 million as of September 30, 2014 to be adequate.

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

In addition, at September 30, 2014, 81.4% of our loans are collateralized by real estate and 85.0% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2014, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

As of September 30, 2014, impaired loans totaled $15.2 million for which $11.0 million of these loans have a reserve of approximately $4.6 million allocated in the allowance. During the first nine months of 2014, the average recorded investment in impaired loans was approximately $16.7 million. Comparatively, impaired loans totaled $16.4 million at December 31, 2013, and $14.1 million of these loans had a reserve of approximately $4.7 million allocated in the allowance. During 2013, the average recorded investment in impaired loans was approximately $16.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2014, we determined that we had loans totaling $9.4 million, that we considered TDRs. As of December 31, 2013, we had loans totaling $13.0 million, that we considered TDRs.

Allowance for Loan Losses

The allowance for loan losses was $11.3 million and $9.8 million at September 30, 2014 and 2013, respectively, or 1.36% and 1.39% of outstanding loans, respectively. At December 31, 2013, our allowance for loan losses was $10.2 million, or 1.39% of outstanding loans, and we had net loans charged-off of $2.4 million for the year ended December 31, 2013.

During the nine months ended September 30, 2014, we charged-off $2.3 million of loans and recorded $120,000 of recoveries on loans previously charged-off, for net charge-offs of $2.2 million, or 0.37% of average loans, annualized. Comparatively, we charged-off $2.0 million of loans and recorded $109,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.9 million, or 0.38% of average loans, annualized, for the first nine months of 2013.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended September 30,		Year ended December 31,
(dollars in thousands)	2014	2013	2013
Balance, beginning of period	$ 10,213	9,091	9,091
Provision	3,275	2,650	3,475
Loan charge-offs	(2,303)	(2,034)	(2,478)
Loan recoveries	120	109	125
Net loan charge-offs	(2,183)	(1,925)	(2,353)
Balance, end of period	$ 11,305	9,816	10,213

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

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Non-interest bearing	$ 131,948	101,971
Interest bearing:
NOW accounts	146,485	153,376
Money market accounts	207,554	151,759
Savings	8,219	6,671
Time, less than $100,000	63,212	68,190
Time and out-of-market deposits, $100,000 and over	215,342	198,352
Total deposits	$ 772,760	680,319

Our retail deposits represented $698.8 million, or 90.4%, of total deposits at September 30, 2014, while our out-of-market, or brokered, deposits represented $74.0 million, or 9.6%, of total deposits. At December 31, 2013, retail deposits represented $617.0 million, or 90.7%, of our total deposits and brokered CDs were $63.3 million, representing 9.3% of our total deposits. Of the $81.8 million increase in retail deposits during the first nine months of 2014, $40.7 million is related to the Greenville market, $12.3 million is related the Columbia market, and $28.8 million is related to the Charleston market. Our loan-to-deposit ratio was 108% at September 30, 2014 and December 31, 2013.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$119,303	-%	90,723	-%
Interest bearing demand deposits	146,657	0.15%	153,673	0.27%
Money market accounts	178,909	0.32%	137,072	0.33%
Savings accounts	7,735	0.09%	6,236	0.09%
Time deposits less than $100,000	67,082	0.71%	71,722	0.85%
Time deposits greater than $100,000	205,343	0.73%	150,900	0.98%
Total deposits	$725,029	0.39%	610,326	0.48%

During the nine months ended September 30, 2014, our average transaction account balances increased by $64.9 million, or 16.7%, from the nine months ended September 30, 2013. In addition, our average time deposit balances increased by $49.8 million, or 22.4%, during the 2014 period, due primarily to a $39.0 million increase in average brokered deposits. In addition, during the past 12 months, we have continued to reduce the rates we pay on our interest-bearing deposits, as these deposits repriced; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $557.4 million and $482.0 million at September 30, 2014 and December 31, 2013, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2014 was as follows:

(dollars in thousands)	September 30, 2014
Three months or less	$ 47,493
Over three through six months	29,967
Over six through twelve months	75,459
Over twelve months	62,423
Total	$215,342

At September 30, 2014, the Company had $139.6 million in FHLB advances and other borrowings. Of the $139.6 million, FHLB advances represented $116.0 million, securities sold under structured agreements to repurchase represented $19.2 million, and a line of credit represented $4.4 million. During the first quarter of 2014, we restructured five FHLB advances totaling $59.5 million.  In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance is considered to be a restructuring and no gain or loss was recorded in the transaction.  The original FHLB advances had a weighted rate of 2.31% and an average remaining life of 40 months.  Under the modified arrangement, the $59.5 million in FHLB advances have a weighted average rate of 2.22% and an average remaining life of 43 months.

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

At September 30, 2014 and December 31, 2013, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $58.0 million and $39.2 million, or 5.8% and 4.4% of total assets, respectively. Our investment securities at September 30, 2014 and December 31, 2013 amounted to $63.4 million and $73.6 million, or 6.3% and 8.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 38% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 9% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at September 30, 2014.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2014 was $88.0 million, based on the Bank’s $6.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2014 we had $33.2 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, for which $4.4 million was outstanding at September 30, 2014. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at September 30, 2014 was $73.6 million. At December 31, 2013, total shareholders’ equity was $65.7 million. The $7.9 million increase from December 31, 2013 is primarily related to the $6.0 million net proceeds from the issuance of 475,000 shares of common stock in a private placement, net income of $4.6 million and other comprehensive income of $1.3 million, partially offset by the repurchase of 4,057 shares of preferred stock for $4.1 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average assets) annualized for the nine months ended September 30, 2014 and the year ended December 31, 2013. Also included, is the tangible common equity to assets ratio (total equity less preferred stock, or $62.4 million, divided by total assets). Since our inception, we have not paid cash dividends on our common stock.

	September 30, 2014	December 31, 2013
Return on average assets	0.66%	0.61%
Return on average equity	8.70%	7.88%
Return on average common equity	8.83%	8.81%
Average equity to average assets ratio	7.57%	7.74%
Tangible common equity to assets ratio	6.19%	5.65%

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

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of September 30, 2014, our capital ratios exceed those required to be well-capitalized.

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, such as the Company, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-

weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules begin to phase in on January 1, 2015 for covered banking organizations such as the Company and the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2014
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 99,195	12.04%	65,883	8.0%	82,354	10.0%
Tier 1 Capital (to risk weighted assets)	88,888	10.79%	32,941	4.0%	49,412	6.0%
Tier 1 Capital (to average assets)	88,888	9.09%	39,108	4.0%	48,885	5.0%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2014
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$96,925	11.77%	65,883	8.0%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	86,618	10.52%	32,941	4.0%	N/A	N/A
Tier 1 Capital (to average assets)	86,618	8.84%	39,197	4.0%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2014, unfunded commitments to extend credit were $162.20 million, of which $43.5 million was at fixed rates and $118.7 million was at variable rates. At December 31, 2013, unfunded commitments to extend credit were $138.7 million, of which approximately $32.6 million was at fixed rates and $106.1 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2014 and December 31, 2013, there was a $3.7 million and $3.0 million, respectively, commitment under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	12.67%
Up 200 basis points	7.40%
Up 100 basis points	3.26%
Base	-
Down 100 basis points	(4.77)%
Down 200 basis points	(9.26)%
Down 300 basis points	(11.98)%

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

ACCOUNTING, REPORTING, AND REGULATORY MATTERS

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of these amendments on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company is currently evaluating the impact of these amendments on its financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Introductory Note

The Company is including updated "Risk Factors" with this report to provide additional information on risks or uncertainties that could affect the Company. Shareholders should also refer to the risks described under the caption “Risk Factors” in any subsequently filed periodic reports.

Our business is subject to many risks. You should consider carefully the risk factors included below before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. In such case, you may lose all or a substantial part of your investment.

Risks Related to our Business

Liquidity needs could adversely affect our financial condition and results of operations.

Dividends from the Bank provide the primary source of funds for the Company. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

The Company is a stand alone entity with its own liquidity needs to service its debt or other obligations. Other than dividends from the Bank, the Company does not have additional means of generating liquidity without obtaining additional debt or equity funding. If we are unable to receive dividends from the Bank or obtain additional funding, we may be unable to pay our debt or other obligations.

Changes in economic conditions, in particular an economic slowdown in South Carolina, could materially and negatively affect our business.

Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Any further deterioration in economic conditions, whether caused by national or local concerns, in particular any further economic slowdown in South Carolina, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing clients’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of South Carolina and certain local governments in our market area continue to face fiscal challenges the long-term impact of which cannot be predicted.

The current economic environment poses significant challenges for us and could reduce our client base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic environment has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain challenging and uncertain, our business may not succeed. While conditions appear to have begun to improve generally, a period of uncertainty would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 95.1% of our interest income for the nine months ended September 30, 2014. If the economy as a whole remains challenged and uncertain, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued period of economic uncertainty could, therefore, result in losses that materially and adversely affect our business.

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general, may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

•	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;
•	market developments that affect consumer confidence may cause adverse changes in payment patterns by our clients, causing increases in delinquencies and default rates on loans and other credit facilities;
•	the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;
•	the value of our securities portfolio may decline; and
•	we face increased regulation of our industry, and the costs of compliance with such regulation, including the diversion of management efforts, may increase, limiting our ability to pursue business opportunities.

These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively affect these businesses in the markets in which we operate, our business, financial condition, and results of operations may be adversely affected.

Competition with other financial institutions may have an adverse effect on our ability to retain and grow our client base, which could have a negative effect on our financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential clients. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target clients. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

R. Arthur Seaver, Jr., our chief executive officer, F. Justin Strickland, our president, Michael D. Dowling , our chief financial officer, and Lenwood B. Howell, our Charleston regional executive, each has extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of any of these individuals, they would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Fred Gilmer, III, Michael M. Strickland, Jason Starnes, and Carolyn A. Herbert. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

We will face risks with respect to future expansion.

We may expand into new markets, as we did in Columbia, South Carolina in 2007 and Charleston, South Carolina in 2012. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. These activities would involve a number of risks, including:

•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations;
•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	the risk that we may be unsuccessful in attracting and retaining deposits and originating high quality loans in these new markets; and
•	the risk of loss of key employees and clients.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of September 30, 2014, approximately 81.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At September 30, 2014, 49.5% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2014, commercial business loans comprised 17.0% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of September 30, 2014, approximately 49.5% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular client;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

Due to the growth of the Bank and expansion into new markets over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

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

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, data breaches, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

Our operational or security systems may experience an interruption or breach in security, including as a reslt of cyber-attacks.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, including as a result of cyber-attacks, could result in failures or disruptions in our client relationship management, deposit, loan, and other systems and also the disclosure or misuse of confidential or proprietary information. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future and any information security breach could result in significant costs to us, which may include fines and penalties, potential liabilities from governmental or third party investigations, proceedings or litigation, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation and remediation actions, and the negative impact on our reputation and loss of confidence of our customers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

We may need to raise additional capital in the future to support further growth, but that capital may not be available when it is needed.

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

Negative public opinion surrounding the Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding the Company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Regulatory and Legal Risks

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to regulation by the Federal Reserve. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures client deposits, and by our primary state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the Federal Home Loan Bank. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

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

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the recent disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

The Dodd-Frank Act may have a material adverse effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau (the “CFPB”), which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively affect our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

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

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

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

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively affect our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively affect our reputation, business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if the Bank experiences financial distress.

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

The downgrade of the U.S. credit rating could negatively affect our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014, and in February 2014 the debt ceiling was suspended further until March 16, 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, clients and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether client claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact client demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. If the Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors.

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

Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

Our articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the board of directors without shareholder approval;
•	authorize 10,000,000 shares of common stock and 10,000,000 shares of preferred stock that may be issued by the board of directors without shareholder approval;
•	classify our board with staggered three year terms, preventing a change in a majority of the board at any annual meeting;
•	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;
•	grant the board of directors the discretion, when considering whether a proposed merger or similar transaction is in the best interests of the Company and our shareholders, to take into account the effect of the transaction on the employees, clients and suppliers of the Company and upon the communities in which offices of the Company are located, to the extent permitted by South Carolina law;
•	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than five nor more than 25 members; and
•	provide that no individual who is or becomes a "business competitor" or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a "business competitor") shall be eligible to serve as a director if the board of directors determines that it would not be in our best interests for such individual to serve as a director (any financial institution having branches or affiliates within Greenville County, South Carolina is presumed to be a business competitor unless the board of directors determines otherwise).

In addition, the South Carolina business combinations statute provides that a 10% or greater shareholder of a resident domestic corporation cannot engage in a "business combination" (as defined in the statute) with such corporation for a period of two years following the date on which the 10% shareholder became such, unless the business combination or the acquisition of shares is approved by a majority of the disinterested members of such corporation's board of directors before the 10% shareholder's share acquisition date. This statute further provides that at no time (even after the two-year period subsequent to such share acquisition date) may the 10% shareholder engage in a business combination with the relevant corporation unless certain approvals of the board of directors or disinterested shareholders are obtained or unless the consideration given in the combination meets certain minimum standards set forth in the statute. The law is very broad in its scope and is designed to inhibit unfriendly acquisitions but it does not apply to corporations whose articles of incorporation contain a provision electing not to be covered by the law. Our articles of incorporation do not contain such a provision. An amendment of our articles of incorporation to that effect would, however, permit a business combination with an interested shareholder even though that status was obtained prior to the amendment.

Finally, the Change in Bank Control Act of 1978 and the Bank Holding Company Act of 1956 generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment in our common stock will be subject to investment risk and you may lose all or part of your investment.

Our common stock is equity and is therefore subordinate to our existing and future indebtedness and preferred stock.

Shares of common stock are equity interests and do not constitute indebtedness. As such, shares of common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock. The issued and outstanding shares of our Series T Preferred Stock have an aggregate liquidation preference of $11,242,000. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock and we are permitted to incur additional debt. Upon liquidation, lenders and holders of our debt securities and preferred stock would receive distributions of our available assets prior to holders of our common stock.

The Series T Preferred Stock adversely affects net income available to our common shareholders and earnings per common share.

The aggregate liquidation preference of our outstanding Series T Preferred Stock is $11,242,000. If we do not repurchase all of the outstanding shares of the Series T Preferred Stock, we will continue to be required to pay dividends on the Series T Preferred Stock at a rate of 9.0% per annum. Any dividends on the Series T Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 31, 2014	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2014	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.