Form 10-K
period 2014-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2015-03-03
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2014.

Or

☐ Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For the Transition Period from ___________to ________________
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No☒

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

Large accelerated filer☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2014 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2014), was $55,672,243.

6,225,381 shares of the registrant’s common stock were outstanding as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.
Index to Form 10-K

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A-Risk Factors and the following:

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to attract and retain key personnel;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Cybersecurity breaches, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●

Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

●	Changes in monetary and tax policies;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting policies and practices; and

●	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”), headquartered in Greenville, South Carolina, is a bank holding company incorporated in March 1999 under the laws of South Carolina that owns all of the capital stock of Southern First Bank (the “Bank”), a South Carolina state bank, and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”). The Bank is a commercial bank with nine retail offices located in Greenville, Columbia and Charleston, South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

Our Competitive Strengths
We believe that the following business strengths have been instrumental to the success of our core operations. These attributes will enable us to continue profitable growth, while remaining fundamentally sound and driving value to our shareholders.

Simple and Efficient ClientFIRST Model. We operate our Bank using a simple and efficient style of banking that is focused on providing core banking products and services to our clients through a team of talented and experienced bankers. We refer to this model as “ClientFIRST” and it is structured to deliver superior client service via “relationship teams,” which provide each client with a specific banker contact and a consistent support team responsible for all of the client’s banking needs. We believe this model results in a consistent and superior level of professional service that provides us with a distinct competitive advantage by enabling us to build and maintain long-term relationships with desirable clients, enhancing the quality and stability of our funding and lending operations and positioning us to take advantage of future growth opportunities in our existing markets. We also believe that this client focused culture has led to our successful expansion into new markets in the past, and will enable us to be successful if we seek to expand into new markets in the future.

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We have historically insisted that the identification of talented bankers drives our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $88 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to our local competitors.

We have also made significant investments in our IT systems and technology offerings to our clients that we believe will continue to drive low-cost deposit growth. For example, we launched our new mobile banking platform in early 2014. Since then, we have successfully registered over 4,000 mobile devices and expect that our active users will increase significantly in the coming years. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks, and we will continue to invest in the latest technology solutions to ensure we meet the evolving needs of our clients and maintain this competitive advantage over other community banks.

Attractive South Carolina Markets. We have nine banking offices located in Greenville, Columbia, and Charleston, South Carolina, which are the three largest markets in South Carolina. The following table illustrates our market share, by insured deposits as of the dates indicated, in these primary markets:

		Our Market Deposits
	Total	June 30,	Total Market
Market(1)	Offices	2014	Deposits(2)	Rank(2)	Market Share(2)
Greenville	4	537,386	9,441,739	5 of 31	5.69%
Columbia	3	146,673	15,190,022	9 of 23	0.97%
Charleston	2	65,449	8,299,988	16 of 29	0.79%

(1)	Represents Greenville County, Richland and Lexington counties in Columbia, and Charleston County.
(2)	The total market deposits, rank and market share data displayed are as of June 30, 2014 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. Greenville County is South Carolina’s most populous county with an estimated 474,000 residents as of July 1, 2013 and is also one of the state’s wealthiest counties with estimated median household income of $48,000 for 2012. A large and diverse metropolitan area, Greenville County is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. Richland County is the second largest county in the state with an estimated population of 399,000 residents as of July 1, 2013. Lexington County is the sixth largest county in South Carolina with an estimated population of 274,000 as of July 1, 2013. The median household income for Richland County and Lexington County was $48,000 and $54,000, respectively, for 2012.

Charleston. The city of Charleston is the second largest city in the state and is located in Charleston County, South Carolina, which is the third largest county in the state with an estimated population of 373,000 as of July 1, 2013. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for Charleston County was approximately $50,000 for 2012. We opened our first retail office in the Charleston market in the downtown area of Charleston in December 2012 and our second retail office in the Charleston market in the city of Mount Pleasant in August 2014. Mount Pleasant is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by Art Seaver, Justin Strickland, and Mike Dowling who lead a team of 23 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

The management team is complemented by a dedicated board of directors with extensive local knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2014, our executive officers and board of directors owned an aggregate of 1,096,945 shares of our common stock, including options to purchase shares of our common stock, or approximately 21.09% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 155 full-time equivalent employees as of December 31, 2014. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We pride ourselves on maintaining excellent relations with all of our employees, which is evidenced by our less than 10% employee turnover ratio during 2013 and 2014. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

Our Business Strategy
We are focused on growing business relationships and building core deposits, profitable loans and non-interest income. We believe that we have built a dynamic franchise that meets the financial needs of our clients by providing an array of personalized products and services delivered by seasoned banking professionals with knowledge of our local markets. Our overall strategic goal is to provide the highest level of service to our clients while achieving high-performance metrics within the community banking space that drive franchise and shareholder value. Our specific business strategies include:

Focus on Profitable and Efficient Growth. Our executive management team and board of directors are dedicated to producing profits and returns for our shareholders. We actively manage the mix of assets and liabilities on our balance sheet to optimize our net interest margin while also maintaining expense controls and developing non-interest income streams. By constantly striving to build a well-structured balance sheet, we seek to increase profitability and improve our return on average assets, return on average equity and efficiency ratio. We believe that, as the economy continues to improve, our focus on maximizing our net interest margin and minimizing our efficiency ratio while maintaining credit quality controls will translate into continued and improving profitability and shareholder returns. We are committed to enhancing these levels of profitability by focusing on our core competencies of commercial lending and core deposit gathering. We believe that we have the infrastructure currently in place, such as technology, support staff and administration, to support expansion with limited associated noninterest expense increases.

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During the year ended December 31, 2014, 77% of deposits were acquired through our office network, 22% came through the commercial remote deposit capture channel and the remaining 1% came through consumer mobile deposits. In comparison, during 2013, 83% of deposits were acquired through our office network and the remaining 17% came through the commercial remote deposit capture channel. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

Maintain a Rigorous Risk Management Infrastructure. As we grow, one of our top priorities is to continue to build a robust enterprise risk management infrastructure. We believe effective risk management requires a culture of risk management and governance throughout the Company. The legislative and regulatory landscape continues to quickly evolve, so we are continually performing risk assessments throughout the organization and re-allocating resources where appropriate. We will continue to add new resources and technology investments to help enhance all of our risk management processes throughout the Bank. Our risk management success is exemplified by our historic credit risk management and disciplined underwriting practices, which have enabled us to successfully grow our balance sheet while maintaining strong credit quality metrics. We do not reduce our credit standards or pricing discipline to generate new loans. In addition, we are heavily focused on compliance risk and cybersecurity risk, as both of these risks have increased since our inception. Our management team continually analyzes emerging fraud and security risks and utilizes tools, strategies and policies to manage risk while delivering an optimal and appropriate client experience. We believe our risk management structure allows our board and senior management to maintain effective oversight of our risks to ensure that our personnel are following prudent and appropriate risk management practices resulting in strong loan quality and minimal loan losses.

Attract Talented Banking Professionals With A “ClientFIRST” Focus. We believe that our ability to attract and retain banking professionals with strong community relationships and significant knowledge of our markets will continue to drive our success and grow our business in an efficient manner. By focusing on experienced, established bankers who deliver exceptional client service through our ClientFIRST model, we believe we can enhance our market position and add profitable growth opportunities. We believe that the strength of our exceptional client service and relationship banking approach will continue to help us attract these new bankers. In recent years, we have invested in our internal infrastructure, including support and back office personnel, and we believe that we can continue to add experienced frontline bankers to our existing markets, which will drive our efficient growth.

We will continue to expand our franchise, but only in a controlled manner. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also choose to enter new, metropolitan markets contiguous to, or nearby, our current South Carolina footprint, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2014, we had net loans of $859.7 million, representing 83.5% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2014, our average loan size was approximately $229,000. Excluding home equity lines of credit, the average loan size was approximately $301,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2014, our 10 largest client loan relationships represented approximately $78.1 million, or 9.0% of our loan portfolio.

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

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2014, approximately $93.4 million, or 10.7% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 100 loans totaling approximately $40.5 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2014, the maximum amount we could lend to one borrower is $15.4 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2014 is $10.8 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2014, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 81.2% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 17.2% and 1.6%, respectively, of our total loan portfolio at December 31, 2014.

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

●

Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2014, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $374.5 million, or approximately 43.0% of our loan portfolio. Of our commercial real estate loan portfolio, $183.4 million in loans were non-owner occupied properties, representing 49.0% of our commercial real estate portfolio and 21.1% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $191.1 million in loans or 51.0% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 21.9% of our total loan portfolio. At December 31, 2014, our individual commercial real estate loans ranged in size from approximately $2,000 to $7.1 million, with an average loan size of approximately $513,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●

Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2014, total commercial and consumer construction loans amounted to $90.2 million, or 10.3% of our loan portfolio. Commercial construction loans represented $51.0 million, or 5.8%, of our total loan portfolio, while consumer construction loans represented $39.2 million, or 4.5% of our total loan portfolio. At December 31, 2014, our commercial construction real estate loans ranged in size from approximately $9,000 to $7.9 million, with an average loan size of approximately $738,000. At December 31, 2014, our consumer or residential construction loans ranged in size from approximately $1,000 to $1.5 million, with an average loan size of approximately $382,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

●	cost overruns;
●	mismanaged construction;
●	inferior or improper construction techniques;
●	economic changes or downturns during construction;
●	a downturn in the real estate market;
●	rising interest rates which may prevent sale of the property; and
●	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

●	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2014, commercial business loans amounted to $150.0 million, or 17.2% of our loan portfolio, and ranged in size from approximately $1,000 to $4.1 million, with an average loan size of approximately $178,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2014, we had originated one loan utilizing government enhancements.

●

Consumer Real Estate Loans and Home Equity Loans. At December 31, 2014, consumer real estate loans (other than construction loans) amounted to $242.5 million, or 27.9% of our loan portfolio. Included in the consumer real estate loans was $146.9 million, or 16.9% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $95.6 million, or 11.0% of our total loan portfolio. At December 31, 2014, our individual residential real estate loans ranged in size from $100 to $2.3 million, with an average loan size of approximately $302,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2014, our individual home equity lines of credit ranged in size from $100 to $1.9 million, with an average of approximately $110,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2014, consumer loans other than real estate amounted to $14.3 million, or 1.6% of our loan portfolio, and ranged in size from $100 to $875,000, with an average loan size of approximately $19,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented 7.6% of total deposits at December 31, 2014. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. We currently have nine retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

In addition to deposit and loan services, we offer other bank services such as internet banking, cash management services, safe deposit boxes, direct deposit, and automatic drafts for various accounts. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our clients. We are associated with the NYCE, Pulse, STAR, and Cirrus networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity National Information Systems, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services, and cash management and mobile banking services.

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

As of June 30, 2014, the most recent date for which market data is available, there were 31 financial institutions in our primary market of Greenville County, 23 financial institutions in the Columbia market, and 29 financial institutions in the Charleston market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2014, we employed a total of 155 full-time equivalent employees, respectively. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act impacts financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the Bureau of Consumer Financial Protection (the “CFPB”),
●	Capping interchange fees that banks charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders, and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

The Basel Committee on Banking Supervision (the “BCBS”), an international forum for cooperation on banking supervisory matters, promulgates capital standards for banking organizations. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

●	A new common equity Tier 1 risk-based capital ratio of 4.5%,
●	A Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement),
●	A total risk-based capital ratio of 8% (unchanged from current requirements),
●	A leverage ratio of 4% and
●	A new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations resulting in a leverage ratio requirement of 7% for such institutions.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The ultimate impact of the rule on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. We believe that the final rule will not have a material impact on our business, financial condition, results of operations and cash flows. At this point we cannot determine the ultimate impact that the fully phased-in rule will have upon our business, financial condition, results of operations and cash flows.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

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

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

●	banking or managing or controlling banks;
●	furnishing services to or performing services for our subsidiaries; and
●	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;
●	making, acquiring, brokering or servicing loans and usual related activities;
●	leasing personal or real property;
●	operating a non-bank depository institution, such as a savings association;
●	trust company functions;
●	financial and investment advisory activities;
●	conducting discount securities brokerage activities;
●	underwriting and dealing in government obligations and money market instruments;
●	providing specified management consulting and counseling activities;
●	performing selected data processing services and support services;
●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
●	performing selected insurance underwriting activities.

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

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

●	security devices and procedures;
●	adequacy of capitalization and loss reserves;
●	loans;
●	investments;
●	borrowings;
●	deposits;
●	mergers;
●	issuances of securities;
●	payment of dividends;
●	interest rates payable on deposits;
●	interest rates or fees chargeable on loans;
●	establishment of branches;
●	corporate reorganizations;
●	maintenance of books and records; and
●	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	internal controls;
●	information systems and audit systems;
●	loan documentation;
●	credit underwriting;
●	interest rate risk exposure; and
●	asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●

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

●

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

●

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

●

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

●

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

As of December 31, 2014, the Bank was deemed to be “well capitalized.”

As further described under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises – Basel Capital Standards,” on July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2014 equaled 1.79 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●

the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●

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

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic environment has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain challenging and uncertain, our business may not succeed. While conditions appear to have begun to improve generally, a period of uncertainty would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 95.4% of our interest income for the year ended December 31, 2014. If the economy as a whole remains challenged and uncertain, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued period of economic uncertainty could, therefore, result in losses that materially and adversely affect our business.

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

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. As a result, we may face the following risks:

●	economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;
●

market developments that affect consumer confidence may cause adverse changes in payment patterns by our clients, causing increases in delinquencies and default rates on loans and other credit facilities;

●

the processes that we use to estimate our allowance for loan and lease losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

●	the value of our securities portfolio may decline; and
●

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

R. Arthur Seaver, Jr., our chief executive officer, F. Justin Strickland, our president, Michael D. Dowling, our chief financial officer, and Lenwood B. Howell, our Charleston regional executive, each has extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of any of these individuals, they would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Fred Gilmer, III, Michael M. Strickland, Jason E. Starnes, and Carolyn A. Herbert. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

●

the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations;
●	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
●	the risk that we may be unsuccessful in attracting and retaining deposits and originating high quality loans in these new markets; and
●	the risk of loss of key employees and clients.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of December 31, 2014, approximately 81.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2014, 48.8% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2014, commercial business loans comprised 17.2% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2014, approximately 48.8% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

●	the duration of the credit;
●	credit risks of a particular client;
●	changes in economic and industry conditions; and
●	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including but not limited to:

●	an ongoing review of the quality, mix, and size of our overall loan portfolio;
●	our historical loan loss experience;
●	evaluation of economic conditions;
●	regular reviews of loan delinquencies and loan portfolio quality;
●	ongoing review of financial information provided by borrowers; and
●	the amount and quality of collateral, including guarantees, securing the loans.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. As of December 31, 2014, approximately 74% of our loan portfolio was in fixed rate loans, while only 26% was in variable rate loans. In a rising rate environment, the higher percentage of fixed rate loans could have an adverse effect on our profitability. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

Our operational or security systems may experience an interruption or breach in security, including as a result of cyber-attacks.

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

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. This rule substantially amended the regulatory risk-based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively affect our reputation, business, financial condition and results of operations.

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

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively affect our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014, and in February 2014 the debt ceiling was suspended further until March 16, 2015. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Our articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

●	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the board of directors without shareholder approval;
●	authorize 10,000,000 shares of common stock and 10,000,000 shares of preferred stock that may be issued by the board of directors without shareholder approval;
●	classify our board with staggered three year terms, preventing a change in a majority of the board at any annual meeting;
●	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;
●	grant the board of directors the discretion, when considering whether a proposed merger or similar transaction is in the best interests of the Company and our shareholders, to take into account the effect of the transaction on the employees, clients and suppliers of the Company and upon the communities in which offices of the Company are located, to the extent permitted by South Carolina law;
●	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than five nor more than 25 members; and
●	provide that no individual who is or becomes a “business competitor” or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a “business competitor”) shall be eligible to serve as a director if the board of directors determines that it would not be in our best interests for such individual to serve as a director (any financial institution having branches or affiliates within Greenville County, South Carolina is presumed to be a business competitor unless the board of directors determines otherwise).

In addition, the South Carolina business combinations statute provides that a 10% or greater shareholder of a resident domestic corporation cannot engage in a “business combination” (as defined in the statute) with such corporation for a period of two years following the date on which the 10% shareholder became such, unless the business combination or the acquisition of shares is approved by a majority of the disinterested members of such corporation’s board of directors before the 10% shareholder’s share acquisition date. This statute further provides that at no time (even after the two-year period subsequent to such share acquisition date) may the 10% shareholder engage in a business combination with the relevant corporation unless certain approvals of the board of directors or disinterested shareholders are obtained or unless the consideration given in the combination meets certain minimum standards set forth in the statute. The law is very broad in its scope and is designed to inhibit unfriendly acquisitions but it does not apply to corporations whose articles of incorporation contain a provision electing not to be covered by the law. Our articles of incorporation do not contain such a provision. An amendment of our articles of incorporation to that effect would, however, permit a business combination with an interested shareholder even though that status was obtained prior to the amendment.

Finally, the Change in Bank Control Act of 1978 and the Bank Holding Company Act of 1956 generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe our current premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 1,200 shareholders of record on February 23, 2015.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2014 and 2013 (adjusted for the 10% stock dividend in 2013).

2014	High	Low
First Quarter	$13.94	$13.05
Second Quarter	13.88	13.09
Third Quarter	14.25	13.60
Fourth Quarter	17.30	13.90

2013
First Quarter	$11.26	$8.41
Second Quarter	11.35	10.28
Third Quarter	13.63	10.80
Fourth Quarter	13.98	12.81

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

The following table sets forth equity compensation plan information at December 31, 2014. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (c) (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (a)	warrants and rights (b)	column(a))
Equity compensation plans approved by security
holders
2000 Stock options (1)	356,190	$6.64	-
2010 Stock Incentive Plan – options	303,789	9.07	262,237
2006 Restricted Stock Plan	-	-	-
2010 Stock Incentive Plan – restricted stock	-	-	14,049
Total	659,979	$7.75	276,286

(1)

Under the terms of Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to be reissued as non-qualified stock option awards.

Item 6. Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Total assets	$1,029,865	890,831	797,998	767,745	736,490
Investment securities	61,546	73,556	86,016	108,584	72,853
Loans (1)	871,446	733,656	645,949	598,634	572,392
Allowance for loan losses	11,752	10,213	9,091	8,925	8,386
Intangible assets	-	-	-	-	-
Deposits	788,907	680,319	576,299	562,912	536,296
FHLB advances and other borrowings	135,200	124,100	124,100	122,700	122,700
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Common equity	82,992	50,366	47,826	45,943	42,899
Preferred stock	-	15,299	16,299	16,596	16,317
Shareholders’ equity	82,992	65,665	64,125	62,539	59,216
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$39,948	36,118	34,698	35,142	35,529
Interest expense	6,908	7,097	8,702	11,854	15,317
Net interest income	33,040	29,021	25,996	23,288	20,212
Provision for loan losses	4,175	3,475	4,550	5,270	5,610
Net interest income after provision for loan losses	28,865	25,546	21,446	18,018	14,602
Noninterest income	5,780	3,802	3,762	2,770	3,045
Noninterest expenses	24,907	21,812	19,513	17,867	16,564
Income before income tax expense	9,738	7,536	5,695	2,921	1,083
Income tax expense	3,113	2,416	1,833	833	193
Net income	6,625	5,120	3,862	2,088	890
Preferred stock dividends	915	771	840	865	865
Discount accretion	-	-	360	279	260
Redemption of preferred stock	-	(20)	(96)	-	-
Net income (loss) available to common shareholders	$5,710	4,369	2,758	944	(235)
PER COMMON SHARE DATA (2)
Basic	$1.15	1.02	0.65	0.22	(0.06)
Diluted	1.10	0.98	0.64	0.22	(0.06)
Book value	13.34	11.66	11.26	10.93	10.25
Weighted average number of common shares outstanding:
Basic, in thousands	4,981	4,280	4,230	4,201	4,179
Diluted, in thousands	5,201	4,459	4,340	4,287	4,179
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.69%	0.61%	0.50%	0.28%	0.12%
Return on average equity	8.92%	7.88%	6.03%	3.40%	1.47%
Return on average common equity	12.03%	8.81%	5.79%	2.10%	(0.53)%
Net interest margin, tax equivalent(3)	3.68%	3.71%	3.61%	3.30%	2.91%
Efficiency ratio (4)	64.16%	66.45%	65.57%	68.57%	71.22%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	1.14%	1.29%	1.53%	2.33%	2.61%
Nonperforming assets to total assets	0.97%	1.07%	1.24%	1.82%	2.03%
Net charge-offs to average total loans	0.33%	0.34%	0.71%	0.81%	0.86%
Allowance for loan losses to nonperforming loans	176.72%	122.50%	111.32%	86.96%	89.92%
Allowance for loan losses to total loans	1.35%	1.39%	1.41%	1.49%	1.47%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.51%	12.22%	13.05%	13.32%	13.49%
Tier 1 risk-based capital ratio	11.25%	10.96%	11.80%	12.07%	12.24%
Leverage ratio	9.52%	9.13%	9.65%	9.62%	9.81%
Common equity tier 1 ratio(5)	7.76%	7.09%	7.25%	7.27%	7.32%
Common equity(6)	8.06%	5.65%	5.99%	5.98%	5.82%
Growth Ratios:
Change in assets	15.61%	11.63%	3.94%	4.24%	2.39%
Change in loans	18.78%	13.94%	7.86%	4.29%	(0.33)%
Change in deposits	15.96%	18.05%	2.38%	4.96%	8.54%
Change in net income to common shareholders	30.69%	58.41%	192.16%	nm	nm
Change in earnings per common share - diluted	12.24%	53.13%	190.91%	nm	nm

(1)	Excludes loans held for sale.
(2)	Adjusted for all years presented giving retroactive effect to 10% stock dividends in 2011, 2012, and 2013.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	Noninterest expense divided by the sum of net interest income and noninterest income.
(5)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(6)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

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

At December 31, 2014, we had total assets of $1.0 billion, a 15.6% increase from total assets of $890.8 million at December 31, 2013. The largest components of our total assets are loans and securities which were $871.4 million and $61.5 million, respectively, at December 31, 2014. Comparatively, our loans and securities totaled $733.7 million and $73.6 million, respectively, at December 31, 2013. Our liabilities and shareholders’ equity at December 31, 2014 totaled $946.9 million and $83.0 million, respectively, compared to liabilities of $825.2 million and shareholders’ equity of $65.7 million at December 31, 2013. The principal component of our liabilities is deposits which were $788.9 million and $680.3 million at December 31, 2014 and 2013, respectively.

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

Our net income for the year ended December 31, 2014 was $6.6 million, a 29.4% increase from $5.1 million for the year ended December 31, 2013. After our dividend payment to our preferred stockholders, net income to common shareholders was $5.7 million, or diluted earnings per share (“EPS”) of $1.10, for the year ended December 31, 2014 as compared to a net income to common shareholders of $4.4 million, or diluted EPS of $0.98 for the year ended December 31, 2013. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income tax expense. Net income for the year ended December 31, 2012 was $3.9 million, while net income to common shareholders was $2.8 million, or diluted EPS of $0.64.

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

Effect of Economic Trends

Markets in the United States and elsewhere experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weak economic conditions are expected to continue into 2015. Financial institutions likely will continue to experience credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2014.

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

●

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

●

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

●

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2014, 2013, and 2012, our net interest income was $33.0 million, $29.0 million, and $26.0 million, respectively. The $4.0 million, or 13.8%, increase in net interest income during 2014 was driven by a $114.4 million increase in average earning assets, partially offset by a $76.7 million increase in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is driven by an increase in interest-bearing deposits. During 2013, our net interest income increased $3.0 million, or 11.6%, while average interest-earning assets increased $63.8 million and average interest-bearing liabilities increased by $58.2 million.

Interest income for the years ended December 31, 2014, 2013, and 2012 was $39.9 million, $36.1 million, and $34.7 million, respectively. A significant portion of our interest income relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 95.4% of our interest income related to interest on loans during 2014, 94.8% during 2013 and 94.1% during 2012. Also, included in interest income on loans was $894,000, $692,000 and $472,000, for the years ended December 31, 2014, 2013 and 2012, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense was $6.9 million, $7.1 million, and $8.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 represented 40.8%, 40.3%, and 48.0%, respectively, of total interest expense, while interest expense on borrowings represented 59.2%, 59.7%, and 52.0%, respectively, of total interest expense.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2014, 2013, and 2012. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2014, 2013 and 2012. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2014			2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Federal funds sold	$28,208	$72	0.26%	$24,977	$63	0.25%	$26,085	$67	0.26%
Investment securities, taxable	47,672	1,258	2.64%	55,269	1,190	2.15%	63,169	1,419	2.25%
Investment securities, nontaxable (1)	20,293	848	4.18%	24,219	1,005	4.15%	19,066	877	4.60%
Loans (2)	810,822	38,092	4.70%	688,169	34,242	4.98%	620,514	32,668	5.26%
Total earning assets	906,995	40,270	4.44%	792,634	36,500	4.60%	728,834	35,031	4.81%
Nonearning assets	50,729			46,986			42,900
Total assets	$957,724			$839,620			$771,734
Interest-bearing liabilities
NOW accounts	$146,213	228	0.16%	$152,238	383	0.25%	$152,433	881	0.58%
Savings & money market	196,526	633	0.32%	146,185	457	0.31%	112,323	444	0.40%
Time deposits	269,209	1,959	0.73%	230,054	2,022	0.88%	214,743	2,852	1.33%
Total interest-bearing deposits	611,948	2,820	0.46%	528,477	2,862	0.54%	479,499	4,177	0.87%
FHLB advances and other borrowings	126,181	3,766	2.98%	132,955	3,899	2.93%	123,756	4,154	3.36%
Junior subordinated debt	13,403	322	2.40%	13,403	336	2.51%	13,403	371	2.77%
Total interest-bearing liabilities	751,532	6,908	0.92%	674,835	7,097	1.05%	616,658	8,702	1.41%
Noninterest-bearing liabilities	131,893			99,774			91,022
Shareholders’ equity	74,299			65,011			64,054
Total liabilities and shareholders’ equity	$957,724			$839,620			$771,734
Net interest spread			3.52%			3.55%			3.40%
Net interest income (tax equivalent)/margin		$33,362	3.68%		$29,403	3.71%		$26,329	3.61%
Less: tax-equivalent adjustment (1)		(322)			(382)			(333)
Net interest income		$33,040			$29,021			$25,996

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.68% for the twelve months ended December 31, 2014 compared to 3.71% for 2013, and 3.61% for 2012. The three basis point decrease in net interest margin during 2014 as compared to the prior year, was driven primarily by a 16 basis point reduction in the yield on our interest earning assets, offset in part by a 13 basis point reduction in the cost of our interest bearing liabilities. During 2013, our net interest margin increased 10 basis points compared to the year ended 2012 due primarily to 36 basis point reduction in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $114.4 million compared to the year ended December 31, 2013, while the yield on our interest-earning assets decreased by 16 basis points. Our average loan balances increased by $122.7 million during 2014 compared to 2013, while our loan yield decreased by 28 basis points during the same period. The decline in the yield on our interest-earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $76.7 million during 2014 as compared to 2013, while the cost of our interest-bearing liabilities declined by 13 basis points. During the past 12 months, we have continued to reduce rates on all of our deposit products as the Federal funds target rate has remained at a historical low. However, because these rates are currently at historically low rates, we do not anticipate further significant reductions in the rates on our deposits or FHLB advances and other borrowings in the future.

Our net interest spread was 3.52% for the year ended December 31, 2014 compared to 3.55% for the same period in 2013 and 3.40% for 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 16 basis point reduction in yield on our interest-earning assets, partially offset by a 13 basis point decline in the cost of our interest-bearing liabilities, resulted in a three basis point decrease in our net interest spread for the 2014 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2014 vs. 2013				December 31, 2013 vs. 2012
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$6,103	(1,912)	(341)	3,850	$3,430	(1,674)	(182)	1,574
Investment securities	(263)	273	(39)	(29)	(65)	(88)	3	(150)
Federal funds sold	8	1	-	9	(2)	(2)	-	(4)
Total interest income	5,848	(1,638)	(380)	3,830	3,363	(1,764)	(179)	1,420
Interest expense
Deposits	529	(482)	(89)	(42)	414	(1,572)	(157)	(1,315)
FHLB advances and other borrowings	194	(312)	(15)	(133)	300	(516)	(39)	(255)
Junior subordinated debt	-	(14)	-	(14)	-	(35)	-	(35)
Total interest expense	723	(808)	(104)	(189)	714	(2,123)	(196)	(1,605)
Net interest income	$5,125	(830)	(276)	4,019	$2,649	359	17	3,025

Net interest income, the largest component of our income, was $33.0 million for the year ended December 31, 2014, a $4.0 million increase from net interest income of $29.0 million for the year ended December 31, 2013. The increase in net interest income is due to a $3.8 million increase in interest income combined with an $189,000 decrease in interest expense. During 2014, our average interest-earning assets increased $114.4 million as compared to 2013, resulting in $5.8 million of additional interest income; however, lower rates on our interest-earning assets reduced interest income by $1.6 million from the prior year. In addition, interest-bearing liabilities increased by $76.7 million during 2014, resulting in $723,000 of additional interest expense; however, lower rates on our interest-bearing liabilities reduced interest expense by $808,000 from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2014	2013	2012
Balance, beginning of period	$10,213	9,091	8,925
Provision	4,175	3,475	4,550
Loan charge-offs	(2,887)	(2,478)	(4,505)
Loan recoveries	251	125	121
Net loan charge-offs	(2,636)	(2,353)	(4,384)
Balance, end of period	$11,752	10,213	9,091

For the year ended December 31, 2014, we incurred a noncash expense related to the provision for loan losses of $4.2 million, bringing the allowance for loan losses to $11.8 million, or 1.35% of gross loans, as of December 31, 2014. In comparison, we added $3.5 million and $4.6 million to the provision for loan losses during the years ended December 31, 2013 and 2012, respectively, resulting in an allowance of $10.2 million, or 1.39% of gross loans, as of December 31, 2013, and $9.1 million, or 1.41% of gross loans, at December 31, 2012. The increased provision expense of $4.2 million during the 2014 period relates primarily to the $137.8 million of loan growth in 2014.

During the twelve months ended December 31, 2014, our net charge-offs were $2.6 million, representing 0.33% of average loans, and consisted of $2.9 million in loans charged-off, partially offset by $251,000 of recoveries on loans previously charged-off. In addition, our loan balances increased by $137.8 million while the amount of our nonperforming assets increased by $422,000 and our classified assets declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

We reported net charge-offs of $2.4 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively, including recoveries of $125,000 and $121,000 for the same periods in 2013 and 2012, respectively. The net charge-offs of $2.4 million and $4.4 million during 2013 and 2012, respectively, represented 0.34% and 0.71% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Loan and mortgage fee income	$2,854	1,235	1,044
Service fees on deposit accounts	923	879	767
Income from bank owned life insurance	667	658	632
Gain on sale of investment securities	230	-	363
Other income	1,106	1,030	956
Total noninterest income	$5,780	3,802	3,762

Noninterest income was $5.8 million for the year ended December 31, 2014, a $2.0 million increase over noninterest income of $3.8 million for the year ended December 31, 2013. The increase in total noninterest income during 2014 resulted primarily from the following:

●

Loan and mortgage fee income increased $1.6 million, or 131.1%, driven by a $1.6 million increase in mortgage origination fee income which totaled $2.7 million for the year. During 2014, we continued the expansion our mortgage operations, adding five additional team members to assist with originating, underwriting, closing and funding residential mortgage loans.

●

Service fees on deposit accounts increased 5.0%, or $44,000, primarily related to increased service charge fee income on our transaction accounts. During 2014, our transaction accounts, which include checking, money market, and savings accounts, grew by $108.7 million, or 26.3%.

●	During the second quarter of 2014, we sold a portion of our investment securities and recognized a gain on sale $230,000.
●	Other income increased by $76,000, or 7.4%, due primarily to increased fee income on our ATM and debit cards which is driven by an increase in transaction volume.

Noninterest income was $3.8 million for the year ended December 31, 2013, a $40,000 increase over noninterest income of for the year ended December 31, 2012. The increase in total noninterest income during 2013 resulted primarily from the following:

●

Loan and mortgage fee income increased $191,000 or 18.3%, driven by a $177,000 increase in mortgage origination fee income which totaled $1.1 million for the year. In 2013, we expanded our mortgage operations to include full service mortgage capabilities such as on-site underwriting, closing and funding.

●

Service fees on deposit accounts increased 14.6%, or $112,000, primarily related to increased service charge fee income on our transaction accounts. During 2013, our transaction accounts, which include checking, money market, and savings accounts, grew by $67.2 million, or 19.4%.

●	Income from bank owned life insurance increased $26,000 due primarily to income earned on an additional $2.0 million of life insurance policies purchased during the second quarter of 2013.
●	Other income increased by $74,000, or 7.7%, due primarily to increased fee income on our ATM and debit cards.

Partially offsetting the increases in noninterest income during 2013, was the fact that we had no gains or losses on sale of investment securities during the current year, while during 2012 we recorded a gain on sale of investment securities of $363,000.

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $667,000, $560,000, and $451,000 for the years ended December 31, 2014, 2013, and 2012, respectively, the majority of which related to interchange fee income.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Compensation and benefits	$14,043	12,302	10,073
Occupancy	2,978	3,056	2,468
Real estate owned activity	647	179	939
Data processing and related costs	2,514	2,406	2,070
Insurance	832	818	1,367
Professional fees	952	858	841
Marketing	774	731	637
Other	2,167	1,462	1,118
Total noninterest expenses	$24,907	21,812	19,513

Noninterest expense was $24.9 million for the year ended December 31, 2014, a $3.1 million, or 14.2%, increase from noninterest expense of $21.8 million for 2013.

The increase in total noninterest expenses resulted primarily from the following:

●

Compensation and benefits expense increased $1.7 million, or 14.2%, during 2014 relating primarily to increases in base and incentive compensation and benefits expenses. Base compensation expense increased by $1.6 million driven by the cost of 18 additional employees, five of whom were hired to assist with our expanded mortgage capabilities with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $165,000, while benefits expenses increased $15,000 during the 2014 period and represented 19.0% of total compensation and benefits during 2014.

●	Real estate owned expenses increased $468,000 due to losses of $389,000 on the sale of properties, combined with expenses of $257,000 related to the management of real estate owned.
●	Data processing and related costs increased 4.5%, or $108,000, primarily related to services we provide to our clients, as well as outside service fees associated with mortgage originations.
●	Professional fees increased $94,000, or 11.0%, due primarily to increased legal, accounting and audit fees.
●	Marketing expenses increased $43,000, or 5.9%, driven by increased community sponsorships and business development costs.
●	Other noninterest expenses increased by 48.2%, or $705,000, primarily related to a legal settlement expense of $250,000, as well as increased travel and collection expenses.

Partially, offsetting the increases in noninterest expenses was a $78,000, or 2.6%, decrease in occupancy expense primarily due to less repairs and maintenance expenses during the 2014 period.

Noninterest expense was $21.8 million for the year ended December 31, 2013, a $2.3 million, or 11.8%, increase from noninterest expense of $19.5 million for 2012.

The increase in total noninterest expenses resulted primarily from the following:

●

Compensation and benefits expense increased $2.2 million, or 22.1%, during 2013 relating primarily to increases in base and incentive compensation and benefits expenses. Base compensation expense increased by $1.4 million driven by the cost of 13 additional employees, five of whom were hired to assist with our expanded mortgage capabilities with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $260,000, while benefits expenses increased $614,000 during the 2013 period and represented 21.6% of total compensation and benefits during 2013.

●

Occupancy expenses increased 23.8%, or $588,000, driven primarily by increased depreciation, utilities, rent, and property tax expenses related primarily to our two new offices in Charleston and Columbia, South Carolina.

●	Data processing and related costs increased 16.2%, or $336,000, primarily related to the increased number of clients and accounts we service.
●

Marketing expenses increased $94,000, or 14.8%, driven by increased advertising, community sponsorships and business development costs, including additional costs associated with our entry into the Charleston, South Carolina market.

●

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

Our efficiency ratio was 64.2% for 2014 compared to 66.5% for 2013. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio during 2014 relates primarily to the increase in net interest and noninterest income due to significant loan growth and our expanded mortgage capabilities.

Income tax expense was $3.1 million, $2.4 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in income tax expense in 2014 was primarily a result of the increase in our net income. Our effective tax rate was 32.0% for the year ended December 31, 2014, and 32.1% and 32.2% for the years ended December 31, 2013 and 2012, respectively.

Investment Securities

At December 31, 2014, the $61.5 million in our investment securities portfolio represented approximately 6.0% of our total assets. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $55.0 million and an amortized cost of $54.6 million for an unrealized gain of $458,000.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$8,763	8,557	8,756	7,755	7,781	7,785
SBA securities	5,336	5,154	5,758	5,271	6,060	6,072
State and political subdivisions	16,253	16,800	23,622	23,370	24,167	25,249
Mortgage-backed securities	24,214	24,513	31,347	31,044	38,428	39,116
Total	$54,566	55,024	69,483	67,440	76,436	78,222

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$988	2.12%	$-	-	$7,569	2.43%	$8,557	2.39%
SBA securities	-	-	-	-	-	-	5,154	1.88%	5,154	1.88%
State and political
subdivisions	2,082	0.68%	399	3.14%	8,465	3.23%	5,854	3.00%	16,800	2.82%
Mortgage-backed securities	-	-	-	-	2,118	1.66%	22,395	2.62%	24,513	2.54%
Total	$2,082	0.68%	$1,387	2.41%	$10,583	2.91%	$40,972	2.54%	$55,024	2.54%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2014	2013
Federal Home Loan Bank stock	$6,020	5,614
Certificates of deposit	99	99
Investment in Trust Preferred subsidiaries	403	403
Total	$6,522	6,116

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2014 and 2013 were $810.8 million and $688.2 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2014 and 2013 were $871.4 million and $733.7 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2014, our loan portfolio included $707.2 million, or 81.2%, of real estate loans. As of December 31, 2013, loans secured by real estate made up 80.6% of our loan portfolio and totaled $591.0 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $95.6 million as of December 31, 2014, of which approximately 35% were in a first lien position, while the remaining balance was second liens, compared to $78.5 million as of December 31, 2013, with approximately 37% in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $87,000 and a loan to value of approximately 72% as of December 31, 2014, compared to an average loan balance of $105,000 and a loan to value of approximately 67% as of December 31, 2013. Further, 0.3% and 0.1% of our total home equity lines of credit were over 30 days past due as of December 31, 2014 and 2013, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2014. Of the $137.8 million in loan growth in 2014, $47.0 million is related to the Greenville market, $41.9 million is related to the Columbia market, and $48.9 million to the Charleston market. In addition, $74.0 million of growth was in consumer related loans, while $63.7 million of growth was in commercial related loans. In addition, the $36.3 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $302,000, a term of eight years, and an average rate of 4.49%.

	December 31,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$191,061	21.9%	$185,129	25.1%	$158,790	24.6%	$149,254	24.9%	$137,696	24.0%
Non-owner occupied RE	183,440	21.1%	166,016	22.5%	165,163	25.6%	164,623	27.5%	163,795	28.6%
Construction	50,995	5.8%	30,906	4.2%	20,347	3.1%	17,841	3.0%	11,319	2.0%
Business	149,986	17.2%	129,687	17.6%	114,169	17.7%	111,831	18.7%	109,351	19.1%
Total commercial loans	575,482	66.0%	511,738	69.4%	458,469	71.0%	443,549	74.1%	422,161	73.7%
Consumer
Real estate	146,859	16.9%	110,590	15.5%	86,559	13.4%	57,798	9.7%	54,076	9.5%
Home equity	95,629	11.0%	78,479	10.6%	77,895	12.1%	82,664	13.8%	79,528	13.9%
Construction	39,226	4.5%	19,888	2.7%	13,749	2.1%	5,546	0.9%	8,550	1.5%
Other	14,250	1.6%	12,961	1.8%	9,277	1.4%	9,077	1.5%	8,077	1.4%
Total consumer loans	295,964	34.0%	221,918	30.6%	187,480	29.0%	155,085	25.9%	150,231	26.3%
Total gross loans, net of deferred fees	871,446	100.0%	733,656	100.0%	645,949	100.0%	598,634	100.0%	572,392	100.0%
Less – allowance for loan losses	(11,752)		(10,213)		(9,091)		(8,925)		(8,386)
Total loans, net	$859,694		$723,443		$636,858		$589,709		$564,006

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2014
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$20,737	98,110	72,214	191,061
Non-owner occupied RE	46,718	104,402	32,320	183,440
Construction	11,923	25,145	13,927	50,995
Business	75,718	65,899	8,369	149,986
Total commercial loans	155,096	293,556	126,830	575,482
Consumer
Real estate	21,571	41,549	83,739	146,859
Home equity	5,645	28,394	61,590	95,629
Construction	13,531	2,073	23,622	39,226
Other	7,278	5,637	1,335	14,250
Total consumer loans	48,025	77,653	170,286	295,964
Total gross loan, net of deferred fees	$203,121	371,209	297,116	871,446
Loans maturing – after one year with
Fixed interest rates				494,058
Floating interest rates				174,267

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2014. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2014 and 2013, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Commercial
Owner occupied RE	$322	1,199	155	1,061	1,183
Non-owner occupied RE	2,344	373	1,255	1,745	3,311
Construction	783	914	1,006	1,314	1,377
Business	1,408	712	202	503	1,781
Consumer
Real estate	457	76	119	476	928
Home equity	188	77	577	386	251
Construction	-	-	-	-	-
Other	1	3	44	-	7
Nonaccruing troubled debt restructurings	1,147	4,983	4,809	4,779	488
Total nonaccrual loans, including nonaccruing TDRs	6,650	8,337	8,167	10,264	9,326
Other real estate owned	3,307	1,198	1,719	3,686	5,629
Total nonperforming assets	$9,957	9,535	$9,886	13,950	14,955
Nonperforming assets as a percentage of:
Total assets	0.97%	1.07%	1.24%	1.82%	2.03%
Gross loans	1.14%	1.30%	1.53%	2.33%	2.61%
Total loans over 90 days past due (1)	$5,735	6,493	5,027	8,854	6,439
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	8,562	8,045	9,421	7,429	-

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2014, nonperforming assets were $10.0 million, or 0.97% of total assets and 1.14% of gross loans. Comparatively, nonperforming assets were $9.5 million, or 1.07% of total assets and 1.30% of gross loans, at December 31, 2013. Nonaccrual loans declined $1.7 million to $6.7 million at December 31, 2014 from $8.3 million at December 31, 2013. During 2014, we added $4.7 million or 12 new loans to nonaccrual while charging off $388,000 or three nonaccrual loans from 2013 and transferring five properties totaling $3.8 million to real estate acquired in settlement of loans. In addition, five loans, or $2.1 million, were either paid off or returned to accrual status during 2014. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2014 and 2013 was approximately $414,000 and $543,000, respectively.

Nonperforming assets include other real estate owned which increased by $2.1 million to $3.3 million at December 31, 2014 from $1.2 million at December 31, 2013. During 2014, we sold two properties for approximately $730,000 and recognized a $70,000 loss on the sales. In addition, we added five properties to other real estate owned during 2014 for $3.2 million, and recorded write-downs on two properties of $320,000. The balance at December 31, 2014 includes six commercial properties for $2.7 million and three residential real estate properties totaling $589,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2014.

At December 31, 2014, 2013 and 2012, the allowance for loan losses represented 176.7%, 122.5%, and 111.3% of the amount of nonaccrual loans, respectively. A significant portion, or 91.5%, of nonaccrual loans at December 31, 2014 are secured by real estate. Our nonaccrual loans have been charged down to approximately 59% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans combined with our charge-offs on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $11.8 million for the year ended December 31, 2014 to be adequate.

As a general practice, most of our loans are originated with relatively short maturities of less than 10 years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using similar credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonaccrual after evaluating the loan’s collateral value and financial strength of its guarantors. Nonaccrual loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases the Bank will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, the Bank will typically seek performance under the guarantee.

In addition, approximately 81% of our loans are collateralized by real estate and over 85% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2014, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2014, impaired loans totaled approximately $15.2 million for which $10.6 million of these loans have a reserve of approximately $5.0 million allocated in the allowance. During 2014, the average recorded investment in impaired loans was approximately $16.4 million. At December 31, 2013, impaired loans totaled approximately $16.4 million for which $14.1 million of these loans had a reserve of approximately $4.7 million allocated in the allowance. During 2013, the average recorded investment in impaired loans was approximately $16.1 million.

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2014, we determined that we had loans totaling $9.7 million, which we considered TDRs. As of December 31, 2013, we had loans totaling $13.0 million, which we considered TDRs. See Notes 1 and 4 to the Consolidated Financial Statements for additional information on TDRs.

Allowance for Loan Losses

At December 31, 2014 and December 31, 2013, the allowance for loan losses was $11.8 million and $10.2 million, respectively, or 1.35% and 1.39% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio decreased primarily as a result of the overall improvement in the credit quality of our loan portfolio during 2014. During the year ended December 31, 2014, our net charged-off loans increased by $283,000 and our total nonaccrual loans decreased by $1.7 million, as compared to the year ended December 31, 2013. See Note 3 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2014.

	Year ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Balance, beginning of period	$10,213	9,091	8,925	8,386	7,760
Provision for loan losses	4,175	3,475	4,550	5,270	5,610
Loan charge-offs:
Commercial
Owner occupied RE	-	(390)	(1,857)	(72)	(143)
Non-owner occupied RE	(2,069)	(249)	(513)	(1,052)	(1,343)
Construction	-	-	-	(67)	-
Business	(645)	(1,664)	(1,230)	(3,243)	(2,982)
Total commercial	(2,714)	(2,303)	(3,600)	(4,434)	(4,468)
Consumer
Real estate	(51)	(22)	(214)	(129)	(235)
Home equity	(87)	(106)	(691)	(175)	(286)
Construction	-	-	-	-	-
Other	(35)	(47)	-	(200)	(171)
Total consumer	(173)	(175)	(905)	(504)	(692)
Total loan charge-offs	(2,887)	(2,478)	(4,505)	(4,938)	(5,160)
Loan recoveries:
Commercial
Owner occupied RE	-	1	4	14	1
Non-owner occupied RE	2	1	42	42	-
Construction	127	-	-	-	-
Business	117	115	27	149	167
Total commercial	246	117	73	205	168
Consumer
Real estate	-	-	2	-	4
Home equity	5	8	32	2	3
Construction	-	-	-	-	-
Other	-	-	14	-	1
Total consumer	5	8	48	2	8
Total recoveries	251	125	121	207	176
Net loan charge-offs	(2,636)	(2,353)	(4,384)	(4,731)	(4,984)
Balance, end of period	$11,752	10,213	9,091	8,925	8,386
Allowance for loan losses to gross loans	1.35%	1.39%	1.41%	1.49%	1.47%
Net charge-offs to average loans	0.33%	0.34%	0.71%	0.81%	0.86%

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

Our retail deposits represented $729.0 million, or 92.4% of total deposits at December 31, 2014, while our out-of-market, or brokered, deposits represented $60.0 million, or 7.6% of our total deposits at December 31, 2014. At December 31, 2013, retail deposits represented $617.0 million, or 90.7% of our total deposits, and brokered CDs were $63.3 million, representing 9.3% of our total deposits, at December 31, 2013. Of the $111.9 million increase in retail deposits during the twelve months ended December 31, 2014, $64.7 million is related to the Greenville market, $10.9 million is related to the Columbia market, and $36.4 million is related to the Charleston market. Our loan-to-deposit ratio was 110%, 108%, and 112% at December 31, 2014, 2013, and 2012, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$124,648	-%	$93,378	-%	$86,080	-%
Interest bearing demand deposits	146,213	0.16%	152,238	0.25%	152,433	0.58%
Money market accounts	188,615	0.33%	139,877	0.32%	107,052	0.41%
Savings accounts	7,911	0.09%	6,308	0.09%	5,271	0.13%
Time deposits less than $100,000	65,957	0.71%	70,144	0.81%	75,148	1.10%
Time deposits greater than $100,000	203,252	0.73%	159,910	0.73%	139,595	1.45%
Total deposits	$736,596	0.38%	$621,855	0.41%	$565,579	0.74%

During the 12 months ended December 31, 2014, our average transaction account balances increased by $75.6 million, or 19.3%, while our average time deposit balances increased by $39.2 million, or 17.0%, due primarily to a $27.8 million increase in average brokered deposits from the previous 12 month period. In addition, during 2014, as our interest-bearing deposits repriced, we were able to reduce the rates we paid on these deposits; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $585.1 million, $481.8 million, and $427.9 million at December 31, 2014, 2013 and 2012, respectively. Included in time deposits of $100,000 or more at December 31, 2014 is $41.3 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.49%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2014	2013
Three months or less	$30,496	25,892
Over three through six months	49,867	28,157
Over six through twelve months	63,848	63,659
Over twelve months	59,614	80,644
Total	$203,825	198,352

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

At December 31, 2014 and 2013, our liquid assets amounted to $41.3 million and $39.2 million, or 4.0% and 4.4% of total assets, respectively. Our investment securities at December 31, 2014 and 2013 amounted to $61.5 million and $73.6 million, or 6.0% and 8.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 40% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 23% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines at December 31, 2014.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2014 was $89.8 million, based on the Bank’s $6.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2014 we had $35.2 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at December 31, 2014. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $83.0 million at December 31, 2014 and $65.7 million at December 31, 2013. The $17.3 million increase during 2014 is due primarily to a public common stock offering for net proceeds of $18.4 million, a private placement stock offering for net proceeds of $5.9 million and net income to common shareholders of $5.7 million, partially offset with the redemption of $15.3 million of preferred stock. As of December 12, 2014, we completed the repurchase of the Series T preferred stock originally issued to the U.S. Department of the Treasury under the TARP Capital Purchase Program.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2014. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2014	2013	2012
Return on average assets	0.69%	0.61%	0.50%
Return on average equity	8.92%	7.88%	6.03%
Return on average common equity	12.03%	8.81%	5.79%
Average equity to average assets ratio	7.76%	7.74%	8.30%
Common equity to assets ratio	8.06%	5.65%	5.99%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of December 31, 2014, our capital ratios exceed these ratios and we remain “well capitalized.”

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 21 to the Consolidated Financial Statements for ratios of the Holding Company.

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
	Actual		minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to risk weighted assets)	$101,716	11.96%	$68,024	8.00%	$85,030	10.00%
Tier 1 Capital (to risk weighted assets)	91,073	10.71%	34,012	4.00%	51,018	6.00%
Tier 1 Capital (to average assets)	91,073	9.08%	40,131	4.00%	50,164	5.00%

As of December 31, 2013
Total Capital (to risk weighted assets)	88,674	12.15%	58,381	8.00%	72,976	10.0%
Tier 1 Capital (to risk weighted assets)	79,538	10.90%	29,191	4.00%	43,786	6.0%
Tier 1 Capital (to average assets)	79,538	9.09%	34,989	4.00%	43,737	5.0%

As of December 31, 2012
Total Capital (to risk weighted assets)	83,763	13.01%	51,498	8.00%	64,372	10.00%
Tier 1 Capital (to risk weighted assets)	75,704	11.76%	25,749	4.00%	38,623	6.00%
Tier 1 Capital (to average assets)	75,704	9.62%	31,492	4.00%	39,366	5.00%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2014, unfunded commitments to extend credit were approximately $167.3 million, of which $52.2 million is at fixed rates and $115.0 million is at variable rates. At December 31, 2013, unfunded commitments to extend credit were $138.7 million, of which approximately $32.6 million was at fixed rates and $106.1 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2014 and 2013, there was a $2.6 million and $3.0 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2014, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	13.89%
Up 200 basis points	8.50%
Up 100 basis points	3.85%
Base	-
Down 100 basis points	(5.44)%
Down 200 basis points	(10.93)%
Down 300 basis points	(14.19)%

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

Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2027. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact the Company’s financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2014.

	December 31, 2014
	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
(dollars in thousands)	One Year	Years	Years	Years	Years	Total
Certificates of deposit	$191,415	49,138	9,900	16,018	-	266,471
FHLB advances and other borrowings	20,000	-	78,000	37,200	-	135,200
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	896	1,026	984	996	3,869	7,771
Total	$212,311	50,164	88,884	54,214	17,272	422,845

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina
March 3, 2015

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,
(dollars in thousands, except share data)	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,862	12,361
Federal funds sold	25,849	8,541
Interest-bearing deposits with banks	5,553	18,301
Total cash and cash equivalents	41,264	39,203
Investment securities:
Investment securities available for sale	55,024	67,440
Other investments	6,522	6,116
Total investment securities	61,546	73,556
Loans held for sale	11,765	3,611
Loans	871,446	733,656
Less allowance for loan losses	(11,752)	(10,213)
Loans, net	859,694	723,443
Bank owned life insurance	22,050	21,383
Property and equipment, net	20,845	19,827
Deferred income taxes, net	5,509	4,938
Other assets	7,192	4,870
Total assets	$1,029,865	890,831
LIABILITIES
Deposits	$788,907	680,319
Federal Home Loan Bank advances and other borrowings	135,200	124,100
Junior subordinated debentures	13,403	13,403
Other liabilities	9,363	7,344
Total liabilities	946,873	825,166
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, 15,299
shares issued and outstanding at December 31, 2013	-	15,299
Common stock, par value $.01 per share, 10,000,000 shares authorized, 6,219,002 and 4,319,750 shares issued and outstanding at December 31, 2014 and 2013,
respectively	62	43
Nonvested restricted stock	(494)	(636)
Additional paid-in capital	68,785	43,585
Accumulated other comprehensive income (loss)	302	(1,348)
Retained earnings	14,337	8,722
Total shareholders’ equity	82,992	65,665
Total liabilities and shareholders’ equity	$1,029,865	890,831

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Interest income
Loans	$38,092	34,242	32,668
Investment securities	1,784	1,813	1,963
Federal funds sold	72	63	67
Total interest income	39,948	36,118	34,698
Interest expense
Deposits	2,820	2,862	4,177
Borrowings	4,088	4,235	4,525
Total interest expense	6,908	7,097	8,702
Net interest income	33,040	29,021	25,996
Provision for loan losses	4,175	3,475	4,550
Net interest income after provision for loan losses	28,865	25,546	21,446
Noninterest income
Loan and mortgage fee income	2,854	1,235	1,044
Service fees on deposit accounts	923	879	767
Income from bank owned life insurance	667	658	632
Gain on sale of investment securities	230	-	363
Other income	1,106	1,030	956
Total noninterest income	5,780	3,802	3,762
Noninterest expenses
Compensation and benefits	14,043	12,302	10,073
Occupancy	2,978	3,056	2,468
Real estate owned activity	647	179	939
Data processing and related costs	2,514	2,406	2,070
Insurance	832	818	1,367
Professional fees	952	858	841
Marketing	774	731	637
Other	2,167	1,462	1,118
Total noninterest expenses	24,907	21,812	19,513
Income before income tax expense	9,738	7,536	5,695
Income tax expense	3,113	2,416	1,833
Net income	6,625	5,120	3,862
Preferred stock dividend	915	771	840
Discount accretion	-	-	360
Redemption of preferred stock	-	(20)	(96)
Net income available to common shareholders	$5,710	4,369	2,758
Earnings per common share
Basic	$1.15	1.02	0.65
Diluted	$1.10	0.98	0.64
Weighted average common shares outstanding
Basic	4,980,595	4,279,992	4,229,928
Diluted	5,199,376	4,458,918	4,339,958

See notes to consolidated financial statements that are an integral part of these consolidated statements. Earnings per share and common shares outstanding have been adjusted to reflect the 10 percent stock dividend in 2013.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Net income	$6,625	5,120	3,862
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	2,731	(3,829)	573
Tax (expense) benefit	(929)	1,303	(195)
Reclassification of realized gain	(230)	-	(363)
Tax expense	78	-	122
Other comprehensive income (loss)	1,650	(2,526)	137
Comprehensive income	$8,275	2,594	3,999

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2011	3,820,830	$38	17,299	$16,596	$(16)	$39,546	$1,041	$5,334	$62,539
Net income	-	-	-	-	-	-	-	3,862	3,862
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	96	(904)
Redemption of CPP Warrant	-	-	-	-	-	(1,100)	-	-	(1,100)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(845)	(845)
Discount accretion	-	-	-	703	-	(343)	-	(360)	-
Proceeds from exercise of stock options	15,336	1	-	-	-	95	-	-	96
Stock dividend on common stock (10%)	388,738	4	-	-	-	3,712	-	(3,716)	-
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(2)	(2)
Issuance of restricted stock	22,500	-	-	-	(175)	175	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	31	-	-	-	31
Compensation expense related to stock options, net of tax	-	-	-	-	-	311	-	-	311
Other comprehensive income	-	-	-	-	-	-	137	-	137
December 31, 2012	4,247,404	43	16,299	16,299	(160)	42,396	1,178	4,369	64,125
Net income	-	-	-	-	-	-	-	5,120	5,120
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	20	(980)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(778)	(778)
Proceeds from exercise of stock options	28,596	-	-	-	-	198	-	-	198
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(9)	(9)
Issuance of restricted stock	43,750	-	-	-	(564)	564	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	88	-	-	-	88
Compensation expense related to stock options, net of tax	-	-	-	-	-	427	-	-	427
Other comprehensive income (loss)	-	-	-	-	-	-	(2,526)	-	(2,526)
December 31, 2013	4,319,750	43	15,299	15,299	(636)	43,585	(1,348)	8,722	65,665
Net income	-	-	-	-	-	-	-	6,625	6,625
Preferred stock transactions:
Redemption of preferred stock	-	-	(15,299)	(15,299)	-	-	-	-	(15,299)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(1,010)	(1,010)
Issuance of common stock	1,855,000	18	-	-	-	24,358	-	-	24,376
Proceeds from exercise of stock options	39,752	1	-	-	-	355	-	-	356
Issuance of restricted stock	4,500	-	-	-	(57)	57	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	199	-	-	-	199
Compensation expense related to stock options, net of tax	-	-	-	-	-	430	-	-	430
Other comprehensive income	-	-	-	-	-	-	1,650	-	1,650
December 31, 2014	6,219,002	$62	-	$-	$(494)	$68,785	$302	$14,337	$82,992

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Operating activities
Net income	$6,625	5,120	3,862
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	4,175	3,475	4,550
Depreciation and other amortization	1,207	1,205	979
Accretion and amortization of securities discounts and premiums, net	375	659	850
Gain on sale of investment securities available for sale	(230)	-	(363)
Loss on sale of real estate owned	70	5	458
Write-down of real estate owned	320	130	419
Compensation expense related to stock options and restricted stock grants	629	515	342
Gain on sale of loans held for sale	(2,699)	(1,088)	-
Loans originated and held for sale	(109,871)	(63,915)	-
Proceeds from sale of loans held for sale	104,416	63,451	-
Increase in cash surrender value of bank owned life insurance	(667)	(658)	(632)
Increase in deferred tax asset	(1,422)	(460)	(297)
Decrease (increase) in other assets, net	(213)	(314)	1,017
Increase in other liabilities, net	2,019	463	690
Net cash provided by operating activities	4,734	8,588	11,875
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(143,585)	(93,473)	(53,279)
Purchase of property and equipment	(2,225)	(2,299)	(2,370)
Purchase of investment securities:
Available for sale	(2,073)	(3,260)	(35,014)
Other investments	(1,800)	(2,025)	-
Payment and maturity of investment securities:
Available for sale	4,928	9,555	12,031
Other investments	1,394	2,218	130
Proceeds from sale of investment securities:
Available for sale	11,917	-	45,143
Other investments	-	1,485	-
Purchase of life insurance policies	-	(2,000)	-
Proceeds from sale of other real estate owned	660	1,740	2,670
Net cash used for investing activities	(130,784)	(88,059)	(30,689)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	108,588	104,020	13,387
Increase (decrease) in note payable	(1,400)	-	1,400
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	12,500	(13,190)	13,190
Cash dividend on preferred stock	(1,010)	(778)	(845)
Redemption of preferred stock	(15,299)	(980)	(1,100)
Issuance of common stock	24,376	-	-
Redemption of CPP warrant	-	-	(904)
Cash in lieu of fractional shares	-	(9)	(2)
Proceeds from the exercise of stock options and warrants	356	198	96
Net cash provided by financing activities	128,111	89,261	25,222
Net increase in cash and cash equivalents	2,061	9,790	6,408
Cash and cash equivalents, beginning of year	39,203	29,413	23,005
Cash and cash equivalents, end of year	$41,264	39,203	29,413
Supplemental information
Cash paid for
Interest	$6,907	7,571	8,669
Income taxes	4,535	2,876	2,129
Schedule of non-cash transactions
Foreclosure of real estate	3,159	1,354	1,580
Unrealized (gain) loss on securities, net of income taxes	(1,802)	2,526	(378)

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2014 and 2013, real estate loans represented 81.1% and 80.6%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2014 and 2013, included in cash and cash equivalents was $5.0 million and $16.9 million, respectively, on deposit to meet Federal Reserve Bank requirements.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2011 tax return year and forward.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2014
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,763	9	215	8,557
SBA securities	5,336	-	182	5,154
State and political subdivisions	16,253	598	51	16,800
Mortgage-backed securities
FHLMC	7,284	60	12	7,332
FNMA	16,846	273	30	17,089
GNMA	84	8	-	92
Total mortgage-backed securities	24,214	341	42	24,513
Total	$54,566	948	490	55,024

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,756	-	1,001	7,755
SBA securities	5,758	-	487	5,271
State and political subdivisions	23,622	331	583	23,370
Mortgage-backed securities
FHLMC	7,596	62	186	7,472
FNMA	23,603	172	363	23,412
GNMA	148	12	-	160
Total mortgage-backed securities	31,347	246	549	31,044
Total	$69,483	577	2,620	67,440

During the second quarter of 2014, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $10.4 million of our mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $230,000. There were no sales of investment securities during 2013.

The amortized costs and fair values of investment securities available for sale at December 31, 2014 and 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2014		2013
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$2,081	2,082	1,507	1,507
Due after one through five years	1,356	1,387	2,121	2,114
Due after five through ten years	10,143	10,583	10,268	10,426
Due after ten years	40,986	40,972	55,587	53,393
	$54,566	55,024	69,483	67,440

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2014
Available for sale
US government agencies	-	$-	$-	2	$7,569	$215	2	$7,569	$215
SBA securities	-	-	-	2	5,154	182	2	5,154	182
State and political subdivisions	-	-	-	7	3,488	51	7	3,488	51
Mortgage-backed
FHLMC	1	731	1	1	2,472	11	2	3,203	12
FNMA	2	3,676	10	1	2,284	20	3	5,960	30
	3	$4,407	$11	13	$20,967	$479	16	$25,374	$490
As of December 31, 2013
Available for sale
US government agencies	3	$7,755	$1,001	-	$-	$-	3	$7,755	$1,001
SBA securities	-	-	-	2	5,271	487	2	5,271	487
State and political subdivisions	22	8,482	364	9	3,705	219	31	12,187	583
Mortgage-backed
FHLMC	3	5,006	186	-	-	-	3	5,006	186
FNMA	7	11,140	363	-	-	-	7	11,140	363
	35	$32,383	$1,914	11	$8,976	$706	46	$41,359	$2,620

At December 31, 2014, the Company had three individual investments with a fair market value of $4.4 million that were in an unrealized loss position for less than 12 months and 13 individual investments with a fair market value of $21.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2014	2013
Federal Home Loan Bank stock	$6,020	5,614
Certificates of deposit	99	99
Investment in Trust Preferred subsidiaries	403	403
	$6,522	6,116

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2014 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2014, $21.8 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $12.9 million was pledged to secure client deposits. At December 31, 2013, $22.0 million of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $25.0 million was pledged to secure client deposits.

NOTE 3 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Low Country regions of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 81.1% of total loans at December 31, 2014. Commercial loans comprise 60.2% of total real estate loans and consumer loans account for 39.8%. Commercial real estate loans are further categorized into owner occupied which represents 21.9% of total loans and non-owner occupied loans represent 21.1%. Commercial construction loans represent only 5.8% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2014, approximately $93.4 million, or 10.7% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 100 loans totaling approximately $40.5 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.8 million and $1.3 million as of December 31, 2014 and December 31, 2013, respectively.

	December 31,
(dollars in thousands)		2014		2013
Commercial
Owner occupied	$191,061	21.9%	$185,129	25.2%
Non-owner occupied	183,440	21.1%	166,016	22.6%
Construction	50,995	5.8%	30,906	4.2%
Business	149,986	17.2%	129,687	17.7%
Total commercial loans	575,482	66.0%	511,738	69.7%
Consumer
Residential	146,859	16.9%	110,590	15.1%
Home equity	95,629	11.0%	78,479	10.7%
Construction	39,226	4.5%	19,888	2.7%
Other	14,250	1.6%	12,961	1.8%
Total consumer loans	295,964	34.0%	221,918	30.3%
Total gross loans, net of deferred fees	871,446	100.0%	733,656	100.0%
Less – allowance for loan losses	(11,752)		(10,213)
Total loans, net	$859,694		$723,443

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2014	2013
Variable rate loans	$227,232	223,764
Fixed rate loans	644,214	509,892
	$871,446	733,656

At December 31, 2014, approximately $241.1 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

●

Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●

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

●

Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

	December 31, 2014
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$190,801	180,577	50,212	148,317	569,907
30-59 days past due	-	49	-	35	84
60-89 days past due	-	246	-	155	401
Greater than 90 days	260	2,568	783	1,479	5,090
	$191,061	183,440	50,995	149,986	575,482

	December 31, 2013
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$183,609	161,758	29,992	128,883	504,242
30-59 days past due	791	859	-	44	1,694
60-89 days past due	-	-	-	-	-
Greater than 90 days	729	3,399	914	760	5,802
	$185,129	166,016	30,906	129,687	511,738

As of December 31, 2014 and 2013, loans 30 days or more past due represented 0.73% and 1.30% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.64% and 1.02% as of December 31, 2014 and 2013, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2014
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$184,158	173,711	48,140	140,432	546,441
Special Mention	5,035	3,376	129	4,715	13,255
Substandard	1,868	6,353	2,726	4,839	15,786
Doubtful	-	-	-	-	-
	$191,061	183,440	50,995	149,986	575,482

	December 31, 2013
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$176,320	147,378	27,797	120,254	471,749
Special Mention	5,563	7,987	-	3,629	17,179
Substandard	3,246	10,651	3,109	5,804	22,810
Doubtful	-	-	-	-	-
	$185,129	166,016	30,906	129,687	511,738

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$146,362	95,311	39,226	14,247	294,146
30-59 days past due	40	-	-	-	40
60-89 days past due	-	130	-	3	133
Greater than 90 days	457	188	-	-	645
	$146,859	95,629	39,226	14,250	295,964

	December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Current	$108,703	78,402	19,888	12,877	219,870
30-59 days past due	806	-	-	84	890
60-89 days past due	467	-	-	-	467
Greater than 90 days	614	77	-	-	691
	$110,590	78,479	19,888	12,961	221,918

Consumer loans 30 days or more past due were 0.09% and 0.28% as of December 31, 2014 and 2013, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2014
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$144,070	91,084	39,226	14,013	288,393
Special Mention	953	3,268	-	139	4,360
Substandard	1,836	1,277	-	98	3,211
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$146,859	95,629	39,226	14,250	295,964

	December 31, 2013
	Real estate	Home equity	Construction	Other	Total
Pass	$106,693	75,304	19,888	12,641	214,526
Special Mention	1,455	2,176	-	212	3,843
Substandard	2,442	999	-	108	3,549
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$110,590	78,479	19,888	12,961	221,918

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

		December 31,
(dollars in thousands)	2014	2013
Commercial
Owner occupied RE	$322	1,199
Non-owner occupied RE	2,344	373
Construction	783	914
Business	1,408	712
Consumer
Real estate	457	76
Home equity	188	77
Construction	-	-
Other	1	3
Nonaccruing troubled debt restructurings	1,147	4,983
Total nonaccrual loans, including nonaccruing TDRs	6,650	8,337
Other real estate owned	3,307	1,198
Total nonperforming assets	$9,957	9,535
Nonperforming assets as a percentage of:
Total assets	0.97%	1.07%
Gross loans	1.14%	1.30%
Total loans over 90 days past due	$5,735	6,493
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	8,562	8,045

Foregone interest income on the nonaccrual loans for the year ended December 31, 2014 was approximately $414,000 and approximately $543,000 for the same period in 2013.

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

		December 31, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,122	1,122	1,060	371
Non-owner occupied RE	5,813	4,522	2,777	801
Construction	5,268	2,726	1,315	324
Business	5,385	4,565	3,528	2,464
Total commercial	17,588	12,935	8,680	3,960
Consumer
Real estate	1,620	1,620	1,299	585
Home equity	347	347	347	191
Construction	-	-	-	-
Other	310	310	310	310
Total consumer	2,277	2,277	1,956	1,086
Total	$19,865	15,212	10,636	5,046

		December 31, 2013
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,935	1,935	1,666	333
Non-owner occupied RE	5,957	5,622	6,125	1,441
Construction	4,612	1,870	1,855	246
Business	5,494	4,684	2,807	1,813
Total commercial	17,998	14,111	12,453	3,833
Consumer
Real estate	1,829	1,807	1,447	704
Home equity	239	239	239	188
Construction	-	-	-	-
Other	225	225	4	4
Total consumer	2,293	2,271	1,690	896
Total	$20,291	16,382	14,143	4,729

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
		2014		2013		2012
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,568	47	1,519	47	3,881	17
Non-owner occupied RE	5,693	104	5,932	261	5,811	392
Construction	1,977	75	2,054	57	2,127	66
Business	4,522	154	4,521	189	3,880	84
Total commercial	13,760	380	14,026	554	15,699	559
Consumer
Real estate	2,094	53	1,186	100	1,397	44
Home equity	251	10	610	8	518	12
Construction	-	-	-	-	-	-
Other	282	13	234	9	240	14
Total consumer	2,627	76	2,030	117	2,155	70
Total	$16,387	456	16,056	671	17,854	629

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Balance, beginning of period	$10,213	9,091	8,925
Provision for loan losses	4,175	3,475	4,550
Loan charge-offs:
Commercial
Owner occupied RE	-	(390)	(1,857)
Non-owner occupied RE	(2,069)	(249)	(513)
Construction	-	-	-
Business	(645)	(1,664)	(1,230)
Total commercial	(2,714)	(2,303)	(3,600)
Consumer
Real estate	(51)	(22)	(214)
Home equity	(87)	(106)	(691)
Construction	-	-	-
Other	(35)	(47)	-
Total consumer	(173)	(175)	(905)
Total loan charge-offs	(2,887)	(2,478)	(4,505)
Loan recoveries:
Commercial
Owner occupied RE	-	1	4
Non-owner occupied RE	2	1	42
Construction	127	-	-
Business	117	115	27
Total commercial	246	117	73
Consumer
Real estate	-	-	2
Home equity	5	8	32
Construction	-	-	-
Other	-	-	14
Total consumer	5	8	48
Total recoveries	251	125	121
Net loan charge-offs	(2,636)	(2,353)	(4,384)
Balance, end of period	$11,752	10,213	9,091

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

			Year ended December 31, 2014
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,239	1,974	-	10,213
Provision	2,445	1,730	-	4,175
Loan charge-offs	(2,714)	(173)	-	(2,887)
Loan recoveries	246	5	-	251
Net loan charge-offs	(2,468)	(168)	-	(2,636)
Balance, end of period	$8,216	3,536	-	11,752

			Year ended December 31, 2013
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$7,981	1,110	-	9,091
Provision	2,444	1,031	-	3,475
Loan charge-offs	(2,303)	(175)	-	(2,478)
Loan recoveries	117	8	-	125
Net loan charge-offs	(2,186)	(167)	-	(2,353)
Balance, end of period	$8,239	1,974	-	10,213

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	December 31, 2014
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,960	1,086	5,046	12,935	2,277	15,212
Collectively evaluated	4,256	2,450	6,706	562,547	293,687	856,234
Total	$8,216	3,536	11,752	575,482	295,964	871,446

					December 31, 2013
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,833	896	4,729	14,111	2,271	16,382
Collectively evaluated	4,406	1,078	5,484	497,627	219,647	717,274
Total	$8,239	1,974	10,213	511,738	221,918	733,656

NOTE 4 – Troubled Debt Restructurings

At December 31, 2014, we had 37 loans totaling $9.7 million and at December 31, 2013 we had 34 loans totaling $13.0 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. To date, we have restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2014
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Non-owner occupied RE	-	-	-	2	2	$275	$285
Construction	1	-	-	-	1	1,292	1,412
Business	1	-	-	2	3	263	263
Consumer
Real estate	-	-	1	-	1	116	116
Other	2	-	-	-	2	126	126
Total loans	4	-	1	4	9	$2,072	$2,202

	For the year ended December 31, 2013
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Non-owner occupied RE	1	-	-	-	1	$276	$321
Business	9	-	-	-	9	1,805	1,885
Consumer
Real estate	1	-	-	-	1	831	835
Other	1				1	4	4
Total loans	12	-	-	-	12	$2,916	$3,045

The following table summarizes loans modified as TDRs at December 31, 2014 and 2013 for which there was a payment default (60 days past due) within 12 months of the restructuring date.

	For the year ended December 31, 2014
	Number of	Recorded
(dollars in thousands)	loans	investment
Commercial
Non-owner occupied RE	1	$246
Total loans	1	$246

	For the year ended December 31, 2013
	Number of	Recorded
(dollars in thousands)	loans	investment
Consumer
Real estate	1	$579
Total loans	1	$579

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

		December 31,
(dollars in thousands)	2014	2013
Land	$4,862	4,862
Buildings	14,714	12,976
Leasehold Improvements	1,650	1,628
Furniture and equipment	6,139	5,451
Software	385	337
Construction in process	30	301
	27,780	25,555
Accumulated depreciation	(6,935)	(5,728)
Total property and equipment	$20,845	19,827

Construction in process at December 31, 2014 includes various consulting and architect fees related to the Charleston, South Carolina office, while the December 31, 2013 balance includes various costs related to the construction of the new Mt. Pleasant, South Carolina office. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.2 million, and $979,000, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2014, other real estate owned included nine properties totaling $3.3 million, compared to $1.2 million at December 31, 2013. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2014	2013
Balance, beginning of year	$1,198	1,719
Additions	3,159	1,354
Sales	(730)	(1,745)
Write-downs	(320)	(130)
Balance, end of year	$3,307	1,198

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

		December 31,
(dollars in thousands)	2014	2013
Non-interest bearing	$139,902	101,971
Interest bearing:
NOW accounts	149,137	153,376
Money market accounts	224,733	151,759
Savings	8,664	6,671
Time, less than $100,000	62,646	68,190
Time, $100,000 and over	203,825	198,352
Total deposits	$788,907	680,319

At December 31, 2014 and 2013, time deposits greater than $250,000 were $121.8 million and $113.7 million, respectively.

Also, at December 31, 2014 and 2013, the Company had approximately $60.0 million and $63.3 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $1.5 million, $1.5 million, and $2.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2015	$191,415
2016	49,138
2017	9,900
2018	12,152
2019 and after	3,866
$266,471

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2014 and 2013, the Company had $135.2 million and $124.1 million, respectively, in FHLB advances and other borrowings. Of the $135.2 million outstanding at December 31, 2014, FHLB advances represented $116.0 million and securities sold under structured agreements to repurchase represented $19.2 million. At December 31, 2013, FHLB advances represented $103.5 million, repurchase agreements represented $19.2 million, and a line of credit represented $1.4 million.

The FHLB advances are secured with approximately $241.1 million of mortgage loans and $6.0 million of stock in the FHLB. During the first quarter of 2014, the Company restructured five FHLB advances totaling $59.5 million. In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance will not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance is considered to be a restructuring and no gain or loss was recorded in the transaction. The original FHLB advances had a weighted rate of 2.31% and an average remaining life of 40 months. Under the modified arrangement, the $59.5 million in FHLB advances have a weighted average rate of 2.22% and an average remaining life of 43 months. Under a similar scenario in 2013, the Company restructured one FHLB advance totaling $5.0 million with a weighted average rate of 4.07% and average remaining life of 45 months under their original terms. Following the restructure, the weighted average rate of the advance was 3.05% and the remaining average life was 60 months.

Listed below is a summary of the terms and maturities of the advances at December 31, 2014 and 2013. As of December 31, 2014, $51.5 million of the Company’s advances were at fixed rates, while $64.5 million were at floating rates. In addition, a number of the advances are callable and subject to repricing during 2015 at the option of the FHLB.

				December 31,
(dollars in thousands)		2014		2013
Maturity	Amount	Rate	Amount	Rate
September 2, 2014	$-	-	$7,500	2.29%
January 30, 2015	20,000	0.17%	-	-
October 18, 2016	-	-	7,000	2.30%
October 18, 2016	-	-	7,500	2.47%
October 19, 2016	-	-	10,000	2.03%
October 19, 2016	-	-	20,000	1.60%
February 13, 2017	7,500	4.38%	7,500	4.38%
April 18, 2017	7,000	2.08%	-	-
April 18, 2017	7,500	2.26%	-	-
April 19, 2017	20,000	1.51%	-	-
April 19, 2017	10,000	1.89%	-	-
July 11, 2017	9,000	4.49%	9,000	4.49%
July 24, 2017	5,000	4.25%	5,000	4.25%
January 30, 2018	5,000	2.92%	5,000	2.92%
February 15, 2019	10,000	4.47%	10,000	4.47%
April 10, 2019	15,000	3.44%	15,000	3.38%
	$116,000	2.49%	$103,500	2.98%

At December 31, 2014 and 2013, the Company had four structured debt agreements secured by approximately $21.8 million of various investment securities. While these agreements are at fixed rates, they each have callable features and are subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

(dollars in thousands)
Maturity	Amount	Rate
September 18, 2017	$10,000	3.63%
December 17, 2017	2,000	3.65%
March 14, 2018	3,600	2.75%
September 15, 2018	3,600	2.55%
	$19,200	3.26%

The Company also has an unsecured, interest only line of credit for $10 million with another financial institution which was unused at December 31, 2014. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%. The line of credit matures on June 6, 2017. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 9 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2014, the interest rate was 3.35% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures. Amortization of debt issuance costs totaled $0 for the year ended December 31, 2014, $9,000 for the year ended December 31, 2013, and $18,000 for the year ended December 31, 2012, respectively, and are included in borrowings interest expense.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2014, the interest rate was 1.70% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 10 – Unused Lines of Credit

At December 31, 2014, the Company had three lines of credit to purchase federal funds that totaled $45.0 million which were unused at December 31, 2014. The lines of credit are available on a one to ten day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $89.8 million in additional borrowings at December 31, 2014.

NOTE 11 – Fair Value Accounting

FASB ASC 820, “Fair Value Measurement and Disclosures Topic,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Loans Held for Sale
Loans held for sale include mortgage loans and are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

	December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,557	-	8,557
SBA securities	-	5,154	-	5,154
State and political subdivisions	-	16,800	-	16,800
Mortgage-backed securities	-	24,513	-	24,513
Total assets measured at fair value on a recurring basis	$-	55,024	-	55,024

			December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	7,755	-	7,755
SBA securities	-	5,271	-	5,271
State and political subdivisions	-	23,370	-	23,370
Mortgage-backed securities	-	31,044	-	31,044
Total assets measured at fair value on a recurring basis	$-	67,440	-	67,440

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2014. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

			December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,461	705	10,166
Other real estate owned	-	3,040	267	3,307
Total assets measured at fair value on a nonrecurring basis	$-	12,501	972	13,473

			December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	10,495	1,158	11,653
Other real estate owned	-	1,085	113	1,198
Total assets measured at fair value on a nonrecurring basis	$-	11,580	1,271	12,851

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	Appraised Value/	Discounts to appraisals or cash	0-25%
	Discounted Cash Flows	flows for estimated holding and/or
selling costs or age of appraisal
Other real estate owned	Appraised Value/	Discounts to appraisals for	0-25%
	Comparable Sales	estimated holding or selling costs

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

The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 are as follows:

				December 31, 2014
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$41,264	41,264	41,264	-	-
Other investments, at cost	6,522	6,522	-	-	6,522
Loans held for sale	11,765	11,765	-	11,765	-
Loans, net	859,694	860,215	-	9,461	850,754
Financial Liabilities:
Deposits	788,907	748,497	-	748,497	-
FHLB and other borrowings	135,200	144,156	-	144,156	-
Junior subordinated debentures	13,403	6,823	-	6,823	-

				December 31, 2013
	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$39,203	39,203	39,203	-	-
Other investments, at cost	6,116	6,116	-	-	6,116
Loans held for sale	3,611	3,611	-	3,611	-
Loans, net	723,443	732,328	-	10,676	721,652
Financial Liabilities:
Deposits	680,319	643,399	-	550,988	-
FHLB and other borrowings	124,100	135,411	-	135,411	-
Junior subordinated debentures	13,403	5,145	-	5,145	-

NOTE 12 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2014, 2013 and 2012, 109,303, 34,624, and 74,802 options, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. All earnings per share amounts have been restated to reflect the 10% stock dividends issued in January 2012 and 2013.

			December 31,
	(dollars in thousands, except share data)	2014	2013	2012
	Numerator:
	Net income	$6,625	5,120	3,862
Less:	Preferred stock dividends	915	771	840
	Discount accretion	-	-	360
Add:	Redemption of preferred stock	-	20	96
	Net income available to common shareholders	$5,710	4,369	2,758
	Denominator:
	Weighted-average common shares outstanding - basic	4,980,595	4,279,992	4,229,928
	Common stock equivalents	218,781	178,926	110,030
	Weighted-average common shares outstanding - diluted	5,199,376	4,458,918	4,339,958
	Earnings per common share:
	Basic	$1.15	1.02	0.65
	Diluted	$1.10	0.98	0.64

NOTE 13 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with seven executive and senior vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $1.9 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, including a base monthly charge of approximately $102,000 and certain termination fees.

At December 31, 2014, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2015	$896
2016	1,026
2017	984
2018	996
2019	1,004
Thereafter	2,865
$7,771

Lease expense for the years ended December 31, 2014, 2013, and 2012, totaled $811,000, $800,000, and $728,000, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2014, management believes there is no material litigation pending.

NOTE 14 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Current income taxes:
Federal	$4,238	2,747	2,031
State	297	129	98
Total current tax expense	4,535	2,876	2,129
Deferred income tax benefit	(1,422)	(460)	(296)
Income tax expense	$3,113	2,416	1,833

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Tax expense at statutory rate	$3,311	2,562	1,936
Effect of state income taxes	196	85	65
Exempt income	(170)	(199)	(168)
Other	(224)	(32)	-
Income tax expense	$3,113	2,416	1,833

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,996	3,472
Unrealized loss on securities available for sale	-	695
Net deferred loan fees	599	450
Interest on nonaccrual loans	957	627
Deferred compensation	953	833
Sale of real estate owned	198	199
Other	279	297
	6,982	6,573
Deferred tax liabilities:
Property and equipment	1,191	1,225
Unrealized gain on securities available for sale	156	-
Other	126	410
	1,473	1,635
Net deferred tax asset	$5,509	4,938

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

A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
(dollars in thousands)	2014	2013
Balance, beginning of year	$23,522	17,469
New loans	9,703	25,824
Less loan payments	(13,032)	(19,771)
Balance, end of year	$20,193	23,522

Deposits by officers and directors and their related interests at December 31, 2014 and 2013, were $4.9 million and $2.5 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $5,388. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Also, the Company contracts with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $32,000, $30,000, and $44,000 for these services during 2014, 2013, and 2012, respectively.

The Company also purchases various signage for its retail offices from a local vendor for which one of the Company’s directors acted as chairman of the board. The Company paid approximately $41,000, $166,000 and $31,000 to the vendor for the years ended December 31, 2014, 2013, and 2102, respectively.

The Company is of the opinion that the lease payments, consulting fees, and signage costs represent market costs that could have been obtained in similar “arms length” transactions.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2014, unfunded commitments to extend credit were approximately $167.3 million, of which $52.2 million is at fixed rates and $115.1 million is at variable rates. At December 31, 2013, unfunded commitments to extend credit were approximately $138.7 million, of which $32.6 million is at fixed rates and $106.1 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2014 and 2013, there was a $2.6 million and $3.0 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2014, 2013, and 2012 amounted to $263,000, $235,000, and $195,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 16 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The plan provides retirement income for these officers. As of December 31, 2014 and 2013, the Company had an accrued benefit obligation of $2.8 million and $2.5 million, respectively. The Company incurred expenses related to this plan of $352,000, $753,000, and $497,000 in 2014, 2013, and 2012, respectively.

NOTE 18 – Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee directors. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option and restricted stock awards.

The Company’s 2000 and 2010 stock incentive programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Stock option expense	$430	427	311
Restricted stock grant expense	199	88	31
Total stock-based compensation expense	$629	515	342

Stock Options
On March 21, 2000, the Company adopted a stock option plan under which the Board could grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date, but expired or forfeited options may be reissued. Under the terms of the Plan any awards remaining and granted after March 2010 are accounted for as non-qualified stock options. As of January 2011, all available options under the Plan had been granted.

On May 18, 2010, the Company adopted the 2010 Incentive Plan, making available for issuance 366,025 stock options (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The options may be exercised at an option price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. On May 20, 2014, the Company amended the 2010 Incentive Plan to add an additional 200,000 shares of common stock to be issuable as stock options, for a total of 566,025 shares.

A summary of the status of the stock option plan and changes for the period (adjusted for the stock dividends in 2012, and 2013) are presented below:

	For the years ended December 31,
	2014			2013			2012
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of
year	617,181	$7.05		556,474	$6.72		455,698	$6.76
Granted	82,550	13.44		90,300	9.05		120,615	6.31
Exercised	(39,752)	8.94		(28,596)	6.49		(17,867)	5.36
Forfeited or expired	-	-		(997)	6.49		(1,972)	5.17
Outstanding at end of year	659,979	$7.75	6.2 years	617,181	$7.05	6.5 years	556,474	$6.72	6.9 years
Options exercisable at year-end	432,055	$6.74	5.2 years	346,509	$7.05	5.5 years	257,290	$7.57	5.5 years
Weighted average fair value of
options granted during the year		$7.15			$5.48			$3.82
Shares available for grant	262,237			140,525			229,616

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 659,979 and 617,181 stock options outstanding at December 31, 2014 and 2013 was $6.1 million and $3.9 million, respectively. The aggregate intrinsic value of 432,055 and 346,509 stock options exercisable at December 31, 2014 and 2013 was $4.4 million and $2.2 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2014	2013	2012
Dividend yield	-	-	-
Expected life	7 years	10 years	10 years
Expected volatility	49.90%	43.74%	44.04%
Risk-free interest rate	2.29%	1.78%	1.86%

At December 31, 2014, there was $798,000 of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock option grants that vested during 2014, 2013, and 2012 was $3.30, $2.81 and $2.83, respectively.

Restricted Stock Grants
In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. Under the restricted stock plan, 13,310 shares of restricted stock (adjusted for the stock dividends in 2011 and 2012) were authorized for issuance. As of December 31, 2012 all shares of restricted stock, authorized under the plan had been granted. In May 2010, the Company adopted the 2010 Incentive Plan which included a provision for the issuance of 79,860 shares of restricted stock (adjusted for all subsequent stock dividends). As of December 31, 2014, there were 14,049 shares of restricted stock available for grant.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2014, 2013, and 2012 (adjusted for the stock dividends in 2012 and 2013) is as follows:

	December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	64,650	$10.92	28,119	$6.76	3,025	$6.53
Granted	4,500	14.15	43,750	12.91	25,850	6.78
Vested	(18,156)	10.46	(7,219)	6.76	(756)	6.53
Forfeited	-	-	-	-	-	-
Nonvested at end of year	50,994	$11.37	64,650	$10.92	28,119	$6.76

At December 31, 2014, there was $501,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 19 – Preferred and Common Stock

On February 27, 2009, as part of the Capital Purchase Program (“CPP”), the Company sold 17,299 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and a warrant to purchase 399,970.34 shares of the Company’s common stock (the “Warrant”) to the U.S. Department of the Treasury (the “Treasury”) for an aggregate purchase price of $17.3 million in cash. The Series T Preferred Stock qualified as Tier 1 capital and was entitled to cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, beginning on February 27, 2014. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $6.487 per share of the common stock.

On June 28, 2012, the Treasury sold its Series T Preferred Stock through a public offering structured as a modified Dutch auction. The Company was successful in repurchasing 1,000 shares of the 17,299 shares of Series T Preferred Stock outstanding through the auction process, and the remaining 16,299 shares of Series T Preferred Stock held by the Treasury were sold to unrelated third-parties through the auction process. Included in the September 30, 2012 operating results are approximately $130,000 of costs incurred by the Company related to the offering. These costs are not tax-deductible. The net balance sheet impact was a reduction to shareholders’ equity of $904,000 which is comprised of a decrease in Series T Preferred Stock of $1.0 million and a $96,000 increase to retained earnings related to the discount on the shares repurchased.

On July 25, 2012, the Company completed its repurchase of the Warrant from the Treasury for a mutually agreed upon price of $1.1 million. The difference between the fair value of the Warrant, as originally recorded, and the $1.1 million repurchase price was $343,000 which resulted in a decrease to additional paid in capital. The Company also recorded the remaining accretion of $180,000 on the Series T Preferred Stock which brought the Preferred Stock to its par value. Following the settlement of the Warrant on July 25, 2012, the Treasury completely eliminated its equity stake in the Company through the Capital Purchase Program.

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

On November 12, 2014, the Company issued 1,380,000 shares of its common stock at $14.40 per share at a public offering, including 180,000 shares which were sold to the underwriter pursuant to an option to purchase additional shares to cover any over-allotments. The net proceeds from the offering totaled approximately $18.4 million, after deducting the underwriting discount as well as estimated offering expenses payable by the Company.

Using proceeds from the public offering, on December 12, 2014, the Company completed the repurchase of the remaining 11,242 shares of Series T preferred stock outstanding at $1,000 par value from third party investors who bought the shares in the Dutch auction conducted by the Treasury. As of December 31, 2014, the Company has no shares of preferred stock outstanding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2014, that the Company and Bank exceed all well capitalized requirements to which they are subject.

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2014 and 2013.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
		Actual		minimum	provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
The Bank
Total Capital (to risk weighted assets)	$101,716	11.96%	68,024	8.00%	85,030	10.00%
Tier 1 Capital (to risk weighted assets)	91,073	10.71%	34,012	4.00%	51,018	6.00%
Tier 1 Capital (to average assets)	91,073	9.08%	40,131	4.00%	50,164	5.00%
The Company
Total Capital (to risk weighted assets)	106,333	12.51%	68,024	8.0%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	95,690	11.25%	34,012	4.0%	n/a	n/a
Tier 1 Capital (to average assets)	95,690	9.52%	40,223	4.0%	n/a	n/a
As of December 31, 2013
The Bank
Total Capital (to risk weighted assets)	$88,674	12.15%	58,381	8.00%	72,976	10.00%
Tier 1 Capital (to risk weighted assets)	79,538	10.90%	29,191	4.00%	43,786	6.00%
Tier 1 Capital (to average assets)	79,538	9.09%	34,989	4.00%	43,737	5.00%
The Company
Total Capital (to risk weighted assets)	89,149	12.22%	58,381	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	80,013	10.96%	29,191	4.00%	n/a	n/a
Tier 1 Capital (to average assets)	80,013	9.13%	35,063	4.00%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2014	2013
Assets
Cash and cash equivalents	$2,459	15
Investment in subsidiaries	91,778	78,593
Other assets	2,163	1,876
Total assets	$96,400	80,484
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$5	16
Other borrowings	-	1,400
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	82,992	65,665
Total liabilities and shareholders’ equity	$96,400	80,484

Condensed Statements of Income

	For the years ended December 31,
	2014	2013	2012
Revenues
Interest income	$6	-	-
Total revenue	-	-	-
Expenses
Interest expense	420	416	406
Other expenses	630	514	342
Total expenses	1,050	930	748
Income tax benefit	234	316	254
Loss before equity in undistributed net income of subsidiaries	(810)	(614)	(494)
Equity in undistributed net income of subsidiaries	7,435	5,734	4,356
Net income	$6,625	5,120	3,862

Condensed Statements of Cash Flows

	For the years ended December 31,
	2014	2013	2012
Operating activities
Net income	$6,625	5,120	3,862
Adjustments to reconcile net income to net cash used for
operating activities
Equity in undistributed net income of subsidiaries	(7,435)	(5,734)	(4,356)
Compensation expense related to stock options and restricted stock grants	629	515	341
Increase in other assets	(287)	(298)	(241)
Increase (decrease) in accounts payable and accrued expenses	(11)	(1)	11
Net cash used for operating activities	(479)	(398)	(383)
Investing activities
Investment in subsidiaries, net	(4,100)	1,900	1,804
Net cash provided by (used for) investing activities	(4,100)	1,900	1,804
Financing activities
Increase (decrease) in note payable	(1,400)	-	1,400
Cash dividend on preferred stock	(1,010)	(778)	(845)
Redemption of preferred stock	(15,299)	(980)	(1,100)
Issuance of common stock	24,376	-	-
Redemption of CPP Warrant	-	-	(904)
Cash in lieu	-	(9)	(2)
Proceeds from the exercise of stock options and warrants	356	198	96
Net cash provided by (used for) financing activities	7,023	(1,569)	(1,355)
Net increase (decrease) in cash and cash equivalents	2,444	(67)	66
Cash and cash equivalents, beginning of year	15	82	16
Cash and cash equivalents, end of year	$2,459	15	82

NOTE 23 – Selected Condensed Quarterly Financial Data (Unaudited)

	2014
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$9,344	9,790	10,253	10,560
Interest expense	1,700	1,720	1,762	1,726
Net interest income	7,644	8,070	8,491	8,834
Provision for loan losses	1,000	950	1,325	900
Noninterest income	969	1,518	1,560	1,733
Noninterest expenses	5,769	6,315	6,066	6,756
Income before income tax expense	1,844	2,323	2,660	2,911
Income tax expense	594	757	834	928
Net income	1,250	1,566	1,826	1,983
Preferred stock dividends	193	253	253	217
Net income available to common shareholders	$1,057	1,313	1,573	1,766
Earnings per common share
Basic	$0.23	0.28	0.33	0.32
Diluted	$0.22	0.26	0.31	0.30
Weighted average common shares outstanding
Basic	4,672,270	4,825,588	4,829,514	5,586,620
Diluted	4,877,448	5,029,724	5,046,487	5,835,002

	2013
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,743	8,912	9,100	9,363
Interest expense	1,865	1,782	1,737	1,714
Net interest income	6,878	7,130	7,363	7,649
Provision for loan losses	1,125	750	775	825
Noninterest income	882	878	1,055	987
Noninterest expenses	5,230	5,301	5,510	5,771
Income before income tax expense	1,405	1,957	2,133	2,040
Income tax expense	444	657	714	601
Net income	961	1,300	1,419	1,439
Preferred stock dividends	197	191	191	191
Redemption of preferred stock	20	-	-	-
Net income available to common shareholders	$784	1,109	1,228	1,248
Earnings per common share
Basic	$0.18	0.26	0.29	0.29
Diluted	$0.18	0.25	0.27	0.27
Weighted average common shares outstanding
Basic	4,262,330	4,269,097	4,271,652	4,316,890
Diluted	4,371,324	4,423,141	4,490,026	4,551,182

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2014 and 2013
		Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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

SOUTHERN FIRST BANCSHARES, INC.

Date:	March 3, 2015	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 3, 2015
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer	March 3, 2015
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 3, 2015
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 3, 2015
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 3, 2015
Leighton M. Cubbage

/s/David G. Ellison	Director	March 3, 2015
David G. Ellison

/s/Anne S. Ellefson	Director	March 3, 2015
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	March 3, 2015
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	March 3, 2015
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnston, III, M.D.	Director	March 3, 2015
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 3, 2015
James B. Orders, III

/s/William B. Sturgis	Director	March 3, 2015
William B. Sturgis

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 3, 2009).
3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).
4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed March 3, 2009).*
10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*
10.2	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed for the period ended September 30, 2008).*
10.3	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*
10.4	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*
10.5	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*
10.6	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*
10.7	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).
10.8	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).
10.9	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).
10.10	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*
10.11	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*
10.12	Frederick Gilmer, III Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed October 3, 2013).*
10.13	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.14	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*
10.15	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*
10.16	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*
10.17	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*
10.18	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*
10.19	Frederick Gilmer, III Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 3, 2013).*
10.20	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*
10.21	Form of Securities Purchase Agreement dated as of January 27, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2014).
10.22	Form of Registration Rights Agreement dated as of January 27, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2014).*
10.23	Loan Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2014).
10.24	Revolving Promissory Note dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 9, 2014).
10.25	Stock Pledge Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed June 9, 2014).
21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (iv) Notes to Consolidated Financial Statements.
____________________

*	Management contract or compensatory plan or arrangement