Form 10-Q
period 2015-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2015-05-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,230,820 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 28, 2015.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2015 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2015	2014
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 12,674	9,862
Interest-bearing deposits with banks	6,413	25,849
Federal funds sold	32,637	5,553
Total cash and cash equivalents	51,724	41,264
Investment securities:
Investment securities available for sale	48,526	55,024
Other investments	5,507	6,522
Total investment securities	54,033	61,546
Loans held for sale	14,844	11,765
Loans	909,321	871,446
Less allowance for loan losses	(12,241)	(11,752)
Loans, net	897,080	859,694
Bank owned life insurance	22,216	22,050
Property and equipment, net	20,718	20,845
Deferred income taxes	5,578	5,509
Other assets	6,444	7,192
Total assets	$1,072,637	1,029,865
LIABILITIES
Deposits	$850,310	788,907
Federal Home Loan Bank advances and other borrowings	115,200	135,200
Junior subordinated debentures	13,403	13,403
Other liabilities	8,371	9,363
Total liabilities	987,284	946,873
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 6,230,820 and 6,219,002 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	62	62
Nonvested restricted stock	(450)	(494)
Additional paid-in capital	69,009	68,785
Accumulated other comprehensive income	367	302
Retained earnings	16,365	14,337
Total shareholders’ equity	85,353	82,992
Total liabilities and shareholders’ equity	$1,072,637	1,029,865

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2015	2014
Interest income
Loans	$ 10,400	8,818
Investment securities	376	512
Federal funds sold	25	14
Total interest income	10,801	9,344
Interest expense
Deposits	768	680
Borrowings	963	1,020
Total interest expense	1,731	1,700
Net interest income	9,070	7,644
Provision for loan losses	625	1,000
Net interest income after provision for loan losses	8,445	6,644
Noninterest income
Loan and mortgage fee income	1,196	342
Service fees on deposit accounts	227	213
Income from bank owned life insurance	166	162
Gain on sale of investment securities	259	-
Other income	293	252
Total noninterest income	2,141	969
Noninterest expenses
Compensation and benefits	4,277	3,410
Occupancy	737	727
Real estate owned activity	763	13
Data processing and related costs	585	594
Insurance	202	192
Marketing	238	201
Professional fees	233	223
Other	426	409
Total noninterest expenses	7,461	5,769
Income before income tax expense	3,125	1,844
Income tax expense	1,097	594
Net income	2,028	1,250
Preferred stock dividend	-	193
Net income available to common shareholders	$ 2,028	1,057
Earnings per common share
Basic	$ 0.33	0.23
Diluted	0.31	0.22
Weighted average common shares outstanding
Basic	6,225,252	4,610,089
Diluted	6,514,873	4,877,448

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2015	2014
Net income	$ 2,028	1,250
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	357	1,166
Tax expense	(121)	(397)
Reclassification of realized gain	(259)	-
Tax expense	88	-
Other comprehensive income	65	769
Comprehensive income	$ 2,093	2,019

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$43,585	$(1,348)	$8,722	$65,665
Net income	—	—	—	—	—	—	—	1,250	1,250
Preferred stock transactions:
Redemption of preferred stock	—	—	(4,057)	(4,057)	—	—	—	—	(4,057)
Cash dividends on Series T preferred stock	—	—	—	—	—	—	—	(181)	(181)
Issuance of common stock	475,000	5	—	—	—	5,945	—	—	5,950
Proceeds from exercise of stock options	20,823	—	—	—	—	219	—	—	219
Issuance of restricted stock	2,000	—	—	—	(27)	27	—	—	—
Amortization of deferred compensation on restricted stock	—	—	—	—	49	—	—	—	49
Compensation expense related to stock options, net of tax	—	—	—	—	—	111	—	—	111
Other comprehensive income	—	—	—	—	—	—	769	—	769
March 31, 2014	4,817,573	48	11,242	11,242	(614)	49,887	(579)	9,791	69,775
December 31, 2014	6,219,002	62	—	—	(494)	68,785	302	14,337	82,992
Net income	—	—	—	—	—	—	—	2,028	2,028
Proceeds from exercise of stock options	11,818	—	—	—	—	75	—	—	75
Amortization of deferred compensation on restricted stock	—	—	—	—	44	—	—	—	44
Compensation expense related to stock options, net of tax	—	—	—	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	—	—	65	—	65
March 31, 2015	6,230,820	$62	—	$—	$(450)	$69,009	$367	$16,365	$85,353

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2015	2014
Operating activities
Net income	$ 2,028	1,250
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	625	1,000
Depreciation and other amortization	299	294
Accretion and amortization of securities discounts and premium, net	73	100
Gain on sale of investment secruities available for sale	(259)	-
Gain on sale of real estate owned	(74)	-
Write-down of real estate owned	737	-
Compensation expense related to stock options and grants	193	160
Gain on sale of loans held for sale	(1,163)	(303)
Loans originated and held for sale	(51,110)	(12,024)
Proceeds from sale of loans held for sale	49,194	12,910
Increase in cash surrender value of bank owned life insurance	(166)	(162)
Increase in deferred tax asset	(102)	(554)
(Increase) decrease in other assets, net	11	(17)
Decrease in other liabilities	(992)	(150)
Net cash (used for) provided by operating activities	(706)	2,504
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(38,011)	(42,614)
Purchase of property and equipment	(172)	(583)
Purchase of investment securities:
Available for sale	-	(1,292)
Other	(124)	-
Payments and maturity of investment securities:
Available for sale	1,010	1,051
Other	1,140	156
Proceeds from sale of investment securities available for sale	5,771	-
Proceeds from sale of real estate owned	74	50
Net cash used for investing activities	(30,312)	(43,232)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	61,403	42,093
Decrease in Federal Home Loan Bank advances and other borrowings	(20,000)	-
Cash dividend on preferred stock	-	(181)
Redemption of preferred stock	-	(4,057)
Issuance of common stock	-	5,950
Proceeds from the exercise of stock options and warrants	75	219
Net cash provided by financing activities	41,478	44,024
Net increase in cash and cash equivalents	10,460	3,296
Cash and cash equivalents at beginning of the period	41,264	39,203
Cash and cash equivalents at end of the period	$51,724	42,499
Supplemental information
Cash paid for
Interest	$ 1,835	1,937
Income taxes	1,200	1,147
Schedule of non-cash transactions
Real estate acquired in settlement of loans	-	-
Unrealized (gain) loss on securities, net of income taxes	(236)	769

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 3, 2015. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

NOTE 2 – Preferred and Common Stock

On November 12, 2014, the Company issued 1,380,000 shares of its common stock in a public offering at $14.40 per share, including 180,000 shares which were sold to the underwriter pursuant to an option to purchase additional shares to cover any over-allotments. The net proceeds from the offering totaled approximately $18.4 million, after deducting the underwriting discount as well as estimated offering expenses.

Using proceeds from the public offering, on December 12, 2014, the Company completed the repurchase of the remaining 11,242 shares of Series T preferred stock outstanding at $1,000 par value from third party investors who purchased the shares in July 2012 through a Dutch auction conducted by the U.S. Treasury. As of December 31, 2014, the Company has no shares of preferred stock outstanding.

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2015
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,764	22	85	8,701
SBA securities	5,335	-	128	5,207
State and political subdivisions	13,867	449	32	14,284
Mortgage-backed securities	20,004	346	16	20,334
Total investment securities available for sale	$ 47,970	817	261	48,526

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 8,763	9	215	8,557
SBA securities	5,336	-	182	5,154
State and political subdivisions	16,253	598	51	16,800
Mortgage-backed securities	24,214	341	42	24,513
Total investment securities available for sale	$ 54,566	948	490	55,024

During the first quarter of 2015, we developed a need for additional liquidity as we experienced increased loan demand and, as a result, sold $5.8 million of our mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $259,000.

Contractual maturities and yields on our investment securities at March 31, 2015 and December 31, 2014 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

									March 31, 2015
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$—	—	1,001	2.12%	—	—	7,700	2.43%	8,701	2.39%
SBA securities	—	—	—	—	—	—	5,207	1.86%	5,207	1.86%
State and political subdivisions	2,072	0.68%	—	—	7,068	3.13%	5,144	2.93%	14,284	2.69%
Mortgage-backed securities	—	—	—	—	1,249	1.75%	19,085	2.59%	20,334	2.54%
Total	$2,072	0.68%	1,001	2.12%	8,317	2.92%	37,136	2.50%	48,526	2.48%

									December 31, 2014
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$—	—	988	2.12%	—	—	7,569	2.43%	8,557	2.39%
SBA securities	—	—	—	—	—	—	5,154	1.88%	5,154	1.88%
State and political subdivisions	2,082	0.68%	399	3.14%	8,465	3.23%	5,854	3.00%	16,800	2.82%
Mortgage-backed securities	—	—	—	—	2,118	1.66%	22,395	2.62%	24,513	2.54%
Total	$2,082	0.68%	1,387	2.41%	10,583	2.91%	40,972	2.54%	55,024	2.54%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

								March 31, 2015
		Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	2	$ 7,699	$ 85	-	$ -	$ -	2	$ 7,699	$ 85
SBA securities	-	-	-	2	5,207	128	2	5,207	128
State and political subdivisions	2	742	5	4	2,264	27	6	3,006	32
Mortgage-backed securities	2	4,628	16	-	-	-	2	4,628	16
Total	6	$13,069	$106	6	$ 7,471	$ 155	12	$20,540	$261

								December 31, 2014
	Less than 12 months			12 months or longer			Total
	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
US government agencies	-	$ -	$ -	2	$ 7,569	$ 215	2	$ 7,569	$ 215
SBA securities	-	-	-	2	5,154	182	2	5,154	182
State and political subdivisions	-	-	-	7	3,488	51	7	3,488	51
Mortgage-backed securities	3	4,407	11	2	4,756	3	5	9,163	42
Total	3	$ 4,407	$ 11	13	$ 20,967	$ 479	16	$ 25,374	$ 490

At March 31, 2015, the Company had six individual investments with a fair market value of $13.1 million that were in an unrealized loss position for less than 12 months and six individual investments with a fair market value of $7.5 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2015	December 31, 2014
Federal Home Loan Bank stock	$ 5,005	6,020
Investment in Trust Preferred securities	403	403
Other investments	99	99
Total other investments	$ 5,507	6,522

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2015 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2015 $20.4 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $12.0 million of securities were pledged to secure client deposits. At December 31, 2014, $21.8 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $12.9 million of securities were pledged to secure client deposits.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.8 million as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$203,921	22.4%	$ 191,061	21.9%
Non-owner occupied RE	190,816	21.0%	183,440	21.1%
Construction	48,172	5.3%	50,995	5.8%
Business	162,164	17.8%	149,986	17.2%
Total commercial loans	605,073	66.5%	575,482	66.0%
Consumer
Real estate	153,517	16.9%	146,859	16.9%
Home equity	95,321	10.5%	95,629	11.0%
Construction	41,267	4.5%	39,226	4.5%
Other	14,143	1.6%	14,250	1.6%
Total consumer loans	304,248	33.5%	295,964	34.0%
Total gross loans, net of deferred fees	909,321	100.0%	871,446	100.0%
Less—allowance for loan losses	(12,241)		(11,752)
Total loans, net	$897,080		$ 859,694

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

		March 31, 2015
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 21,496	106,695	75,730	203,921
Non-owner occupied RE	44,866	113,925	32,025	190,816
Construction	10,698	25,761	11,713	48,172
Business	72,580	77,461	12,123	162,164
Total commercial loans	149,640	323,842	131,591	605,073
Consumer
Real estate	26,051	42,622	84,844	153,517
Home equity	4,685	28,491	62,145	95,321
Construction	16,185	2,535	22,547	41,267
Other	6,994	5,401	1,748	14,143
Total consumer loans	53,915	79,049	171,284	304,248
Total gross loans, net of deferred fees	$203,555	402,891	302,875	909,321
Loans maturing after one year with:
Fixed interest rates				$525,938
Floating interest rates				179,828

		December 31, 2014
	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 20,737	98,110	72,214	191,061
Non-owner occupied RE	46,718	104,402	32,320	183,440
Construction	11,923	25,145	13,927	50,995
Business	75,718	65,899	8,369	149,986
Total commercial loans	155,096	293,556	126,830	575,482
Consumer
Real estate	21,571	41,549	83,739	146,859
Home equity	5,645	28,394	61,590	95,629
Construction	13,531	2,073	23,622	39,226
Other	7,278	5,637	1,335	14,250
Total consumer	48,025	77,653	170,286	295,964
Total gross loan, net of deferred fees	$203,121	371,209	297,116	871,446
Loans maturing after one year with :
Fixed interest rates				494,058
Floating interest rates				174,267

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

•	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				March 31, 2015
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$198,503	180,577	46,105	152,750	577,935
Special mention	3,796	3,351	129	4,653	11,929
Substandard	1,622	6,888	1,938	4,761	15,209
Doubtful	-	-	-	-	-
	$203,921	190,816	48,172	162,164	605,073

				December 31, 2014
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Pass	$184,158	173,711	48,140	140,432	546,441
Special mention	5,035	3,376	129	4,715	13,255
Substandard	1,868	6,353	2,726	4,839	15,786
Doubtful	-	-	-	-	-
	$191,061	183,440	50,995	149,986	575,482

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

			March 31, 2015
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$203,177	187,072	47,640	160,358	598,247
30-59 days past due	464	129	-	299	892
60-89 days past due	-	60	532	159	751
Greater than 90 Days	280	3,555	-	1,348	5,183
	$203,921	190,816	48,172	162,164	605,073

				December 31, 2014
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Total
Current	$190,801	180,577	50,212	148,317	569,907
30-59 days past due	-	49	-	35	84
60-89 days past due	-	246	-	155	401
Greater than 90 Days	260	2,568	783	1,479	5,090
	$191,061	183,440	50,995	149,986	575,482

As of March 31, 2015 and December 31, 2014, loans 30 days or more past due represented 0.91% and 0.73% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.75% and 0.64% of our total loan portfolio as of March 31, 2015 and December 31, 2014, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				March 31, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$150,687	91,100	41,267	13,972	297,026
Special mention	794	2,976	-	136	3,906
Substandard	2,036	1,245	-	35	3,316
Doubtful	-	-	-	-	-
	$153,517	95,321	41,267	14,143	304,248

				December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Pass	$144,070	91,084	39,226	14,013	288,393
Special mention	953	3,268	-	139	4,360
Substandard	1,836	1,277	-	98	3,211
Doubtful	-	-	-	-	-
	$146,859	95,629	39,226	14,250	295,964

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				March 31, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$152,458	94,919	41,267	14,133	302,777
30-59 days past due	602	84	-	3	689
60-89 days past due	-	130	-	7	137
Greater than 90 Days	457	188	-	-	645
	$153,517	95,321	41,267	14,143	304,248

				December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Current	$146,362	95,311	39,226	14,247	294,146
30-59 days past due	40	-	-	-	40
60-89 days past due	-	130	-	3	133
Greater than 90 Days	457	188	-	-	645
	$146,859	95,629	39,226	14,250	295,964

As of March 31, 2015 and December 31, 2014, consumer loans 30 days or more past due were 0.16% and 0.09%, respectively, of total loans.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial
Owner occupied RE	$ 280	322
Non-owner occupied RE	3,167	2,344
Construction	-	783
Business	1,130	1,408
Consumer
Real estate	457	457
Home equity	188	188
Construction	-	-
Other	2	1
Nonaccruing troubled debt restructurings	1,301	1,147
Total nonaccrual loans, including nonaccruing TDRs	6,525	6,650
Other real estate owned	2,570	3,307
Total nonperforming assets	$9,095	9,957
Nonperforming assets as a percentage of:
Total assets	0.85%	0.97%
Gross loans	1.00%	1.14%
Total loans over 90 days past due	5,828	5,735
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$ 8,336	8,562

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

		March 31, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,079	1,079	1,079	373
Non-owner occupied RE	9,219	5,308	3,509	918
Construction	1,938	1,938	532	156
Business	4,672	4,262	3,077	2,497
Total commercial	16,908	12,587	8,197	3,944
Consumer
Real estate	1,706	1,706	1,386	672
Home equity	346	346	346	190
Construction	-	-	-	-
Other	222	222	222	222
Total consumer	2,274	2,274	1,954	1,084
Total	$19,182	14,861	10,151	5,028

		December 31, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 1,122	1,122	1,060	371
Non-owner occupied RE	5,813	4,522	2,777	801
Construction	5,268	2,726	1,315	324
Business	5,385	4,565	3,528	2,464
Total commercial	17,588	12,935	8,680	3,960
Consumer
Real estate	1,620	1,620	1,299	585
Home equity	347	347	347	191
Construction	-	-	-	-
Other	310	310	310	310
Total consumer	2,277	2,277	1,956	1,086
Total	$19,865	15,212	10,636	5,046

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended March 31, 2015		Three months ended March 31, 2014		Year ended December 31, 2014
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$ 1,101	22	1,930	2	1,568	47
Non-owner occupied RE	4,915	22	5,417	15	5,693	104
Construction	2,332	18	1,829	14	1,977	75
Business	4,413	36	4,724	40	4,522	154
Total commercial	12,761	98	13,900	71	13,760	380
Consumer
Real estate	1,663	11	2,092	12	2,094	53
Home equity	346	2	264	2	251	10
Construction	-	-	-	-	-	-
Other	266	2	221	2	282	13
Total consumer	2,275	15	2,577	16	2,627	76
Total	$ 15,036	113	16,477	87	16,387	456

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

The following table summarizes the activity related to our allowance for loan losses by commercial and consumer portfolio segments:

						Three months ended March 31, 2015
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,645	2,332	614	3,625	1,714	1,162	236	424	11,752
Provision for loan losses	259	295	(149)	183	109	-	15	(87)	625
Loan charge-offs	-	(78)	-	(66)	-	-	-	(1)	(145)
Loan recoveries	-	2	-	7	-	-	-	-	9
Net loan charge-offs	-	(76)	-	(59)	-	-	-	(1)	(136)
Balance, end of period	$ 1,904	2,551	465	3,749	1,823	1,162	251	336	12,241
Net charge-offs to average loans (annualized)									0.06%
Allowance for loan losses to gross loans									1.35%
Allowance for loan losses to nonperforming loans									187.61%

						Three months ended March 31, 2014
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$ 1,880	2,633	397	3,329	1,091	644	99	140	10,213
Provision for loan losses	13	780	4	43	151	82	5	(78)	1,000
Loan charge-offs	-	(434)	-	-	-	(76)	-	(2)	(512)
Loan recoveries	-	-	-	11	-	1	-	-	12
Net loan charge-offs	-	(434)	-	11	-	(75)	-	(2)	(500)
Balance, end of period	$ 1,893	2,979	401	3,383	1,242	651	104	60	10,713
Net charge-offs to average loans (annualized)									0.27%
Allowance for loan losses to gross loans									1.38%
Allowance for loan losses to nonperforming loans									120.99%

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

					March 31, 2015
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,944	1,084	5,028	12,587	2,274	14,861
Collectively evaluated	4,725	2,488	7,213	592,486	301,974	894,460
Total	$8,669	3,572	12,241	605,073	304,248	909,321

					December 31, 2014
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,960	1,086	5,046	12,935	2,277	15,212
Collectively evaluated	4,256	2,450	6,706	562,547	293,687	856,234
Total	$8,216	3,536	11,752	575,482	295,964	871,446

NOTE 5 – Troubled Debt Restructurings

At March 31, 2015, we had 37 loans totaling $9.6 million and at December 31, 2014 we had 37 loans totaling $9.7 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, we have restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	1	1	58	58
Construction	-	-	-	-	-	-	-
Business	-	-	-	-	-	-	-
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	-	-	-	1	1	$58	$58

For the three months ended March 31, 2014
						Pre-modification	Post-modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	1	1	49	49
Construction	-	-	-	-	-	-	-
Business	-	-	-	2	2	339	340
Consumer
Real estate	-	-	1	-	1	116	116
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	-	-	1	3	4	$504	$505

The following table summarizes loans modified as TDRs at March 31, 2015 and 2014 for which there was a payment default (60 days past due) within 12 months of the restructuring date.

	For the three months ended March 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$ -	-	$ -
Non-owner occupied RE	-	-	2	3,357
Construction	-	-	-	-
Business	-	-	1	98
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	-	$ -	3	$ 3,455

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

			March 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	8,701	-	8,701
SBA securities	-	5,207	-	5,207
State and political subdivisions	-	14,284	-	14,284
Mortgage-backed securities	-	20,334	-	20,334
Total assets measured at fair value on a recurring basis	$ -	48,526	-	48,526

			December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$ -	8,557	-	8,557
SBA securities	-	5,154	-	5,154
State and political subdivisions	-	16,800	-	16,800
Mortgage-backed securities	-	24,513	-	24,513
Total assets measured at fair value on a recurring basis	$ -	55,024	-	55,024

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of March 31, 2015. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

			As of March 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	9,465	368	9,833
Other real estate owned	-	2,303	267	2,570
Total assets measured at fair value on a nonrecurring basis	$ -	11,768	635	12,403

			As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	9,461	705	10,166
Other real estate owned	-	3,040	267	3,307
Total assets measured at fair value on a nonrecurring basis	$ -	12,501	972	13,473

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	Appraised Value/ Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs or age of appraisal	0-25%
Other real estate owned	Appraised Value/ Comparable Sales	Discounts to appraisals for estimated holding or selling costs	0-25%

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows:

			March 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 51,724	51,724	51,724	-	-
Other investments, at cost	5,507	5,507	-	-	5,507
Loans held for sale	14,844	14,844	-	14,844	-
Loans, net	897,080	897,167	-	9,465	887,702
Financial Liabilities:
Deposits	850,310	811,377	-	811,377	-
FHLB and other borrowings	115,200	123,660	-	123,660	-
Junior subordinated debentures	13,403	6,888	-	6,888	-

			December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$ 41,264	41,264	41,264	-	-
Other investments, at cost	6,522	6,522	-	-	6,522
Loans held for sale	11,765	11,765	-	11,765	-
Loans, net	859,694	860,215	-	9,461	850,754
Financial Liabilities:
Deposits	788,907	748,497	-	748,497	-
FHLB and other borrowings	135,200	144,156	-	144,156	-
Junior subordinated debentures	13,403	6,823	-	6,823	-

NOTE 7 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2015 and 2014. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2015. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2015 and 2014, there were 170,875 and 114,124 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2015	2014
Numerator:
Net income	$2,028	1,250
Less: Preferred stock dividend	-	193
Net income available to common shareholders	$2,028	1,057
Denominator:
Weighted-average common shares outstanding – basic	6,225,252	4,610,089
Common stock equivalents	289,621	267,359
Weighted-average common shares outstanding – diluted	6,514,873	4,877,448
Earnings per common share:
Basic	$0.33	0.23
Diluted	$0.31	0.22

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 and assesses our financial condition as of March 31, 2015 as compared to December 31, 2014. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

Cautionary Warning Regarding forward-looking statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following:

•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding;
•	Changes in deposit flows;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to attract and retain key personnel;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Cybersecurity breaches, including potential business disruptions or financial losses;

•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	Changes in monetary and tax policies;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies and practices; and
•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission (the “SEC”).

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At March 31, 2015, we had total assets of $1.1 billion, a 4.2% increase from total assets of $1.0 billion at December 31, 2014. The largest components of our total assets are net loans and securities which were $897.1 million and $54.0 million, respectively, at March 31, 2015. Comparatively, our net loans and securities totaled $859.7 million and $61.5 million, respectively, at December 31, 2014. Our liabilities and shareholders’ equity at March 31, 2015 totaled $987.3 million and $85.4 million, respectively, compared to liabilities of $946.9 million and shareholders’ equity of $83.0 million at December 31, 2014. The principal component of our liabilities is deposits which were $850.3 million and $788.9 million at March 31, 2015 and December 31, 2014, respectively.

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

Our net income to common shareholders was $2.0 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $971,000, or 91.9%. Diluted earnings per share (“EPS”) was $0.31, for the first quarter of 2015 as compared to $0.22 for the same period in 2014. The increase in net income resulted primarily from increases in net interest income and noninterest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense.

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

Effect of Economic Trends

Markets in the United States and elsewhere have experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weaker economic conditions are expected to continue through 2015. Financial institutions likely will continue to experience credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and may continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $9.1 million for the three month period ended March 31, 2015, an 18.7% increase over net interest income of $7.6 million for the same period in 2014. In comparison, our average earning assets increased 16.7%, or $142.1 million, during the first quarter of 2015 compared to the first quarter of 2014, while our interest bearing liabilities increased by $90.4 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2015 and 2014. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2015			2014
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$ 34,377	$ 25	0.29%	$ 25,010	$ 14	0.24%
Investment securities, taxable	42,384	273	2.61%	50,488	359	2.88%
Investment securities, nontaxable (2)	15,504	166	4.35%	23,848	248	4.22%
Loans (3)	902,826	10,400	4.67%	753,630	8,818	4.75%
Total interest-earning assets	995,091	10,864	4.43%	852,976	9,439	4.49%
Noninterest-earning assets	53,958			48,666
Total assets	$1,049,049			$901,642
Interest-bearing liabilities
NOW accounts	$ 162,830	73	0.18%	$150,936	59	0.16%
Savings & money market	237,084	202	0.35%	162,849	120	0.30%
Time deposits	276,890	493	0.72%	273,248	501	0.74%
Total interest-bearing deposits	676,804	768	0.46%	587,033	680	0.47%
FHLB advances and other borrowings	124,779	883	2.87%	124,128	940	3.07%
Junior subordinated debentures	13,403	80	2.42%	13,403	80	2.42%
Total interest-bearing liabilities	814,986	1,731	0.86%	724,564	1,700	0.95%
Noninterest-bearing liabilities	148,975			108,075
Shareholders’ equity	85,088			69,003
Total liabilities and shareholders’ equity	$1,049,049			$901,642
Net interest spread			3.57%			3.54%
Net interest income (tax equivalent) / margin		$9,133	3.72%		$7,739	3.68%
Less: tax-equivalent adjustment (2)		63			95
Net interest income		$9,070			$7,644

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.72% for the three months ended March 31, 2015 compared to 3.68% for the first quarter of 2014. The increase in net interest margin as compared to the same period in 2014, was driven primarily by a nine basis point reduction in the cost of our interest-bearing liabilities, offset in part by a six basis point reduction in the yield on our interest-earning assets.

Our average interest-earning assets increased by $142.1 million as compared to the same quarter in 2014, while the yield on these assets decreased by six basis points. Our average loan balances increased by $149.2 million as of the first quarter of 2015, compared to the same period in 2014, while our loan yield decreased by eight basis points during the same period.The decline in yield on our interest earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $90.4 million during the first quarter of 2015 as compared to the first quarter of 2014, while the cost of our interest-bearing liabilities declined by nine basis points during the same period. The reduction in cost resulted primarily from a 20 basis point decline in the cost of our FHLB advances and other borrowings during the first quarter of 2015 compared to the same period in 2014 as we restructured five of our FHLB advances during the first three months of 2014. We do not anticipate further significant reductions in the rates on our FHLB advances and other borrowings in the future as these rates are currently at historically low rates.

Our net interest spread was 3.57% for the three months ended March 31, 2015 compared to 3.54% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The nine basis point reduction in rate on our interest-

bearing liabilities, partially offset by a six basis point decline in yield on our earning assets, resulted in a three basis point increase in our net interest spread for the 2015 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2015 vs. 2014				March 31, 2014 vs. 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 1,746	(137)	(27)	1,582	$ 1,201	(565)	(83)	553
Investment securities	(113)	(29)	6	(136)	(61)	125	(16)	48
Federal funds sold	5	4	2	11	1	(1)	-	-
Total interest income	1,638	(162)	(19)	1,457	1,141	(441)	(99)	601
Interest expense
Deposits	129	(35)	(6)	88	136	(224)	(38)	(126)
FHLB advances and other borrowings	5	(62)	-	(57)	(96)	71	(8)	(33)
Junior subordinated debt	-	-	-	-	-	(6)	-	(6)
Total interest expense	134	(97)	(6)	31	40	(159)	(46)	(165)
Net interest income	$ 1,504	(65)	(13)	1,426	$ 1,101	(282)	(53)	766

Net interest income, the largest component of our income, was $9.1 million for the three month period ended March 31, 2015 and $7.6 million for the three months ended March 31, 2014, a $1.4 million, or 18.7% increase during the first quarter of 2015. The increase in net interest income is due to a $1.5 million increase in interest income, partially offset by a $31,000 increase in interest expense. During the first quarter of 2015, the primary driver of the increase in net interest income was the $142.1 million increase in our average interest-earning assets as compared to the first quarter of 2014.

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

For the three months ended March 31, 2015 and 2014, we incurred a noncash expense related to the provision for loan losses of $625,000 and $1.0 million, respectively, resulting in an allowance for loan losses of $12.2 million and $10.7 million for the 2015 and 2014 periods, respectively. The lower provision for loan losses during the 2015 period relates primarily to the overall improvement in the credit quality of our loan portfolio during the first three months of 2015. The $12.2 million allowance represented 1.35% of gross loans at March 31, 2015 while the $10.7 million allowance was 1.38% of gross loans at March 31, 2014.

During the past 12 months, our loan balances increased by $133.6 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Loan and mortgage fee income	$ 1,196	342
Service fees on deposit accounts	227	213
Income from bank owned life insurance	166	162
Gain on sale of investment securities	259	-
Other income	293	252
Total noninterest income	$ 2,141	969

Noninterest income increased $1.2 million, or 121.0%, in the first quarter of 2015 as compared to the same period in 2014. Excluding the $259,000 gain on sale of investment securities, noninterest income increased $913,000, or 94.2%, during the 2015 period. The increase in total noninterest income during this 2015 period resulted primarily from the following:

•	Loan and mortgage fee income increased $854,000, or 249.7%, resulting primarily from an increase in mortgage origination fee income from $304,000 for the three months ended March 31, 2014 to $1.2 million for the three months ended March 31, 2015.
•	Service fees on deposit accounts increased $14,000, or 6.6%, primarily related to increased income from service charges on our checking, money market, and savings accounts and a slight increase in non-sufficient funds (“NSF”) fee income.
•	Other income increased by $41,000, or 16.3%, due primarily to increased income received from ATM and debit card transactions which is volume driven as well as increased fee income for services we provide such as wire transfers and safe deposit box rentals.

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $175,000 and $143,000 for the three months ended March 31, 2015 and 2014, the majority of which related to interchange fee income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Compensation and benefits	$ 4,277	3,410
Occupancy	737	727
Real estate owned activity	763	13
Data processing and related costs	585	594
Insurance	202	192
Marketing	238	201
Professional fees	233	223
Other	426	409
Total noninterest expense	$ 7,461	5,769

Noninterest expense was $7.5 million for the three months ended March 31, 2015, a $1.7 million, or 29.3%, increase from noninterest expense of $5.8 million for the three months ended March 31, 2014.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased $867,000, or 25.4%, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $757,000 driven by the cost of 21 additional employees, three of which were hired in relation to the expansion of our mortgage operations, five of which were hired to support our Mount Pleasant, South Carolina office, and the remainder of which were hired to support our loan and deposit growth, combined with annual company-wide salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $34,000, while benefit expenses increased by $83,000 during the same period, compared to the first quarter of the prior year.
•	Real estate owned activity increased $750,000, due primarily to a write-down on one piece of commercial property.
•	Marketing expenses increased by $37,000, or 18.4%, driven by an increase in community sponsorships and donations.

Our efficiency ratio was 66.6% for the first quarter of 2015 compared to 67.0% for the same period in 2014. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

We incurred income tax expense of $1.1 million for the three months ended March 31, 2015 as compared to $594,000 during the same period in 2014. Our effective tax rate was 35.1% and 32.2% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate during the 2015 period is primarily a result of the lesser impact of tax-exempt income.

Balance Sheet Review

Investment Securities

At March 31, 2015, the $54.0 million in our investment securities portfolio represented approximately 5.0% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $48.5 million and an amortized cost of $48.0 million resulting in an unrealized gain of $556,000. At December 31, 2014, the $61.5 million in our investment securities portfolio represented approximately 6.0% of our total assets. At December 31, 2014, we held investment securities available for sale with a fair value of $55.0 million and an amortized cost of $54.6 million for an unrealized gain of $458,000.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding loans held for sale, for the three months ended March 31, 2015 and 2014 were $891.5 million and $751.4 million, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2015 and December 31, 2014 were $909.3 and $871.4 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2015, our loan portfolio included $733.0 million, or 80.6%, of real estate loans. As of December 31, 2014, real estate loans made up 81.2% of our loan portfolio and totaled $707.2 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $95.3 million as of March 31, 2015, of which approximately 35% were in a first lien position, while the remaining balance was second liens, compared to $95.6 million as of December 31, 2014, with approximately 35% in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $84,000 and a loan to value of 71% as of March 31, 2015, compared to an average loan balance of $87,000 and a loan to value of approximately 72% as of December 31, 2014. Further, 0.4% and 0.3% of our total home equity lines of credit were over 30 days past due as of March 31, 2015 and December 31, 2014, respectively.

Following is a summary of our loan composition at March 31, 2015 and December 31, 2014. Of the $37.9 million in loan growth during the first quarter of 2015, $20.0 million was originated in the Greenville market, $11.4 million was originated in the Columbia market, and $6.5 million was originated in the Charleston market. In addition, $25.8 million of the increase was in loans secured by real estate, and $12.2 million in commercial business loans. In addition, the $6.7 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $297,000, a term of eight years, and an average rate of 4.49%.

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$203,921	22.4%	$ 191,061	21.9%
Non-owner occupied RE	190,816	21.0%	183,440	21.1%
Construction	48,172	5.3%	50,995	5.8%
Business	162,164	17.8%	149,986	17.2%
Total commercial loans	605,073	66.5%	575,482	66.0%
Consumer
Real estate	153,517	16.9%	146,859	16.9%
Home equity	95,321	10.5%	95,629	11.0%
Construction	41,267	4.5%	39,226	4.5%
Other	14,143	1.6%	14,250	1.6%
Total consumer loans	304,248	33.5%	295,964	34.0%
Total gross loans, net of deferred fees	909,321	100.0%	871,446	100.0%
Less—allowance for loan losses	(12,241)		(11,752)
Total loans, net	$897,080		$ 859,694

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2015 and December 31, 2014, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial	$ 4,577	4,857
Consumer	647	646
Nonaccruing troubled debt restructurings	1,301	1,147
Total nonaccrual loans	6,525	6,650
Other real estate owned	2,570	3,307
Total nonperforming assets	$ 9,095	9,957

At March 31, 2015, nonperforming assets were $9.1 million, or 0.85% of total assets and 1.00% of gross loans. Comparatively, nonperforming assets were $10.0 million, or 0.97% of total assets and 1.14% of gross loans at December 31, 2014. Nonaccrual loans decreased $125,000 to $6.5 million at March 31, 2015 from $6.7 million at December 31, 2014. Nonaccrual loans at March 31, 2015 include three loans which were put on nonaccrual status during the first three months of 2015. In addition, during the first three months of 2015, one nonaccrual loan was returned to accrual status and three nonaccrual loans were paid off. The amount of foregone interest income on the nonaccrual loans in the first three months of 2015 and 2014 was approximately $100,000 and $148,000, respectively.

Nonperforming assets include other real estate owned which decreased by $737,000 from December 31, 2014 due to a write-down on one commercial property. The balance at March 31, 2015 includes six commercial properties totaling $2.0 million and three residential properties totaling $589,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2015.

At March 31, 2015 and 2014, the allowance for loan losses represented 187.6% and 121.0% of the total amount of nonperforming loans, respectively. A significant portion, or 96%, of nonperforming loans at March 31, 2015 is secured by real estate. Our nonperforming loans have been written down to approximately 60% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $12.2 million as of March 31, 2015 to be adequate.

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

In addition, at March 31, 2015, 80.6% of our loans are collateralized by real estate and 87.2% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2015, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2015, impaired loans totaled $14.9 million for which $10.2 million of these loans have a reserve of approximately $5.0 million allocated in the allowance. During the first three months of 2015, the average recorded investment in impaired loans was approximately $15.0 million. Comparatively, impaired loans totaled $15.2 million at December 31, 2014, and $10.6 million of these loans had a reserve of approximately $5.0 million allocated in the allowance. During 2014, the average recorded investment in impaired loans was approximately $16.4 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2015, we determined that we had loans totaling

$9.6 million, that we considered TDRs. As of December 31, 2014, we had loans totaling $9.7 million, that we considered TDRs.

Allowance for Loan Losses

The allowance for loan losses was $12.2 million and $10.7 million at March 31, 2015 and 2014, respectively, or 1.35% and 1.38% of outstanding loans, respectively. At December 31, 2014, our allowance for loan losses was $11.8 million, or 1.35% of outstanding loans, and we had net loans charged-off of $2.6 million for the year ended December 31, 2014.

During the three months ended March 31, 2015, we charged-off $145,000 of loans and recorded $9,000 of recoveries on loans previously charged-off, for net charge-offs of $136,000, or 0.06% of average loans, annualized. Comparatively, we charged-off $512,000 of loans and recorded $12,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $500,000, or 0.27% of average loans, annualized, for the first three months of 2014.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended March 31,		Year ended
(dollars in thousands)	2015	2014	December 31, 2014
Balance, beginning of period	$ 11,752	10,213	10,213
Provision	625	1,000	4,175
Loan charge-offs	(145)	(512)	(2,887)
Loan recoveries	9	12	251
Net loan charge-offs	(136)	(500)	(2,636)
Balance, end of period	$ 12,241	10,713	11,752

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

Our retail deposits represented $771.9 million, or 90.8% of total deposits at March 31, 2015, while our out-of-market, or brokered, deposits represented $78.4 million, or 9.2% of our total deposits at March 31, 2015. At December 31, 2014, retail deposits represented 729.0 million, or 92.4% of our total deposits, and brokered CDs were $60.0 million, representing 7.6% of our total deposits. Of the $43.0 million increase in retail deposits during the first quarter of 2015, $28.3 million is related to the Greenville market, $4.7 million is related to the Columbia market, and $10.0 million is related to the Charleston market. Our loan-to-deposit ratio was 107% and 108% at March 31, 2015 and December 31, 2014, respectively.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2015	2014
Non-interest bearing	$ 152,589	139,902
Interest bearing:
NOW accounts	176,062	149,137
Money market accounts	227,297	224,733
Savings	8,516	8,664
Time, less than $100,000	62,667	62,646
Time and out-of-market deposits, $100,000 and over	223,179	203,825
Total deposits	$ 850,310	788,907

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$141,471	-%	101,776	-%
Interest bearing demand deposits	162,830	0.18%	150,936	0.16%
Money market accounts	228,265	0.36%	155,660	0.31%
Savings accounts	8,819	0.09%	7,189	0.09%
Time deposits less than $100,000	62,749	0.72%	69,753	0.73%
Time deposits greater than $100,000	214,141	0.72%	203,495	0.75%
Total deposits	$818,275	0.38%	688,809	0.40%

During the twelve months ended March 31, 2015, our average transaction account balances increased by $125.8 million, or 30.3%, from the three months ended March 31, 2014, while our average time deposit balances increased by $3.6 million during the 2015 period. In addition, during the past 12 months, we have continued to reduce the rates we pay on our interest-bearing deposits, as these deposits repriced; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $627.1 million and $585.1 million at March 31, 2015 and December 31, 2014, respectively. Included in time deposits of $100,000 or more at March 31, 2015 is $56.0 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.55%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2015 was as follows:

(dollars in thousands)	March 31, 2015
Three months or less	$ 55,599
Over three through six months	31,449
Over six through twelve months	70,021
Over twelve months	66,110
Total	$223,179

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2015 and December 31, 2014 were $142.7 million and $121.8 million, respectively.

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

At March 31, 2015 and December 31, 2014, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $51.7 million and $41.3 million, or 4.8% and 4.0% of total assets, respectively. Our investment securities at March 31, 2015 and December 31, 2014 amounted to $54.0 million and $61.5 million, or 5.0% and 6.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 42% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 25% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at March 31, 2015.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2015 was $119.9 million, based on the Bank’s $5.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2015 we had $37.2 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at March 31, 2015. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at March 31, 2015 was $85.4 million. At December 31, 2014, total shareholders’ equity was $83.0 million. The $2.4 million increase from December 31, 2014 is primarily related to net income of $2.0 million during the first quarter of 2015.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the three months ended March 31, 2015 and the year ended December 31, 2014. Since our inception, we have not paid cash dividends.

	March 31, 2015	December 31, 2014
Return on average assets	0.78%	0.69%
Return on average equity	9.67%	8.92%
Return on average common equity	9.67%	12.03%
Average equity to average assets ratio	8.11%	7.76%
Tangible common equity to assets ratio	7.96%	8.06%

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

In July 2013, the Federal Reserve and the FDIC approved the final rules to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. Under the final rules, which began to take effect for us in January 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to the risk weights for certain assets and off-balance sheet exposures. Management expects that the capital ratios for the Company and Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2015
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 105,744	11.83%	71,555	8.00%	89,444	10.00%
Tier 1 Capital (to risk weighted assets)	94,581	10.57%	53,666	6.00%	71,555	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	94,581	10.57%	40,250	4.50%	58,139	6.50%
Tier 1 Capital (to average assets)	94,581	9.04%	41,846	4.00%	52,307	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 109,179	12.21%	71,555	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	97,986	10.96%	53,666	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	84,986	9.50%	40,250	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	97,986	9.34%	41,949	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2015, unfunded commitments to extend credit were $176.7 million, of which $54.2 million was at fixed rates and $122.5 million was at variable rates. At December 31, 2014, unfunded commitments to extend credit were $167.3 million, of which approximately $52.2 million was at fixed rates and $115.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2015 and December 31, 2014, there were commitments under letters of credit for $1.8 million and $2.6 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	15.46%
Up 200 basis points	9.68%
Up 100 basis points	4.42%
Base	-
Down 100 basis points	(5.55)%
Down 200 basis points	(11.38)%
Down 300 basis points	(14.42)%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2014, as filed in our Annual Report on Form 10-K.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively and does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 1, 2015	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2015	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.