Form 10-Q
period 2015-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2015-08-04
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,236,144 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 28, 2015.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2015 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2015	2014
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,085	9,862
Interest-bearing deposits with banks	5,219	25,849
Federal funds sold	24,106	5,553
Total cash and cash equivalents	41,410	41,264
Investment securities:
Investment securities available for sale	51,465	55,024
Other investments	5,532	6,522
Total investment securities	56,997	61,546
Loans held for sale	12,402	11,765
Loans	963,496	871,446
Less allowance for loan losses	(12,927)	(11,752)
Loans, net	950,569	859,694
Bank owned life insurance	22,382	22,050
Property and equipment, net	22,704	20,845
Deferred income taxes	5,929	5,509
Other assets	6,607	7,192
Total assets	$1,119,000	1,029,865
LIABILITIES
Deposits	$894,524	788,907
Federal Home Loan Bank advances and other borrowings	115,200	135,200
Junior subordinated debentures	13,403	13,403
Other liabilities	8,206	9,363
Total liabilities	1,031,333	946,873
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
6,236,144 and 6,219,002 shares issued and outstanding at June 30, 2015
and December 31, 2014, respectively	62	62
Nonvested restricted stock	(400)	(494)
Additional paid-in capital	69,192	68,785
Accumulated other comprehensive income (loss)	(112)	302
Retained earnings	18,925	14,337
Total shareholders’ equity	87,667	82,992
Total liabilities and shareholders’ equity	$1,119,000	1,029,865

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2015	2014	2015	2014
Interest income
Loans	$10,941	9,309	21,341	18,127
Investment securities	356	465	731	977
Federal funds sold	19	16	45	30
Total interest income	11,316	9,790	22,117	19,134
Interest expense
Deposits	854	696	1,621	1,376
Borrowings	971	1,024	1,935	2,044
Total interest expense	1,825	1,720	3,556	3,420
Net interest income	9,491	8,070	18,561	15,714
Provision for loan losses	1,000	950	1,625	1,950
Net interest income after provision for loan losses	8,491	7,120	16,936	13,764
Noninterest income
Loan and mortgage fee income	1,409	613	2,605	955
Service fees on deposit accounts	219	231	445	445
Income from bank owned life insurance	165	167	331	329
Gain on sale of investment securities	36	230	295	230
Other income	286	277	580	529
Total noninterest income	2,115	1,518	4,256	2,488
Noninterest expenses
Compensation and benefits	4,106	3,514	8,382	6,925
Occupancy	842	730	1,579	1,457
Real estate owned expenses	93	12	855	25
Data processing and related costs	573	622	1,158	1,216
Insurance	213	203	415	395
Professional fees	233	294	466	517
Marketing	222	197	460	398
Other	364	743	791	1,152
Total noninterest expenses	6,646	6,315	14,106	12,085
Income before income tax expense	3,960	2,323	7,086	4,167
Income tax expense	1,400	757	2,498	1,351
Net income	2,560	1,566	4,588	2,816
Preferred stock dividend	-	253	-	445
Net income available to common shareholders	$2,560	1,313	4,588	2,371
Earnings per common share
Basic	$0.41	0.28	0.74	0.51
Diluted	0.39	0.26	0.70	0.48
Weighted average common shares outstanding
Basic	6,233,745	4,763,407	6,229,522	4,686,748
Diluted	6,533,658	5,036,553	6,524,317	4,957,000

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$2,560	1,566	4,588	2,816
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(689)	1,093	(332)	2,259
Tax (expense) benefit	234	(371)	113	(768)
Reclassification of realized gain	(36)	(230)	(295)	(230)
Tax expense	12	78	100	78
Other comprehensive income (loss)	(479)	570	(414)	1,339
Comprehensive income	$2,081	2,136	4,174	4,155

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$43,585	$(1,348)	$8,722	$65,665
Net income	-	-	-	-	-	-	-	2,816	2,816
Preferred stock transactions:
Redemption of preferred stock	-	-	(4,057)	(4,057)	-	-	-	-	(4,057)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(434)	(434)
Issuance of common stock	475,000	5	-	-	-	5,945	-	-	5,950
Proceeds from exercise of stock options	32,764	-	-	-	-	287	-	-	287
Issuance of restricted stock	2,000	-	-	-	(27)	27	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	98	-	-	-	98
Compensation expense related to stock options, net of tax	-	-	-	-	-	222	-	-	222
Other comprehensive income	-	-	-	-	-	-	1,339	-	1,339
June 30, 2014	4,829,514	48	11,242	11,242	(565)	50,066	(9)	11,104	71,886
December 31, 2014	6,219,002	62	-	-	(494)	68,785	302	14,337	82,992
Net income	-	-	-	-	-	-	-	4,588	4,588
Proceeds from exercise of stock options	17,142	-	-	-	-	117	-	-	117
Amortization of deferred compensation on restricted stock	-	-	-	-	94	-	-	-	94
Compensation expense related to stock options, net of tax	-	-	-	-	-	290	-	-	290
Other comprehensive loss	-	-	-	-	-	-	(414)	-	(414)
June 30, 2015	6,236,144	$62	-	$-	$(400)	$69,192	$(112)	$18,925	$87,667

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2015	2014
Operating activities
Net income	$4,588	2,816
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,625	1,950
Depreciation and other amortization	688	591
Accretion and amortization of securities discounts and premium, net	148	200
Gain on sale of investment securities available for sale	(295)	(230)
Gain on sale of real estate owned	(74)	-
Write-down of real estate owned	737	-
Compensation expense related to stock options and grants	384	320
Gain on sale of loans held for sale	(2,484)	(880)
Loans originated and held for sale	(106,754)	(37,555)
Proceeds from sale of loans held for sale	108,601	34,857
Increase in cash surrender value of bank owned life insurance	(332)	(329)
Increase in deferred tax asset	(207)	(856)
Decrease in other assets, net	165	90
Decrease in other liabilities	(1,157)	(13)
Net cash provided by operating activities	5,633	961
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(92,843)	(80,392)
Purchase of property and equipment	(2,547)	(1,456)
Purchase of investment securities:
Available for sale	(9,352)	(2,073)
Other	(149)	-
Payments and maturity of investment securities:
Available for sale	2,359	2,427
Other	1,140	157
Proceeds from sale of investment securities available for sale	10,071	10,427
Proceeds from sale of real estate owned	100	75
Net cash used for investing activities	(91,221)	(70,835)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	105,617	67,050
Increase in other borrowings	-	3,000
Decrease in Federal Home Loan Bank advances and other borrowings	(20,000)	-
Cash dividend on preferred stock	-	(434)
Redemption of preferred stock	-	(4,057)
Issuance of common stock	-	5,950
Proceeds from the exercise of stock options and warrants	117	287
Net cash provided by financing activities	85,734	71,796
Net increase in cash and cash equivalents	146	1,922
Cash and cash equivalents at beginning of the period	41,264	39,203
Cash and cash equivalents at end of the period	$41,410	41,125
Supplemental information
Cash paid for
Interest	$3,634	3,320
Income taxes	2,705	2,207
Schedule of non-cash transactions
Real estate acquired in settlement of loans	343	154
Unrealized gain (loss) on securities, net of income taxes	(219)	1,491

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 3, 2015. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$9,133	18	307	8,844
SBA securities	5,072	-	169	4,903
State and political subdivisions	16,148	325	127	16,346
Mortgage-backed securities	21,281	250	159	21,372
Total investment securities available for sale	$51,634	593	762	51,465

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,763	9	215	8,557
SBA securities	5,336	-	182	5,154
State and political subdivisions	16,253	598	51	16,800
Mortgage-backed securities	24,214	341	42	24,513
Total investment securities available for sale	$54,566	948	490	55,024

During the first quarter of 2015, the Company developed a need for additional liquidity as it experienced increased loan demand and, as a result, sold $5.8 million of its mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $259,000. During the second quarter of 2015, we sold and subsequently reinvested $4.3 million of investment securities, recording a gain of $36,000 from the transaction.

Contractual maturities and yields on the Company’s investment securities at June 30, 2015 and December 31, 2014 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	-	-	1,316	2.19%	7,528	2.42%	8,844	2.39%
SBA securities	-	-	-	-	-	-	4,903	1.88%	4,903	1.88%
State and political subdivisions	2,063	0.84%	-	-	7,529	3.07%	6,754	2.92%	16,346	2.72%
Mortgage-backed securities	-	-	-	-	1,155	1.77%	20,217	2.12%	21,372	2.10%
Total	$2,063	0.84%	-	-	10,000	2.79%	39,402	2.28%	51,465	2.32%

	December 31, 2014
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	988	2.12%	-	-	7,569	2.43%	8,557	2.39%
SBA securities	-	-	-	-	-	-	5,154	1.88%	5,154	1.88%
State and political subdivisions	2,082	0.68%	399	3.14%	8,465	3.23%	5,854	3.00%	16,800	2.82%
Mortgage-backed securities	-	-	-	-	2,118	1.66%	22,395	2.62%	24,513	2.54%
Total	$2,082	0.68%	1,387	2.41%	10,583	2.91%	40,972	2.54%	55,024	2.54%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	3	$8,826	$307	-	$-	$-	3	$8,826	$307
SBA securities	-	-	-	2	4,903	169	2	4,903	169
State and political subdivisions	6	2,422	69	4	2,226	58	10	4,648	127
Mortgage-backed securities	8	11,592	159	-	-	-	8	11,592	159
Total	17	$22,840	$535	6	$7,129	$227	23	$29,969	$762

	December 31, 2014
	Less than 12 months				12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	-	$-	$-	2	$7,569	$215	2	$7,569	$215
SBA securities	-	-	-	2	5,154	182	2	5,154	182
State and political subdivisions	-	-	-	7	3,488	51	7	3,488	51
Mortgage-backed securities	3	4,407	11	2	4,756	31	5	9,163	42
Total	3	$4,407	$11	13	$20,967	$479	16	$25,374	$490

At June 30, 2015, the Company had 17 individual investments with a fair market value of $22.8 million that were in an unrealized loss position for less than 12 months and six individual investments with a fair market value of $7.1 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2015	December 31, 2014
Federal Home Loan Bank stock	$5,005	6,020
Investment in Trust Preferred securities	403	403
Other investments	124	99
Total other investments	$5,532	6,522

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2015 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2015, $21.3 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $12.2 million of securities were pledged to secure client deposits. At December 31, 2014, $21.8 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $12.9 million of securities were pledged to secure client deposits.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.9 million and $1.8 million as of June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$232,997	24.2%	$191,061	21.9%
Non-owner occupied RE	207,623	21.6%	183,440	21.1%
Construction	33,570	3.5%	50,995	5.8%
Business	162,017	16.8%	149,986	17.2%
Total commercial loans	636,207	66.1%	575,482	66.0%
Consumer
Real estate	166,404	17.3%	146,859	16.9%
Home equity	105,241	10.9%	95,629	11.0%
Construction	40,957	4.2%	39,226	4.5%
Other	14,687	1.5%	14,250	1.6%
Total consumer loans	327,289	33.9%	295,964	34.0%
Total gross loans, net of deferred fees	963,496	100.0%	871,446	100.0%
Less—allowance for loan losses	(12,927)		(11,752)
Total loans, net	$950,569		$859,694

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

	June 30, 2015
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,954	125,545	84,498	232,997
Non-owner occupied RE	38,321	132,549	36,753	207,623
Construction	13,429	15,467	4,674	33,570
Business	72,776	76,802	12,439	162,017
Total commercial loans	147,480	350,363	138,364	636,207
Consumer
Real estate	25,794	42,669	97,941	166,404
Home equity	6,151	31,292	67,798	105,241
Construction	17,578	2,623	20,756	40,957
Other	7,409	5,787	1,491	14,687
Total consumer loans	56,932	82,371	187,986	327,289
Total gross loans, net of deferred fees	$204,412	432,734	326,350	963,496
Loans maturing after one year with:
Fixed interest rates				$560,046
Floating interest rates				199,038

	December 31, 2014
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$20,737	98,110	72,214	191,061
Non-owner occupied RE	46,718	104,402	32,320	183,440
Construction	11,923	25,145	13,927	50,995
Business	75,718	65,899	8,369	149,986
Total commercial loans	155,096	293,556	126,830	575,482
Consumer
Real estate	21,571	41,549	83,739	146,859
Home equity	5,645	28,394	61,590	95,629
Construction	13,531	2,073	23,622	39,226
Other	7,278	5,637	1,335	14,250
Total consumer	48,025	77,653	170,286	295,964
Total gross loan, net of deferred fees	$203,121	371,209	297,116	871,446
Loans maturing after one year with :
Fixed interest rates				494,058
Floating interest rates				174,267

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	June 30, 2015
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$227,441	197,847	31,639	152,923	609,850
Special mention	3,774	3,326	-	4,935	12,035
Substandard	1,782	6,450	1,931	4,159	14,322
Doubtful	-	-	-	-	-
	$232,997	207,623	33,570	162,017	636,207

	December 31, 2014
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$184,158	173,711	48,140	140,432	546,441
Special mention	5,035	3,376	129	4,715	13,255
Substandard	1,868	6,353	2,726	4,839	15,786
Doubtful	-	-	-	-	-
	$191,061	183,440	50,995	149,986	575,482

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2015
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$232,277	202,967	33,038	160,363	628,645
30-59 days past due	-	1,452	-	252	1,704
60-89 days past due	-	-	-	14	14
Greater than 90 Days	720	3,204	532	1,388	5,844
	$232,997	207,623	33,570	162,017	636,207

	December 31, 2014
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$190,801	180,577	50,212	148,317	569,907
30-59 days past due	-	49	-	35	84
60-89 days past due	-	246	-	155	401
Greater than 90 Days	260	2,568	783	1,479	5,090
	$191,061	183,440	50,995	149,986	575,482

As of June 30, 2015 and December 31, 2014, loans 30 days or more past due represented 0.97% and 0.73% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.78% and 0.64% of our total loan portfolio as of June 30, 2015 and December 31, 2014, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$163,612	101,210	40,957	14,523	320,302
Special mention	790	2,976	-	135	3,901
Substandard	2,002	1,055	-	29	3,086
Doubtful	-	-	-	-	-
	$166,404	105,241	40,957	14,687	327,289

	December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Pass	$144,070	91,084	39,226	14,013	288,393
Special mention	953	3,268	-	139	4,360
Substandard	1,836	1,277	-	98	3,211
Doubtful	-	-	-	-	-
	$146,859	95,629	39,226	14,250	295,964

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$165,065	104,846	40,957	14,632	325,500
30-59 days past due	455	145	-	51	651
60-89 days past due	465	130	-	4	599
Greater than 90 Days	419	120	-	-	539
	$166,404	105,241	40,957	14,687	327,289

	December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Current	$146,362	95,311	39,226	14,247	294,146
30-59 days past due	40	-	-	-	40
60-89 days past due	-	130	-	3	133
Greater than 90 Days	457	188	-	-	645
	$146,859	95,629	39,226	14,250	295,964

As of June 30, 2015 and December 31, 2014, consumer loans 30 days or more past due were 0.19% and 0.09%, respectively, of total loans.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial
Owner occupied RE	$720	322
Non-owner occupied RE	3,018	2,344
Construction	-	783
Business	1,178	1,408
Consumer
Real estate	419	457
Home equity	250	188
Construction	-	-
Other	1	1
Nonaccruing troubled debt restructurings	1,087	1,147
Total nonaccrual loans, including nonaccruing TDRs	6,673	6,650
Other real estate owned	2,887	3,307
Total nonperforming assets	$9,560	9,957
Nonperforming assets as a percentage of:
Total assets	0.85%	0.97%
Gross loans	0.99%	1.14%
Total loans over 90 days past due	6,383	5,735
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$8,173	8,562

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

		June 30, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,531	1,506	1,506	490
Non-owner occupied RE	8,342	4,997	3,091	778
Construction	1,931	1,931	532	166
Business	4,591	4,126	2,946	2,266
Total commercial	16,395	12,560	8,075	3,700
Consumer
Real estate	1,702	1,664	1,346	631
Home equity	406	406	157	157
Construction	-	-	-	-
Other	216	216	216	216
Total consumer	2,324	2,286	1,719	1,004
Total	$18,719	14,846	9,794	4,704

		December 31, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,122	1,122	1,060	371
Non-owner occupied RE	5,813	4,522	2,777	801
Construction	5,268	2,726	1,315	324
Business	5,385	4,565	3,528	2,464
Total commercial	17,588	12,935	8,680	3,960
Consumer
Real estate	1,620	1,620	1,299	585
Home equity	347	347	347	191
Construction	-	-	-	-
Other	310	310	310	310
Total consumer	2,277	2,277	1,956	1,086
Total	$19,865	15,212	10,636	5,046

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	June 30, 2015		June 30, 2014
	Average	Recognized	Average	Average
	recorded	interest	recorded	recorded
(dollars in thousands)	investment	ncome	investment	investment
Commercial
Owner occupied RE	$1,292	10	1,662	2
Non-owner occupied RE	5,153	24	6,646	22
Construction	1,935	23	1,768	-
Business	4,194	33	4,713	42
Total commercial	12,574	90	14,789	66
Consumer
Real estate	1,685	12	2,355	12
Home equity	376	8	161	2
Construction	-	-	-	-
Other	219	2	277	3
Total consumer	2,280	22	2,793	17
Total	$14,854	112	17,582	83

	Six months ended		Six months ended		Year ended
	June 30, 2015		June 30, 2014		December 31, 2014
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,236	31	1,753	3	1,568	47
Non-owner occupied RE	4,942	47	6,305	53	5,693	104
Construction	2,198	41	1,802	14	1,977	75
Business	4,318	70	4,703	83	4,522	154
Total commercial	12,694	189	14,563	153	13,760	380
Consumer
Real estate	1,664	24	2,172	25	2,094	53
Home equity	366	9	187	4	251	10
Construction	-	-	-	-	-	-
Other	249	4	260	5	282	13
Total consumer	2,279	37	2,619	34	2,627	76
Total	$14,973	226	17,182	187	16,387	456

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

The following table summarizes the activity related to our allowance for loan losses by commercial and consumer portfolio segments:

	Six months ended June 30, 2015
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$1,645	2,332	614	3,625	1,714	1,162	236	424	11,752
Provision for loan losses	643	574	(216)	272	263	131	36	(78)	1,625
Loan charge-offs	(24)	(204)	-	(218)	(39)	(13)	-	(1)	(499)
Loan recoveries	-	6	-	42	-	1	-	-	49
Net loan charge-offs	(24)	(198)	-	(176)	(39)	(12)	-	(1)	(450)
Balance, end of period	$2,264	2,708	398	3,721	1,938	1,281	272	345	12,927
Net charge-offs to average loans (annualized)									0.10%
Allowance for loan losses to gross loans									1.34%
Allowance for loan losses to nonperforming loans									193.73%

	Six months ended June 30, 2014
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$1,880	2,633	397	3,329	1,091	644	99	140	10,213
Provision for loan losses	(299)	1,661	29	207	178	100	36	38	1,950
Loan charge-offs	-	(1,084)	-	-	-	(76)	-	(4)	(1,164)
Loan recoveries	-	-	-	103	-	1	-	-	104
Net loan charge-offs	-	(1,084)	-	103	-	(75)	-	(4)	(1,060)
Balance, end of period	$1,581	3,210	426	3,639	1,269	669	135	174	11,103
Net charge-offs to average loans (annualized)									0.28%
Allowance for loan losses to gross loans									1.37%
Allowance for loan losses to nonperforming loans									90.30%

The following table disaggregates our allowance for loan losses and recorded investment in loans by impairment methodology.

	June 30, 2015
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,700	1,004	4,704	12,560	2,286	14,846
Collectively evaluated	5,391	2,832	8,223	623,647	325,003	948,650
Total	$9,091	3,836	12,927	636,207	327,289	963,496

	December 31, 2014
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,960	1,086	5,046	12,935	2,277	15,212
Collectively evaluated	4,256	2,450	6,706	562,547	293,687	856,234
Total	$8,216	3,536	11,752	575,482	295,964	871,446

NOTE 5 – Troubled Debt Restructurings

At June 30, 2015, we had 37 loans totaling $9.3 million and at December 31, 2014 we had 37 loans totaling $9.7 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, we have restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification during the six months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	1	-	-	1	2	112	112
Construction	-	-	-	-	-	-	-
Business	-	-	-	1	1	21	21
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	1	-	-	2	3	$133	$133

	For the six months ended June 30, 2014
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	1	1	49	49
Construction	-	-	-	-	-	-	-
Business	1	-	-	2	3	371	372
Consumer
Real estate	-	-	1	-	1	116	116
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	2	-	-	-	2	126	126
Total loans	3	-	1	3	7	$662	$663

The following table summarizes loans modified as TDRs at June 30, 2015 and 2014 for which there was a payment default (60 days past due) within 12 months of the restructuring date.

	For the six months ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$-	-	$-
Non-owner occupied RE	-	-	2	3,357
Construction	-	-	-	-
Business	-	-	1	98
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	-	$-	3	$3,455

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,844	-	8,844
SBA securities	-	4,903	-	4,903
State and political subdivisions	-	16,346	-	16,346
Mortgage-backed securities	-	21,372	-	21,372
Total assets measured at fair value on a recurring basis	$-	51,465	-	51,465

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,557	-	8,557
SBA securities	-	5,154	-	5,154
State and political subdivisions	-	16,800	-	16,800
Mortgage-backed securities	-	24,513	-	24,513
Total assets measured at fair value on a recurring basis	$-	55,024	-	55,024

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of June 30, 2015. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,678	464	10,142
Other real estate owned	-	2,458	429	2,887
Total assets measured at fair value on a nonrecurring basis	$-	12,136	893	13,029

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,461	705	10,166
Other real estate owned	-	3,040	267	3,307
Total assets measured at fair value on a nonrecurring basis	$-	12,501	972	13,473

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$41,410	41,410	41,410	-	-
Other investments, at cost	5,532	5,532	-	-	5,532
Loans held for sale	12,402	12,402	-	12,402	-
Loans, net	950,569	952,186	-	9,678	942,508
Financial Liabilities:
Deposits	894,524	846,216	-	846,216	-
FHLB and other borrowings	115,200	122,866	-	122,866	-
Junior subordinated debentures	13,403	12,251	-	12,251	-

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$41,264	41,264	41,264	-	-
Other investments, at cost	6,522	6,522	-	-	6,522
Loans held for sale	11,765	11,765	-	11,765	-
Loans, net	859,694	860,215	-	9,461	850,754
Financial Liabilities:
Deposits	788,907	748,497	-	748,497	-
FHLB and other borrowings	135,200	144,156	-	144,156	-
Junior subordinated debentures	13,403	6,823	-	6,823	-

NOTE 7 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2015 and 2014. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2015. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2015 and 2014, there were 170,875 and 114,124 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)	2015	2014	2015	2014
Numerator:
Net income	$2,560	1,566	4,588	2,816
Less: Preferred stock dividend	-	253	-	445
Net income available to common shareholders	$2,560	1,313	4,588	2,371
Denominator:
Weighted-average common shares outstanding – basic	6,233,745	4,763,407	6,229,522	4,686,748
Common stock equivalents	299,913	273,146	294,795	270,252
Weighted-average common shares outstanding – diluted	6,533,658	5,036,553	6,524,317	4,957,000
Earnings per common share:
Basic	$0.41	0.28	0.74	0.51
Diluted	$0.39	0.26	0.70	0.48

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2015 as compared to the three and six month periods ended June 30, 2014 and assesses our financial condition as of June 30, 2015 as compared to December 31, 2014. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

Cautionary Warning Regarding forward-looking statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following:

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to attract and retain key personnel;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Cybersecurity breaches, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

●	Changes in monetary and tax policies;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting policies and practices; and

●	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission (the “SEC”).

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

At June 30, 2015, we had total assets of $1.1 billion, an 8.7% increase from total assets of $1.0 billion at December 31, 2014. The largest components of our total assets are net loans and securities which were $950.6 million and $57.0 million, respectively, at June 30, 2015. Comparatively, our net loans and securities totaled $859.7 million and $61.5 million, respectively, at December 31, 2014. Our liabilities and shareholders’ equity at June 30, 2015 totaled $1.0 billion and $87.7 million, respectively, compared to liabilities of $946.9 million and shareholders’ equity of $83.0 million at December 31, 2014. The principal component of our liabilities is deposits which were $894.5 million and $788.9 million at June 30, 2015 and December 31, 2014, respectively.

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

Our net income to common shareholders was $2.6 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $1.2 million, or 95.0%. Diluted earnings per share (“EPS”) was $0.39, for the second quarter of 2015 as compared to $0.26 for the same period in 2014. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Our net income to common shareholders was $4.6 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $2.2 million, or 93.5%. Diluted EPS was $0.70 for the six months ended June 30, 2015 as compared to $0.48 for the same period in 2014. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

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

Effect of Economic Trends

Markets in the United States and elsewhere have experienced extreme volatility and disruption since the latter half of 2007. While the economy as a whole has steadily improved since 2009, the weaker economic conditions are expected to continue through 2015. Financial institutions recently experienced credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions continue to face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and may continue to experience, pressure on loan yields, deposit and other borrowing costs, liquidity, and capital.

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $9.5 million for the three month period ended June 30, 2015, a 17.6% increase over net interest income of $8.1 million for the same period in 2014. In comparison, our average earning assets increased 15.0%, or $134.2 million, during the second quarter of 2015 compared to the second quarter of 2014, while our interest bearing liabilities increased by $89.1 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2015 and 2014. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$24,461	$19	0.31%	$23,367	$16	0.27%
Investment securities, taxable	41,719	254	2.44%	49,519	324	2.62%
Investment securities, nontaxable (2)	14,679	165	4.50%	22,019	227	4.14%
Loans (3)	946,670	10,941	4.64%	798,410	9,309	4.68%
Total interest-earning assets	1,027,529	11,379	4.44%	893,315	9,876	4.43%
Noninterest-earning assets	53,282			49,062
Total assets	$1,080,811			$942,377
Interest-bearing liabilities
NOW accounts	$175,304	77	0.18%	$143,972	52	0.14%
Savings & money market	243,326	245	0.40%	186,409	146	0.31%
Time deposits	283,259	532	0.75%	272,178	498	0.73%
Total interest-bearing deposits	701,889	854	0.49%	602,559	696	0.46%
FHLB advances and other borrowings	115,248	890	3.10%	125,434	944	3.02%
Junior subordinated debentures	13,403	81	2.42%	13,403	80	2.39%
Total interest-bearing liabilities	830,540	1,825	0.88%	741,396	1,720	0.93%
Noninterest-bearing liabilities	162,888			129,572
Shareholders’ equity	87,383			71,409
Total liabilities and shareholders’ equity	$1,080,811			$942,377
Net interest spread			3.56%			3.50%
Net interest income (tax equivalent) / margin		$9,554	3.73%		$8,156	3.66%
Less: tax-equivalent adjustment (2)		63			86
Net interest income		$9,491			$8,070
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.73% for the three months ended June 30, 2015 compared to 3.66% for the second quarter of 2014. The increase in net interest margin as compared to the same period in 2014, was driven primarily by a five basis point reduction in the cost of our interest-bearing liabilities, assisted by a one basis point increase in the yield on our interest-earning assets.

Our average interest-earning assets increased by $134.2 million as compared to the same quarter in 2014, while the yield on these assets increased by one basis point. The increase in average interest-earning assets was driven by a $148.3 million increase in our average loan balances for the second quarter of 2015, compared to the same period in 2014; however, our loan yield decreased by four basis points during the same period. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $89.1 million during the second quarter of 2015 as compared to the first quarter of 2014, while the cost of our interest-bearing liabilities declined by five basis points during the same period. The reduction in cost during the 2015 period resulted primarily from a $99.3 million increase in our interest-bearing deposits which have a lower cost than our other interest-bearing liabilities. We do not anticipate further significant reductions in the rates on our interest-bearing deposits or FHLB advances and other borrowings in the future as these rates are currently at historically low rates.

Our net interest spread was 3.56% for the three months ended June 30, 2015 compared to 3.50% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The five basis point reduction in rate on our interest-bearing liabilities, assisted by the one basis point increase in yield on our interest-earning assets, resulted in a six basis point increase in our net interest spread for the 2015 period.

	For the Six Months Ended June 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$29,392	$45	0.31%	$24,184	$30	0.25%
Investment securities, taxable	42,097	526	2.52%	50,001	682	2.75%
Investment securities, nontaxable (2)	15,042	331	4.43%	22,928	477	4.20%
Loans	924,869	21,341	4.65%	776,144	18,126	4.71%
Total interest-earning assets	1,011,400	22,243	4.43%	873,257	19,315	4.46%
Noninterest-earning assets	53,618			48,865
Total assets	$1,065,018			$922,122
Interest-bearing liabilities
NOW accounts	$169,102	150	0.18%	$147,435	111	0.15%
Savings & money market	240,222	447	0.38%	174,694	266	0.31%
Time deposits	280,091	1,024	0.74%	272,710	999	0.74%
Total interest-bearing deposits	689,415	1,621	0.47%	594,839	1,376	0.47%
Note payable and other borrowings	119,987	1,774	2.98%	124,784	1,884	3.04%
Junior subordinated debentures	13,403	161	2.42%	13,403	160	2.41%
Total interest-bearing liabilities	822,805	3,556	0.87%	733,026	3,420	0.94%
Noninterest-bearing liabilities	155,971			118,883
Shareholders’ equity	86,242			70,213
Total liabilities and shareholders’ equity	$1,065,018			$922,122
Net interest spread			3.56%			3.52%
Net interest income (tax equivalent) / margin		$18,687	3.73%		$15,895	3.67%
Less: tax-equivalent adjustment (2)		126			181
Net interest income		$18,561			$15,714
(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.73% for the six months ended June 30, 2015 compared to 3.67% for the six months ended June 30, 2014. The six basis point increase in net interest margin during the six months ended June 30, 2015 was driven primarily by a seven basis point reduction in the cost of our interest bearing liabilities, partially offset by a three basis point reduction in the yield on our interest-earning assets compared to the same period in 2014.

During the first six months of 2015, our average interest-earning assets increased by $138.1 million as compared to the same period in 2014; however, the yield on our interest-earning assets declined by three basis points during 2015. The increase in interest-earning assets was driven by a $148.7 million increase in average loans, partially offset by a $15.8 million decrease in average investment securities, while the decline in yield on interest earning assets was driven primarily by a six basis point reduction in yield on our loan portfolio.

In addition, our average interest-bearing liabilities increased by $89.8 million during the six month period ended June 30, 2015 as compared to the same period in 2014, while the cost of our interest-bearing liabilities declined by seven basis points. The reduction in cost of our interest-bearing liabilities is a result of the $94.6 million increase in interest-bearing deposits which are at lower rates than our other interest-bearing liabilities.

Our net interest spread was 3.56% for the six months ended June 30, 2015 compared to 3.52% for the same period in 2014. The seven basis point reduction in cost on our interest-bearing liabilities, partially offset by a three basis point decline in yield on our earning assets, resulted in the four basis point increase in our net interest spread for the 2015 period.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2015 vs. 2014				June 30, 2014 vs. 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,729	(82)	(15)	1,632	1,553	(601)	(111)	841
Investment securities	(99)	(13)	3	(109)	(45)	94	(10)	39
Federal funds sold	1	2	-	3	(3)	1	-	(2)
Total interest income	1,631	(93)	(12)	1,526	1,505	(506)	(121)	878
Interest expense
Deposits	126	27	5	158	243	(230)	(41)	(28)
FHLB advances and other borrowings	(77)	25	(2)	(54)	(38)	11	-	(27)
Junior subordinated debt	-	1	-	1	-	(7)	-	(7)
Total interest expense	49	53	3	105	205	(226)	(41)	(62)
Net interest income	$1,582	(146)	(15)	1,421	1,300	(280)	(80)	940

Net interest income, the largest component of our income, was $9.5 million for the three month period ended June 30, 2015 and $8.1 million for the three months ended June 30, 2014, a $1.4 million, or 17.6% increase during the second quarter of 2015. The increase in net interest income is due to a $1.5 million increase in interest income, partially offset by a $105,000 increase in interest expense. During the second quarter of 2015, the primary driver of the increase in net interest income was the $134.2 million increase in our average interest-earning assets as compared to the second quarter of 2014.

	Six Months Ended
	June 30, 2015 vs. 2014				June 30, 2014 vs. 2013
	Increase (Decrease) Due to					Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,473	(217)	(42)	3,214	2,773	(1,182)	(197)	1,394
Investment securities	(211)	(45)	10	(246)	(112)	226	(27)	87
Federal funds sold	6	7	2	15	(2)	-	-	(2)
Total interest income	3,268	(255)	(30)	2,983	2,659	(956)	(224)	1,479
Interest expense
Deposits	254	(8)	(1)	245	274	(364)	(64)	(154)
Note payable and other	(72)	(39)	1	(110)	(128)	74	(6)	(60)
Junior subordinated debt	-	1	-	1	-	(13)	-	(13)
Total interest expense	182	(46)	-	136	146	(303)	(70)	(227)
Net interest income	$3,086	(209)	(30)	2,847	2,513	(653)	(154)	1,706

Net interest income for the six months ended June 30, 2015 was $18.6 million compared to $15.7 million for the first six months ended June 30, 2014, a $2.8 million, or 18.1% increase during the first six months of 2015 compared to the same period in 2014. The increase in net interest income is due to a $3.0 million increase in interest income, offset in part by a $136,000 increase in interest expense. The $138.1 million increase in average earning assets during the six months ended June 30, 2015 as compared to six months ended June 30, 2014 was the primary driver of the increase in net interest income during the 2015 period.

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

For the three months ended June 30, 2015 and 2014, we incurred a noncash expense related to the provision for loan losses of $1.0 million and $950,000, respectively, resulting in an allowance for loan losses of $12.9 million and $11.1 million for the 2015 and 2014 periods, respectively. For the six months ended June 30, 2015 and 2014 our provision for loan losses was $1.6 million and $2.0 million, respectively. The $12.9 million allowance represented 1.34% of gross loans at June 30, 2015 while the $11.1 million allowance was 1.37% of gross loans at June 30, 2014. During the past 12 months, our loan balances increased by $150.7 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Loan and mortgage fee income	$1,409	613	2,605	955
Service fees on deposit accounts	219	231	445	445
Income from bank owned life insurance	165	167	331	329
Gain on sale of investment securities	36	230	295	230
Other income	286	277	580	529
Total noninterest income	$2,115	1,518	4,256	2,488

Noninterest income increased $597,000, or 39.3%, for the second quarter of 2015 as compared to the same period in 2014. Excluding the gain on sale of investment securities in both the 2015 and 2014 periods, noninterest income increased $791,000, or 61.4%, during the 2015 period. The increase in total noninterest income during this 2015 period resulted primarily from the following:

●	Loan and mortgage fee income increased $796,000, or 129.9%, resulting primarily from an increase in mortgage fee income which was driven by an expansion of our mortgage operations. Mortgage origination fee income increased from $576,000 for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015.

Partially offsetting the increase was a $12,000, or 5.2%, decrease in service fees on deposit accounts which was primarily related to an $11,000 decrease in non-sufficient funds (“NSF”) fee income.

Noninterest income increased $1.8 million, or 71.1%, during the six months ended June 30, 2015 as compared to the same period in 2014. Excluding the gain on sale of investment securities, noninterest income increased $1.7 million, or 75.4%, from the 2014 period. The increase in total noninterest income during the six months ended June 30, 2015 resulted primarily from a $1.7 million increase in loan fee income, a $65,000 increase in gain on sale of investment securities, and a $51,000 increase in other income which consists primarily of income from ATM and debit card transactions, wire transfer fees and rent income from tenants at our Columbia, South Carolina office.

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $196,000 and $169,000 for the three months ended June 30, 2015 and 2014, respectively, and $372,000 and $311,000 for the six months ended June 30, 2015 and 2014, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Compensation and benefits	$4,106	3,514	8,382	6,925
Occupancy	842	730	1,579	1,457
Real estate owned expenses	93	12	855	25
Data processing and related costs	573	622	1,158	1,216
Insurance	213	203	415	395
Professional fees	233	294	466	517
Marketing	222	197	460	398
Other	364	743	791	1,152
Total noninterest expense	$6,646	6,315	14,106	12,085

Noninterest expense was $6.7 million for the three months ended June 30, 2015, a $331,000, or 5.2%, increase from noninterest expense of $6.3 million for the three months ended June 30, 2014. The increase in total noninterest expenses resulted primarily from the following:

●

Compensation and benefits expense increased $592,000, or 16.8%, relating primarily to increases in base compensation and benefits expenses. Base compensation increased by $587,000 driven by the cost of 18 additional employees, five of which were hired to support our Mount Pleasant, South Carolina office, two of which were hired in relation to the expansion of our mortgage operations, and the remainder of which were hired to support our loan and deposit growth, combined with annual company-wide salary increases.

●	Occupancy expenses increased by $112,000, or 15.3%, driven by increased depreciation and maintenance costs on the properties we own.
●	Real estate owned expenses increased $81,000, due primarily to expenses associated with one commercial property.

Partially offsetting these increases in noninterest expenses were decreases in data processing and related costs, professional fees, and other noninterest expense. The $61,000 decrease in professional fees and the $379,000 decrease in other noninterest expense related primarily to costs associated with a specific litigation issue during the second quarter of 2014. In addition, our collection costs, which are included in other noninterest expense, decreased by $106,000 during the three months ended June 30, 2015.

Our efficiency ratio was 57.3% for the second quarter of 2015 compared to 65.9% for the same period in 2014. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio for 2015 was driven primarily by an increase in net interest income and noninterest income during the three months ended June 30, 2015, as compared to the same period in 2014.

Noninterest expense for the six months ended June 30, 2015 increased 16.7%, or $2.0 million, as compared to the six months ended June 30, 2014. The increase relates primarily to the $1.5 million increase in compensation and benefits expense, $122,000 in occupancy expense, $830,000 in real estate owned expenses and $62,000 in marketing expenses. Partially offsetting the increases in noninterest expense was a decrease of $58,000 in data processing and related costs, $51,000 in professional fees, and $361,000 in other noninterest expenses.

We incurred income tax expense of $1.4 million for the three months ended June 30, 2015 as compared to $757,000 during the same period in 2014. Income tax expense for the six months ended June 30, 2015 was $2.5 million as compared to $1.4 million for the same period of 2014. Our effective tax rate was 35.3% and 32.4% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate during the 2015 period is primarily a result of the lesser impact of tax-exempt income.

BALANCE SHEET REVIEW

Investment Securities
At June 30, 2015, the $57.0 million in our investment securities portfolio represented approximately 5.1% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $51.5 million and an amortized cost of $51.6 million resulting in an unrealized loss of $169,000. At December 31, 2014, the $61.5 million in our investment securities portfolio represented approximately 6.0% of our total assets. At December 31, 2014, we held investment securities available for sale with a fair value of $55.0 million and an amortized cost of $54.6 million for an unrealized gain of $458,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding loans held for sale, for the six months ended June 30, 2015 and 2014 were $912.8 million and $773.1 million, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2015 and December 31, 2014 were $963.5 million and $871.4 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2015, our loan portfolio included $786.8 million, or 81.7%, of real estate loans. As of December 31, 2014, real estate loans made up 81.2% of our loan portfolio and totaled $707.2 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $105.2 million as of June 30, 2015, of which approximately 32% were in a first lien position, while the remaining balance was second liens, compared to $95.6 million as of December 31, 2014, with approximately 35% in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $88,000 and a loan to value of 72% as of June 30, 2015, compared to an average loan balance of $87,000 and a loan to value of approximately 72% as of December 31, 2014. Further, 0.4% and 0.3% of our total home equity lines of credit were over 30 days past due as of June 30, 2015 and December 31, 2014, respectively.

Following is a summary of our loan composition at June 30, 2015 and December 31, 2014. Of the $92.1 million in loan growth during the first half of 2015, $31.4 million was originated in the Greenville market, $24.8 million was originated in the Columbia market, and $35.9 million was originated in the Charleston market. In addition, $79.6 million of the increase was in loans secured by real estate, and $12.0 million in commercial business loans. The $19.5 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $299,000, a term of eight years, and an average rate of 4.46%.

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$232,997	24.2%	$191,061	21.9%
Non-owner occupied RE	207,623	21.6%	183,440	21.1%
Construction	33,570	3.5%	50,995	5.8%
Business	162,017	16.8%	149,986	17.2%
Total commercial loans	636,207	66.1%	575,482	66.0%
Consumer
Real estate	166,404	17.3%	146,859	16.9%
Home equity	105,241	10.9%	95,629	11.0%
Construction	40,957	4.2%	39,226	4.5%
Other	14,687	1.5%	14,250	1.6%
Total consumer loans	327,289	33.9%	295,964	34.0%
Total gross loans, net of deferred fees	963,496	100.0%	871,446	100.0%
Less—allowance for loan losses	(12,927)		(11,752)
Total loans, net	$950,569		$859,694

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2015 and December 31, 2014, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial	$4,916	4,857
Consumer	670	646
Nonaccruing troubled debt restructurings	1,087	1,147
Total nonaccrual loans	6,673	6,650
Other real estate owned	2,887	3,307
Total nonperforming assets	$9,560	9,957

At June 30, 2015, nonperforming assets were $9.6 million, or 0.85% of total assets and 0.99% of gross loans. Comparatively, nonperforming assets were $10.0 million, or 0.97% of total assets and 1.14% of gross loans at December 31, 2014. Nonaccrual loans were $6.7 million at June 30, 2015, nearly unchanged from December 31, 2014. Nonaccrual loans at June 30, 2015 include seven loans which were put on nonaccrual status during the first six months of 2015. In addition, during the first six months of 2015, one nonaccrual loan was returned to accrual status, two loans were transferred to other real estate owned and two nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first six months of 2015 and 2014 was approximately $346,000 and $314,000, respectively.

Nonperforming assets include other real estate owned which decreased by $420,000 from December 31, 2014 due primarily to a write-down on one commercial property. The balance at June 30, 2015 includes seven commercial properties totaling $2.1 million and four residential properties totaling $770,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2015.

At June 30, 2015 and 2014, the allowance for loan losses represented 193.7% and 90.3% of the total amount of nonperforming loans, respectively. A significant portion, or 95%, of nonperforming loans at June 30, 2015 is secured by real estate. Our nonperforming loans have been written down to approximately 63% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $12.9 million as of June 30, 2015 to be adequate.

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

In addition, at June 30, 2015, 81.7% of our loans are collateralized by real estate and 86.9% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2015, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2015, impaired loans totaled $14.8 million for which $9.8 million of these loans have a reserve of approximately $4.7 million allocated in the allowance. During the first six months of 2015, the average recorded investment in impaired loans was approximately $15.0 million. Comparatively, impaired loans totaled $15.2 million at December 31, 2014, and $10.6 million of these loans had a reserve of approximately $5.0 million allocated in the allowance. During 2014, the average recorded investment in impaired loans was approximately $16.4 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2015, we determined that we had loans totaling $9.3 million, that we considered TDRs. As of December 31, 2014, we had loans totaling $9.7 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $12.9 million and $11.1 million at June 30, 2015 and 2014, respectively, or 1.34% and 1.37% of outstanding loans, respectively. At December 31, 2014, our allowance for loan losses was $11.8 million, or 1.35% of outstanding loans, and we had net loans charged-off of $2.6 million for the year ended December 31, 2014.

During the six months ended June 30, 2015, we charged-off $499,000 of loans and recorded $49,000 of recoveries on loans previously charged-off, for net charge-offs of $450,000, or 0.10% of average loans, annualized. Comparatively, we charged-off $1.2 million of loans and recorded $104,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.1 million, or 0.28% of average loans, annualized, for the first six months of 2014.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended
	June 30,		Year ended
(dollars in thousands)	2015	2014	December 31, 2014
Balance, beginning of period	$11,752	10,213	10,213
Provision	1,625	1,950	4,175
Loan charge-offs	(499)	(1,164)	(2,887)
Loan recoveries	49	104	251
Net loan charge-offs	(450)	(1,060)	(2,636)
Balance, end of period	$12,927	11,103	11,752

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

Our retail deposits represented $815.5 million, or 91.2% of total deposits at June 30, 2015, while our out-of-market, or brokered, deposits represented $79.1 million, or 8.8% of our total deposits at June 30, 2015. At December 31, 2014, retail deposits represented 729.0 million, or 92.4% of our total deposits, and brokered CDs were $60.0 million, representing 7.6% of our total deposits. Of the $86.5 million increase in retail deposits during the first half of 2015, $29.4 million is related to the Greenville market, $31.1 million is related to the Columbia market, and $26.0 million is related to the Charleston market. Our loan-to-deposit ratio was 108% at June 30, 2015 and 110% at December 31, 2014.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2015	2014
Non-interest bearing	$162,845	139,902
Interest bearing:
NOW accounts	177,700	149,137
Money market accounts	252,066	224,733
Savings	8,661	8,664
Time, less than $100,000	60,240	62,646
Time and out-of-market deposits, $100,000 and over	233,012	203,825
Total deposits	$894,524	788,907

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended
	June 30,
	2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$148,039	-%	112,178	-%
Interest bearing demand deposits	169,102	0.18%	147,435	0.15%
Money market accounts	231,495	0.39%	167,251	0.32%
Savings accounts	8,727	0.07%	7,443	0.09%
Time deposits less than $100,000	61,966	0.74%	68,445	0.72%
Time deposits greater than $100,000	218,125	0.74%	204,265	0.75%
Total deposits	$837,454	0.39%	707,017	0.39%

During the twelve months ended June 30, 2015, our average transaction account balances increased by $123.1 million, or 28.3%, from the six months ended June 30, 2014, while our average time deposit balances increased by $7.4 million during the 2015 period. In addition, during the past 12 months, we have continued to reduce the rates we pay on our interest-bearing deposits, as these deposits repriced; however, we do not anticipate a significant reduction in our deposit costs in the future.

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $661.5 million and $585.1 million at June 30, 2015 and December 31, 2014, respectively. In addition, included in time deposits of $100,000 or more at June 30, 2015 is $54.9 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.59%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2015 was as follows:

(dollars in thousands)	June 30, 2015
Three months or less	$32,642
Over three through six months	33,272
Over six through twelve months	73,420
Over twelve months	93,678
Total	$233,012

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2015 and December 31, 2014 were $152.9 million and $121.8 million, respectively.

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

At June 30, 2015 and December 31, 2014, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $41.4 million and $41.3 million, or 3.7% and 4.0% of total assets, respectively. Our investment securities at June 30, 2015 and December 31, 2014 amounted to $57.0 million and $61.5 million, or 5.1% and 6.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 41% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 24% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at June 30, 2015.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2015 was $115.4 million, based on the Bank’s $5.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2015 we had $55.4 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at June 30, 2015. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at June 30, 2015 was $87.7 million. At December 31, 2014, total shareholders’ equity was $83.0 million. The $4.7 million increase from December 31, 2014 is primarily related to net income of $4.6 million during the first six months of 2015.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the six months ended June 30, 2015 and the year ended December 31, 2014. Since our inception, we have not paid cash dividends.

	June 30, 2015	December 31, 2014
Return on average assets	0.87%	0.69%
Return on average equity	10.73%	8.92%
Return on average common equity	10.73%	12.03%
Average equity to average assets ratio	8.10%	7.76%
Tangible common equity to assets ratio	7.83%	8.06%

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

In July 2013, the Federal Reserve and the FDIC approved the final rules to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. Under the final rules, which began to take effect for us in January 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Additionally, CET1 includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Company and the Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in our Tier 1 capital. Basel III also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to the risk weights for certain assets and off-balance sheet exposures. Management expects that the capital ratios for the Company and Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2015
					To be well capitalized
					under prompt
			For capital			corrective
			adequacy purposes		action provisions
		Actual		minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$109,211	11.54%	75,704	8.00%	94,630	10.00%
Tier 1 Capital (to risk weighted assets)	97,369	10.29%	56,778	6.00%	75,704	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	97,369	10.29%	42,583	4.50%	61,509	6.50%
Tier 1 Capital (to average assets)	97,369	9.03%	43,150	4.00%	53,937	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

					June 30, 2015
					To be well capitalized
					under prompt
			For capital			corrective
			adequacy purposes		action provisions
		Actual		minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	112,621	11.90%	75,704	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	100,779	10.65%	56,778	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	87,779	9.28%	42,583	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	100,779	9.32%	43,234	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2015, unfunded commitments to extend credit were $181.4 million, of which $60.0 million was at fixed rates and $121.5 million was at variable rates. At December 31, 2014, unfunded commitments to extend credit were $167.3 million, of which approximately $52.2 million was at fixed rates and $115.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2015 and December 31, 2014, there were commitments under letters of credit for $3.9 million and $2.6 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	15.89%
Up 200 basis points	9.57%
Up 100 basis points	4.26%
Base	-
Down 100 basis points	(5.09)%
Down 200 basis points	(9.96)%
Down 300 basis points	(13.47)%

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 4, 2015	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2015	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.