Form 10-Q
period 2015-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2015-10-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,243,132 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 27, 2015.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2015 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2015	2014
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,311	9,862
Federal funds sold	34,817	25,849
Interest-bearing deposits with banks	4,209	5,553
Total cash and cash equivalents	50,337	41,264
Investment securities:
Investment securities available for sale	66,346	55,024
Other investments	5,532	6,522
Total investment securities	71,878	61,546
Loans held for sale	10,887	11,765
Loans	993,233	871,446
Less allowance for loan losses	(13,368)	(11,752)
Loans, net	979,865	859,694
Bank owned life insurance	24,548	22,050
Property and equipment, net	23,461	20,845
Deferred income taxes	6,080	5,509
Other assets	6,501	7,192
Total assets	$1,173,557	1,029,865
LIABILITIES
Deposits	$943,918	788,907
Federal Home Loan Bank advances and other borrowings	115,200	135,200
Junior subordinated debentures	13,403	13,403
Other liabilities	9,986	9,363
Total liabilities	1,082,507	946,873
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
6,243,132 and 6,219,002 shares issued and outstanding at September 30,
2015 and December 31, 2014, respectively	62	62
Nonvested restricted stock	(350)	(494)
Additional paid-in capital	69,400	68,785
Accumulated other comprehensive income	286	302
Retained earnings	21,652	14,337
Total shareholders’ equity	91,050	82,992
Total liabilities and shareholders’ equity	$1,173,557	1,029,865

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2015	2014	2015	2014
Interest income
Loans	$11,362	9,829	32,703	27,956
Investment securities	371	400	1,102	1,378
Federal funds sold	33	24	79	54
Total interest income	11,766	10,253	33,884	29,388
Interest expense
Deposits	941	718	2,563	2,094
Borrowings	987	1,044	2,922	3,088
Total interest expense	1,928	1,762	5,485	5,182
Net interest income	9,838	8,491	28,399	24,206
Provision for loan losses	875	1,325	2,500	3,275
Net interest income after provision for loan losses	8,963	7,166	25,899	20,931
Noninterest income
Loan and mortgage fee income	1,426	861	4,031	1,816
Service fees on deposit accounts	230	244	676	689
Income from bank owned life insurance	167	169	498	498
Gain on sale of investment securities	2	-	297	230
Other income	299	286	878	815
Total noninterest income	2,124	1,560	6,380	4,048
Noninterest expenses
Compensation and benefits	4,313	3,459	12,695	10,384
Occupancy	845	777	2,424	2,235
Real estate owned expenses	148	71	1,003	96
Data processing and related costs	588	625	1,747	1,841
Insurance	215	209	630	604
Professional fees	180	193	646	591
Marketing	217	207	677	724
Other	365	525	1,155	1,676
Total noninterest expenses	6,871	6,066	20,977	18,151
Income before income tax expense	4,216	2,660	11,302	6,828
Income tax expense	1,489	834	3,987	2,185
Net income	2,727	1,826	7,315	4,643
Preferred stock dividend	-	253	-	699
Net income available to common shareholders	$2,727	1,573	7,315	3,944
Earnings per common share
Basic	$0.44	0.33	1.17	0.83
Diluted	0.41	0.31	1.12	0.79
Weighted average common shares outstanding
Basic	6,238,465	4,829,514	6,232,536	4,775,791
Diluted	6,579,448	5,046,487	6,542,896	4,984,553

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$2,727	1,826	7,315	4,643
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	604	(25)	272	2,234
Tax (expense) benefit	(205)	8	(92)	(760)
Reclassification of realized gain	(2)	-	(297)	(230)
Tax expense	1	-	101	78
Other comprehensive income (loss)	398	(17)	(16)	1,322
Comprehensive income	$3,125	1,809	7,299	5,965

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$43,585	$(1,348)	$8,722	$65,665
Net income	-	-	-	-	-	-	-	4,643	4,643
Preferred stock transactions:
Redemption of preferred stock	-	-	(4,057)	(4,057)	-	-	-	-	(4,057)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(687)	(687)
Issuance of common stock	475,000	5	-	-	-	5,945	-	-	5,950
Proceeds from exercise of stock options	32,764	-	-	-	-	287	-	-	287
Issuance of restricted stock	2,000	-	-	-	(27)	27	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	147	-	-	-	147
Compensation expense related to stock options, net of tax	-	-	-	-	-	322	-	-	322
Other comprehensive income	-	-	-	-	-	-	1,322	-	1,322
September 30, 2014	4,829,514	48	11,242	11,242	(516)	50,166	(26)	12,678	73,592
December 31, 2014	6,219,002	62	-	-	(494)	68,785	302	14,337	82,992
Net income	-	-	-	-	-	-	-	7,315	7,315
Proceeds from exercise of stock options	24,130	-	-	-	-	189	-	-	189
Amortization of deferred compensation on restricted stock	-	-	-	-	144	-	-	-	144
Compensation expense related to stock options, net of tax	-	-	-	-	-	426	-	-	426
Other comprehensive loss	-	-	-	-	-	-	(16)	-	(16)
September 30, 2015	6,243,132	$62	-	$-	$(350)	$69,400	$286	$21,652	$91,050

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2015	2014
Operating activities
Net income	$7,315	$4,643
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,500	3,275
Depreciation and other amortization	990	901
Accretion and amortization of securities discounts and premium, net	237	291
Gain loss on sale of investment securities available for sale	(297)	(230)
(Gain) loss on sale of real estate owned	(66)	13
Write-down of real estate owned	787	20
Compensation expense related to stock options and grants	570	469
Gain on sale of loans held for sale	(3,816)	(1,700)
Loans originated and held for sale	(162,352)	(71,733)
Proceeds from sale of loans held for sale	167,046	67,672
Increase in cash surrender value of bank owned life insurance	(498)	(498)
Increase in deferred tax asset	(562)	(954)
Decrease in other assets, net	41	8
Decrease in other liabilities	623	854
Net cash provided by operating activities	12,518	3,031
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(123,014)	(103,836)
Purchase of property and equipment	(3,606)	(2,111)
Purchase of investment securities:
Available for sale	(25,096)	(2,073)
Other	(149)	(900)
Payments and maturity of investment securities:
Available for sale	3,446	3,609
Other	1,140	494
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of investment securities available for sale	10,362	10,977
Proceeds from sale of real estate owned	272	203
Net cash used for investing activities	(138,645)	(93,637)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	155,011	92,441
Increase in other borrowings	-	15,500
Decrease in Federal Home Loan Bank advances and other borrowings	(20,000)	-
Cash dividend on preferred stock	-	(687)
Redemption of preferred stock	-	(4,057)
Issuance of common stock	-	5,950
Proceeds from the exercise of stock options and warrants	189	287
Net cash provided by financing activities	135,200	109,434
Net increase in cash and cash equivalents	9,073	18,828
Cash and cash equivalents at beginning of the period	41,264	39,203
Cash and cash equivalents at end of the period	$50,337	$58,031
Supplemental information
Cash paid for
Interest	$5,451	$4,946
Income taxes	4,550	3,140
Schedule of non-cash transactions
Real estate acquired in settlement of loans	343	2,587
Unrealized gain on securities, net of income taxes	180	1,474

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 3, 2015. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

NOTE 3 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2015
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$12,146	30	72	12,104
SBA securities	5,071	-	88	4,983
State and political subdivisions	19,097	416	51	19,462
Mortgage-backed securities	29,599	280	82	29,797
Total investment securities available for sale	$65,913	726	293	66,346

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,763	9	215	8,557
SBA securities	5,336	-	182	5,154
State and political subdivisions	16,253	598	51	16,800
Mortgage-backed securities	24,214	341	42	24,513
Total investment securities available for sale	$54,566	948	490	55,024

During the first quarter of 2015, the Company sold $5.8 million of its mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $259,000. During the second quarter of 2015, the Company sold and subsequently reinvested $4.3 million of investment securities, recording a gain of $36,000 from the transaction.

Contractual maturities and yields on the Company’s investment securities at September 30, 2015 and December 31, 2014 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,008	1.77%	2,373	2.13%	7,723	2.42%	12,104	2.26%
SBA securities	-	-	-	-	-	-	4,983	1.88%	4,983	1.88%
State and political subdivisions	1,763	0.65%	969	2.78%	8,822	2.91%	7,908	2.89%	19,462	2.69%
Mortgage-backed securities	-	-	-	-	3,506	1.58%	26,291	2.11%	29,797	2.05%
Total	$1,763	0.65%	2,977	2.10%	14,701	2.46%	46,905	2.26%	66,346	2.26%

	December 31, 2014
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	988	2.12%	-	-	7,569	2.43%	8,557	2.39%
SBA securities	-	-	-	-	-	-	5,154	1.88%	5,154	1.88%
State and political subdivisions	2,082	0.68%	399	3.14%	8,465	3.23%	5,854	3.00%	16,800	2.82%
Mortgage-backed securities	-	-	-	-	2,118	1.66%	22,395	2.62%	24,513	2.54%
Total	$2,082	0.68%	1,387	2.41%	10,583	2.91%	40,972	2.54%	55,024	2.54%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2015
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	2	$5,061	$72	-	$-	$-	2	$5,061	$72
SBA securities	-	-	-	2	4,983	88	2	4,983	88
State and political subdivisions	6	2,489	18	4	2,244	33	10	4,733	51
Mortgage-backed securities	7	11,520	82	-	-	-	7	11,520	82
Total	15	$19,070	$172	6	$7,227	$121	21	$26,297	$293

								December 31, 2014
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	-	$-	$-	2	$7,569	$215	2	$7,569	$215
SBA securities	-	-	-	2	5,154	182	2	5,154	182
State and political subdivisions	-	-	-	7	3,488	51	7	3,488	51
Mortgage-backed securities	3	4,407	11	2	4,756	31	5	9,163	42
Total	3	$4,407	$11	13	$20,967	$479	16	$25,374	$490

At September 30, 2015, the Company had 15 individual investments with a fair market value of $19.1 million that were in an unrealized loss position for less than 12 months and six individual investments with a fair market value of $7.2 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2015	December 31, 2014
Federal Home Loan Bank stock	$5,005	6,020
Investment in Trust Preferred securities	403	403
Other investments	124	99
Total other investments	$5,532	6,522

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2015 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2015, $21.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $11.2 million of securities were pledged to secure client deposits. At December 31, 2014, $21.8 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $12.9 million of securities were pledged to secure client deposits.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.8 million as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$237,997	24.0%	$191,061	21.9%
Non-owner occupied RE	212,777	21.4%	183,440	21.1%
Construction	32,985	3.3%	50,995	5.8%
Business	170,049	17.1%	149,986	17.2%
Total commercial loans	653,808	65.8%	575,482	66.0%
Consumer
Real estate	168,838	17.0%	146,859	16.9%
Home equity	111,794	11.3%	95,629	11.0%
Construction	43,555	4.4%	39,226	4.5%
Other	15,238	1.5%	14,250	1.6%
Total consumer loans	339,425	34.2%	295,964	34.0%
Total gross loans, net of deferred fees	993,233	100.0%	871,446	100.0%
Less—allowance for loan losses	(13,368)		(11,752)
Total loans, net	$979,865		$859,694

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

	September 30, 2015
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$18,701	146,061	73,235	237,997
Non-owner occupied RE	39,960	130,607	42,210	212,777
Construction	13,882	16,258	2,845	32,985
Business	70,478	87,226	12,345	170,049
Total commercial loans	143,021	380,152	130,635	653,808
Consumer
Real estate	28,269	47,668	92,901	168,838
Home equity	4,842	32,466	74,486	111,794
Construction	17,661	2,835	23,059	43,555
Other	7,590	6,065	1,583	15,238
Total consumer loans	58,362	89,034	192,029	339,425
Total gross loans, net of deferred fees	$201,383	469,186	322,664	993,233
Loans maturing after one year with:
Fixed interest rates				$590,605
Floating interest rates				201,247

	December 31, 2014
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$20,737	98,110	72,214	191,061
Non-owner occupied RE	46,718	104,402	32,320	183,440
Construction	11,923	25,145	13,927	50,995
Business	75,718	65,899	8,369	149,986
Total commercial loans	155,096	293,556	126,830	575,482
Consumer
Real estate	21,571	41,549	83,739	146,859
Home equity	5,645	28,394	61,590	95,629
Construction	13,531	2,073	23,622	39,226
Other	7,278	5,637	1,335	14,250
Total consumer	48,025	77,653	170,286	295,964
Total gross loan, net of deferred fees	$203,121	371,209	297,116	871,446
Loans maturing after one year with:
Fixed interest rates				$494,058
Floating interest rates				174,267

Portfolio Segment Methodology

Commercial
Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. The Company applies historic grade-specific loss factors to each loan class. In the development of statistically derived loan grade loss factors, the Company observes historical losses over 20 quarters for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status.

Consumer
For consumer loans, the Company determines the allowance on a collective basis utilizing historical losses over 20 quarters to represent its best estimate of inherent loss. The Company pools loans, generally by loan class with similar risk characteristics. The allowance also includes an amount for the estimated impairment on nonaccrual consumer loans and consumer loans modified in a TDR, whether on accrual or nonaccrual status.

During the third quarter of 2015, the Company began using 20 quarters to measure historical losses rather than a 12 quarter period as used in the past. The Company believes that the longer period used to determine historical losses for both its commercial and consumer loans captures a longer economic cycle, including periods of economic uncertainty which are unlike those the Company has experienced in the past three years. The Company also believes that using 20 quarters to measure historical losses is more indicative of the losses and risks inherent in the portfolio.

Credit Quality Indicators

Commercial
The Company manages a consistent process for assessing commercial loan credit quality by monitoring its loan grading trends and past due statistics. All loans are subject to individual risk assessment. The Company’s risk categories include Pass, Special Mention, Substandard, and Doubtful, each of which is defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of the Company’s allowance for credit losses.

The Company categorizes its loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	September 30, 2015
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$232,326	203,061	31,143	161,171	627,701
Special mention	3,903	3,325	-	4,846	12,074
Substandard	1,768	6,391	1,842	4,032	14,033
Doubtful	-	-	-	-	-
	$237,997	212,777	32,985	170,049	653,808

	December 31, 2014
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$184,158	173,711	48,140	140,432	546,441
Special mention	5,035	3,376	129	4,715	13,255
Substandard	1,868	6,353	2,726	4,839	15,786
Doubtful	-	-	-	-	-
	$191,061	183,440	50,995	149,986	575,482

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2015
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$237,687	209,180	32,538	168,722	648,127
30-59 days past due	-	449	-	328	777
60-89 days past due	54	-	-	-	54
Greater than 90 Days	256	3,148	447	999	4,850
	$237,997	212,777	32,985	170,049	653,808

	December 31, 2014
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$190,801	180,577	50,212	148,317	569,907
30-59 days past due	-	49	-	35	84
60-89 days past due	-	246	-	155	401
Greater than 90 Days	260	2,568	783	1,479	5,090
	$191,061	183,440	50,995	149,986	575,482

As of September 30, 2015 and December 31, 2014, loans 30 days or more past due represented 0.66% and 0.73% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.57% and 0.64% of the Company’s total loan portfolio as of September 30, 2015 and December 31, 2014, respectively.

Consumer
The Company manages a consistent process for assessing consumer loan credit quality by monitoring its loan grading trends and past due statistics. All loans are subject to individual risk assessment. The Company’s categories include Pass, Special Mention, Substandard, and Doubtful, which are defined above. Delinquency statistics are also an important indicator of credit quality in the establishment of the allowance for loan losses.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				September 30, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$166,613	107,764	42,552	15,086	332,015
Special mention	649	2,856	-	121	3,626
Substandard	1,576	1,174	1,003	31	3,784
Doubtful	-	-	-	-	-
	$168,838	111,794	43,555	15,238	339,425

	December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Pass	$144,070	91,084	39,226	14,013	288,393
Special mention	953	3,268	-	139	4,360
Substandard	1,836	1,277	-	98	3,211
Doubtful	-	-	-	-	-
	$146,859	95,629	39,226	14,250	295,964

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$168,594	111,154	43,555	15,231	338,534
30-59 days past due	244	390	-	-	634
60-89 days past due	-	-	-	6	6
Greater than 90 Days	-	250	-	1	251
	$168,838	111,794	43,555	15,238	339,425

	December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Current	$146,362	95,311	39,226	14,247	295,146
30-59 days past due	40	-	-	-	40
60-89 days past due	-	130	-	3	133
Greater than 90 Days	457	188	-	-	645
	$146,859	95,629	39,226	14,250	295,964

As of September 30, 2015 and December 31, 2014, consumer loans 30 days or more past due were 0.09% of total loans.

Nonperforming assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when the Company believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial
Owner occupied RE	$718	322
Non-owner occupied RE	4,434	2,344
Construction	-	783
Business	895	1,408
Consumer
Real estate	-	457
Home equity	250	188
Construction	-	-
Other	1	1
Nonaccruing troubled debt restructurings	887	1,147
Total nonaccrual loans, including nonaccruing TDRs	7,185	6,650
Other real estate owned	2,657	3,307
Total nonperforming assets	$9,842	9,957
Nonperforming assets as a percentage of:
Total assets	0.84%	0.97%
Gross loans	0.99%	1.14%
Total loans over 90 days past due	5,101	5,735
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$7,232	8,562

Impaired Loans

The table below summarizes key information for impaired loans. The Company’s impaired loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses. The Company’s commercial and consumer impaired loans are evaluated individually to determine the related allowance for loan losses.

		September 30, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$900	876	876	351
Non-owner occupied RE	9,592	6,246	4,399	1,084
Construction	1,843	1,843	447	81
Business	4,335	3,720	2,669	1,989
Total commercial	16,670	12,685	8,391	3,505
Consumer
Real estate	1,126	1,126	809	493
Home equity	405	405	155	155
Construction	-	-	-	-
Other	201	201	201	201
Total consumer	1,732	1,732	1,165	849
Total	$18,402	14,417	9,556	4,354

		December 31, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,122	1,122	1,060	371
Non-owner occupied RE	5,813	4,522	2,777	801
Construction	5,268	2,726	1,315	324
Business	5,385	4,565	3,528	2,464
Total commercial	17,588	12,935	8,680	3,960
Consumer
Real estate	1,620	1,620	1,299	585
Home equity	347	347	347	191
Construction	-	-	-	-
Other	310	310	310	310
Total consumer	2,277	2,277	1,956	1,086
Total	$19,865	15,212	10,636	5,046

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	September 30, 2015		September 30, 2014
	Average	Recognized	Average	Average
	recorded	interest	recorded	recorded
(dollars in thousands)	investment	income	investment	investment
Commercial
Owner occupied RE	$1,191	1	1,430	22
Non-owner occupied RE	5,622	22	6,582	31
Construction	1,887	12	1,752	-
Business	3,923	30	4,298	38
Total commercial	12,623	65	14,062	91
Consumer
Real estate	1,395	12	2,334	16
Home equity	406	3	254	2
Construction	-	-	-	-
Other	208	2	327	4
Total consumer	2,009	17	2,915	22
Total	$14,632	82	16,977	113

	Nine months ended		Nine months ended		Year ended
	September 30, 2015		September 30, 2014		December 31, 2014
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,146	5	$1,680	25	1,568	47
Non-owner occupied RE	5,268	107	5,986	84	5,693	104
Construction	2,110	53	1,790	14	1,977	75
Business	4,168	99	4,511	105	4,522	154
Total commercial	12,692	264	13,967	228	13,760	380
Consumer
Real estate	1,529	34	2,213	40	2,094	53
Home equity	376	13	227	8	251	10
Construction	-	-	-	-	-	-
Other	237	5	274	10	282	13
Total consumer	2,142	52	2,714	58	2,627	76
Total	$14,834	316	$16,681	286	16,387	456

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

The Company has an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in the portfolio. While the Company attributes portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The Company’s process involves procedures to appropriately consider the unique risk characteristics of the commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured individually for each impaired loan. The Company’s allowance levels are influenced by loan volume, loan grade or delinquency status, historic loss experience and other economic conditions.

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Nine months ended September 30, 2015
Commercial					Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$1,645	2,332	614	3,625	1,714	1,162	236	424	11,752
Provision for loan losses	816	797	(304)	653	439	75	57	(33)	2,500
Loan charge-offs	(24)	(204)	-	(621)	(173)	(13)	-	(5)	(1,040)
Loan recoveries	-	8	-	102	-	46	-	-	156
Net loan charge-offs	(24)	(196)	-	(519)	(173)	33	-	(5)	(884)
Balance, end of period	$2,437	2,933	310	3,759	1,980	1,270	293	386	13,368
Net charge-offs to average loans (annualized)									0.13%
Allowance for loan losses to gross loans									1.35%
Allowance for loan losses to nonperforming loans									186.05%

	Nine months ended September 30, 2014
Commercial					Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$1,880	2,633	397	3,329	1,091	644	99	140	10,213
Provision for loan losses	(138)	1,271	150	439	821	560	102	70	3,275
Loan charge-offs	-	(1,580)	-	(635)	-	(77)	-	(11)	(2,303)
Loan recoveries	-	1	-	114	-	5	-	-	120
Net loan charge-offs	-	(1,579)	-	(521)	-	(72)	-	(11)	(2,183)
Balance, end of period	$1,742	2,325	547	3,247	1,912	1,132	201	199	11,305
Net charge-offs to average loans (annualized)									0.37%
Allowance for loan losses to gross loans									1.36%
Allowance for loan losses to nonperforming loans									141.99%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	September 30, 2015
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,505	849	4,354	12,685	1,732	14,417
Collectively evaluated	5,934	3,080	9,014	641,123	337,693	978,816
Total	$9,439	3,929	13,368	653,808	339,425	993,233

	December 31, 2014
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,960	1,086	5,046	12,935	2,277	15,212
Collectively evaluated	4,256	2,450	6,706	562,547	293,687	856,234
Total	$8,216	3,536	11,752	575,482	295,964	871,446

NOTE 5 – Troubled Debt Restructurings

At September 30, 2015, the Company had 31 loans totaling $8.1 million compared to 37 loans totaling $9.7 million at December 31, 2014, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the nine months ended September 30, 2015 and 2014, respectively.

	For the nine months ended September 30, 2015
(dollars in thousands)	Renewals deemed a concession	Reduced or deferred payments	Converted to interest only	Maturity date extensions	Total Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	1	-	-	1	2	112	112
Construction	-	-	-	-	-	-	-
Business	-	-	-	-	-	-	-
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	1	-	-	1	2	$112	$112

	For the nine months ended September 30, 2014
(dollars in thousands)	Renewals deemed a concession	Reduced or deferred payments	Converted to interest only	Maturity date extensions	Total Number of loans	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	2	2	275	285
Construction	-	-	-	-	-	-	-
Business	1	-	-	2	3	263	263
Consumer
Real estate	-	-	1	-	1	116	116
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	2	-	-	-	2	126	126
Total loans	3	-	1	4	8	$780	$790

The following table summarizes loans modified as TDRs at September 30, 2015 and 2014 for which there was a payment default (60 days past due) within 12 months of the restructuring date.

For the nine months ended September 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Commercial
Owner occupied RE	-	$-	-	$-
Non-owner occupied RE	-	-	-	-
Construction	-	-	-	-
Business	-	-	-	-
Consumer
Real estate	-	-	-	-
Home equity	-	-	-	-
Construction	-	-	-	-
Other	-	-	-	-
Total loans	-	$-	-	$-

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	September 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	12,104	-	12,104
SBA securities	-	4,983	-	4,983
State and political subdivisions	-	19,462	-	19,462
Mortgage-backed securities	-	29,797	-	29,797
Total assets measured at fair value on a recurring basis	$-	66,346	-	66,346

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,557	-	8,557
SBA securities	-	5,154	-	5,154
State and political subdivisions	-	16,800	-	16,800
Mortgage-backed securities	-	24,513	-	24,513
Total assets measured at fair value on a recurring basis	$-	55,024	-	55,024

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of September 30, 2015. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,604	459	10,063
Other real estate owned	-	2,228	429	2,657
Total assets measured at fair value on a nonrecurring basis	$-	11,832	888	12,720

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,461	705	10,166
Other real estate owned	-	3,040	267	3,307
Total assets measured at fair value on a nonrecurring basis	$-	12,501	972	13,473

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs or age of appraisal	0-25%

Other real estate owned	Appraised Value/Comparable Sales	Discounts to appraisals for estimated holding or selling costs	0-25%

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

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$50,337	50,337	50,337	-	-
Other investments, at cost	5,532	5,532	-	-	5,532
Loans held for sale	10,887	10,887	-	10,887	-
Loans, net	979,865	981,158	-	9,604	971,554
Financial Liabilities:
Deposits	943,918	896,253	-	896,253	-
FHLB and other borrowings	115,200	122,184	-	122,184	-
Junior subordinated debentures	13,403	10,671	-	10,671	-

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$41,264	41,264	41,264	-	-
Other investments, at cost	6,522	6,522	-	-	6,522
Loans held for sale	11,765	11,765	-	11,765	-
Loans, net	859,694	860,215	-	9,461	850,754
Financial Liabilities:
Deposits	788,907	748,497	-	748,497	-
FHLB and other borrowings	135,200	144,156	-	144,156	-
Junior subordinated debentures	13,403	6,823	-	6,823	-

NOTE 7 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2015 and 2014. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2015. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2015 and 2014, there were 88,000 and 110,463 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2015	2014	2015	2014
Numerator:
Net income	$2,727	1,826	7,315	4,643
Less: Preferred stock dividend	-	253	-	699
Net income available to common shareholders	$2,727	1,573	7,315	3,944
Denominator:
Weighted-average common shares outstanding – basic	6,238,465	4,829,514	6,232,536	4,775,791
Common stock equivalents	340,983	216,973	310,360	208,762
Weighted-average common shares outstanding – diluted	6,579,448	5,046,487	6,542,896	4,984,553
Earnings per common share:
Basic	$0.44	0.33	1.17	0.83
Diluted	$0.41	0.31	1.12	0.79

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2015 as compared to the three and nine month periods ended September 30, 2014 and assesses our financial condition as of September 30, 2015 as compared to December 31, 2014. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

At September 30, 2015, we had total assets of $1.2 billion, a 14.0% increase from total assets of $1.0 billion at December 31, 2014. The largest components of our total assets are net loans and securities which were $979.9 million and $71.9 million, respectively, at September 30, 2015. Comparatively, our net loans and securities totaled $859.7 million and $61.5 million, respectively, at December 31, 2014. Our liabilities and shareholders’ equity at September 30, 2015 totaled $1.1 billion and $91.1 million, respectively, compared to liabilities of $946.9 million and shareholders’ equity of $83.0 million at December 31, 2014. The principal component of our liabilities is deposits which were $943.9 million and $788.9 million at September 30, 2015 and December 31, 2014, respectively.

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

Our net income to common shareholders was $2.7 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $1.2 million, or 73.4%. Diluted earnings per share (“EPS”) was $0.41, for the third quarter of 2015 as compared to $0.31 for the same period in 2014. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Our net income to common shareholders was $7.3 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $3.4 million, or 85.5%. Diluted EPS was $1.12 for the nine months ended September 30, 2015 as compared to $0.79 for the same period in 2014. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

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

Effect of Economic Trends

While the United States’ economy as a whole has steadily improved since 2009, the weaker economic conditions are expected to continue through the remainder of 2015. Financial institutions recently experienced credit losses above historical levels and elevated levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions continue to face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and may continue to experience, pressure on loan yields, deposit and other borrowing costs, liquidity, and capital.

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $9.8 million for the three month period ended September 30, 2015, a 15.9% increase over net interest income of $8.5 million for the same period in 2014. In comparison, our average earning assets increased 16.9%, or $157.1 million, during the third quarter of 2015 compared to the third quarter of 2014, while our interest-bearing liabilities increased by $104.6 million during the same period. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2015 and 2014. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$46,547	$33	0.28%	$37,100	$24	0.26%
Investment securities, taxable	45,114	251	2.21%	45,762	284	2.46%
Investment securities, nontaxable(2)	16,206	194	4.74%	18,001	187	4.12%
Loans(3)	978,051	11,362	4.61%	827,986	9,829	4.71%
Total interest-earning assets	1,085,918	11,840	4.33%	928,849	10,324	4.41%
Noninterest-earning assets	54,918			51,080
Total assets	$1,140,836			$979,929
Interest-bearing liabilities
NOW accounts	$166,072	63	0.15%	$145,124	59	0.16%
Savings & money market	280,117	284	0.40%	210,155	174	0.33%
Time deposits	295,282	594	0.80%	271,865	485	0.71%
Total interest-bearing deposits	741,471	941	0.50%	627,144	718	0.45%
FHLB advances and other borrowings	115,200	904	3.11%	124,953	963	3.06%
Junior subordinated debentures	13,403	83	2.46%	13,403	81	2.40%
Total interest-bearing liabilities	870,074	1,928	0.88%	765,500	1,762	0.91%
Noninterest-bearing liabilities	180,494			140,923
Shareholders’ equity	90,268			73,506
Total liabilities and shareholders’ equity	$1,140,836			$979,929
Net interest spread			3.45%			3.50%
Net interest income (tax equivalent) / margin		$9,912	3.62%		$8,562	3.66%
Less: tax-equivalent adjustment(2)		74			71
Net interest income		$9,838			$8,491
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.62% for the three months ended September 30, 2015 compared to 3.66% for the third quarter of 2014. The decrease in net interest margin as compared to the same period in 2014, was driven primarily by an eight basis point reduction in the yield on our interest-earning assets, partially offset by a three basis point decrease in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $157.1 million as compared to the same quarter in 2014, while the yield on these assets decreased by eight basis points. The increase in average interest-earning assets was driven by a $150.1 million increase in our average loan balances for the third quarter of 2015, compared to the same period in 2014; however, our loan yield decreased by ten basis points during the same period. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $104.6 million during the third quarter of 2015 as compared to the third quarter of 2014, while the cost of our interest-bearing liabilities declined by three basis points during the same period. The reduction in the cost of our interest-bearing liabilities during the 2015 period resulted primarily from a $114.3 million increase in our interest-bearing deposits which have a lower cost than our other interest-bearing liabilities. We do not anticipate further significant reductions in the rates on our interest-bearing deposits or FHLB advances and other borrowings in the future as these rates are currently at historically low rates.

Our net interest spread was 3.45% for the three months ended September 30, 2015 compared to 3.50% for the same period in 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The eight basis point reduction in yield on our interest-earning assets, partially offset by the three basis point decrease in rate on our interest-bearing liabilities, resulted in a five basis point decrease in our net interest spread for the 2015 period.

	For the Nine Months Ended September 30,
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$35,173	$79	0.30%	$28,536	$54	0.25%
Investment securities, taxable	43,112	777	2.41%	48,574	967	2.66%
Investment securities, nontaxable(2)	15,436	524	4.54%	21,267	663	4.17%
Loans(3)	942,791	32,703	4.64%	793,614	27,956	4.71%
Total interest-earning assets	1,036,512	34,083	4.40%	891,991	29,640	4.44%
Noninterest-earning assets	54,056			49,612
Total assets	$1,090,568			$941,603
Interest-bearing liabilities
NOW accounts	$168,080	213	0.17%	$146,657	170	0.15%
Savings & money market	253,667	740	0.39%	186,644	440	0.32%
Time deposits	285,211	1,610	0.75%	272,425	1,484	0.73%
Total interest-bearing deposits	706,958	2,563	0.48%	605,726	2,094	0.46%
Note payable and other borrowings	118,374	2,678	3.02%	124,841	2,847	3.05%
Junior subordinated debentures	13,403	244	2.43%	13,403	241	2.40%
Total interest-bearing liabilities	838,735	5,485	0.87%	743,970	5,182	0.93%
Noninterest-bearing liabilities	164,234			126,310
Shareholders’ equity	87,599			71,323
Total liabilities and shareholders’ equity	$1,090,568			$941,603
Net interest spread			3.53%			3.51%
Net interest income (tax equivalent) / margin		$28,598	3.69%		$24,458	3.67%
Less: tax-equivalent adjustment(2)		199			252
Net interest income		$28,399			$24,206
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.69% for the nine months ended September 30, 2015 compared to 3.67% for the nine months ended September 30, 2014. The two basis point increase in net interest margin during the nine months ended September 30, 2015 was driven primarily by a six basis point reduction in the cost of our interest bearing liabilities, partially offset by a four basis point reduction in the yield on our interest-earning assets compared to the same period in 2014.

During the first nine months of 2015, our average interest-earning assets increased by $144.5 million as compared to the same period in 2014; however, the yield on our interest-earning assets declined by four basis points during 2015. The increase in interest-earning assets was driven by a $149.2 million increase in average loans, partially offset by an $11.3 million decrease in average investment securities, while the decline in yield on interest earning assets was driven primarily by a seven basis point reduction in yield on our loan portfolio.

In addition, our average interest-bearing liabilities increased by $94.8 million during the nine month period ended September 30, 2015 as compared to the same period in 2014, while the cost of our interest-bearing liabilities declined by six basis points. The reduction in cost of our interest-bearing liabilities was driven by a $101.2 million increase in interest-bearing deposits which are at lower rates than our other interest-bearing liabilities.

Our net interest spread was 3.53% for the nine months ended September 30, 2015 compared to 3.51% for the same period in 2014. The six basis point reduction in cost on our interest-bearing liabilities, partially offset by a four basis point decline in yield on our earning assets, resulted in the two basis point increase in our net interest spread for the 2015 period.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2015 vs. 2014				September 30, 2014 vs. 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,781	(210)	(38)	1,533	1,645	(382)	(73)	1,190
Investment securities	(15)	(15)	1	(29)	(74)	32	(5)	(47)
Federal funds sold	6	3	-	9	10	-	-	10
Total interest income	1,772	(222)	(37)	1,513	1,581	(350)	(78)	1,153
Interest expense
Deposits	144	66	13	223	140	(79)	(16)	45
FHLB advances and other borrowings	(75)	17	(1)	(59)	(28)	9	-	(19)
Junior subordinated debt	-	2	-	2	-	(1)	-	(1)
Total interest expense	69	85	12	166	112	(71)	(16)	25
Net interest income	$1,703	(307)	(49)	1,347	1,469	(279)	(62)	1,128

Net interest income, the largest component of our income, was $9.8 million for the three month period ended September 30, 2015 and $8.5 million for the three months ended September 30, 2014, a $1.3 million, or 15.9% increase during the third quarter of 2015. The increase in net interest income is due to a $1.5 million increase in interest income, partially offset by a $166,000 increase in interest expense. During the third quarter of 2015, the primary driver of the increase in net interest income was the $157.1 million increase in our average interest-earning assets as compared to the third quarter of 2014.

					Nine Months Ended
	September 30, 2015 vs. 2014				September 30, 2014 vs. 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$5,255	(428)	(80)	4,747	4,437	(1,576)	(276)	2,585
Investment securities	(223)	(63)	10	(276)	(180)	256	(34)	42
Federal funds sold	13	10	2	25	7	-	-	7
Total interest income	5,045	(481)	(68)	4,496	4,264	(1,320)	(310)	2,634
Interest expense
Deposits	398	60	11	469	414	(440)	(83)	(109)
Note payable and other	(147)	(23)	1	(169)	(167)	95	(6)	(78)
Junior subordinated debt	-	3	-	3	-	(14)	-	(14)
Total interest expense	251	40	12	303	247	(359)	(89)	(201)
Net interest income	$4,794	(521)	(80)	4,193	4,017	(961)	(221)	2,835

Net interest income for the nine months ended September 30, 2015 was $28.4 million compared to $24.2 million for the first nine months ended September 30, 2014, a $4.2 million, or 17.3% increase during the first nine months of 2015 compared to the same period in 2014. The increase in net interest income is due to a $4.5 million increase in interest income, offset in part by a $303,000 increase in interest expense. The $144.5 million increase in average earning assets during the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014 was the primary driver of the increase in net interest income during the 2015 period.

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

For the three months ended September 30, 2015 and 2014, we incurred a noncash expense related to the provision for loan losses of $875,000 and $1.3 million, respectively, resulting in an allowance for loan losses of $13.4 million and $11.3 million for the 2015 and 2014 periods, respectively. For the nine months ended September 30, 2015 and 2014, our provision for loan losses was $2.5 million and $3.3 million, respectively. The $13.4 million allowance represented 1.35% of gross loans at September 30, 2015 while the $11.3 million allowance was 1.36% of gross loans at September 30, 2014. During the past 12 months, our loan balances increased by $160.5 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Loan and mortgage fee income	$1,426	861	4,031	1,816
Service fees on deposit accounts	230	244	676	689
Income from bank owned life insurance	167	169	498	498
Gain on sale of investment securities	2	-	297	230
Other income	299	286	878	815
Total noninterest income	$2,124	1,560	6,380	4,048

Noninterest income increased $564,000, or 36.2%, for the third quarter of 2015 as compared to the same period in 2014. The increase in total noninterest income during this 2015 period resulted primarily from the following:

●	Loan and mortgage fee income increased $565,000, or 65.6%, resulting primarily from an increase in mortgage fee income which was driven by an expansion of our mortgage operations. Mortgage origination fee income increased from $820,000 for the three months ended September 30, 2014 to $1.3 million for the three months ended September 30, 2015.

●	Other income increased $13,000, or 4.5%, driven by increased ATM and debit card exchange income.

The increase in noninterest income was partially offset by a $14,000, or 5.7%, decrease in service fees on deposit accounts which was primarily related to an $15,000 decrease in non-sufficient funds (“NSF”) fee income.

Noninterest income increased $2.3 million, or 57.6%, during the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in total noninterest income during the nine months ended September 30, 2015 resulted primarily from a $1.7 million increase in loan fee income, a $67,000 increase in gain on sale of investment securities, and a $63,000 increase in other income which consists primarily of income from ATM and debit card transactions, wire transfer fees and rent income from tenants at our Columbia, South Carolina office.

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $201,000 and $176,000 for the three months ended September 30, 2015 and 2014, respectively, and $573,000 and $488,000 for the nine months ended September 30, 2015 and 2014, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Compensation and benefits	$4,313	3,459	12,695	10,384
Occupancy	845	777	2,424	2,235
Real estate owned expenses	148	71	1,003	96
Data processing and related costs	588	625	1,747	1,841
Insurance	215	209	630	604
Professional fees	180	193	646	591
Marketing	217	207	677	724
Other	365	525	1,155	1,676
Total noninterest expense	$6,871	6,066	20,977	18,151

Noninterest expense was $6.9 million for the three months ended September 30, 2015, an $805,000, or 13.3%, increase from noninterest expense of $6.1 million for the three months ended September 30, 2014. The increase in total noninterest expenses resulted primarily from the following:

●	Compensation and benefits expense increased $854,000, or 24.7%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $547,000 driven by the cost of 13 additional employees, five of which were hired in relation to the expansion of our mortgage operations, and the remainder of which were hired to support our loan and deposit growth, combined with annual company-wide salary increases. The increases in incentive compensation and benefits expenses are primarily related to the additional number of employees at September 30, 2015.

●	Occupancy expenses increased by $68,000, or 8.8%, driven by increased rent expense and maintenance costs on the properties we own.
●	Real estate owned expenses increased $77,000, due primarily to expenses associated with one commercial property.

Partially offsetting these increases in noninterest expenses were decreases in data processing and related costs, professional fees, and other noninterest expense. The $160,000 decrease in other noninterest expense related primarily to a reduction in collection costs during the three months ended September 30, 2015.

Our efficiency ratio was 57.4% for the third quarter of 2015 compared to 60.4% for the same period in 2014. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio for 2015 was driven primarily by an increase in net interest income and noninterest income during the three months ended September 30, 2015, as compared to the same period in 2014.

Noninterest expense for the nine months ended September 30, 2015 increased 15.6%, or $2.8 million, as compared to the nine months ended September 30, 2014. The increase relates primarily to the $2.3 million increase in compensation and benefits expense, $189,000 in occupancy expense, $907,000 in real estate owned expenses and $55,000 in professional fees. Partially offsetting the increases in noninterest expense was a decrease of $94,000 in data processing and related costs, $47,000 in marketing expenses, and $521,000 in other noninterest expenses.

We incurred income tax expense of $1.5 million for the three months ended September 30, 2015 as compared to $834,000 during the same period in 2014. Income tax expense for the nine months ended September 30, 2015 was $4.0 million as compared to $2.2 million for the same period of 2014. Our effective tax rate was 35.3% and 32.0% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate during the 2015 period is primarily a result of the lesser impact of tax-exempt income.

Balance Sheet Review

Investment Securities
At September 30, 2015, the $71.9 million in our investment securities portfolio represented approximately 6.1% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $66.3 million and an amortized cost of $65.9 million resulting in an unrealized gain of $433,000. At December 31, 2014, the $61.5 million in our investment securities portfolio represented approximately 6.0% of our total assets. At December 31, 2014, we held investment securities available for sale with a fair value of $55.0 million and an amortized cost of $54.6 million for an unrealized gain of $458,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding loans held for sale, for the nine months ended September 30, 2015 and 2014 were $931.6 million and $788.7 million, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2015 and December 31, 2014 were $993.2 million and $871.4 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2015, our loan portfolio included $807.9 million, or 81.4%, of real estate loans. As of December 31, 2014, real estate loans made up 81.2% of our loan portfolio and totaled $707.2 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $111.8 million as of September 30, 2015, of which approximately 32% were in a first lien position, while the remaining balance was second liens, compared to $95.6 million as of December 31, 2014, with approximately 35% in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $91,000 and a loan to value of 70% as of September 30, 2015, compared to an average loan balance of $87,000 and a loan to value of approximately 72% as of December 31, 2014. Further, 0.6% and 0.3% of our total home equity lines of credit were over 30 days past due as of September 30, 2015 and December 31, 2014, respectively.

Following is a summary of our loan composition at September 30, 2015 and December 31, 2014. During the first nine months of 2015, our loan portfolio increased by $121.8 million, or 14.0%. Our commercial and consumer loan portfolios experienced similar growth during the nine months ended September 30, 2015 with a 13.6% increase in commercial loans and a 14.7% increase in consumer loans during the period. Of the $121.8 million in loan growth during the first nine months of 2015, $36.8 million was originated in the Greenville market, $29.8 million was originated in the Columbia market, and $55.2 million was originated in the Charleston market. In addition, $100.7 million of the increase was in loans secured by real estate, and $20.1 million in commercial business loans. The $22.0 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $296,000, a term of eight years, and an average rate of 4.43%.

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$237,997	24.0%	$191,061	21.9%
Non-owner occupied RE	212,777	21.4%	183,440	21.1%
Construction	32,985	3.3%	50,995	5.8%
Business	170,049	17.1%	149,986	17.2%
Total commercial loans	653,808	65.8%	575,482	66.0%
Consumer
Real estate	168,838	17.0%	146,859	16.9%
Home equity	111,794	11.3%	95,629	11.0%
Construction	43,555	4.4%	39,226	4.5%
Other	15,238	1.5%	14,250	1.6%
Total consumer loans	339,425	34.2%	295,964	34.0%
Total gross loans, net of deferred fees	993,233	100.0%	871,446	100.0%
Less—allowance for loan losses	(13,368)		(11,752)
Total loans, net	$979,865		$859,694

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2015 and December 31, 2014, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial	$6,047	4,857
Consumer	251	646
Nonaccruing troubled debt restructurings	887	1,147
Total nonaccrual loans	7,185	6,650
Other real estate owned	2,657	3,307
Total nonperforming assets	$9,842	9,957

At September 30, 2015, nonperforming assets were $9.8 million, or 0.84% of total assets and 0.99% of gross loans. Comparatively, nonperforming assets were $10.0 million, or 0.97% of total assets and 1.14% of gross loans at December 31, 2014. Nonaccrual loans were $7.2 million at September 30, 2015, a $535,000 increase from December 31, 2014, primarily related to one commercial credit. Nonaccrual loans at September 30, 2015 include nine loans which were put on nonaccrual status during the first nine months of 2015. In addition, during the first nine months of 2015, one nonaccrual loan was returned to accrual status, two loans were transferred to other real estate owned and six nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2015 and 2014 was approximately $286,000 and $326,000, respectively.

Nonperforming assets include other real estate owned which decreased by $650,000 from December 31, 2014 due primarily to a write-down on one commercial property. The balance at September 30, 2015 includes seven commercial properties totaling $2.1 million and three residential properties totaling $539,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2015.

At September 30, 2015 and 2014, the allowance for loan losses represented 186.0% and 142.0% of the total amount of nonperforming loans, respectively. A significant portion, or 96%, of nonperforming loans at September 30, 2015 is secured by real estate. Our nonperforming loans have been written down to approximately 64% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $13.4 million as of September 30, 2015 to be adequate.

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

In addition, at September 30, 2015, 81.4% of our loans are collateralized by real estate and 86.8% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2015, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2015, impaired loans totaled $14.4 million for which $9.6 million of these loans have a reserve of approximately $4.4 million allocated in the allowance. During the first nine months of 2015, the average recorded investment in impaired loans was approximately $14.8 million. Comparatively, impaired loans totaled $15.2 million at December 31, 2014, and $10.6 million of these loans had a reserve of approximately $5.0 million allocated in the allowance. During 2014, the average recorded investment in impaired loans was approximately $16.4 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2015, we determined that we had loans totaling $8.1 million, that we considered TDRs. As of December 31, 2014, we had loans totaling $9.7 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $13.4 million and $11.3 million at September 30, 2015 and 2014, respectively, or 1.35% and 1.36% of outstanding loans, respectively. At December 31, 2014, our allowance for loan losses was $11.8 million, or 1.35% of outstanding loans, and we had net loans charged-off of $2.6 million for the year ended December 31, 2014.

During the nine months ended September 30, 2015, we charged-off $1.0 million of loans and recorded $156,000 of recoveries on loans previously charged-off, for net charge-offs of $884,000, or 0.13% of average loans, annualized. Comparatively, we charged-off $2.3 million of loans and recorded $120,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $2.2 million, or 0.37% of average loans, annualized, for the first nine months of 2014.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended
	September 30,		Year ended
(dollars in thousands)	2015	2014	December 31, 2014
Balance, beginning of period	$11,752	10,213	10,213
Provision	2,500	3,275	4,175
Loan charge-offs	(1,040)	(2,303)	(2,887)
Loan recoveries	156	120	251
Net loan charge-offs	(884)	(2,183)	(2,636)
Balance, end of period	$13,368	11,305	11,752

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

Our retail deposits represented $869.9 million, or 92.2% of total deposits at September 30, 2015, while our out-of-market, or brokered, deposits represented $74.1 million, or 7.8% of our total deposits at September 30, 2015. At December 31, 2014, retail deposits represented 729.0 million, or 92.4% of our total deposits, and brokered CDs were $60.0 million, representing 7.6% of our total deposits. Of the $140.9 million increase in retail deposits during the first nine months of 2015, $40.3 million is related to the Greenville market, $58.1 million is related to the Columbia market, and $42.5 million is related to the Charleston market. Our loan-to-deposit ratio was 105% at September 30, 2015 and 110% at December 31, 2014.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2015	2014
Non-interest bearing	$173,602	139,902
Interest bearing:
NOW accounts	174,743	149,137
Money market accounts	294,471	224,733
Savings	9,654	8,664
Time, less than $100,000	60,986	62,646
Time and out-of-market deposits, $100,000 and over	230,462	203,825
Total deposits	$943,918	788,907

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $100,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $713.5 million and $585.1 million at September 30, 2015 and December 31, 2014, respectively. In addition, included in time deposits of $100,000 or more at September 30, 2015 is $63.0 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.62%.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended
	September 30,
	2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$155,921	-%	119,303	-%
Interest bearing demand deposits	168,080	0.17%	146,657	0.15%
Money market accounts	244,787	0.40%	178,909	0.32%
Savings accounts	8,880	0.07%	7,735	0.09%
Time deposits less than $100,000	61,564	0.76%	67,082	0.71%
Time deposits greater than $100,000	223,647	0.75%	205,343	0.73%
Total deposits	$862,879	0.40%	725,029	0.39%

During the nine months ended September 30, 2015, our average transaction account balances increased by $125.1 million, or 27.6%, from the nine months ended September 30, 2014, while our average time deposit balances increased by $12.8 million during the 2015 period. In addition, during the past 12 months, we have continued to reduce the rates we pay on our interest-bearing deposits, as these deposits repriced; however, we do not anticipate a significant reduction in our deposit costs in the future.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2015 was as follows:

(dollars in thousands)	September 30, 2015
Three months or less	$35,493
Over three through six months	44,430
Over six through twelve months	62,906
Over twelve months	87,633
Total	$230,462

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2015 and December 31, 2014 were $149.7 million and $121.8 million, respectively.

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

At September 30, 2015 and December 31, 2014, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $50.3 million and $41.3 million, or 4.3% and 4.0% of total assets, respectively. Our investment securities at September 30, 2015 and December 31, 2014 amounted to $71.9 million and $61.5 million, or 6.1% and 6.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 49% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 17% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at September 30, 2015.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2015 was $77.9 million, based on the Bank’s $5.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2015 and December 31, 2014 we had $104.8 million and $35.2 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at September 30, 2015. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at September 30, 2015 was $91.1 million. At December 31, 2014, total shareholders’ equity was $83.0 million. The $8.1 million increase from December 31, 2014 is primarily related to net income of $7.3 million during the first nine months of 2015.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the nine months ended September 30, 2015 and the year ended December 31, 2014. Since our inception, we have not paid cash dividends.

	September 30, 2015	December 31, 2014
Return on average assets	0.90%	0.69%
Return on average equity	11.16%	8.92%
Return on average common equity	11.16%	12.03%
Average equity to average assets ratio	8.03%	7.76%
Tangible common equity to assets ratio	7.76%	8.06%

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

	September 30, 2015
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$112,506	11.58%	77,725	8.00%	97,156	10.00%
Tier 1 Capital (to risk weighted assets)	100,346	10.33%	58,294	6.00%	77,725	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	100,346	10.33%	43,720	4.50%	63,151	6.50%
Tier 1 Capital (to average assets)	100,346	8.81%	45,537	4.00%	56,921	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2015
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	115,924	11.93%	77,725	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	103,764	10.68%	58,294	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	90,764	9.34%	43,720	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	103,764	9.09%	45,643	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2015, unfunded commitments to extend credit were $193.4 million, of which $64.8 million was at fixed rates and $128.6 million was at variable rates. At December 31, 2014, unfunded commitments to extend credit were $167.3 million, of which approximately $52.2 million was at fixed rates and $115.1 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2015 and December 31, 2014, there were commitments under letters of credit for $4.2 million and $2.6 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	16.13%
Up 200 basis points	9.79%
Up 100 basis points	4.40%
Base	-
Down 100 basis points	(4.54)%
Down 200 basis points	(9.50)%
Down 300 basis points	(13.15)%

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 30, 2015	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.