Form 10-K
period 2015-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2016-03-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2015.

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
Large accelerated filer ☐      Accelerated filer☐      Non-accelerated filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2015), was $99,332,740.

6,321,015 shares of the registrant’s common stock were outstanding as of February 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.
Index to Form 10-K

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We have historically insisted that the identification of talented bankers drives our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $103 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to our local competitors.

We have also made significant investments in our IT systems and technology offerings to our clients that we believe will continue to drive low-cost deposit growth. For example, we launched our mobile banking platform in early 2014, and since then, we have successfully registered over 3,100 mobile devices and expect that our active users will increase significantly in the coming years. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks, and we will continue to invest in the latest technology solutions to ensure we meet the evolving needs of our clients and maintain this competitive advantage over other community banks.

Attractive South Carolina Markets. We have nine banking offices located in Greenville, Columbia, and Charleston, South Carolina, which are the three largest markets in South Carolina. The following table illustrates our market share, by insured deposits as of the dates indicated, in these primary markets:

		Our Market Deposits
	Total	June 30,	Total Market
Market(1)	Offices	2015	Deposits(2)	Rank(2)	Market Share(2)
Greenville	4	615,779	10,225,324	5 of 31	6.02%
Columbia	3	177,484	16,523,953	9 of 22	1.07%
Charleston	2	105,237	9,188,778	15 of 30	1.15%

(1)	Represents Greenville County, Richland and Lexington counties in Columbia, and Charleston County.
(2)	The total market deposits, rank and market share data displayed are as of June 30, 2015 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. Greenville County is South Carolina’s most populous county with an estimated 483,000 residents as of July 1, 2014 and is also one of the state’s wealthiest counties with estimated median household income of $50,000 for 2014. A large and diverse metropolitan area, Greenville County is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. Richland County is the second largest county in the state with an estimated population of 402,000 residents as of July 1, 2014. Lexington County is the sixth largest county in South Carolina with an estimated population of 278,000 as of July 1, 2014. The median household income for Richland County and Lexington County was $49,000 and $54,000, respectively, for 2014.

Charleston. The city of Charleston is the second largest city in the state and is located in Charleston County, South Carolina, which is the third largest county in the state with an estimated population of 381,000 as of July 1, 2014. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for Charleston County was approximately $52,000 for 2014. We opened our first retail office in the Charleston market in the downtown area of Charleston in December 2012 and our second retail office in the Charleston market in the city of Mount Pleasant in August 2014. Mount Pleasant is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by Art Seaver, Justin Strickland, and Mike Dowling who lead a team of 27 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

The management team is complemented by a dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2015, our executive officers and board of directors owned an aggregate of 1,079,185 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 16.45% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 167 full-time equivalent employees as of December 31, 2015. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We pride ourselves on maintaining excellent relations with all of our employees, which is evidenced by our employee turnover ratio which was less than 12% during 2014 and 2015. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

Our Business Strategy
We are focused on growing business relationships and building core deposits, profitable loans and noninterest income. We believe that we have built a dynamic franchise that meets the financial needs of our clients by providing an array of personalized products and services delivered by seasoned banking professionals with knowledge of our local markets. Our overall strategic goal is to provide the highest level of service to our clients while achieving high-performance metrics within the community banking market that drive franchise and shareholder value. Our specific business strategies include:

Focus on Profitable and Efficient Growth. Our executive management team and board of directors are dedicated to producing profits and returns for our shareholders. We actively manage the mix of assets and liabilities on our balance sheet to optimize our net interest margin while also maintaining expense controls and developing noninterest income streams. By constantly striving to build a well-structured balance sheet, we seek to increase profitability and improve our return on average assets, return on average equity and efficiency ratio. We believe that, as the economy continues to improve, our focus on maximizing our net interest margin and minimizing our efficiency ratio while maintaining credit quality controls will translate into continued and improved profitability and shareholder returns. We are committed to enhancing these levels of profitability by focusing on our core competencies of commercial lending and core deposit gathering. We believe that we have the infrastructure currently in place, such as technology, support staff and administration, to support expansion with limited associated noninterest expense increases.

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2015, 76% of deposits were acquired through our office network, 23% came through the commercial remote deposit capture channel and the remaining 1% came through consumer mobile deposits. In comparison, during 2014, 77% of deposits were acquired through our office network, 22% came through the commercial remote deposit capture channel and the remainder through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

Attract Talented Banking Professionals With A “ClientFIRST” Focus. We believe that our ability to attract and retain banking professionals with strong community relationships and significant knowledge of our markets will continue to drive our success and grow our business in an efficient manner. By focusing on experienced, established bankers who deliver exceptional client service through our ClientFIRST model, we believe we can enhance our market position and add profitable growth opportunities. We believe that the strength of our exceptional client service and relationship banking approach will continue to help us attract these established bankers. In recent years, we have invested in our internal infrastructure, including support and back office personnel, and we believe that we can continue to add experienced frontline bankers to our existing markets, which will drive our efficient growth.

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

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2015, we had net loans of $991.3 million, representing 81.4% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2015, our average loan size was approximately $238,000. Excluding home equity lines of credit, the average loan size was approximately $279,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2015, our 10 largest client loan relationships represented approximately $95.6 million, or 9.5%, of our loan portfolio.

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

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2015, approximately $94.0 million, or 9.4% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 98 loans totaling approximately $37.1 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2015, the maximum amount we could lend to one borrower is $17.7 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2015 is $12.4 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2015, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 81.4% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 17.1% and 1.5%, respectively, of our total loan portfolio at December 31, 2015.

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

The following describes the types of loans in our loan portfolio.

●	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2015, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $441.7 million, or approximately 44.0% of our loan portfolio. Of our commercial real estate loan portfolio, $205.6 million in loans were non-owner occupied properties, representing 31.4% of our commercial real estate portfolio and 20.5% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $236.1 million in loans or 36.0% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 23.5% of our total loan portfolio. At December 31, 2015, our individual commercial real estate loans ranged in size from approximately $3,000 to $10.3 million, with an average loan size of approximately $572,000. These loans generally have terms of five years or less,although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●

Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2015, total commercial and consumer construction loans amounted to $85.1 million, or 8.4% of our loan portfolio. Commercial construction loans represented $41.8 million, or 4.1%, of our total loan portfolio, while consumer construction loans represented $43.3 million, or 4.3% of our total loan portfolio. At December 31, 2015, our commercial construction real estate loans ranged in size from approximately $66,000 to $4.6 million, with an average loan size of approximately $698,000. At December 31, 2015, our consumer or residential construction loans ranged in size from approximately $2,000 to $1.4 million, with an average loan size of approximately $378,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

●cost overruns;
●mismanaged construction;
●inferior or improper construction techniques;
●economic changes or downturns during construction;
●a downturn in the real estate market;
●rising interest rates which may prevent sale of the property; and
●failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.
●

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2015, commercial business loans amounted to $171.7 million, or 17.1% of our loan portfolio, and ranged in size from approximately $1,000 to $4.2 million, with an average loan size of approximately $183,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2015, we had originated one loan utilizing government enhancements.

●

Consumer Real Estate Loans and Home Equity Loans. At December 31, 2015, consumer real estate loans (other than construction loans) amounted to $291.4 million, or 29.0% of our loan portfolio. Included in the consumer real estate loans was $174.8 million, or 17.4% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $116.6 million, or 11.6% of our total loan portfolio. At December 31, 2015, our individual residential real estate loans ranged in size from $1,000 to $2.1 million, with an average loan size of approximately $309,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2015, our individual home equity lines of credit ranged in size from $100 to $1.9 million, with an average of approximately $113,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2015, consumer loans other than real estate amounted to $15.1 million, or 1.5% of our loan portfolio, and ranged in size from $100 to $734,000, with an average loan size of approximately $20,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented 6.0% of total deposits at December 31, 2015. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. We currently have nine retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

In addition to deposit and loan services, we offer other bank services such as internet banking, cash management, safe deposit boxes, direct deposit, automatic drafts, bill payment and mobile banking services. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our clients. We are associated with the NYCE, Pulse, STAR, and Cirrus networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity National Information Systems, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer Internet banking services, bill payment services, and cash management and mobile banking services.

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

As of June 30, 2015, the most recent date for which market data is available, there were 31 financial institutions in our primary market of Greenville County, 22 financial institutions in the Columbia market, and 30 financial institutions in the Charleston market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2015, we employed a total of 167 full-time equivalent employees. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Recent Legislative and Regulatory Developments

Although the financial crisis has now passed, two legislative and regulatory responses – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

●	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
●	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies,
●	Granting new authority to the FDIC as liquidator and receiver,
●	Changing the manner in which deposit insurance assessments are made,
●	Requiring regulators to modify capital standards,
●	Establishing the Consumer Financial Protection Bureau (the “CFPB”),
●	Capping interchange fees that banks charge merchants for debit card transactions,
●	Imposing more stringent requirements on mortgage lenders, and
●	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015, for us. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

It is management’s belief that, as of December 31, 2015, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank's primary federal regulator must approve the change in control; at the bank level, only the bank's primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the S.C. Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC and the other federal banking regulatory agencies also have issued standards for all insured depository institutions relating, among other things, to the following:

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●

Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●

Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

●

Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

●

Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

●

Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2015, the Bank was deemed to be “well capitalized.”

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2015 equaled 1.613 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

On March 16, 2015, the date of the most recent examination, the Bank received a satisfactory CRA rating.

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

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
●

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “USA PATRIOT Act”), enacted in 2001 and renewed through 2019. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

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

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On December 16, 2015, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, the first increase in several years. Further increases may occur in 2016, but, if so, there is no announced timetable.

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.

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

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, declining oil prices, on going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

While economic conditions in our primary markets of South Carolina, as well as the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue. A period of uncertainty would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Moreover, unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued period of economic uncertainty could, therefore, result in losses that materially and adversely affect our business.

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

As of December 31, 2015, approximately 81.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2015, 48.1% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. Because of the general economic slowdown we are currently experiencing, these loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2015, commercial business loans comprised 17.1% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2015, approximately 48.1% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. As of December 31, 2015, approximately 75% of our loan portfolio was in fixed rate loans, while only 25% was in variable rate loans. In a rising rate environment, the higher percentage of fixed rate loans could have an adverse effect on our profitability. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd Frank Act. This rule substantially amended the regulatory risk based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

●	a new common equity Tier 1 risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
●	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
●	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively affect our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Finally, the Change in Bank Control Act and the Bank Holding Company Act generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 1,200 shareholders of record on February 25, 2016.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2015 and 2014 (adjusted for the 10% stock dividend in 2013).

2015	High	Low
First Quarter	$18.00	$16.25
Second Quarter	18.24	17.00
Third Quarter	21.22	17.77
Fourth Quarter	22.90	19.52

2014
First Quarter	$13.94	$13.05
Second Quarter	13.88	13.09
Third Quarter	14.25	13.60
Fourth Quarter	17.30	13.90

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay cash dividends depends primarily on the ability of our subsidiary, the Bank to pay dividends to us. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

The following table sets forth equity compensation plan information at December 31, 2015. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (c) (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (a)	warrants and rights (b)	column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	299,117	$6.04	-
2010 Stock Incentive Plan – options	387,337	11.06	178,688
2010 Stock Incentive Plan – restricted stock	-	-	36,049
Total	686,454	$8.88	214,737

(1)

Under the terms of the 2000 Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to be reissued as non-qualified stock option awards.

Item 6. Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Total assets	$1,217,293	1,029,865	890,831	797,998	767,745
Investment securities	95,471	61,546	73,556	86,016	108,584
Loans (1)	1,004,944	871,446	733,656	645,949	598,634
Allowance for loan losses	13,629	11,752	10,213	9,091	8,925
Intangible assets	-	-	-	-	-
Deposits	985,733	788,907	680,319	576,299	562,912
FHLB advances and other borrowings	115,200	135,200	124,100	124,100	122,700
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Common equity	94,240	82,992	50,366	47,826	45,943
Preferred stock	-	-	15,299	16,299	16,596
Shareholders’ equity	94,240	82,992	65,665	64,125	62,539
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$46,030	39,948	36,118	34,698	35,142
Interest expense	7,501	6,908	7,097	8,702	11,854
Net interest income	38,529	33,040	29,021	25,996	23,288
Provision for loan losses	3,200	4,175	3,475	4,550	5,270
Net interest income after provision for loan losses	35,329	28,865	25,546	21,446	18,018
Noninterest income	8,416	5,780	3,802	3,762	2,770
Noninterest expenses	28,209	24,907	21,812	19,513	17,867
Income before income tax expense	15,536	9,738	7,536	5,695	2,921
Income tax expense	5,369	3,113	2,416	1,833	833
Net income	10,167	6,625	5,120	3,862	2,088
Preferred stock dividends	-	915	771	840	865
Discount accretion	-	-	-	360	279
Redemption of preferred stock	-	-	(20)	(96)	-
Net income available to common shareholders	$10,167	5,710	4,369	2,758	944
PER COMMON SHARE DATA (2)
Basic	$1.64	1.15	1.02	0.65	0.22
Diluted	1.55	1.10	0.98	0.64	0.22
Book value	14.98	13.34	11.66	11.26	10.93
Weighted average number of common shares outstanding:
Basic, in thousands	6,205	4,981	4,280	4,230	4,201
Diluted, in thousands	6,561	5,201	4,459	4,340	4,287
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.90%	0.69%	0.61%	0.50%	0.28%
Return on average equity	11.42%	8.92%	7.88%	6.03%	3.40%
Return on average common equity	11.42%	12.03%	8.81%	5.79%	2.10%
Net interest margin, tax equivalent(3)	3.63%	3.68%	3.71%	3.61%	3.30%
Efficiency ratio (4)	60.09%	64.16%	66.45%	65.57%	68.57%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.90%	1.14%	1.29%	1.53%	2.33%
Nonperforming assets to total assets	0.75%	0.97%	1.07%	1.24%	1.82%
Net charge-offs to average total loans	0.14%	0.33%	0.34%	0.71%	0.81%
Allowance for loan losses to nonperforming loans	205.98%	176.72%	122.50%	111.32%	86.96%
Allowance for loan losses to total loans	1.36%	1.35%	1.39%	1.41%	1.49%
Holding Company Capital Ratios:
Total risk-based capital ratio	11.95%	12.51%	12.22%	13.05%	13.32%
Tier 1 risk-based capital ratio	10.70%	11.25%	10.96%	11.80%	12.07%
Leverage ratio	8.78%	9.52%	9.13%	9.65%	9.62%
Common equity tier 1 ratio(5)	9.40%	7.76%	7.09%	7.25%	7.27%
Common equity(6)	7.74%	8.06%	5.65%	5.99%	5.98%
Growth Ratios:
Change in assets	18.20%	15.61%	11.63%	3.94%	4.24%
Change in loans	15.32%	18.78%	13.94%	7.86%	4.29%
Change in deposits	24.95%	15.96%	18.05%	2.38%	4.96%
Change in net income to common shareholders	78.06%	30.69%	58.41%	192.16%	nm
Change in earnings per common share - diluted	40.91%	12.24%	53.13%	190.91%	nm

(1)	Excludes loans held for sale.
(2)	Adjusted for all years presented giving retroactive effect to 10% stock dividends in 2011, 2012, and 2013.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	Noninterest expense divided by the sum of net interest income and noninterest income.
(5)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(6)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

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

At December 31, 2015, we had total assets of $1.2 billion, an 18.2% increase from total assets of $1.0 billion at December 31, 2014. The largest components of our total assets are loans and securities which were $1.0 billion and $95.5 million, respectively, at December 31, 2015. Comparatively, our loans and securities totaled $871.4 million and $61.5 million, respectively, at December 31, 2014. Our liabilities and shareholders’ equity at December 31, 2015 totaled $1.1 billion and $94.2 million, respectively, compared to liabilities of $946.9 million and shareholders’ equity of $83.0 million at December 31, 2014. The principal component of our liabilities is deposits which were $985.7 million and $788.9 million at December 31, 2015 and 2014, respectively.

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

Our net income for the year ended December 31, 2015 was $10.2 million, a 53.5% increase from $6.6 million for the year ended December 31, 2014. Net income to common shareholders was $10.2 million, or diluted earnings per share (“EPS”) of $1.55, for the year ended December 31, 2015 as compared to a net income to common shareholders of $5.7 million, or diluted EPS of $1.10 for the year ended December 31, 2014. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income tax expense. Net income for the year ended December 31, 2013 was $5.1 million, while net income to common shareholders was $4.4 million, or diluted EPS of $0.98.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2015.

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

Commercial loans are assessed for estimated losses by grading each loan using various risk factors identified through periodic reviews. We apply historic grade-specific loss factors to each loan class. In the development of our statistically derived loan grade loss factors, we observe historical losses over 20 quarters for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of external loss data or other risks identified from current economic conditions and credit quality trends. For consumer loans, we determine the allowance on a collective basis utilizing historical losses over 20 quarters to represent our best estimate of inherent loss. We pool loans, generally by loan class with similar risk characteristics.

Included in the general component of the allowance for loan losses for both portfolio segments is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio. Uncertainties and subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity or problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons are qualitative and environmental factors considered.

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

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

●	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets.

●	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities.

●	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

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

Other Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2015, 2014, and 2013, our net interest income was $38.5 million, $33.0 million, and $29.0 million, respectively. The $5.5 million, or 16.6%, increase in net interest income during 2015 was driven by a $161.3 million increase in average earning assets, partially offset by a $108.6 million increase in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is driven by an increase in interest-bearing deposits. During 2014, our net interest income increased $4.0 million, or 13.8%, while average interest-earning assets increased $114.4 million and average interest-bearing liabilities increased by $76.7 million.

Interest income for the years ended December 31, 2015, 2014, and 2013 was $46.0 million, $39.9 million, and $36.1 million, respectively. A significant portion of our interest income relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 96.3% of our interest income related to interest on loans during 2015, 95.4% during 2014 and 94.8% during 2013. Also, included in interest income on loans was $1.1 million, $894,000 and $692,000, for the years ended December 31, 2015, 2014 and 2013, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense was $7.5 million, $6.9 million, and $7.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 represented 47.8%, 40.8%, and 40.3%, respectively, of total interest expense, while interest expense on borrowings represented 52.2%, 59.2%, and 59.7%, respectively, of total interest expense.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2015, 2014, and 2013. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2015, 2014 and 2013. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2015			2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Federal funds sold	$44,299	$137	0.31%	$28,208	$72	0.26%	$24,977	$63	0.25%
Investment securities, taxable	48,029	1,119	2.33%	47,672	1,258	2.64%	55,269	1,190	2.15%
Investment securities, nontaxable (1)	16,477	739	4.48%	20,293	848	4.18%	24,219	1,005	4.15%
Loans (2)	959,531	44,316	4.62%	810,822	38,092	4.70%	688,169	34,242	4.98%
Total earning assets	1,068,336	46,311	4.33%	906,995	40,270	4.44%	792,634	36,500	4.60%
Nonearning assets	55,313			50,729			46,986
Total assets	$1,123,649			$957,724			$839,620
Interest-bearing liabilities
NOW accounts	$171,161	294	0.17%	$146,213	228	0.16%	$152,238	383	0.25%
Savings & money market	271,439	1,085	0.40%	196,526	633	0.32%	146,185	457	0.31%
Time deposits	286,526	2,206	0.77%	269,209	1,959	0.73%	230,054	2,022	0.88%
Total interest-bearing deposits	729,126	3,585	0.49%	611,948	2,820	0.46%	528,477	2,862	0.54%
FHLB advances and other borrowings	117,556	3,587	3.05%	126,181	3,766	2.98%	132,955	3,899	2.93%
Junior subordinated debt	13,403	329	2.45%	13,403	322	2.40%	13,403	336	2.51%
Total interest-bearing liabilities	860,085	7,501	0.87%	751,532	6,908	0.92%	674,835	7,097	1.05%
Noninterest-bearing liabilities	174,497			131,893			99,774
Shareholders’ equity	89,067			74,299			65,011
Total liabilities and shareholders’ equity	$1,123,649			$957,724			$839,620
Net interest spread			3.46%			3.52%			3.55%
Net interest income( tax equivalent)/margin		$38,810	3.63%		$33,362	3.68%		$29,403	3.71%
Less: tax-equivalent adjustment (1)		(281)			(322)			(382)
Net interest income		$38,529			$33,040			$29,021

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.63% for the twelve months ended December 31, 2015 compared to 3.68% for 2014, and 3.71% for 2013. The five basis point decrease in net interest margin during 2015 as compared to the prior year, was driven primarily by an 11 basis point reduction in the yield on our interest earning assets, offset in part by a five basis point reduction in the cost of our interest bearing liabilities. During 2014, our net interest margin decreased three basis points compared to the year ended 2013 due primarily to a 16 basis point reduction in the yield on our interest earning assets offset in part by a 13 basis point reduction in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $161.3 million compared to the year ended December 31, 2014, while the yield on our interest-earning assets decreased by 11 basis points. Our average loan balances increased by $148.7 million during 2015 compared to 2014, while our loan yield decreased by eight basis points during the same period. In addition, our average federal funds sold balances increased by $16.1 million during the 2015 period. The decline in the yield on our interest-earning assets was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past, combined with a higher level of federal funds sold which have a lower yield than the rest of our interest-earning assets.

In addition, our average interest-bearing liabilities increased by $108.6 million during 2015 as compared to 2014, while the cost of our interest-bearing liabilities declined by five basis points. The reduction in cost of our interest-bearing liabilities was driven by a $117.2 million increase in interest-bearing deposits which have a lower cost than our other interest-bearing liabilities. As of December 31, 2015, approximately 56% of our FHLB advances and all of our junior subordinated debt are at variable rates. Therefore, we expect that our borrowing costs will be impacted by any future interest rate increases by the Federal Reserve Board.

Our net interest spread was 3.46% for the year ended December 31, 2015 compared to 3.52% for the same period in 2014 and 3.55% for 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 11 basis point reduction in yield on our interest-earning assets, partially offset by a five basis point decline in the cost of our interest-bearing liabilities, resulted in a six basis point decrease in our net interest spread for the 2015 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2015 vs. 2014				December 31, 2014 vs. 2013
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$6,986	(644)	(118)	6,224	6,103	(1,912)	(341)	3,850
Investment securities	(91)	(122)	6	(207)	(263)	273	(39)	(29)
Federal funds sold	41	15	9	65	8	1	-	9
Total interest income	6,936	(751)	(103)	6,082	5,848	(1,638)	(380)	3,830
Interest expense
Deposits	606	131	28	765	529	(482)	(89)	(42)
FHLB advances and other borrowings	(594)	493	(78)	(179)	194	(312)	(15)	(133)
Junior subordinated debt	-	7	-	7	-	(14)	-	(14)
Total interest expense	12	631	(50)	593	723	(808)	(104)	(189)
Net interest income	$6,924	(1,382)	(53)	5,489	5,125	(830)	(276)	4,019

Net interest income, the largest component of our income, was $38.5 million for the year ended December 31, 2015, a $5.5 million increase from net interest income of $33.0 million for the year ended December 31, 2014. The increase in net interest income is due to a $6.1 million increase in interest income partially offset by a $593,000 increase in interest expense. During 2015, our average interest-earning assets increased $161.3 million as compared to 2014, resulting in $6.9 million of additional interest income; however, lower rates on our interest-earning assets reduced interest income by $751,000 from the prior year. In addition, interest-bearing liabilities increased by $108.6 million during 2015, resulting in $12,000 of additional interest expense. In addition, higher rates on our interest-bearing liabilities increased interest expense by $631,000 from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$11,752	10,213	9,091
Provision	3,200	4,175	3,475
Loan charge-offs	(1,508)	(2,887)	(2,478)
Loan recoveries	185	251	125
Net loan charge-offs	(1,323)	(2,636)	(2,353)
Balance, end of period	$13,629	11,752	10,213

For the year ended December 31, 2015, we incurred a noncash expense related to the provision for loan losses of $3.2 million, bringing the allowance for loan losses to $13.6 million, or 1.36% of gross loans, as of December 31, 2015. In comparison, we added $4.2 million and $3.5 million to the provision for loan losses during the years ended December 31, 2014 and 2013, respectively, resulting in an allowance of $11.8 million, or 1.35% of gross loans, as of December 31, 2014, and $10.2 million, or 1.39% of gross loans, as of December 31, 2013. The lesser provision expense of $3.2 million during 2015 relates primarily to the improved credit quality of our loan portfolio in 2015.

During the twelve months ended December 31, 2015, our net charge-offs were $1.3 million, representing 0.14% of average loans, and consisted of $1.5 million in loans charged-off, partially offset by $185,000 of recoveries on loans previously charged-off. In addition, our loan balances increased by $133.5 million while the amount of our nonperforming assets decreased by $865,000 and our classified assets declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

We reported net charge-offs of $2.6 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively, including recoveries of $251,000 and $125,000 in 2014 and 2013, respectively. The net charge-offs of $2.6 million and $2.4 million during 2014 and 2013, respectively, represented 0.33% and 0.34% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Loan and mortgage fee income	$5,273	2,854	1,235
Service fees on deposit accounts	893	923	879
Income from bank owned life insurance	685	667	658
Gain on sale of investment securities	297	230	-
Other income	1,268	1,106	1,030
Total noninterest income	$8,416	5,780	3,802

Noninterest income was $8.4 million for the year ended December 31, 2015, a $2.6 million, or 45.6%, increase over noninterest income of $5.8 million for the year ended December 31, 2014. The increase in total noninterest income during 2015 resulted primarily from the following:

●	Loan and mortgage fee income increased $2.4 million, or 84.8%, driven by a $2.3 million increase in mortgage origination fee income which totaled $5.0 million for the year. During 2015, we continued the expansion of our mortgage operations, adding five additional team members to assist with originating, underwriting, closing and funding residential mortgage loans.
●	Other income increased by $162,000, or 14.6%, due primarily to increased fee income on our ATM and debit cards, which is driven by an increase in transaction volume, and increased wire fees.

The increase in noninterest income was partially offset by a $30,000, or 3.3%, decrease in service fees on deposit accounts which was primarily related to a $25,000 decrease in non-sufficient funds fee income.

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

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $785,000, $667,000, and $560,000 for the years ended December 31, 2015, 2014, and 2013, respectively, the majority of which related to interchange fee income.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Compensation and benefits	$17,048	14,043	12,302
Occupancy	3,310	2,978	3,056
Other real estate owned expenses	1,142	647	179
Data processing and related costs	2,447	2,514	2,406
Insurance	855	832	818
Professional fees	987	952	858
Marketing	870	774	731
Other	1,550	2,167	1,462
Total noninterest expenses	$28,209	24,907	21,812

Noninterest expense was $28.2 million for the year ended December 31, 2015, a $3.3 million, or 13.3%, increase from noninterest expense of $24.9 million for 2014.

The increase in total noninterest expenses resulted primarily from the following:

●	Compensation and benefits expense increased $3.0 million, or 21.4%, during 2015 relating primarily to increases in base and incentive compensation and benefits expenses. Base compensation expense increased by $1.8 million driven by the cost of 13 additional employees, five of whom were hired to assist with our expanded mortgage capabilities with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $200,000, while benefits expenses increased $1.0 million during the 2015 period and represented 21.5% of total compensation and benefits during 2015.
●	Occupancy expenses increased $332,000, or 11.1%, due to increased depreciation and rent expense.
●	Other real estate owned expenses increased $495,000 due to write-downs of $937,000 on four properties, combined with expenses of $368,000 related to the management of real estate owned.
●	Marketing expenses increased $96,000, or 12.4%, driven by increased community sponsorships and business development costs.

Partially offsetting the increases in noninterest expenses were decreases in data processing and related costs and other noninterest expenses. Data processing and related costs decreased by $67,000, or 2.7%, consisting of services we provide our clients as well as outside service fees such as credit bureau fees and correspondent bank charges. The largest decrease in data processing and related costs related to a $177,000 decrease in core processing costs as a result of renegotiating the contract with our third party service provider in preparation for conversion to a new core processing system which occurred during the fourth quarter of 2015. Other noninterest expenses declined by $617,000, or 28.5%, due primarily to a $250,000 legal settlement expense during 2014 combined with lesser collection costs during the current period.

Noninterest expense was $24.9 million for the year ended December 31, 2014, a $3.1 million, or 14.2%, increase from noninterest expense of $21.8 million for 2013.

The increase in total noninterest expenses resulted primarily from the following:

●	Compensation and benefits expense increased $1.7 million, or 14.2%, during 2014 relating primarily to increases in base and incentive compensation and benefits expenses. Base compensation expense increased by $1.6 million driven by the cost of 18 additional employees, five of whom were hired to assist with our expanded mortgage capabilities with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $165,000, while benefits expenses increased $15,000 during the 2014 period and represented 19.0% of total compensation and benefits during 2014.
●	Other real estate owned expenses increased $468,000 due to losses of $389,000 on the sale of properties, combined with expenses of $257,000 related to the management of real estate owned.
●	Data processing and related costs increased 4.5%, or $108,000, primarily related to services we provide to our clients, as well as outside service fees associated with mortgage originations.
●	Professional fees increased $94,000, or 11.0%, due primarily to increased legal, accounting and audit fees.
●	Marketing expenses increased $43,000, or 5.9%, driven by increased community sponsorships and business development costs.
●	Other noninterest expenses increased by 48.2%, or $705,000, primarily related to a legal settlement expense of $250,000, as well as increased travel and collection expenses.

Partially offsetting the increases in noninterest expenses was a $78,000, or 2.6%, decrease in occupancy expense primarily due to less repairs and maintenance expenses during the 2014 period.

Our efficiency ratio was 60.1% for 2015 compared to 64.2% for 2014. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio during 2015 relates primarily to the increase in net interest and noninterest income due to significant loan growth and our expanded mortgage capabilities.

Income tax expense was $5.4 million, $3.1 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in income tax expense in 2015 was primarily a result of the increase in our net income. Our effective tax rate was 34.6% for the year ended December 31, 2015, and 32.0% and 32.1% for the years ended December 31, 2014 and 2013, respectively.

Investment Securities

At December 31, 2015, the $95.5 million in our investment securities portfolio represented approximately 7.8% of our total assets. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value and amortized cost of $89.9 million for an unrealized loss of $6,000.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$14,711	14,599	8,763	8,557	8,756	7,755
SBA securities	6,410	6,277	5,336	5,154	5,758	5,271
State and political subdivisions	21,771	22,259	16,253	16,800	23,622	23,370
Mortgage-backed securities	47,053	46,804	24,214	24,513	31,347	31,044
Total	$89,945	89,939	54,566	55,024	69,483	67,440

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$4,149	1.74%	$8,704	2.49%	$1,746	3.03%	$14,599	2.34%
SBA securities	-	-	-	-	-	-	6,277	1.79%	6,277	1.79%
State and political subdivisions	-	-	464	1.63%	14,032	2.64%	7,763	2.84%	22,259	2.69%
Mortgage-backed securities	-	-	-	-	8,048	1.56%	38,756	2.08%	46,804	1.99%
Total	$-	-	$4,613	1.73%	$30,784	2.31%	$54,542	2.18%	$89,939	2.20%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

		December 31,
(dollars in thousands)	2015	2014
Federal Home Loan Bank stock	$5,005	6,020
Other investments	124	99
Investment in Trust Preferred subsidiaries	403	403
Total	$5,532	6,522

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2015 and 2014 were $959.5 million and $810.8 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2015 and 2014 were $1.0 billion and $871.4 million, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2015, our loan portfolio included $818.1 million, or 81.4%, of real estate loans. As of December 31, 2014, loans secured by real estate made up 81.2% of our loan portfolio and totaled $707.2 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $116.6 million as of December 31, 2015, of which approximately 33% were in a first lien position, while the remaining balance was second liens, compared to $95.6 million as of December 31, 2014, of which approximately 35% were in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $91,000 and a loan to value of approximately 70% as of December 31, 2015, compared to an average loan balance of $87,000 and a loan to value of approximately 72% as of December 31, 2014. Further, 0.2% and 0.3% of our total home equity lines of credit were over 30 days past due as of December 31, 2015 and 2014, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2015. Of the $133.5 million in loan growth in 2015, $39.8 million is related to the Greenville market, $33.4 million is related to the Columbia market, and $60.3 million to the Charleston market. In addition, $53.8 million of growth was in consumer related loans, while $79.7 million of growth was in commercial related loans. In addition, the $27.9 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $309,000, a term of eight years, and an average rate of 4.43%.

	December 31,
	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$236,083	23.5%	$191,061	21.9%	$185,129	25.1%	$158,790	24.6%	$149,254	24.9%
Non-owner occupied RE	205,604	20.5%	183,440	21.1%	166,016	22.5%	165,163	25.6%	164,623	27.5%
Construction	41,751	4.1%	50,995	5.8%	30,906	4.2%	20,347	3.1%	17,841	3.0%
Business	171,743	17.1%	149,986	17.2%	129,687	17.6%	114,169	17.7%	111,831	18.7%
Total commercial loans	655,181	65.2%	575,482	66.0%	511,738	69.4%	458,469	71.0%	443,549	74.1%
Consumer
Real estate	174,802	17.4%	146,859	16.9%	110,590	15.5%	86,559	13.4%	57,798	9.7%
Home equity	116,563	11.6%	95,629	11.0%	78,479	10.6%	77,895	12.1%	82,664	13.8%
Construction	43,318	4.3%	39,226	4.5%	19,888	2.7%	13,749	2.1%	5,546	0.9%
Other	15,080	1.5%	14,250	1.6%	12,961	1.8%	9,277	1.4%	9,077	1.5%
Total consumer loans	349,763	34.8%	295,964	34.0%	221,918	30.6%	187,480	29.0%	155,085	25.9%
Total gross loans, net of deferred fees	1,004,944	100.0%	871,446	100.0%	733,656	100.0%	645,949	100.0%	598,634	100.0%
Less – allowance for loan losses	(13,629)		(11,752)		(10,213)		(9,091)		(8,925)
Total loans, net	$991,315		$859,694		$723,443		$636,858		$589,709

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2015
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$16,836	126,156	93,091	236,083
Non-owner occupied RE	40,690	111,087	53,827	205,604
Construction	9,183	23,206	9,362	41,751
Business	64,099	83,435	24,209	171,743
Total commercial loans	130,808	343,884	180,489	655,181
Consumer
Real estate	28,348	35,509	110,945	174,802
Home equity	5,105	31,326	80,132	116,563
Construction	14,095	1,445	27,778	43,318
Other	6,430	6,270	2,380	15,080
Total consumer loans	53,978	74,550	221,235	349,763
Total gross loan, net of deferred fees	$184,786	418,434	401,724	1,004,944
Loans maturing – after one year with
Fixed interest rates				612,251
Floating interest rates				207,907

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2015. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2015 and 2014, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial
Owner occupied RE	$704	322	1,199	155	1,061
Non-owner occupied RE	4,170	2,344	373	1,255	1,745
Construction	-	783	914	1,006	1,314
Business	779	1,408	712	202	503
Consumer
Real estate	-	457	76	119	476
Home equity	258	188	77	577	386
Construction	-	-	-	-	-
Other	5	1	3	44	-
Nonaccruing troubled debt restructurings	701	1,147	4,983	4,809	4,779
Total nonaccrual loans, including nonaccruing TDRs	6,617	6,650	8,337	8,167	10,264
Other real estate owned	2,475	3,307	1,198	1,719	3,686
Total nonperforming assets	$9,092	9,957	9,535	9,886	13,950
Nonperforming assets as a percentage of:
Total assets	0.75%	0.97%	1.07%	1.24%	1.82%
Gross loans	0.90%	1.14%	1.30%	1.53%	2.33%
Total loans over 90 days past due (1)	$4,547	5,735	6,493	5,027	8,854
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	7,266	8,562	8,045	9,421	7,429

(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2015, nonperforming assets were $9.1 million, or 0.75% of total assets and 0.90% of gross loans. Comparatively, nonperforming assets were $10.0 million, or 0.97% of total assets and 1.14% of gross loans, at December 31, 2014. Nonaccrual loans declined $33 thousand to $6.6 million at December 31, 2015 from $6.7 million at December 31, 2014. During 2015, we added $2.2 million constituting eight new loans to nonaccrual, while transferring two properties totaling $351,000 to real estate acquired in settlement of loans and charging off $627,000 on nonaccrual loans. In addition, two loans, or $824,000, were either paid off or returned to accrual status during 2015. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2015 and 2014 was approximately $644,000 and $414,000, respectively.

Nonperforming assets include other real estate owned which decreased by $832 thousand to $2.5 million at December 31, 2015 from $3.3 million at December 31, 2014. During 2015, we added three properties to other real estate owned for $473,000 and sold three properties for approximately $431,000 and recognized a $63,000 net gain on the sales. In addition, we recorded write-downs on two properties of $937,000. The balance at December 31, 2015 includes six commercial properties for $1.9 million and four residential real estate properties totaling $620,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2015.

At December 31, 2015, 2014 and 2013, the allowance for loan losses represented 206.0%, 176.7%, and 122.5% of the amount of nonaccrual loans, respectively. A significant portion, or 97.5%, of nonaccrual loans at December 31, 2015 are secured by real estate. Our nonaccrual loans have been charged down to approximately 60% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $13.6 million for the year ended December 31, 2015 to be adequate.

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

In addition, approximately 81% of our loans are collateralized by real estate and over 85% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2015, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2015, impaired loans totaled approximately $13.9 million for which $9.4 million of these loans have a reserve of approximately $4.2 million allocated in the allowance. During 2015, the average recorded investment in impaired loans was approximately $14.5 million. At December 31, 2014, impaired loans totaled approximately $15.2 million for which $10.6 million of these loans had a reserve of approximately $5.0 million allocated in the allowance. During 2014, the average recorded investment in impaired loans was approximately $16.4 million.

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2015, we determined that we had loans totaling $8.0 million, which we considered TDRs. As of December 31, 2014, we had loans totaling $9.7 million, which we considered TDRs. See Notes 1 and 4 to the Consolidated Financial Statements for additional information on TDRs.

Allowance for Loan Losses

At December 31, 2015 and December 31, 2014, the allowance for loan losses was $13.6 million and $11.8 million, respectively, or 1.36% and 1.35% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio remained consistent from the prior year as a result of the continued improvement in the credit quality of our loan portfolio during 2015. During the year ended December 31, 2015, our net charged-off loans decreased by $1.3 million and our total nonaccrual loans remained at $6.6 million, as compared to the year ended December 31, 2014. See Note 3 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2015.

	Year ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of period	$11,752	10,213	9,091	8,925	8,386
Provision for loan losses	3,200	4,175	3,475	4,550	5,270
Loan charge-offs:
Commercial
Owner occupied RE	(48)	-	(390)	(1,857)	(72)
Non-owner occupied RE	(258)	(2,069)	(249)	(513)	(1,052)
Construction	(50)	-	-	-	(67)
Business	(881)	(645)	(1,664)	(1,230)	(3,243)
Total commercial	(1,237)	(2,714)	(2,303)	(3,600)	(4,434)
Consumer
Real estate	(173)	(51)	(22)	(214)	(129)
Home equity	(93)	(87)	(106)	(691)	(175)
Construction	-	-	-	-	-
Other	(5)	(35)	(47)	-	(200)
Total consumer	(271)	(173)	(175)	(905)	(504)
Total loan charge-offs	(1,508)	(2,887)	(2,478)	(4,505)	(4,938)
Loan recoveries:
Commercial
Owner occupied RE	-	-	1	4	14
Non-owner occupied RE	10	2	1	42	42
Construction	-	127	-	-	-
Business	129	117	115	27	149
Total commercial	139	246	117	73	205
Consumer
Real estate	-	-	-	2	-
Home equity	46	5	8	32	2
Construction	-	-	-	-	-
Other	-	-	-	14	-
Total consumer	46	5	8	48	2
Total recoveries	185	251	125	121	207
Net loan charge-offs	(1,323)	(2,636)	(2,353)	(4,384)	(4,731)
Balance, end of period	$13,629	11,752	10,213	9,091	8,925
Allowance for loan losses to gross loans	1.36%	1.35%	1.39%	1.41%	1.49%
Net charge-offs to average loans	0.14%	0.33%	0.34%	0.71%	0.81%

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. We have adopted guidelines regarding our use of brokered certificates of deposit that limit our brokered certificates of deposit to 25% of total deposits and dictate that our current interest rate risk profile determines the terms. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $926.8 million, or 94.0% of total deposits at December 31, 2015, while our out-of-market, or brokered, deposits represented $58.9 million, or 6.0% of our total deposits at December 31, 2015. At December 31, 2014, retail deposits represented $729.0 million, or 92.4% of our total deposits, and brokered certificates of deposit were $60.0 million, representing 7.6% of our total deposits, at December 31, 2014. Of the $197.9 million increase in retail deposits during the twelve months ended December 31, 2015, $60.8 million is related to the Greenville market, $65.4 million is related to the Columbia market, and $71.7 million is related to the Charleston market. Our loan-to-deposit ratio was 102%, 110%, and 108% at December 31, 2015, 2014, and 2013, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
		2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$165,847	-%	$124,648	-%	$93,378	-%
Interest bearing demand deposits	171,161	0.17%	146,213	0.16%	152,238	0.25%
Money market accounts	262,218	0.41%	188,615	0.33%	139,877	0.32%
Savings accounts	9,221	0.06%	7,911	0.09%	6,308	0.09%
Time deposits less than $100,000	61,374	0.76%	65,957	0.71%	70,144	0.81%
Time deposits greater than $100,000	225,152	0.77%	203,252	0.73%	159,910	0.73%
Total deposits	$894,973	0.40%	$736,596	0.38%	$621,855	0.41%

During the 12 months ended December 31, 2015, our average transaction account balances increased by $141.1 million, or 30.2%, while our average time deposit balances increased by $17.3 million, or 6.4%, driven by our continued focus on increasing core deposits. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $840.2 million, $667.1 million, and $566.7 million at December 31, 2015, 2014 and 2013, respectively. Included in time deposits of $100,000 or more at December 31, 2015 is $58.9 million of wholesale certificates of deposit scheduled to mature within the next 12 months at a weighted average rate of 0.67%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2015	2014
Three months or less	$46,747	30,496
Over three through six months	34,736	49,867
Over six through twelve months	80,976	63,848
Over twelve months	56,627	59,614
Total	$219,086	203,825

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

At December 31, 2015 and 2014, our liquid assets amounted to $62.9 million and $41.3 million, or 5.2% and 4.0% of total assets, respectively. Our investment securities at December 31, 2015 and 2014 amounted to $95.5 million and $61.5 million, or 7.8% and 6.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 24% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 12% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines at December 31, 2015.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2015 was $75.7 million, based on the Bank’s $5.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2015 we had $114.9 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at December 31, 2015. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $94.2 million at December 31, 2015 and $83.0 million at December 31, 2014. The $11.2 million increase during 2015 is due primarily to net income to common shareholders of $10.2 million combined with $628,000 in proceeds from the exercise of stock options.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2015. Since our inception, we have not paid cash dividends.

			December 31,
(dollars in thousands)	2015	2014	2013
Return on average assets	0.90%	0.69%	0.61%
Return on average equity	11.42%	8.92%	7.88%
Return on average common equity	11.42%	12.03%	8.81%
Average equity to average assets ratio	7.93%	7.76%	7.74%
Common equity to assets ratio	7.74%	8.06%	5.65%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of December 31, 2015, our capital ratios exceed these ratios and we remain “well capitalized.”

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and included a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule included a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasized common equity Tier 1 capital and implemented strict eligibility criteria for regulatory capital instruments. It also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015. It is management’s belief that, as of December 31, 2015, the Company and the Bank meet all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 21 to the Consolidated Financial Statements for ratios of the Holding Company.

	To be well capitalized
					under prompt
				For capital		corrective
			adequacy purposes		action provisions
		Actual		minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to risk weighted assets)	$116,992	11.67%	$80,166	8.00%	$100,208	10.00%
Tier 1 Capital (to risk weighted assets)	104,452	10.42%	60,125	6.00%	80,166	8.00%
Common Equity Tier 1 (to risk weighted assets)	104,452	10.42%	45,094	4.50%	65,135	6.50%
Tier 1 Capital (to average assets)	104,452	8.57%	48,753	4.00%	60,941	5.00%

As of December 31, 2014
Total Capital (to risk weighted assets)	$101,716	11.96%	$68,024	8.00%	$85,030	10.00%
Tier 1 Capital (to risk weighted assets)	91,073	10.71%	34,012	4.00%	51,018	6.00%
Tier 1 Capital (to average assets)	91,073	9.08%	40,131	4.00%	50,164	5.00%

As of December 31, 2013
Total Capital (to risk weighted assets)	88,674	12.15%	58,381	8.00%	72,976	10.00%
Tier 1 Capital (to risk weighted assets)	79,538	10.90%	29,191	4.00%	43,786	6.00%
Tier 1 Capital (to average assets)	79,538	9.09%	34,989	4.00%	43,737	5.00%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2015, unfunded commitments to extend credit were approximately $194.7 million, of which $61.8 million is at fixed rates and $133.0 million is at variable rates. At December 31, 2014, unfunded commitments to extend credit were $167.3 million, of which approximately $52.2 million was at fixed rates and $115.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2015 and 2014, there was a $4.3 million and $2.6 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2015, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	13.64%
Up 200 basis points	9.04%
Up 100 basis points	4.11%
Base	-
Down 100 basis points	(7.09)%
Down 200 basis points	(11.30)%
Down 300 basis points	(14.05)%

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2015.

	December 31, 2014
	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
(dollars in thousands)	One Year	Years	Years	Years	Years	Total
Certificates of deposit	$204,394	49,394	18,704	6,747	-	279,239
FHLB advances and other borrowings	-	78,000	12,200	25,000	-	115,200
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,026	984	995	2,023	1,847	6,875
Total	$205,420	128,378	31,899	33,770	15,250	414,717

Accounting, Reporting, and Regulatory Matters

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification (the “ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned. In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to other real estate owned upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments became effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. After December 15, 2014, the Company applied the amendments prospectively, and these amendments did not have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments became effective for the Company for the first interim or annual period beginning after December 15, 2014. These amendments did not have a material effect on the Company’s financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all of its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Southern First Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with the authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the internal control structure over financial reporting as of December 31, 2015 has been audited by Elliott Davis Decosimo, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

We have audited the internal control over financial reporting of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015 and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina
March 2, 2016

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,280	9,862
Federal funds sold	33,582	25,849
Interest-bearing deposits with banks	17,004	5,553
Total cash and cash equivalents	62,866	41,264
Investment securities:
Investment securities available for sale	89,939	55,024
Other investments	5,532	6,522
Total investment securities	95,471	61,546
Loans held for sale	4,943	11,765
Loans	1,004,944	871,446
Less allowance for loan losses	(13,629)	(11,752)
Loans, net	991,315	859,694
Bank owned life insurance	24,735	22,050
Property and equipment, net	24,185	20,845
Deferred income taxes, net	6,923	5,509
Other assets	6,855	7,192
Total assets	$1,217,293	1,029,865
LIABILITIES
Deposits	$985,733	788,907
Federal Home Loan Bank advances and other borrowings	115,200	135,200
Junior subordinated debentures	13,403	13,403
Other liabilities	8,717	9,363
Total liabilities	1,123,053	946,873
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 6,289,038 and 6,219,002 shares issued and outstanding at December 31, 2015 and 2014,
respectively	63	62
Nonvested restricted stock	(360)	(494)
Additional paid-in capital	70,037	68,785
Accumulated other comprehensive income (loss)	(4)	302
Retained earnings	24,504	14,337
Total shareholders’ equity	94,240	82,992
Total liabilities and shareholders’ equity	$1,217,293	1,029,865

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Interest income
Loans	$44,316	38,092	34,242
Investment securities	1,577	1,784	1,813
Federal funds sold	137	72	63
Total interest income	46,030	39,948	36,118
Interest expense
Deposits	3,585	2,820	2,862
Borrowings	3,916	4,088	4,235
Total interest expense	7,501	6,908	7,097
Net interest income	38,529	33,040	29,021
Provision for loan losses	3,200	4,175	3,475
Net interest income after provision for loan losses	35,329	28,865	25,546
Noninterest income
Loan and mortgage fee income	5,273	2,854	1,235
Service fees on deposit accounts	893	923	879
Income from bank owned life insurance	685	667	658
Gain on sale of investment securities	297	230	-
Other income	1,268	1,106	1,030
Total noninterest income	8,416	5,780	3,802
Noninterest expenses
Compensation and benefits	17,048	14,043	12,302
Occupancy	3,310	2,978	3,056
Other real estate owned expenses	1,142	647	179
Data processing and related costs	2,447	2,514	2,406
Insurance	855	832	818
Professional fees	987	952	858
Marketing	870	774	731
Other	1,550	2,167	1,462
Total noninterest expenses	28,209	24,907	21,812
Income before income tax expense	15,536	9,738	7,536
Income tax expense	5,369	3,113	2,416
Net income	10,167	6,625	5,120
Preferred stock dividend	-	915	771
Gain on redemption of preferred stock	-	-	(20)
Net income available to common shareholders	$10,167	5,710	4,369
Earnings per common share
Basic	$1.64	1.15	1.02
Diluted	$1.55	1.10	0.98
Weighted average common shares outstanding
Basic	6,204,518	4,980,595	4,279,992
Diluted	6,560,739	5,199,376	4,458,918

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Net income	$10,167	6,625	5,120
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(167)	2,731	(3,829)
Tax (expense) benefit	57	(929)	1,303
Reclassification of realized gain	(297)	(230)	-
Tax expense	101	78	-
Other comprehensive income (loss)	(306)	1,650	(2,526)
Comprehensive income	$9,861	8,275	2,594

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2012	4,247,404	$43	16,299	$16,299	$(160)	$42,396	$1,178	$4,369	$64,125
Net income	-	-	-	-	-	-	-	5,120	5,120
Preferred stock transactions:
Redemption of preferred stock	-	-	(1,000)	(1,000)	-	-	-	20	(980)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(778)	(778)
Proceeds from exercise of stock options	28,596	-	-	-	-	198	-	-	198
Cash in lieu of fractional shares	-	-	-	-	-	-	-	(9)	(9)
Issuance of restricted stock	43,750	-	-	-	(564)	564	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	88	-	-	-	88
Compensation expense related to stock options, net of tax	-	-	-	-	-	427	-	-	427
Other comprehensive loss	-	-	-	-	-	-	(2,526)	-	(2,526)
December 31, 2013	4,319,750	43	15,299	15,299	(636)	43,585	(1,348)	8,722	65,665
Net income	-	-	-	-	-	-	-	6,625	6,625
Preferred stock transactions:
Redemption of preferred stock	-	-	(15,299)	(15,299)	-	-	-	-	(15,299)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(1,010)	(1,010)
Issuance of common stock	1,855,000	18	-	-	-	24,358	-	-	24,376
Proceeds from exercise of stock options	39,752	1	-	-	-	355	-	-	356
Issuance of restricted stock	4,500	-	-	-	(57)	57	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	199	-	-	-	199
Compensation expense related to stock options, net of tax	-	-	-	-	-	430	-	-	430
Other comprehensive income	-	-	-	-	-	-	1,650	-	1,650
December 31, 2014	6,219,002	62	-	-	(494)	68,785	302	14,337	82,992
Net income	-	-	-	-	-	-	-	10,167	10,167
Proceeds from exercise of stock options	67,036	1	-	-	-	627	-	-	628
Issuance of restricted stock	3,000	-	-	-	(69)	69	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	203	-	-	-	203
Compensation expense related to stock options, net of tax	-	-	-	-	-	556	-	-	556
Other comprehensive loss	-	-	-	-	-	-	(306)	-	(306)
December 31, 2015	6,289,038	$63	-	$-	$(360)	$70,037	$(4)	$24,504	$94,240

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Operating activities
Net income	$10,167	6,625	5,120
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3,200	4,175	3,475
Depreciation and other amortization	1,310	1,207	1,205
Accretion and amortization of securities discounts and premiums, net	353	375	659
Gain on sale of investment securities available for sale	(297)	(230)	-
(Gain) loss on sale of other real estate owned	(63)	70	5
Write-down of other real estate owned	937	320	130
Compensation expense related to stock options and restricted stock grants	759	629	515
Gain on sale of loans held for sale	(4,963)	(2,699)	(1,088)
Loans originated and held for sale	(201,842)	(109,871)	(63,915)
Proceeds from sale of loans held for sale	213,627	104,416	63,451
Increase in cash surrender value of bank owned life insurance	(685)	(667)	(658)
Increase in deferred tax asset	(1,256)	(1,422)	(460)
Increase in other assets, net	(495)	(213)	(314)
Increase (decrease) in other liabilities, net	(646)	2,019	463
Net cash provided by operating activities	20,106	4,734	8,588
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(135,294)	(143,585)	(93,473)
Purchase of property and equipment	(4,650)	(2,225)	(2,299)
Purchase of investment securities:
Available for sale	(57,219)	(2,073)	(3,260)
Other investments	(149)	(1,800)	(2,025)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	11,711	6,418	9,555
Other investments	1,140	1,394	2,218
Proceeds from sale of investment securities:
Available for sale	10,072	10,427	-
Other investments	-	-	1,485
Purchase of life insurance policies	(2,000)	-	(2,000)
Proceeds from sale of other real estate owned	431	660	1,740
Net cash used for investing activities	(175,958)	(130,784)	(88,059)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	196,826	108,588	104,020
Decrease in note payable	-	(1,400)	-
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	(20,000)	12,500	(13,190)
Cash dividend on preferred stock	-	(1,010)	(778)
Redemption of preferred stock	-	(15,299)	(980)
Issuance of common stock	-	24,376	-
Cash in lieu of fractional shares	-	-	(9)
Proceeds from the exercise of stock options and warrants	628	356	198
Net cash provided by financing activities	177,454	128,111	89,261
Net increase in cash and cash equivalents	21,602	2,061	9,790
Cash and cash equivalents, beginning of year	41,264	39,203	29,413
Cash and cash equivalents, end of year	$62,866	41,264	39,203
Supplemental information
Cash paid for
Interest	$7,293	6,907	7,571
Income taxes	6,625	4,535	2,876
Schedule of non-cash transactions
Foreclosure of other real estate	473	3,159	1,354
Unrealized (gain) loss on securities, net of income taxes	110	(1,802)	2,526

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2015 and 2014, real estate loans represented 81.4% and 81.1%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2015 and 2014, included in cash and cash equivalents was $5.0 million on deposit with the Federal Reserve Bank.

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

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring, but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms. If, after previously being classified as a TDR, a loan is restructured a second time and the borrower continues to experience financial difficulties, then that loan is automatically placed on nonaccrual status. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments of principal and interest in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. In addition, our policy, in accordance with supervisory guidance, also provides for a loan to be removed from TDR status if the loan is modified or renewed at terms consistent with current market rates and the loan has been performing under modified terms for an extended period of time or under certain circumstances.

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

Other Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2012 tax return year and forward.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification (the “ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned. In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to other real estate owned upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments became effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. After December 15, 2014, the Company applied the amendments prospectively, and these amendments did not have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments became effective for the Company for the first interim or annual period beginning after December 15, 2014. These amendments did not have a material effect on the Company’s financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all of its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2015
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$14,711	1	113	14,599
SBA securities	6,410	-	133	6,277
State and political subdivisions	21,771	525	37	22,259
Mortgage-backed securities
FHLMC	12,983	4	148	12,839
FNMA	34,008	181	292	33,897
GNMA	62	6	-	68
Total mortgage-backed securities	47,053	191	440	46,804
Total	$89,945	717	723	89,939

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,763	9	215	8,557
SBA securities	5,336	-	182	5,154
State and political subdivisions	16,253	598	51	16,800
Mortgage-backed securities
FHLMC	7,284	60	12	7,332
FNMA	16,846	273	30	17,089
GNMA	84	8	-	92
Total mortgage-backed securities	24,214	341	42	24,513
Total	$54,566	948	490	55,024

During the first quarter of 2015, the Company sold $5.8 million of its mortgage-backed securities and state and municipal obligations and recorded a gain on sale of investment securities of $259,000. In addition, the Company sold and subsequently reinvested $4.3 million of investment securities during the second quarter of 2015 and recorded a gain of $36,000 from the transaction. In comparison, the Company developed a need for additional liquidity as we experienced increased loan demand during the second quarter of 2014 and subsequently sold $10.4 million of our mortgage-backed securities and state and municipal obligations and recorded a net gain on sale of investment securities of $230,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2015 and 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2015		2014
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$-	-	2,081	2,082
Due after one through five years	4,638	4,613	1,356	1,387
Due after five through ten years	30,605	30,784	10,143	10,583
Due after ten years	54,702	54,542	40,986	40,972
	$89,945	89,939	54,566	55,024

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

		Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2015
Available for sale
US government agencies	9	$12,853	$113	-	$-	$-	9	$12,853	$113
SBA securities	-	-	-	2	4,691	133	2	4,691	133
State and political subdivisions	7	3,125	17	3	1,220	20	10	4,345	37
Mortgage-backed
FHLMC	9	12,160	148	-	-	-	9	12,160	148
FNMA	18	28,708	292	-	-	-	18	28,708	292
	43	$56,846	$570	5	$5,911	$153	48	$62,757	$723

		Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2014
Available for sale
US government agencies	-	$-	$-	2	$7,569	$215	2	$7,569	$215
SBA securities	-	-	-	2	5,154	182	2	5,154	182
State and political subdivisions	-	-	-	7	3,488	51	7	3,488	51
Mortgage-backed
FHLMC	1	731	1	1	2,472	11	2	3,203	12
FNMA	2	3,676	10	1	2,284	20	3	5,960	30
	3	$4,407	$11	13	$20,967	$479	16	$25,374	$490

At December 31, 2015, the Company had 43 individual investments with a fair market value of $56.8 million that were in an unrealized loss position for less than 12 months and 5 individual investments with a fair market value of $5.9 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2015	2014
Federal Home Loan Bank stock	$5,005	6,020
Other investments	124	99
Investment in Trust Preferred subsidiaries	403	403
	$5,532	6,522

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2015 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2015, $21.3 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $11.1 million was pledged to secure client deposits. At December 31, 2014, $21.8 million of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $12.9 million was pledged to secure client deposits.

NOTE 3 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 81.4% of total loans at December 31, 2015. Commercial loans comprise 59.1% of total real estate loans and consumer loans account for 40.9%. Commercial real estate loans are further categorized into owner occupied which represents 23.5% of total loans and non-owner occupied loans represent 20.5%. Commercial construction loans represent only 4.1% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2015, approximately $94.0 million, or 9.4% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 98 loans totaling approximately $37.1 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

During the third quarter of 2015, the Company began using 20 quarters to measure commercial and consumer historical losses rather than a 12 quarter period as used in the past. The Company believes that the longer period used to determine historical losses for both its commercial and consumer loans captures a longer economic cycle, including periods of economic uncertainty which are unlike those the Company has experienced in the past three years. The Company also believes that using 20 quarters to measure historical losses is more indicative of the expected losses and risks inherent in the portfolio.

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.7 million and $1.8 million as of December 31, 2015 and December 31, 2014, respectively.

	December 31,
(dollars in thousands)	2015		2014
Commercial
Owner occupied	$236,083	23.5%	191,061	21.9%
Non-owner occupied	205,604	20.5%	183,440	21.1%
Construction	41,751	4.1%	50,995	5.8%
Business	171,743	17.1%	149,986	17.2%
Total commercial loans	655,181	65.2%	575,482	66.0%
Consumer
Residential	174,802	17.4%	146,859	16.9%
Home equity	116,563	11.6%	95,629	11.0%
Construction	43,318	4.3%	39,226	4.5%
Other	15,080	1.5%	14,250	1.6%
Total consumer loans	349,763	34.8%	295,964	34.0%
Total gross loans, net of deferred fees	1,004,944	100.0%	871,446	100.0%
Less – allowance for loan losses	(13,629)		(11,752)
Total loans, net	$991,315		859,694

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2015	2014
Variable rate loans	$254,749	227,232
Fixed rate loans	750,195	644,214
	$1,004,944	871,446

At December 31, 2015, approximately $286.6 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

	December 31, 2015
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$235,795	201,381	41,354	170,644	649,174
30-59 days past due	-	-	-	205	205
60-89 days past due	43	1,452	-	18	1,513
Greater than 90 days	245	2,771	397	876	4,289
	$236,083	205,604	41,751	171,743	655,181

	December 31, 2014
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$190,801	180,577	50,212	148,317	569,907
30-59 days past due	-	49	-	35	84
60-89 days past due	-	246	-	155	401
Greater than 90 days	260	2,568	783	1,479	5,090
	$191,061	183,440	50,995	149,986	575,482

As of December 31, 2015 and 2014, loans 30 days or more past due represented 0.66% and 0.73% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.60% and 0.64% as of December 31, 2015 and 2014, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2015
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$230,460	198,144	39,678	161,920	630,202
Special Mention	3,887	1,574	286	5,511	11,258
Substandard	1,736	5,886	1,787	4,312	13,721
Doubtful	-	-	-	-	-
	$236,083	205,604	41,751	171,743	655,181

	December 31, 2014
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$184,158	173,711	48,140	140,432	546,441
Special Mention	5,035	3,376	129	4,715	13,255
Substandard	1,868	6,353	2,726	4,839	15,786
Doubtful	-	-	-	-	-
	$191,061	183,440	50,995	149,986	575,482

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$174,576	116,305	43,258	14,994	349,133
30-59 days past due	187	-	60	86	333
60-89 days past due	39	-	-	-	39
Greater than 90 days	-	258	-	-	258
	$174,802	116,563	43,318	15,080	349,763

	December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Current	$146,362	95,311	39,226	14,247	295,146
30-59 days past due	40	-	-	-	40
60-89 days past due	-	130	-	3	133
Greater than 90 days	457	188	-	-	645
	$146,859	95,629	39,226	14,250	295,964

Consumer loans 30 days or more past due were 0.06% and 0.09% as of December 31, 2015 and 2014, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2015
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$172,589	112,080	42,319	14,967	341,955
Special Mention	961	3,388	-	45	4,394
Substandard	1,252	1,095	999	68	3,414
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$174,802	116,563	43,318	15,080	349,763

	December 31, 2014
	Real estate	Home equity	Construction	Other	Total
Pass	$144,070	91,084	39,226	14,013	288,393
Special Mention	953	3,268	-	139	4,360
Substandard	1,836	1,277	-	98	3,211
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$146,859	95,629	39,226	14,250	295,964

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

	December 31,
(dollars in thousands)	2015	2014
Commercial
Owner occupied RE	$704	322
Non-owner occupied RE	4,170	2,344
Construction	-	783
Business	779	1,408
Consumer
Real estate	-	457
Home equity	258	188
Construction	-	-
Other	5	1
Nonaccruing troubled debt restructurings	701	1,147
Total nonaccrual loans, including nonaccruing TDRs	6,617	6,650
Other real estate owned	2,475	3,307
Total nonperforming assets	$9,092	9,957
Nonperforming assets as a percentage of:
Total assets	0.75%	0.97%
Gross loans	0.90%	1.14%
Total loans over 90 days past due	$4,547	5,735
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	7,266	8,562

Foregone interest income on the nonaccrual loans for the year ended December 31, 2015 was approximately $644,000 and approximately $414,000 for the same period in 2014.

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

		December 31, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$964	863	863	260
Non-owner occupied RE	9,144	5,792	4,161	1,321
Construction	1,855	1,787	397	31
Business	4,756	3,861	2,936	1,932
Total commercial	16,719	12,303	8,357	3,544
Consumer
Real estate	1,121	1,121	805	489
Home equity	260	258	-	-
Construction	-	-	-	-
Other	201	201	201	191
Total consumer	1,582	1,580	1,006	680
Total	$18,301	13,883	9,363	4,224

		December 31, 2014
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$1,122	1,122	1,060	371
Non-owner occupied RE	5,813	4,522	2,777	801
Construction	5,268	2,726	1,315	324
Business	5,385	4,565	3,528	2,464
Total commercial	17,588	12,935	8,680	3,960
Consumer
Real estate	1,620	1,620	1,299	585
Home equity	347	347	347	191
Construction	-	-	-	-
Other	310	310	310	310
Total consumer	2,277	2,277	1,956	1,086
Total	$19,865	15,212	10,636	5,046

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2015		2014		2013
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$884	6	1,568	47	1,519	47
Non-owner occupied RE	6,137	128	5,693	104	5,932	261
Construction	1,888	74	1,977	75	2,054	57
Business	4,067	148	4,522	154	4,521	189
Total commercial	12,976	356	13,760	380	14,026	554
Consumer
Real estate	1,112	46	2,094	53	1,186	100
Home equity	252	7	251	10	610	8
Construction	-	-	-	-	-	-
Other	208	7	282	13	234	9
Total consumer	1,572	60	2,627	76	2,030	117
Total	$14,548	416	16,387	456	16,056	671

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$11,752	10,213	9,091
Provision for loan losses	3,200	4,175	3,475
Loan charge-offs:
Commercial
Owner occupied RE	(48)	-	(390)
Non-owner occupied RE	(258)	(2,069)	(249)
Construction	(50)	-	-
Business	(881)	(645)	(1,664)
Total commercial	(1,237)	(2,714)	(2,303)
Consumer
Real estate	(173)	(51)	(22)
Home equity	(93)	(87)	(106)
Construction	-	-	-
Other	(5)	(35)	(47)
Total consumer	(271)	(173)	(175)
Total loan charge-offs	(1,508)	(2,887)	(2,478)
Loan recoveries:
Commercial
Owner occupied RE	-	-	1
Non-owner occupied RE	10	2	1
Construction	-	127	-
Business	129	117	115
Total commercial	139	246	117
Consumer
Real estate	-	-	-
Home equity	46	5	8
Construction	-	-	-
Other	-	-	-
Total consumer	46	5	8
Total recoveries	185	251	125
Net loan charge-offs	(1,323)	(2,636)	(2,353)
Balance, end of period	$13,629	11,752	10,213

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2015
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,216	3,536	-	11,752
Provision	2,554	646	-	3,200
Loan charge-offs	(1,237)	(271)	-	(1,508)
Loan recoveries	139	46	-	185
Net loan charge-offs	(1,098)	(225)	-	(1,323)
Balance, end of period	$9,672	3,957	-	13,629

	Year ended December 31, 2014
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$8,239	1,974	-	10,213
Provision	2,445	1,730	-	4,175
Loan charge-offs	(2,714)	(173)	-	(2,887)
Loan recoveries	246	5	-	251
Net loan charge-offs	(2,468)	(168)	-	(2,636)
Balance, end of period	$8,216	3,536	-	11,752

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

	December 31, 2015
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,544	680	4,224	12,303	1,580	13,883
Collectively evaluated	6,128	3,277	9,405	642,878	348,183	991,061
Total	$9,672	3,957	13,629	655,181	349,763	1,004,944

	December 31, 2014
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,960	1,086	5,046	12,935	2,277	15,212
Collectively evaluated	4,256	2,450	6,706	562,547	293,687	856,234
Total	$8,216	3,536	11,752	575,482	295,964	871,446

NOTE 4 – Troubled Debt Restructurings

At December 31, 2015, we had 29 loans totaling $8.0 million and at December 31, 2014 we had 37 loans totaling $9.7 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. During 2015, we have added four commercial loans totaling $529,000 as TDRs and removed three loans from TDR status in accordance with our nonperforming loans and TDR policies. In addition, eight loans classified as TDRs at December 31, 2014 were paid off or charged off, and one TDR loan was moved to other real estate owned. To date, we have restored three nonaccrual commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2015
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Non-owner occupied RE	1	-	-	1	2	$112	$112
Business	2	-	-	-	2	420	420
Total loans	3	-	-	1	4	$532	$532

	For the year ended December 31, 2014
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Non-owner occupied RE	-	-	-	2	2	$275	$285
Construction	1	-	-	-	1	1,292	1,412
Business	1	-	-	2	3	263	263
Consumer
Real estate	-	-	1	-	1	116	116
Other	2	-	-	-	2	126	126
Total loans	4	-	1	4	9	$2,072	$2,202

As of December 31, 2015 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date. As of December 31, 2014, there was one consumer real estate loan with a recorded investment of $246,000 that had defaulted under these terms.

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2015	2014
Land	$6,827	4,862
Buildings	14,667	14,714
Leasehold Improvements	2,009	1,650
Furniture and equipment	7,033	6,139
Software	388	385
Construction in process	1,422	30
	32,346	27,780
Accumulated depreciation	(8,161)	(6,935)
Total property and equipment	$24,185	20,845

Construction in process at December 31, 2015 includes costs associated with the construction of a new regional office in Charleston, South Carolina office, while the December 31, 2014 balance includes various consulting and architect fees related to the Charleston, South Carolina office. Depreciation and amortization expense for the year ended December 31, 2015 was $1.3 million, $1.2 million for the year ended December 31, 2014, and $1.2 million for the year ended December 31, 2013. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2015, other real estate owned included ten properties totaling $2.5 million, compared to nine properties totaling $3.3 million at December 31, 2014. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2015	2014
Balance, beginning of year	$3,307	1,198
Additions	473	3,159
Sales	(368)	(730)
Write-downs, net	(937)	(320)
Balance, end of year	$2,475	3,307

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2015	2014
Noninterest bearing	$189,686	139,902
Interest bearing:
NOW accounts	194,835	149,137
Money market accounts	311,167	224,733
Savings	10,806	8,664
Time, less than $100,000	60,153	62,646
Time, $100,000 and over	219,086	203,825
Total deposits	$985,733	788,907

At December 31, 2015 and 2014, time deposits greater than $250,000 were $145.5 million and $121.8 million, respectively.

Also, at December 31, 2015 and 2014, the Company had approximately $58.9 million and $60.0 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $1.7 million for the year ended December 31, 2015 and $1.5 million for each of the years ended December 31, 2014, and 2013.

At December 31, 2015 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2016	$204,394
2017	49,394
2018	18,704
2019	3,391
2020 and after	3,356
$279,239

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2015 and 2014, the Company had $115.2 million and $135.2 million, respectively, in FHLB advances and other borrowings. Of the $115.2 million outstanding at December 31, 2015, FHLB advances represented $96.0 million and securities sold under structured agreements to repurchase represented $19.2 million. At December 31, 2014, FHLB advances represented $116.0 million and repurchase agreements represented $19.2 million.

The FHLB advances are secured with approximately $286.6 million of mortgage loans and $5.0 million of stock in the FHLB. During the first quarter of 2014, the Company restructured five FHLB advances totaling $59.5 million. In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance did not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance was considered to be a restructuring and no gain or loss was recorded in the transaction. The original FHLB advances had a weighted rate of 2.31% and an average remaining life of 40 months. Under the modified arrangement, the FHLB advances had a weighted average rate of 2.22% and an average remaining life of 43 months.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2015 and 2014. As of December 31, 2015, $31.5 million, or 32.8%, of the Company’s advances were at fixed rates, while $64.5 million, or 67.2%, were at floating rates. In addition, a number of the advances are callable and subject to repricing during 2016 at the option of the FHLB.

	December 31,
(dollars in thousands)		2015	2014
Maturity	Amount	Rate	Amount	Rate
January 30, 2015	$-	-	$20,000	0.17%
February 13, 2017	7,500	4.38%	7,500	4.38%
April 18, 2017	7,000	2.17%	7,000	2.08%
April 18, 2017	7,500	2.34%	7,500	2.26%
April 19, 2017	20,000	1.60%	20,000	1.51%
April 19, 2017	10,000	1.98%	10,000	1.89%
July 11, 2017	9,000	4.49%	9,000	4.49%
July 24, 2017	5,000	4.25%	5,000	4.25%
January 30, 2018	5,000	3.00%	5,000	2.92%
February 15, 2019	10,000	4.47%	10,000	4.47%
October 10, 2019	15,000	3.51%	15,000	3.44%
	$96,000	3.03%	$116,000	2.49%

At December 31, 2015 and 2014, the Company had four structured debt agreements secured by approximately $21.3 million and $21.8 million, respectively, of various investment securities. While these agreements are at fixed rates, they each have callable features and are subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

(dollars in thousands)
Maturity	Amount	Rate
September 18, 2017	$10,000	3.63%
December 17, 2017	2,000	3.65%
March 14, 2018	3,600	2.75%
September 15, 2018	3,600	2.55%
	$19,200	3.26%

The Company also has an unsecured, interest only line of credit for $10 million with another financial institution which was unused at December 31, 2015. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%. The line of credit matures on June 6, 2017. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 9 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2015, the interest rate was 3.70% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2015, the interest rate was 2.04% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital. However, provisions within the Dodd-Frank Act prohibit institutions that had more than $15 billion in assets on December 31, 2009 from including trust preferred securities as Tier 1 capital beginning in 2013, with one-third phased out over the two years ending in 2015. Financial institutions with less than $15 billion in total assets, such as the Bank, may continue to include their trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, but cannot include in Tier 1 capital trust preferred securities issued after such date.

NOTE 10 – Unused Lines of Credit

At December 31, 2015, the Company had three lines of credit to purchase federal funds that totaled $45.0 million which were unused at December 31, 2015. The lines of credit are available on a one to ten day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $75.7 million in additional borrowings at December 31, 2015.

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
Level 3 – Significant unobservable inputs
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.These methodologies may result in a significant portion of the fair value being derived from unobservable data.

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	14,599	-	14,599
SBA securities	-	6,277	-	6,277
State and political subdivisions	-	22,259	-	22,259
Mortgage-backed securities	-	46,804	-	46,804
Total assets measured at fair value on a recurring basis	$-	89,939	-	89,939

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,557	-	8,557
SBA securities	-	5,154	-	5,154
State and political subdivisions	-	16,800	-	16,800
Mortgage-backed securities	-	24,513	-	24,513
Total assets measured at fair value on a recurring basis	$-	55,024	-	55,024

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2015. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,102	557	9,659
Other real estate owned	-	2,208	267	2,475
Total assets measured at fair value on a nonrecurring basis	$-	11,310	824	12,134

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,461	705	10,166
Other real estate owned	-	3,040	267	3,307
Total assets measured at fair value on a nonrecurring basis	$-	12,501	972	13,473

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 are as follows:

	December 31, 2015
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$62,866	62,866	62,866	-	-
Other investments, at cost	5,532	5,532	-	-	5,532
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net	991,315	992,379	-	9,102	983,277
Financial Liabilities:
Deposits	985,733	918,303	-	918,303	-
FHLB and other borrowings	115,200	117,317	-	117,317	-
Junior subordinated debentures	13,403	11,511	-	11,511	-

	December 31, 2014
	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$41,264	41,264	41,264	-	-
Other investments, at cost	6,522	6,522	-	-	6,522
Loans held for sale	11,765	11,765	-	11,765	-
Loans, net	859,694	860,215	-	9,461	850,754
Financial Liabilities:
Deposits	788,907	748,497	-	748,497	-
FHLB and other borrowings	135,200	144,156	-	144,156	-
Junior subordinated debentures	13,403	6,823	-	6,823	-

NOTE 12 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2015, 2014 and 2013, options totaling 93,500, 109,303, and 34,624, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

		December 31,
(dollars in thousands, except share data)		2015	2014	2013
Numerator:
Net income		$10,167	6,625	5,120
Less:	Preferred stock dividends	-	915	771
Add:	Gain on redemption of preferred stock	-	-	20
Net income available to common shareholders		$10,167	5,710	4,369
Denominator:
Weighted-average common shares outstanding - basic		6,204,518	4,980,595	4,279,992
Common stock equivalents		356,221	218,781	178,926
Weighted-average common shares outstanding - diluted		6,560,739	5,199,376	4,458,918
Earnings per common share:
Basic		$1.64	1.15	1.02
Diluted		$1.55	1.10	0.98

NOTE 13 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with seven executive and senior vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $2.0 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, including a base monthly charge of approximately $102,000 and certain termination fees.

At December 31, 2015, the Company has a contract with a construction company for $7.6 million to construct a new regional office building in Charleston, South Carolina. In addition, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2016	$1,026
2017	984
2018	995
2019	1,004
2020	1,019
Thereafter	1,847
$6,875

Lease expense for the years ended December 31, 2015, 2014, and 2013, totaled $954,000, $811,000, and $800,000, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2015, management believes there is no material litigation pending.

NOTE 14 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Current income taxes:
Federal	$6,184	4,238	2,747
State	441	297	129
Total current tax expense	6,625	4,535	2,876
Deferred income tax benefit	(1,256)	(1,422)	(460)
Income tax expense	$5,369	3,113	2,416

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Tax expense at statutory rate	$5,438	3,311	2,562
Effect of state income taxes	287	196	85
Exempt income	(151)	(170)	(199)
Other	(205)	(224)	(32)
Income tax expense	$5,369	3,113	2,416

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,770	3,996
Unrealized loss on securities available for sale	2	-
Net deferred loan fees	597	599
Interest on nonaccrual loans	829	957
Deferred compensation	1,323	953
Sale of real estate owned	531	198
Accrued expenses	166	10
Other	440	269
	8,658	6,982
Deferred tax liabilities:
Property and equipment	1,530	1,191
Unrealized gain on securities available for sale	-	156
Other	205	126
	1,735	1,473
Net deferred tax asset	$6,923	5,509

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

A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
(dollars in thousands)	2015	2014
Balance, beginning of year	$20,587	23,522
New loans	2,298	10,097
Less loan payments	(9,817)	(13,032)
Balance, end of year	$13,068	20,587

Deposits by officers and directors and their related interests at December 31, 2015 and 2014, were $5.1 million and $4.9 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $5,388. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Also, the Company contracts with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $31,000, $32,000, and $30,000 for these services during 2015, 2014, and 2013, respectively.

The Company also purchases various signage for its retail offices from a local vendor for which one of the Company’s directors acted as chairman of the board. The Company paid approximately $24,000, $41,000 and $166,000 to the vendor for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2015, unfunded commitments to extend credit were approximately $194.7 million, of which $61.8 million is at fixed rates and $133.0 million is at variable rates. At December 31, 2014, unfunded commitments to extend credit were approximately $167.3 million, of which $52.2 million is at fixed rates and $115.1 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2015 and 2014, there was a $4.3 million and $2.6 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 17 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2015, 2014, and 2013 amounted to $326,000, $263,000, and $235,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 16 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2015 and 2014, the Company had an accrued benefit obligation of $3.8 million and $2.8 million, respectively. The Company incurred expenses related to this plan of $978,000, $352,000, and $753,000 in 2015, 2014, and 2013, respectively.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Stock option expense	$556	430	427
Restricted stock grant expense	203	199	88
Total stock-based compensation expense	$759	629	515

Stock Options
On March 21, 2000, the Company adopted a stock option plan under which the board of directors could grant up to 436,424 options at an option price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date, but expired or forfeited options may be reissued. Under the terms of the 2000 stock option plan any awards remaining and granted after March 2010 are accounted for as non-qualified stock options. As of January 2011, all available options under the 2000 stock option plan had been granted.

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

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2015			2014			2013
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of
year	659,979	$7.75		617,181	$7.05		556,474	$6.72
Granted	93,511	17.15		82,550	13.44		90,300	9.05
Exercised	(67,036)	9.36		(39,752)	8.94		(28,596)	6.49
Forfeited or expired	-	-		-	-		(997)	6.49
Outstanding at end of year	686,454	$8.88	6.0 years	659,979	$7.75	6.2 years	617,181	$7.05	6.5 years
Options exercisable at year-end	456,020	$6.71	4.9 years	432,055	$6.74	5.2 years	346,509	$7.05	5.5 years
Weighted average fair value of
options granted during the year		$9.09			$7.15			$5.48
Shares available for grant	178,688			262,237			140,525

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 686,454 and 659,979 stock options outstanding at December 31, 2015 and 2014 was $9.5 million and $6.1 million, respectively. The aggregate intrinsic value of 456,020 and 432,055 stock options exercisable at December 31, 2015 and 2014 was $7.3 million and $4.4 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2015	2014	2013
Dividend yield	-	-	-
Expected life	7 years	7 years	10 years
Expected volatility	51.24%	49.90%	43.74%
Risk-free interest rate	1.63%	2.29%	1.78%

At December 31, 2015, there was $1.1 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.6 years. The fair value of stock option grants that vested during 2015, 2014, and 2013 was $4.38, $3.30 and $2.81, respectively.

Restricted Stock Grants
In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. Under the restricted stock plan, 13,310 shares of restricted stock (adjusted for the stock dividends in 2011 and 2012) were authorized for issuance. As of December 31, 2012 all shares of restricted stock, authorized under the plan had been granted. In May 2010, the Company adopted the 2010 Incentive Plan which included a provision for the issuance of 79,860 shares of restricted stock (adjusted for all subsequent stock dividends). On May 19, 2015, the Company amended the 2010 Incentive Plan to add an additional 25,000 shares of common stock to be issuable as restricted stock grants, for a total of 104,860 shares. As of December 31, 2015, there were 36,049 shares of restricted stock available for grant.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2015, 2014, and 2013 is as follows:

	December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	50,994	$11.37	64,650	$10.92	28,119	$6.76
Granted	3,000	20.65	4,500	14.15	43,750	12.91
Vested	(19,285)	10.68	(18,156)	10.46	(7,219)	6.76
Forfeited	-	-	-	-	-	-
Nonvested at end of year	34,709	$12.56	50,994	$11.37	64,650	$10.92

At December 31, 2015, there was $360,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.1 years.

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

On July 25, 2012, the Company completed its repurchase of the Warrant from the Treasury for a mutually agreed upon price of $1.1 million. The difference between the fair value of the Warrant, as originally recorded, and the $1.1 million repurchase price was $343,000 which resulted in a decrease to additional paid in capital. The Company also recorded the remaining accretion of $180,000 on the Series T Preferred Stock which brought the Preferred Stock to its par value. Following the settlement of the Warrant on July 25, 2012, the Treasury completely eliminated its equity stake in the Company through the CPP.

On January 3, 2013 and April 1, 2013, the Company redeemed 1,000 shares of the Series T Preferred Stock from three of the third-party investors who bought shares in the Dutch auction at a redemption price of $1,000 per share, or par, for a total of $1.0 million.

On January 27, 2014, the Company issued a total of 475,000 shares of its common stock at $13.00 per share in a private placement offering. Immediately following the consummation of the private placement, the Company redeemed 4,057 shares of the Series T Preferred Stock from two of the third-party investors who bought shares in the Dutch auction at a redemption price of $1,000 per share, or par, using the proceeds from the private placement.

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

Using proceeds from the public offering, on December 12, 2014, the Company completed the repurchase of the remaining 11,242 shares of Series T preferred stock outstanding at $1,000 par value from third party investors who bought the shares in the Dutch auction. As of December 31, 2014, the Company has no shares of preferred stock outstanding.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2015, that the Company and Bank exceed all well capitalized requirements to which they are subject.

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5% as well as a CET1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasized common equity Tier 1 capital and implemented strict eligibility criteria for regulatory capital instruments. It also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015.

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2015 and 2014.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
The Bank
Total Capital (to risk weighted assets)	$116,992	11.67%	80,166	8.00%	100,208	10.00%
Tier 1 Capital (to risk weighted assets)	104,452	10.42%	60,125	6.00%	80,166	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	104,452	10.42%	45,094	4.50%	65,135	6.50%
Tier 1 Capital (to average assets)	104,452	8.57%	48,753	4.00%	60,941	5.00%

The Company
Total Capital (to risk weighted assets)	119,783	11.95%	80,166	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	107,243	10.70%	60,125	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	94,243	9.40%	45,094	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	107,243	8.78%	48,876	4.00%	n/a	n/a
As of December 31, 2014
The Bank
Total Capital (to risk weighted assets)	$101,716	11.96%	68,024	8.00%	85,030	10.00%
Tier 1 Capital (to risk weighted assets)	91,073	10.71%	34,012	4.00%	51,018	6.00%
Tier 1 Capital (to average assets)	91,073	9.08%	40,131	4.00%	50,164	5.00%

The Company
Total Capital (to risk weighted assets)	106,333	12.51%	68,024	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	95,690	11.25%	34,012	4.00%	n/a	n/a
Tier 1 Capital (to average assets)	95,690	9.52%	40,223	4.00%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2015	2014
Assets
Cash and cash equivalents	$442	2,459
Investment in subsidiaries	104,851	91,778
Other assets	2,355	2,163
Total assets	$107,648	96,400
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$5	5
Other borrowings	-	-
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	94,240	82,992
Total liabilities and shareholders’ equity	$107,648	96,400

Condensed Statements of Income

	For the years ended December 31,
	2015	2014	2013
Revenues
Interest income	$4	6	-
Total revenue	-	-	-
Expenses
Interest expense	349	420	416
Other expenses	829	630	514
Total expenses	1,178	1,050	930
Income tax benefit	212	234	316
Loss before equity in undistributed net income of subsidiaries	(962)	(810)	(614)
Equity in undistributed net income of subsidiaries	11,129	7,435	5,734
Net income	$10,167	6,625	5,120

Condensed Statements of Cash Flows

	For the years ended December 31,
	2015	2014	2013
Operating activities
Net income	$10,167	6,625	5,120
Adjustments to reconcile net income to net cash used for
operating activities
Equity in undistributed net income of subsidiaries	(11,129)	(7,435)	(5,734)
Compensation expense related to stock options and restricted stock grants	759	629	515
Increase in other assets	(192)	(287)	(298)
Decrease in accounts payable and accrued expenses	-	(11)	(1)
Net cash used for operating activities	(395)	(479)	(398)
Investing activities
Investment in subsidiaries, net	(2,250)	(4,100)	1,900
Net cash provided by (used for) investing activities	(2,250)	(4,100)	1,900
Financing activities
Decrease in note payable	-	(1,400)	-
Cash dividend on preferred stock	-	(1,010)	(778)
Redemption of preferred stock	-	(15,299)	(980)
Issuance of common stock	-	24,376	-
Cash in lieu of fractional shares	-	-	(9)
Proceeds from the exercise of stock options and warrants	628	356	198
Net cash provided by (used for) financing activities	628	7,023	(1,569)
Net increase (decrease) in cash and cash equivalents	(2,017)	2,444	(67)
Cash and cash equivalents, beginning of year	2,459	15	82
Cash and cash equivalents, end of year	$442	2,459	15

NOTE 23 – Selected Condensed Quarterly Financial Data (Unaudited)

	2015
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$10,801	11,316	11,766	12,147
Interest expense	1,731	1,825	1,928	2,016
Net interest income	9,070	9,491	9,838	10,131
Provision for loan losses	625	1,000	875	700
Noninterest income	2,141	2,115	2,124	2,036
Noninterest expenses	7,461	6,646	6,871	7,231
Income before income tax expense	3,125	3,960	4,216	4,236
Income tax expense	1,097	1,400	1,489	1,383
Net income available to common shareholders	$2,028	2,560	2,727	2,853
Earnings per common share
Basic	$0.33	0.41	0.44	0.46
Diluted	$0.31	0.39	0.41	0.43
Weighted average common shares outstanding
Basic	6,189,477	6,187,720	6,205,877	6,234,490
Diluted	6,514,873	6,533,658	6,579,448	6,613,685

	2014
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$9,344	9,790	10,253	10,560
Interest expense	1,700	1,720	1,762	1,726
Net interest income	7,644	8,070	8,491	8,834
Provision for loan losses	1,000	950	1,325	900
Noninterest income	969	1,518	1,560	1,733
Noninterest expenses	5,769	6,315	6,066	6,756
Income before income tax expense	1,844	2,323	2,660	2,911
Income tax expense	594	757	834	928
Net income	1,250	1,566	1,826	1,983
Preferred stock dividends	193	253	253	217
Net income available to common shareholders	$1,057	1,313	1,573	1,766
Earnings per common share
Basic	$0.23	0.28	0.33	0.32
Diluted	$0.22	0.26	0.31	0.30
Weighted average common shares outstanding
Basic	4,672,270	4,825,588	4,829,514	5,586,620
Diluted	4,877,448	5,029,724	5,046,487	5,835,002

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

For management’s report on internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm, see Item 8. Financial Statements and Supplementary Data.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements

	(2)	Financial Statement Schedules These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits See the “Exhibit Index” immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date:	March 2, 2016	By:	/s/R. Arthur Seaver, Jr.
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

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 2, 2016
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer	March 2, 2016
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 2, 2016
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 2, 2016
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 2, 2016
Leighton M. Cubbage

/s/David G. Ellison	Director	March 2, 2016
David G. Ellison

/s/Anne S. Ellefson	Director	March 2, 2016
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	March 2, 2016
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	March 2, 2016
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnston, III, M.D.	Director	March 2, 2016
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 2, 2016
James B. Orders, III

/s/William B. Sturgis	Director	March 2, 2016
William B. Sturgis

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

3.2	Articles of Amendment to the Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 3, 2009).

3.3	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions in Southern First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock and the Series T Preferred Stock.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Form of Series T Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed March 3, 2009).*

10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*

10.2	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed for the period ended September 30, 2008).*

10.3	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.4	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.5	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.6	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.7	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.8	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.9	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.10	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.11	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.12	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*

10.13	Frederick Gilmer, III Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed October 3, 2013).*

10.14	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.15	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.16	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.17	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.18	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.19	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*

10.20	Frederick Gilmer, III Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 3, 2013).*

10.21	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.22	Form of Securities Purchase Agreement dated as of January 27, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2014).

10.23	Form of Registration Rights Agreement dated as of January 27, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2014).*

10.24	Loan Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2014).

10.25	Revolving Promissory Note dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 9, 2014).

10.26	Stock Pledge Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed June 9, 2014).

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (iv) Notes to Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement