Form 10-Q
period 2016-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2016-05-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,343,988 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 27, 2016.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2016 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,921	12,280
Federal funds sold	19,174	33,582
Interest-bearing deposits with banks	15,678	17,004
Total cash and cash equivalents	54,773	62,866
Investment securities:
Investment securities available for sale	77,065	89,939
Other investments	5,740	5,532
Total investment securities	82,805	95,471
Loans held for sale	14,241	4,943
Loans	1,038,862	1,004,944
Less allowance for loan losses	(13,898)	(13,629)
Loans, net	1,024,964	991,315
Bank owned life insurance	24,921	24,735
Property and equipment, net	24,724	24,185
Deferred income taxes	6,287	6,923
Other assets	6,602	6,855
Total assets	$1,239,317	1,217,293
LIABILITIES
Deposits	$1,003,241	985,733
Federal Home Loan Bank advances and other borrowings	115,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	9,178	8,717
Total liabilities	1,141,022	1,123,053
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
6,343,988 and 6,289,038 shares issued and outstanding at March 31, 2016
and December 31, 2015, respectively	63	63
Nonvested restricted stock	(681)	(360)
Additional paid-in capital	70,889	70,037
Accumulated other comprehensive income (loss)	514	(4)
Retained earnings	27,510	24,504
Total shareholders’ equity	98,295	94,240
Total liabilities and shareholders’ equity	$1,239,317	1,217,293

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2016	2015
Interest income
Loans	$11,795	10,400
Investment securities	489	376
Federal funds sold	45	25
Total interest income	12,329	10,801
Interest expense
Deposits	988	768
Borrowings	1,034	963
Total interest expense	2,022	1,731
Net interest income	10,307	9,070
Provision for loan losses	625	625
Net interest income after provision for loan losses	9,682	8,445
Noninterest income
Loan and mortgage fee income	1,517	1,196
Service fees on deposit accounts	220	227
Income from bank owned life insurance	186	166
Gain on sale of investment securities	307	259
Other income	329	293
Total noninterest income	2,559	2,141
Noninterest expenses
Compensation and benefits	4,551	4,277
Occupancy	870	737
Real estate owned expenses	285	763
Data processing and related costs	598	585
Insurance	233	202
Professional fees	254	233
Marketing	231	238
Other	495	426
Total noninterest expenses	7,517	7,461
Income before income tax expense	4,724	3,125
Income tax expense	1,718	1,097
Net income available to common shareholders	$3,006	2,028
Earnings per common share
Basic	$0.48	0.33
Diluted	$0.45	0.31
Weighted average common shares outstanding
Basic	6,272,847	6,225,252
Diluted	6,663,432	6,514,873

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2016	2015
Net income	$3,006	2,028
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	1,092	357
Tax expense	(371)	(121)
Reclassification of realized gain	(307)	(259)
Tax expense	104	88
Other comprehensive income	518	65
Comprehensive income	$3,524	2,093

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2014	6,219,002	$62	-	-	$(494)	$68,785	$302	$14,337	$82,992
Net income	-	-	-	-	-	-	-	2,028	2,028
Proceeds from exercise of stock options	11,818	-	-	-	-	75	-	-	75
Amortization of deferred compensation on restricted stock	-	-	-	-	44	-	-	-	44
Compensation expense related to stock options, net of tax	-	-	-	-	-	149	-	-	149
Other comprehensive income	-	-	-	-	-	-	65	-	65
March 31, 2015	6,230,820	62	-	-	(450)	69,009	367	16,365	85,353
December 31, 2015	6,289,038	63	-	-	(360)	70,037	(4)	24,504	94,240
Net income	-	-	-	-	-	-	-	3,006	3,006
Proceeds from exercise of stock options	37,950	-	-	-	-	285	-	-	285
Issuance of restricted stock	17,000	-	-	-	(391)	391	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	70	-	-	-	70
Compensation expense related to stock options, net of tax	-	-	-	-	-	176	-	-	176
Other comprehensive income	-	-	-	-	-	-	518	-	518
March 31, 2016	6,343,988	$63	-	$-	$(681)	$70,889	$514	$27,510	$98,295

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2016	2015
Operating activities
Net income	$3,006	$2,028
Adjustments to reconcile net income to cash used for operating activities:
Provision for loan losses	625	625
Depreciation and other amortization	315	299
Accretion and amortization of securities discounts and premium, net	120	73
(Gain) loss on sale of investment securities available for sale	(307)	(259)
(Gain) loss on sale of real estate owned	51	(74)
Write-down of real estate owned	125	737
Compensation expense related to stock options and grants	246	193
Gain on sale of loans held for sale	(1,447)	(1,163)
Loans originated and held for sale	(52,034)	(51,110)
Proceeds from sale of loans held for sale	44,183	49,194
Increase in cash surrender value of bank owned life insurance	(186)	(166)
(Increase) decrease in deferred tax asset	369	(102)
Decrease in other assets, net	62	11
Increase (decrease) in other liabilities	461	(992)
Net cash used for operating activities	(4,411)	(706)
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(34,519)	(38,011)
Purchase of property and equipment	(854)	(172)
Purchase of investment securities:
Available for sale	-	-
Other	(168)	(124)
Payments and maturities, calls and repayments of investment securities:
Available for sale	3,203	1,010
Other	-	1,140
Proceeds from sale of investment securities available for sale	10,603	5,771
Proceeds from sale of real estate owned	260	74
Net cash used for investing activities	(21,475)	(30,312)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	17,508	61,403
Decrease in Federal Home Loan Bank advances and other borrowings	-	(20,000)
Proceeds from the exercise of stock options and warrants	285	75
Net cash provided by financing activities	17,793	41,478
Net increase (decrease) in cash and cash equivalents	(8,093)	10,460
Cash and cash equivalents at beginning of the period	62,866	41,264
Cash and cash equivalents at end of the period	$54,773	$51,724
Supplemental information
Cash paid for
Interest	$1,767	$1,835
Income taxes	1,350	1,200
Schedule of non-cash transactions
Real estate acquired in settlement of loans	245	-
Unrealized gain on securities, net of income taxes	(721)	(236)

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 2, 2016. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Business Segments
The Company reports its activities as three business segments – Commercial and Retail Banking, Mortgage Banking and Corporate. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. Please refer to “Note 7 – Reportable Segments” for further information on the reporting for the three business segments.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2016
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$11,535	129	-	11,664
SBA securities	6,359	-	33	6,326
State and political subdivisions	19,794	561	5	20,350
Mortgage-backed securities	38,599	214	88	38,725
Total investment securities available for sale	$76,287	904	126	77,065

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$14,711	1	113	14,599
SBA securities	6,410	-	133	6,277
State and political subdivisions	21,771	525	37	22,259
Mortgage-backed securities	47,053	191	440	46,804
Total investment securities available for sale	$89,945	717	723	89,939

During the first quarter of 2016, approximately $12.2 million of investment securities were either sold or called, subsequently resulting in a gain on sale of $307,000.

Contractual maturities and yields on the Company’s investment securities at March 31, 2016 and December 31, 2015 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	1,015	1.75%	8,898	2.49%	1,751	3.07%	11,664	2.39%
SBA securities	-	-	-	-	-	-	6,326	1.74%	6,326	1.74%
State and political subdivisions	-	-	469	1.63%	13,286	2.44%	6,595	2.97%	20,350	2.59%
Mortgage-backed securities	-	-	-	-	5,801	1.57%	32,924	1.97%	38,725	1.91%
Total	$-	-	1,484	1.71%	27,985	2.28%	47,596	2.11%	77,065	2.16%

	December 31, 2015
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	4,149	1.74%	8,704	2.49%	1,746	3.03%	14,599	2.34%
SBA securities	-	-	-	-	-	-	6,277	1.79%	6,277	1.79%
State and political subdivisions	-	-	464	1.63%	14,032	2.64%	7,763	2.84%	22,259	2.69%
Mortgage-backed securities	-	-	-	-	8,048	1.56%	38,756	2.08%	46,804	1.99%
Total	$-	-	4,613	1.73%	30,784	2.31%	54,542	2.18%	89,939	2.20%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	-	$-	$-	-	$-	$-	-	$-	$-
SBA securities	1	1,531	5	2	4,795	28	3	6,326	33
State and political subdivisions	1	612	1	2	974	4	3	1,586	5
Mortgage-backed securities	2	4,764	75	2	2,393	13	4	7,157	88
Total	4	$6,907	$81	6	$8,162	$45	10	$15,069	$126

	December 31, 2015
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	9	$12,853	$113	-	$-	$-	9	$12,853	$113
SBA securities	-	-	-	2	4,691	133	2	4,691	133
State and political subdivisions	7	3,125	17	3	1,220	20	10	4,345	37
Mortgage-backed securities	27	40,868	440	-	-	-	27	40,868	440
Total	43	$56,846	$570	5	$5,911	$153	48	$62,757	$723

At March 31, 2016, the Company had four individual investments with a fair market value of $6.9 million that were in an unrealized loss position for less than 12 months and six individual investments with a fair market value of $8.2 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2016	December 31, 2015
Federal Home Loan Bank stock	$5,173	5,005
Investment in Trust Preferred securities	403	403
Other investments	164	124
Total other investments	$5,740	5,532

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2016 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2016, $22.7 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $25.1 million of securities were pledged to secure client deposits. At December 31, 2015, $21.3 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $11.1 million of securities were pledged to secure client deposits.

NOTE 3 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.7 million as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$233,753	22.5%	$236,083	23.5%
Non-owner occupied RE	221,264	21.3%	205,604	20.5%
Construction	43,843	4.2%	41,751	4.1%
Business	180,281	17.4%	171,743	17.1%
Total commercial loans	679,141	65.4%	655,181	65.2%
Consumer
Real estate	175,954	16.9%	174,802	17.4%
Home equity	118,888	11.4%	116,563	11.6%
Construction	48,349	4.7%	43,318	4.3%
Other	16,530	1.6%	15,080	1.5%
Total consumer loans	359,721	34.6%	349,763	34.8%
Total gross loans, net of deferred fees	1,038,862	100.0%	1,004,944	100.0%
Less—allowance for loan losses	(13,898)		(13,629)
Total loans, net	$1,024,964		$991,315

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

	March 31, 2016
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,287	115,323	96,143	233,753
Non-owner occupied RE	35,109	127,437	58,718	221,264
Construction	5,068	26,986	11,789	43,843
Business	63,113	90,734	26,434	180,281
Total commercial loans	125,577	360,480	193,084	679,141
Consumer
Real estate	29,212	38,798	107,944	175,954
Home equity	6,617	29,797	82,474	118,888
Construction	15,226	2,067	31,056	48,349
Other	7,170	7,010	2,350	16,530
Total consumer loans	58,225	77,672	223,824	359,721
Total gross loans, net of deferred fees	$183,802	438,152	416,908	1,038,862
Loans maturing after one year with:
Fixed interest rates				$639,180
Floating interest rates				215,880

	December 31, 2015
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$16,836	126,156	93,091	236,083
Non-owner occupied RE	40,690	111,087	53,827	205,604
Construction	9,183	23,206	9,362	41,751
Business	64,099	83,435	24,209	171,743
Total commercial loans	130,808	343,884	180,489	655,181
Consumer
Real estate	28,348	35,509	110,945	174,802
Home equity	5,105	31,326	80,132	116,563
Construction	14,095	1,445	27,778	43,318
Other	6,430	6,270	2,380	15,080
Total consumer	53,978	74,550	221,235	349,763
Total gross loan, net of deferred fees	$184,786	418,434	401,724	1,004,944
Loans maturing after one year with:
Fixed interest rates				$612,251
Floating interest rates				207,907

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

The Company categorizes its loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	March 31, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$230,892	214,183	42,076	171,263	658,414
Special mention	1,675	1,362	-	5,129	8,166
Substandard	1,186	5,719	1,767	3,889	12,561
Doubtful	-	-	-	-	-
	$233,753	221,264	43,843	180,281	679,141

	December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$230,460	198,144	39,678	161,920	630,202
Special mention	3,887	1,574	286	5,511	11,258
Substandard	1,736	5,886	1,787	4,312	13,721
Doubtful	-	-	-	-	-
	$236,083	205,604	41,751	171,743	655,181

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$233,726	217,095	43,461	179,209	673,491
30-59 days past due	27	52	-	245	324
60-89 days past due	-	1,430	-	-	1,430
Greater than 90 Days	-	2,687	382	827	3,896
	$233,753	221,264	43,843	180,281	679,141

	December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$235,795	201,381	41,354	170,644	649,174
30-59 days past due	-	-	-	205	205
60-89 days past due	43	1,452	-	18	1,513
Greater than 90 Days	245	2,771	397	876	4,289
	$236,083	205,604	41,751	171,743	655,181

As of March 31, 2016 and December 31, 2015, loans 30 days or more past due represented 0.60% and 0.66% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.54% and 0.60% of the Company’s total loan portfolio as of March 31, 2016 and December 31, 2015, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	March 31, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$173,624	115,370	47,354	16,169	352,517
Special mention	1,084	2,703	-	296	4,083
Substandard	1,246	815	995	65	3,121
Doubtful	-	-	-	-	-
	$175,954	118,888	48,349	16,530	359,721

	December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Pass	$172,589	112,080	42,319	14,967	341,955
Special mention	961	3,388	-	45	4,394
Substandard	1,252	1,095	999	68	3,414
Doubtful	-	-	-	-	-
	$174,802	116,563	43,318	15,080	349,763

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$175,613	118,631	48,349	16,522	359,115
30-59 days past due	341	-	-	8	349
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	257	-	-	257
	$175,954	118,888	48,349	16,530	359,721

	December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Current	$174,576	116,305	43,258	14,994	349,133
30-59 days past due	187	-	60	86	333
60-89 days past due	39	-	-	-	39
Greater than 90 Days	-	258	-	-	258
	$174,802	116,563	43,318	15,080	349,763

As of March 31, 2016 and December 31, 2015, consumer loans 30 days or more past due were 0.06% of total loans.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial
Owner occupied RE	$455	704
Non-owner occupied RE	4,066	4,170
Construction	-	-
Business	736	779
Consumer
Real estate	-	-
Home equity	257	258
Construction	-	-
Other	-	5
Nonaccruing troubled debt restructurings	675	701
Total nonaccrual loans, including nonaccruing TDRs	6,189	6,617
Other real estate owned	2,284	2,475
Total nonperforming assets	$8,473	9,092
Nonperforming assets as a percentage of:
Total assets	0.68%	0.75%
Gross loans	0.82%	0.90%
Total loans over 90 days past due	$4,153	4,547
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$6,122	7,266

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

	March 31, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$635	612	158	95
Non-owner occupied RE	9,124	5,671	2,530	861
Construction	1,850	1,768	382	32
Business	3,425	2,692	1,621	1,288
Total commercial	15,034	10,743	4,691	2,276
Consumer
Real estate	1,118	1,118	802	456
Home equity	260	257	194	185
Construction	-	-	-	-
Other	193	193	-	-
Total consumer	1,571	1,568	996	641
Total	$16,605	12,311	5,687	2,917

		December 31, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$964	863	863	260
Non-owner occupied RE	9,144	5,792	4,161	1,321
Construction	1,855	1,787	397	31
Business	4,756	3,861	2,936	1,932
Total commercial	16,719	12,303	8,357	3,544
Consumer
Real estate	1,121	1,121	805	489
Home equity	260	258	-	-
Construction	-	-	-	-
Other	201	201	201	191
Total consumer	1,582	1,580	1,006	680
Total	$18,301	13,883	9,363	4,224

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended		Year ended
	March 31, 2016		March 31, 2015		December 31, 2015
	Average	Recognized	Average	Recognized	Average	Average
	recorded	interest	recorded	interest	recorded	recorded
(dollars in thousands)	investment	income	investment	income	investment	investment
Commercial
Owner occupied RE	$615	7	1,101	22	$884	6
Non-owner occupied RE	5,731	48	4,915	22	6,137	128
Construction	1,778	30	2,332	18	1,888	74
Business	2,760	30	4,413	36	4,067	148
Total commercial	10,884	115	12,761	98	12,976	356
Consumer
Real estate	1,119	9	1,663	11	1,112	46
Home equity	195	2	346	2	252	7
Construction	-	-	-	-	-	-
Other	257	-	266	2	208	7
Total consumer	1,571	11	2,275	15	1,572	60
Total	$12,455	126	15,036	113	14,548	416

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended March 31, 2016
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,347	3,187	338	3,800	2,070	1,202	313	372	13,629
Provision for loan losses	151	122	104	(158)	248	61	38	59	625
Loan charge-offs	(5)	(75)	-	(36)	(187)	-	-	(91)	(394)
Loan recoveries	-	2	-	33	-	-	-	3	38
Net loan charge-offs	(5)	(73)	-	(3)	(187)	-	-	(88)	(356)
Balance, end of period	$2,493	3,236	442	3,639	2,131	1,263	351	343	13,898
Net charge-offs to average loans (annualized)									0.14%
Allowance for loan losses to gross loans									1.34%
Allowance for loan losses to nonperforming loans									224.56%

	Three months ended March 31, 2015
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$1,645	2,332	614	3,625	1,714	1,162	236	424	11,752
Provision for loan losses	259	295	(149)	183	109	-	15	(87)	625
Loan charge-offs	-	(78)	-	(66)	-	-	-	(1)	(145)
Loan recoveries	-	2	-	7	-	-	-	-	9
Net loan charge-offs	-	(76)	-	(59)	-	-	-	(1)	(136)
Balance, end of period	$1,904	2,551	465	3,749	1,823	1,162	251	336	12,241
Net charge-offs to average loans (annualized)									0.06%
Allowance for loan losses to gross loans									1.35%
Allowance for loan losses to nonperforming loans									187.61%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	March 31, 2016
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,276	641	2,917	10,743	1,568	12,311
Collectively evaluated	7,535	3,446	10,981	668,398	358,153	1,026,551
Total	$9,811	4,087	13,898	679,141	359,721	1,038,862

	December 31, 2015
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,544	680	4,224	12,303	1,580	13,883
Collectively evaluated	6,128	3,277	9,405	642,878	348,183	991,061
Total	$9,672	3,957	13,629	655,181	349,763	1,004,944

NOTE 4 – Troubled Debt Restructurings

At March 31, 2016, the Company had 27 loans totaling $6.8 million compared to 29 loans totaling $8.0 million at December 31, 2015, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Business	-	-	-	-	-	-	-
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	-	-	-	-	-	$-	$-

For the three months ended March 31, 2015
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	-	-	-	-	-	$-	$-
Non-owner occupied RE	-	-	-	1	1	58	58
Construction	-	-	-	-	-	-	-
Business	-	-	-	-	-	-	-
Consumer
Real estate	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total loans	-	-	-	1	1	$58	$58

As of March 31, 2016 and 2015, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 5 – Fair Value Accounting

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

Investment Securities
Securities available for sale are valued on a recurring basis at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities. In certain cases where there is limited activity or less transparency around inputs to valuations, securities are classified as Level 3 within the valuation hierarchy. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of Other Investments, such as FHLB stock, approximates fair value based on their redemption provisions.

Loans Held for Sale
Loans held for sale include mortgage loans and are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	11,664	-	11,664
SBA securities	-	6,326	-	6,326
State and political subdivisions	-	20,350	-	20,350
Mortgage-backed securities	-	38,725	-	38,725
Total assets measured at fair value on a recurring basis	$-	77,065	-	77,065

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	14,599	-	14,599
SBA securities	-	6,277	-	6,277
State and political subdivisions	-	22,259	-	22,259
Mortgage-backed securities	-	46,804	-	46,804
Total assets measured at fair value on a recurring basis	$-	89,939	-	89,939

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of March 31, 2016. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,198	196	9,394
Other real estate owned	-	2,017	267	2,284
Total assets measured at fair value on a nonrecurring basis	$-	11,210	463	11,673

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,102	557	9,659
Other real estate owned	-	2,208	267	2,475
Total assets measured at fair value on a nonrecurring basis	$-	11,310	824	12,134

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$54,773	54,773	54,773	-	-
Other investments, at cost	5,740	5,740	-	-	5,740
Loans held for sale	14,241	14,241	-	14,241	-
Loans, net	1,024,964	1,026,351	-	9,198	1,017,153
Financial Liabilities:
Deposits	1,003,241	951,133	-	951,133	-
FHLB and other borrowings	115,200	117,106	-	117,106	-
Junior subordinated debentures	13,403	11,337	-	11,337	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$62,866	62,866	62,866	-	-
Other investments, at cost	5,532	5,532	-	-	5,532
Loans held for sale	4,943	4,943	-	4,943	-
Loans, net	991,315	992,379	-	9,102	983,277
Financial Liabilities:
Deposits	985,733	918,303	-	918,303	-
FHLB and other borrowings	115,200	117,317	-	117,317	-
Junior subordinated debentures	13,403	11,511	-	11,511	-

NOTE 6 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2016 and 2015. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2016. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2016 and 2015, there were 97,500 and 170,875 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended
	March 31,
(dollars in thousands, except share data)	2016	2015
Numerator:
Net income available to common shareholders	$3,006	2,028
Denominator:
Weighted-average common shares outstanding – basic	6,272,847	6,225,252
Common stock equivalents	390,585	289,621
Weighted-average common shares outstanding – diluted	6,663,432	6,514,873
Earnings per common share:
Basic	$0.48	0.33
Diluted	$0.45	0.31

NOTE 7 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended March 31, 2016
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$12,266	63	-	-	12,329
Interest expense	1,923	-	99	-	2,022
Net interest income (loss)	10,343	63	(99)	-	10,307
Provision for loan losses	625	-	-	-	625
Noninterest income	1,112	1,447	-	-	2,559
Noninterest expense	6,334	902	281	-	7,517
Net income before taxes	4,496	608	(380)	-	4,724
Income tax (provision) benefit	(1,565)	(224)	71	-	(1,718)
Net income (loss)	$2,931	384	(309)	-	3,006
Total assets	$1,222,224	14,271	111,705	(108,883)	1,239,317

Commercial and retail banking. The Company’s primary business is to provide traditional deposit and lending products and services to its commercial and retail banking clients.

Mortgage banking. The mortgage banking segment provides mortgage loan origination services for loans that will be sold in the secondary market to investors.

Corporate. Corporate is comprised primarily of compensation and benefits for certain members of management and interest on parent company debt.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015 and assesses our financial condition as of March 31, 2016 as compared to December 31, 2015. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following:

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At March 31, 2016, we had total assets of $1.24 billion, a 1.8% increase from total assets of $1.22 billion at December 31, 2015. The largest components of our total assets are loans and securities which were $1.04 billion and $82.8 million, respectively, at March 31, 2016. Comparatively, our loans and securities totaled $1.00 billion and $95.5 million, respectively, at December 31, 2015. Our liabilities and shareholders’ equity at March 31, 2016 totaled $1.14 billion and $98.3 million, respectively, compared to liabilities of $1.12 billion and shareholders’ equity of $94.2 million at December 31, 2015. The principal component of our liabilities is deposits which were $1.00 billion and $985.7 million at March 31, 2016 and December 31, 2015, respectively.

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

Our net income to common shareholders was $3.0 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $978 thousand, or 48.2%. Diluted earnings per share (“EPS”) was $0.45, for the first quarter of 2016 as compared to $0.31 for the same period in 2015. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest and income tax expenses.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $10.3 million for the three month period ended March 31, 2016, a 13.6% increase over net interest income of $9.1 million for the same period in 2015. In comparison, our average earning assets increased 15.4%, or $153.1 million, during the first quarter of 2016 compared to the first quarter of 2015, while our interest-bearing liabilities increased by $104.2 million during the same period. The increase in average earning assets is primarily related to an increase in average loans and investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2016 and 2015. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

				For the Three Months Ended March 31,
			2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$28,090	$45	0.64%	$34,377	$25	0.29%
Investment securities, taxable	67,206	355	2.12%	42,384	273	2.61%
Investment securities, nontaxable(2)	20,103	216	4.32%	15,504	166	4.35%
Loans(3)	1,032,793	11,795	4.59%	902,826	10,400	4.67%
Total interest-earning assets	1,148,192	12,411	4.35%	995,091	10,864	4.43%
Noninterest-earning assets	59,309			53,958
Total assets	$1,207,501			$1,049,049
Interest-bearing liabilities
NOW accounts	$189,848	83	0.18%	$162,830	73	0.18%
Savings & money market	326,323	343	0.42%	237,084	202	0.35%
Time deposits	274,422	562	0.82%	276,890	493	0.72%
Total interest-bearing deposits	790,593	988	0.50%	676,804	768	0.46%
FHLB advances and other borrowings	115,200	940	3.28%	124,779	883	2.87%
Junior subordinated debentures	13,403	94	2.82%	13,403	80	2.42%
Total interest-bearing liabilities	919,196	2,022	0.88%	814,986	1,731	0.86%
Noninterest-bearing liabilities	191,340			148,975
Shareholders’ equity	96,965			85,088
Total liabilities and shareholders’ equity	$1,207,501			$1,049,049
Net interest spread			3.47%			3.57%
Net interest income (tax equivalent) / margin		$10,389	3.64%		$9,133	3.72%
Less: tax-equivalent adjustment(2)		82			63
Net interest income		$10,307			$9,070
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.64% for the three months ended March 31, 2016 compared to 3.72% for the first quarter of 2015. The decrease in net interest margin as compared to the same period in 2015, was driven primarily by an eight basis point reduction in the yield on our interest-earning assets, combined with a two basis point increase in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $153.1 million as compared to the same quarter in 2015, while the yield on these assets decreased by eight basis points. The increase in average interest-earning assets was driven by a $130.0 million increase in our average loan balances for the first quarter of 2016, compared to the same period in 2015; however, our loan yield decreased by eight basis points during the same period. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $104.2 million during the first quarter of 2016 as compared to the first quarter of 2015, while the cost of our interest-bearing liabilities increased by two basis points during the same period. The slight increase in the cost of our interest-bearing liabilities during the 2016 period resulted primarily from a $113.8 million increase in our interest-bearing deposits at a cost of four basis points higher than the first quarter of 2015. In addition, the cost of our other interest-bearing liabilities which were at variable rates increased in relation to the Federal Reserve’s rate adjustment in December 2015.

Our net interest spread was 3.47% for the three months ended March 31, 2016 compared to 3.57% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The eight basis point reduction in yield on our interest-earning assets, combined with the two basis point increase in rate on our interest-bearing liabilities, resulted in a 10 basis point decrease in our net interest spread for the 2016 period.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

					Three Months Ended
		March 31, 2016 vs. 2015			March 31, 2015 vs. 2014
		Increase (Decrease) Due to			Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,497	(89)	(13)	1,395	1,746	(137)	(27)	1,582
Investment securities	191	(52)	(26)	113	(113)	(29)	6	(136)
Federal funds sold	(4)	30	(6)	20	5	4	2	11
Total interest income	1,684	(111)	(45)	1,528	1,638	(162)	(19)	1,457
Interest expense
Deposits	145	63	12	220	129	(35)	(6)	88
FHLB advances and other borrowings	(68)	135	(10)	57	5	(62)	-	(57)
Junior subordinated debt	-	14	-	14	-	-	-	-
Total interest expense	77	212	2	291	134	(97)	(6)	31
Net interest income	$1,607	(323)	(47)	1,237	1,504	(65)	(13)	1,426

Net interest income, the largest component of our income, was $10.3 million for the three-month period ended March 31, 2016 and $9.1 million for the three months ended March 31, 2015 a $1.2 million, or 13.6% increase during the first quarter of 2016. The increase in net interest income is due to a $1.5 million increase in interest income, partially offset by a $291,000 increase in interest expense. During the first quarter of 2016, the primary driver of the increase in net interest income was the $153.1 million increase in our average interest-earning assets as compared to the first quarter of 2015.

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

For the three months ended March 31, 2016 and 2015, we incurred a noncash expense related to the provision for loan losses of $625,000 for both periods, resulting in an allowance for loan losses of $13.9 million and $12.2 million for the 2016 and 2015 periods, respectively. The $13.9 million allowance represented 1.34% of gross loans at March 31, 2016 while the $12.2 million allowance was 1.35% of gross loans at March 31, 2015. During the past 12 months, our loan balances increased by $129.5 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended
		March 31,
(dollars in thousands)	2016	2015
Loan and mortgage fee income	$1,517	1,196
Service fees on deposit accounts	220	227
Income from bank owned life insurance	186	166
Gain on sale of investment securities	307	259
Other income	329	293
Total noninterest income	$2,559	2,141

Noninterest income increased $418,000, or 19.5%, for the first quarter of 2016 as compared to the same period in 2015. The increase in total noninterest income during this 2016 period resulted primarily from the following:

●

Loan and mortgage fee income increased $321,000, or 26.8%, resulting primarily from an increase in mortgage fee income which was driven by the continued expansion of our mortgage operations, resulting in a higher volume of loans held for sale. Mortgage origination fee income increased from $1.2 million for the three months ended March 31, 2015 to $1.5 million for the three months ended March 31, 2016.

●	Gain on sale of investment securities increased $48,000, or 18.5%.
●	Other income increased $36,000, or 12.3%, driven by increased ATM and debit card exchange income.

In accordance with the requirement set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $201,000 and $175,000 for the three months ended March 31, 2016 and 2015, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended
		March 31,
(dollars in thousands)	2016	2015
Compensation and benefits	$4,551	4,277
Occupancy	870	737
Real estate owned expenses	285	763
Data processing and related costs	598	585
Insurance	233	202
Professional fees	254	233
Marketing	231	238
Other	495	426
Total noninterest expense	$7,517	7,461

Noninterest expense was $7.5 million for the three months ended March 31, 2016 and 2015, and increased by $56,000, or 0.8%, during the 2016 period. Significant fluctuations in noninterest expenses resulted from the following:

●

Compensation and benefits expense increased $274,000, or 6.4%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $97,000 driven by the cost of 14 additional employees, six of which were hired in relation to the expansion of our mortgage operations, and the remainder of which were hired to support our loan and deposit growth, combined with annual company-wide salary increases. The increases in incentive compensation and benefits expenses are primarily related to the additional number of employees at March 31, 2016.

●	Occupancy expenses increased by $133,000, or 18.1%, driven by increased rent and depreciation expense as well as additional maintenance costs on the properties we own.
●	Real estate owned expenses decreased $478,000, or 62.7%, due primarily to a write-down on one commercial property during the first quarter of 2015.
●	Other noninterest expenses increased by $69,000, or 16.2%, driven by an increase in electronic and debit card fraud, which occurred primarily during January 2016.

Our efficiency ratio was 58.4% for the first quarter of 2016 compared to 66.6% for the same period in 2015. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio for 2016 was driven primarily by an increase in net interest income and noninterest income during the three months ended March 31, 2016, as compared to the same period in 2015.

We incurred income tax expense of $1.7 million for the three months ended March 31, 2016 as compared to $1.1 million during the same period in 2015. Our effective tax rate was 36.4% and 35.1% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate during the 2016 period is primarily a result of the lesser impact of tax-exempt income.

Balance Sheet Review

Investment Securities
At March 31, 2016, the $82.8 million in our investment securities portfolio represented approximately 6.7% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $77.1 million and an amortized cost of $76.3 million resulting in an unrealized gain of $778,000. At December 31, 2015, the $95.5 million in our investment securities portfolio represented approximately 7.8% of our total assets. At December 31, 2015, we held investment securities available for sale with a fair value and amortized cost of $89.9 million for an unrealized loss of $6,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding loans held for sale, for the three months ended March 31, 2016 and 2015 were $1.03 billion and $891.5 million, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2016 and December 31, 2015 were $1.04 billion and $1.00 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2016, our loan portfolio included $842.1 million, or 81.1%, of real estate loans. As of December 31, 2015, real estate loans made up 81.4% of our loan portfolio and totaled $818.1 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $118.9 million as of March 31, 2016, of which approximately 32% were in a first lien position, while the remaining balance was second liens, compared to $116.6 million as of December 31, 2015, with approximately 33% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $88,000 and a loan to value of 73% as of March 31, 2016, compared to an average loan balance of $91,000 and a loan to value of approximately 70% as of December 31, 2015. Further, 0.2% of our total home equity lines of credit were over 30 days past due as of both March 31, 2016 and December 31, 2015.

Following is a summary of our loan composition at March 31, 2016 and December 31, 2015. During the first three months of 2016, our loan portfolio increased by $33.9 million, or 3.4%. Our commercial and consumer loan portfolios experienced similar growth during the three months ended March 31, 2016 with a 3.7% increase in commercial loans and a 2.9% increase in consumer loans during the period. Of the $33.9 million in loan growth during the first three months of 2016, $9.0 million was originated in the Greenville market, $3.4 million was originated in the Columbia market, and $21.5 million was originated in the Charleston market. In addition, $23.9 million of the increase was in loans secured by real estate, and $8.5 million in commercial business loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $295,000, a term of eight years, and an average rate of 4.43%.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$233,753	22.5%	$236,083	23.5%
Non-owner occupied RE	221,264	21.3%	205,604	20.5%
Construction	43,843	4.2%	41,751	4.1%
Business	180,281	17.4%	171,743	17.1%
Total commercial loans	679,141	65.4%	655,181	65.2%
Consumer
Real estate	175,954	16.9%	174,802	17.4%
Home equity	118,888	11.4%	116,563	11.6%
Construction	48,349	4.7%	43,318	4.3%
Other	16,530	1.6%	15,080	1.5%
Total consumer loans	359,721	34.6%	349,763	34.8%
Total gross loans, net of deferred fees	1,038,862	100.0%	1,004,944	100.0%
Less—allowance for loan losses	(13,898)		(13,629)
Total loans, net	$1,024,964		$991,315

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2016 and December 31, 2015, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial	$5,257	5,653
Consumer	257	263
Nonaccruing troubled debt restructurings	675	701
Total nonaccrual loans	6,189	6,617
Other real estate owned	2,284	2,475
Total nonperforming assets	$8,473	9,092

At March 31, 2016, nonperforming assets were $8.5 million, or 0.68% of total assets and 0.82% of gross loans. Comparatively, nonperforming assets were $9.1 million, or 0.75% of total assets and 0.90% of gross loans at December 31, 2015. Nonaccrual loans were $6.2 million at March 31, 2016, a $428,000 decrease from December 31, 2015. During the first three months of 2016, one loan was put on nonaccrual status and four nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first three months of 2016 and 2015 was approximately $109,000 and $100,000, respectively.

Nonperforming assets include other real estate owned and totaled $2.3 million, a $191,000 decrease from December 31, 2015. The balance at March 31, 2016 includes seven commercial properties totaling $1.9 million and three residential properties totaling $364,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2016.

At March 31, 2016 and 2015, the allowance for loan losses represented 224.6% and 187.6% of the total amount of nonperforming loans, respectively. A significant portion, or 89%, of nonperforming loans at March 31, 2016 is secured by real estate. Our nonperforming loans have been written down to approximately 74% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $13.9 million as of March 31, 2016 to be adequate.

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

In addition, at March 31, 2016, 81.1% of our loans are collateralized by real estate and 88.8% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2016, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2016, impaired loans totaled $12.3 million for which $5.7 million of these loans have a reserve of approximately $2.9 million allocated in the allowance. During the first three months of 2016, the average recorded investment in impaired loans was approximately $12.5 million. Comparatively, impaired loans totaled $13.9 million at December 31, 2015, and $9.4 million of these loans had a reserve of approximately $4.2 million allocated in the allowance. During 2015, the average recorded investment in impaired loans was approximately $14.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2016, we determined that we had loans totaling $6.8 million, that we considered TDRs. As of December 31, 2015, we had loans totaling $8.0 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $13.9 million and $12.2 million at March 31, 2016 and 2015, respectively, or 1.34% and 1.35% of outstanding loans, respectively. At December 31, 2015, our allowance for loan losses was $13.6 million, or 1.36% of outstanding loans, and we had net loans charged-off of $1.3 million for the year ended December 31, 2015.

During the three months ended March 31, 2016, we charged-off $394,000 of loans and recorded $38,000 of recoveries on loans previously charged-off, for net charge-offs of $356,000, or 0.14% of average loans, annualized. Comparatively, we charged-off $145,000 of loans and recorded $9,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $136,000, or 0.06% of average loans, annualized, for the first three months of 2015.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended
	March 31,		Year ended
(dollars in thousands)	2016	2015	December 31, 2015
Balance, beginning of period	$13,629	11,752	11,752
Provision	625	625	3,200
Loan charge-offs	(394)	(145)	(1,508)
Loan recoveries	38	9	185
Net loan charge-offs	(356)	(136)	(1,323)
Balance, end of period	$13,898	12,241	13,629

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

Our retail deposits represented $950.9 million, or 94.8% of total deposits at March 31, 2016, while our out-of-market, or brokered, deposits represented $52.3 million, or 5.2% of our total deposits at March 31, 2016. At December 31, 2015, retail deposits represented $926.8 million, or 94.0% of our total deposits, and brokered CDs were $58.9 million, representing 6.0% of our total deposits. Of the $24.1 million increase in retail deposits during the first three months of 2016, $3.9 million is related to the Greenville market, $10.0 million is related to the Columbia market, and $10.2 million is related to the Charleston market. Our loan-to-deposit ratio was 104% at March 31, 2016 and 102% at December 31, 2015.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2016	2015
Non-interest bearing	$189,620	189,686
Interest bearing:
NOW accounts	207,881	194,835
Money market accounts	318,784	311,167
Savings	12,009	10,806
Time, less than $100,000	57,041	60,153
Time and out-of-market deposits, $100,000 and over	217,906	219,086
Total deposits	$1,003,241	985,733

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $853.6 million and $840.2 million at March 31, 2016, and December 31, 2015, respectively. In addition, included in time deposits of $100,000 or more at March 31, 2016 is $52.3 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.67%.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended
	March 31,
		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$182,340	-%	141,471	-%
Interest bearing demand deposits	189,848	0.18%	162,830	0.18%
Money market accounts	315,033	0.44%	228,265	0.36%
Savings accounts	11,290	0.05%	8,819	0.09%
Time deposits less than $100,000	58,740	0.75%	62,749	0.72%
Time deposits greater than $100,000	215,682	0.84%	214,141	0.72%
Total deposits	$972,933	0.41%	818,275	0.38%

During the twelve months ended March 31, 2016, our average transaction account balances increased by $157.1 million, or 29.0%, from the three months ended March 31, 2015, while our average time deposit balances decreased by $2.5 million during the 2016 period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2016 was as follows:

(dollars in thousands)	March 31, 2016
Three months or less	$47,052
Over three through six months	50,484
Over six through twelve months	65,131
Over twelve months	55,239
Total	$217,906

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2016 and December 31, 2015 were $149.6 million and $145.5 million, respectively.

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

At March 31, 2016 and December 31, 2015, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $54.8 million and $62.9 million, or 4.4% and 5.2% of total assets, respectively. Our investment securities at March 31, 2016 and December 31, 2015 amounted to $82.8 million and $95.5 million, or 6.7% and 7.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 29% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 33% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at March 31, 2016.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2016 was $114.6 million, based on the Bank’s $5.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2016 and December 31, 2015 we had $113.7 million and $114.9 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at March 31, 2016. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at March 31, 2016 was $98.3 million. At December 31, 2015, total shareholders’ equity was $94.2 million. The $4.1 million increase from December 31, 2015 is primarily related to net income of $3.0 million during the first three months of 2016.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the three months ended March 31, 2016 and the year ended December 31, 2015. Since our inception, we have not paid cash dividends.

	March 31, 2016	December 31, 2015
Return on average assets	1.00%	0.90%
Return on average equity	12.47%	11.42%
Return on average common equity	12.47%	11.42%
Average equity to average assets ratio	8.03%	7.93%
Tangible common equity to assets ratio	7.93%	7.74%

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

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $500 million in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015, for us. The requirements in the rule will be fully phased in by January 1, 2019.

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

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a onetime opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

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

It is management’s belief that, as of March 31, 2016, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

					March 31, 2016
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$120,789	11.60%	83,275	8.00%	104,093	10.00%
Tier 1 Capital (to risk weighted assets)	107,767	10.35%	62,456	6.00%	83,275	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	107,767	10.35%	46,842	4.50%	67,661	6.50%
Tier 1 Capital (to average assets)	107,767	8.95%	48,181	4.00%	60,227	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

					March 31, 2016
					To be well capitalized
					under prompt
				For capital	corrective
			adequacy purposes		action provisions
		Actual		minimum	minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	123,804	11.89%	83,275	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	110,781	10.64%	62,456	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	97,781	9.39%	46,842	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	110,781	9.18%	48,299	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2016, unfunded commitments to extend credit were $201.0 million, of which $56.4 million was at fixed rates and $144.6 million was at variable rates. At December 31, 2015, unfunded commitments to extend credit were $194.7 million, of which approximately $61.8 million was at fixed rates and $133.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2016 and December 31, 2015, there were commitments under letters of credit for $4.2 million and $4.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	10.92%
Up 200 basis points	7.88%
Up 100 basis points	4.12%
Base	-
Down 100 basis points	(7.15)%
Down 200 basis points	(11.29)%
Down 300 basis points	(14.20)%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2015, as filed in our Annual Report on Form 10-K.

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

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards
The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.
There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual report on Form 10-K for the year ended December 31, 2015.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 2, 2016	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2016	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.