Form 10-Q
period 2016-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2016-08-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,355,412 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 25, 2016.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2016 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,500	12,280
Federal funds sold	41,624	33,582
Interest-bearing deposits with banks	15,395	17,004
Total cash and cash equivalents	71,519	62,866
Investment securities:
Investment securities available for sale	84,520	89,939
Other investments	5,749	5,532
Total investment securities	90,269	95,471
Mortgage loans held for sale	14,367	4,943
Loans	1,065,496	1,004,944
Less allowance for loan losses	(14,317)	(13,629)
Loans, net	1,051,179	991,315
Bank owned life insurance	25,101	24,735
Property and equipment, net	26,036	24,185
Deferred income taxes	5,467	6,923
Other assets	6,772	6,855
Total assets	$1,290,710	1,217,293
LIABILITIES
Deposits	$1,049,124	985,733
Federal Home Loan Bank advances and other borrowings	115,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	10,580	8,717
Total liabilities	1,188,307	1,123,053
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
6,355,412 and 6,289,038 shares issued and outstanding at June 30, 2016
and December 31, 2015, respectively	64	63
Nonvested restricted stock	(607)	(360)
Additional paid-in capital	71,178	70,037
Accumulated other comprehensive income (loss)	952	(4)
Retained earnings	30,816	24,504
Total shareholders’ equity	102,403	94,240
Total liabilities and shareholders’ equity	$1,290,710	1,217,293

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2016	2015	2016	2015
Interest income
Loans	$11,999	10,941	23,794	21,341
Investment securities	458	356	947	731
Federal funds sold	46	19	91	45
Total interest income	12,503	11,316	24,832	22,117
Interest expense
Deposits	946	854	1,934	1,621
Borrowings	1,044	971	2,078	1,935
Total interest expense	1,990	1,825	4,012	3,556
Net interest income	10,513	9,491	20,820	18,561
Provision for loan losses	575	1,000	1,200	1,625
Net interest income after provision for loan losses	9,938	8,491	19,620	16,936
Noninterest income
Mortgage banking income	2,235	1,321	3,682	2,484
Service fees on deposit accounts	244	219	463	445
Income from bank owned life insurance	180	165	366	331
Gain on sale of investment securities	19	36	325	295
Other income	468	374	868	701
Total noninterest income	3,146	2,115	5,704	4,256
Noninterest expenses
Compensation and benefits	4,855	4,106	9,405	8,382
Occupancy	892	842	1,762	1,579
Real estate owned expenses	359	93	644	855
Data processing and related costs	628	573	1,226	1,158
Insurance	217	213	450	415
Professional fees	284	233	538	466
Marketing	199	222	430	460
Other	419	364	914	791
Total noninterest expenses	7,853	6,646	15,369	14,106
Income before income tax expense	5,231	3,960	9,955	7,086
Income tax expense	1,925	1,400	3,643	2,498
Net income available to common shareholders	$3,306	2,560	6,312	4,588
Earnings per common share
Basic	$0.52	0.41	1.00	0.74
Diluted	$0.49	0.39	0.94	0.70
Weighted average common shares outstanding
Basic	6,301,853	6,233,745	6,287,350	6,229,522
Diluted	6,702,820	6,533,658	6,683,126	6,524,317

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$3,306	2,560	6,312	4,588
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	682	(689)	1,774	(332)
Tax (expense) benefit	(232)	234	(603)	113
Reclassification of realized gain	(19)	(36)	(325)	(295)
Tax expense	7	12	110	100
Other comprehensive income (loss)	438	(479)	956	(414)
Comprehensive income	$3,744	2,081	7,268	4,174

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2014	6,219,002	$62	-	-	$(494)	$68,785	$302	$14,337	$82,992
Net income	-	-	-	-	-	-	-	4,588	4,588
Proceeds from exercise of stock options	17,142	-	-	-	-	117	-	-	117
Amortization of deferred compensation on restricted stock	-	-	-	-	94	-	-	-	94
Compensation expense related to stock options, net of tax	-	-	-	-	-	290	-	-	290
Other comprehensive loss	-	-	-	-	-	-	(414)	-	(414)
June 30, 2015	6,236,144	62	-	-	(400)	69,192	(112)	18,925	87,667
December 31, 2015	6,289,038	63	-	-	(360)	70,037	(4)	24,504	94,240
Net income	-	-	-	-	-	-	-	6,312	6,312
Proceeds from exercise of stock options	49,374	1	-	-	-	368	-	-	369
Issuance of restricted stock	17,000	-	-	-	(391)	391	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	144	-	-	-	144
Compensation expense related to stock options, net of tax	-	-	-	-	-	382	-	-	382
Other comprehensive income	-	-	-	-	-	-	956	-	956
June 30, 2016	6,355,412	$64	-	$-	$(607)	$71,178	$952	$30,816	$102,403

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2016	2015
Operating activities
Net income	$6,312	$4,588
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,200	1,625
Depreciation and other amortization	633	688
Accretion and amortization of securities discounts and premium, net	268	148
Gain on sale of investment securities available for sale	(325)	(295)
(Gain) loss on sale of real estate owned	51	(74)
Write-down of real estate owned	389	737
Compensation expense related to stock options and grants	526	384
Gain on sale of loans held for sale	(3,424)	(2,484)
Loans originated and held for sale	(122,495)	(106,754)
Proceeds from sale of loans held for sale	116,495	108,601
Increase in cash surrender value of bank owned life insurance	(366)	(332)
(Increase) decrease in deferred tax asset	963	(207)
(Increase) decrease in other assets, net	(432)	165
Increase (decrease) in other liabilities	1,863	(1,157)
Net cash provided by operating activities	1,658	5,633
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(61,309)	(92,843)
Purchase of property and equipment	(2,484)	(2,547)
Purchase of investment securities:
Available for sale	(16,852)	(9,352)
Other	(169)	(149)
Payments and maturities, calls and repayments of investment securities:
Available for sale	13,127	2,359
Other	-	1,140
Proceeds from sale of investment securities available for sale	10,602	10,071
Proceeds from sale of real estate owned	320	100
Net cash used for investing activities	(56,765)	(91,221)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	63,391	105,617
Decrease in Federal Home Loan Bank advances and other borrowings	-	(20,000)
Proceeds from the exercise of stock options and warrants	369	117
Net cash provided by financing activities	63,760	85,734
Net increase in cash and cash equivalents	8,653	146
Cash and cash equivalents at beginning of the period	62,866	41,264
Cash and cash equivalents at end of the period	$71,519	$41,410
Supplemental information
Cash paid for
Interest	$4,012	$3,634
Income taxes	2,680	2,705
Schedule of non-cash transactions
Real estate acquired in settlement of loans	245	343
Unrealized gain (loss) on securities, net of income taxes	1,171	(219)

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 2, 2016. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Initial Adoption of Fair Value Option
In accordance with ASC 825-10 – Financial Instruments, the Company adopted the fair value option for mortgage loans held for sale beginning on April 1, 2016. ASC 825-10 allows the Company to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value and to offset changes in the fair values of derivative instruments and the related hedged item by selecting the fair value option for the hedged item. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Prior to adoption, mortgage loans held for sale were carried at the lower of cost or fair value.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2016
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,627	176	-	8,803
SBA securities	6,095	6	15	6,086
State and political subdivisions	22,056	850	-	22,906
Mortgage-backed securities	46,299	483	57	46,725
Total investment securities available for sale	$83,077	1,515	72	84,520

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$14,711	1	113	14,599
SBA securities	6,410	-	133	6,277
State and political subdivisions	21,771	525	37	22,259
Mortgage-backed securities	47,053	191	440	46,804
Total investment securities available for sale	$89,945	717	723	89,939

During the first six months of 2016, approximately $19.8 million of investment securities were either sold or called, subsequently resulting in a gain on sale of investment securities of $325,000.

Contractual maturities and yields on the Company’s investment securities at June 30, 2016 and December 31, 2015 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,024	1.34%	6,779	2.22%	-	-	8,803	2.02%
SBA securities	-	-	-	-	-	-	6,086	1.74%	6,086	1.74%
State and political subdivisions	-	-	2,230	1.69%	13,173	2.30%	7,503	2.88%	22,906	2.43%
Mortgage-backed securities	-	-	-	-	9,247	1.44%	37,478	1.81%	46,725	1.74%
Total	$-	-	4,254	1.53%	29,199	2.01%	51,067	1.95%	84,520	1.95%

	December 31, 2015
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	4,149	1.74%	8,704	2.49%	1,746	3.03%	14,599	2.34%
SBA securities	-	-	-	-	-	-	6,277	1.79%	6,277	1.79%
State and political subdivisions	-	-	464	1.63%	14,032	2.64%	7,763	2.84%	22,259	2.69%
Mortgage-backed securities	-	-	-	-	8,048	1.56%	38,756	2.08%	46,804	1.99%
Total	$-	-	4,613	1.73%	30,784	2.31%	54,542	2.18%	89,939	2.20%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2016
		Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
SBA securities	1	$1,520	$4	1	$1,537	$11	2	$3,057	$15
State and political subdivisions	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	1	2,141	21	1	2,382	36	2	4,523	57
Total	2	$3,661	$25	2	$3,919	$47	4	$7,580	$72

	December 31, 2015
		Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	9	$12,853	$113	-	$-	$-	9	$12,853	$113
SBA securities	-	-	-	2	4,691	133	2	4,691	133
State and political subdivisions	7	3,125	17	3	1,220	20	10	4,345	37
Mortgage-backed securities	27	40,868	440	-	-	-	27	40,868	440
Total	43	$56,846	$570	5	$5,911	$153	48	$62,757	$723

At June 30, 2016, the Company had two individual investments with a fair market value of $3.7 million that were in an unrealized loss position for less than 12 months and two individual investments with a fair market value of $3.9 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank stock	$5,173	5,005
Investment in Trust Preferred securities	403	403
Other investments	173	124
Total other investments	$5,749	5,532

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2016 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2016, $19.2 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $16.7 million of securities were pledged to secure client deposits. At December 31, 2015, $21.3 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $11.1 million of securities were pledged to secure client deposits.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted on April 1, 2016, with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2016, mortgage loans held for sale totaled $14.4 million compared to $4.9 million at December 31, 2015.

Mortgage loans held for sale are considered de-recognized, or sold, when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or the ability to unilaterally cause the holder to return specific assets.

Gains and losses from the sale of mortgage loans are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in mortgage banking income in the statement of income. Mortgage banking income also includes the unrealized gains and losses associated with the loans held for sale and the realized and unrealized gains and losses from derivatives.

Mortgage loans sold to investors by the Company, and which were believed to have met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.7 million as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$254,266	23.9%	$236,083	23.5%
Non-owner occupied RE	221,922	20.8%	205,604	20.5%
Construction	36,107	3.4%	41,751	4.1%
Business	186,877	17.5%	171,743	17.1%
Total commercial loans	699,172	65.6%	655,181	65.2%
Consumer
Real estate	193,935	18.2%	174,802	17.4%
Home equity	125,618	11.8%	116,563	11.6%
Construction	29,742	2.8%	43,318	4.3%
Other	17,029	1.6%	15,080	1.5%
Total consumer loans	366,324	34.4%	349,763	34.8%
Total gross loans, net of deferred fees	1,065,496	100.0%	1,004,944	100.0%
Less—allowance for loan losses	(14,317)		(13,629)
Total loans, net	$1,051,179		$991,315

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

	June 30, 2016
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$21,686	124,750	107,830	254,266
Non-owner occupied RE	34,365	132,867	54,690	221,922
Construction	5,348	19,438	11,321	36,107
Business	63,547	93,453	29,877	186,877
Total commercial loans	124,946	370,508	203,718	699,172
Consumer
Real estate	28,600	43,763	121,572	193,935
Home equity	4,458	29,940	91,220	125,618
Construction	12,897	1,374	15,471	29,742
Other	6,046	8,608	2,375	17,029
Total consumer loans	52,001	83,685	230,638	366,324
Total gross loans, net of deferred fees	$176,947	454,193	434,356	1,065,496
Loans maturing after one year with:
Fixed interest rates				$664,294
Floating interest rates				224,255

	December 31, 2015
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$16,836	126,156	93,091	236,083
Non-owner occupied RE	40,690	111,087	53,827	205,604
Construction	9,183	23,206	9,362	41,751
Business	64,099	83,435	24,209	171,743
Total commercial loans	130,808	343,884	180,489	655,181
Consumer
Real estate	28,348	35,509	110,945	174,802
Home equity	5,105	31,326	80,132	116,563
Construction	14,095	1,445	27,778	43,318
Other	6,430	6,270	2,380	15,080
Total consumer	53,978	74,550	221,235	349,763
Total gross loan, net of deferred fees	$184,786	418,434	401,724	1,004,944
Loans maturing after one year with:
Fixed interest rates				$612,251
Floating interest rates				207,907

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

The Company categorizes its loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	June 30, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$250,609	215,334	36,107	177,228	679,278
Special mention	1,102	975	-	2,511	4,588
Substandard	2,555	5,613	-	7,138	15,306
Doubtful	-	-	-	-	-
	$254,266	221,922	36,107	186,877	699,172

	December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$230,460	198,144	39,678	161,920	630,202
Special mention	3,887	1,574	286	5,511	11,258
Substandard	1,736	5,886	1,787	4,312	13,721
Doubtful	-	-	-	-	-
	$236,083	205,604	41,751	171,743	655,181

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$253,696	217,120	36,107	185,636	692,559
30-59 days past due	552	296	-	507	1,355
60-89 days past due	18	566	-	4	588
Greater than 90 Days	-	3,940	-	730	4,670
	$254,266	221,922	36,107	186,877	699,172

	December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$235,795	201,381	41,354	170,644	649,174
30-59 days past due	-	-	-	205	205
60-89 days past due	43	1,452	-	18	1,513
Greater than 90 Days	245	2,771	397	876	4,289
	$236,083	205,604	41,751	171,743	655,181

As of June 30, 2016 and December 31, 2015, loans 30 days or more past due represented 0.70% and 0.66% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.62% and 0.60% of the Company’s total loan portfolio as of June 30, 2016 and December 31, 2015, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$190,628	123,012	29,742	16,552	359,934
Special mention	1,076	1,753	-	302	3,131
Substandard	2,231	853	-	175	3,259
Doubtful	-	-	-	-	-
	$193,935	125,618	29,742	17,029	366,324

	December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Pass	$172,589	112,080	42,319	14,967	341,955
Special mention	961	3,388	-	45	4,394
Substandard	1,252	1,095	999	68	3,414
Doubtful	-	-	-	-	-
	$174,802	116,563	43,318	15,080	349,763

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$193,344	125,362	29,742	16,986	365,434
30-59 days past due	312	-	-	34	346
60-89 days past due	279	-	-	9	288
Greater than 90 Days	-	256	-	-	256
	$193,935	125,618	29,742	17,029	366,324

	December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Current	$174,576	116,305	43,258	14,994	349,133
30-59 days past due	187	-	60	86	333
60-89 days past due	39	-	-	-	39
Greater than 90 Days	-	258	-	-	258
	$174,802	116,563	43,318	15,080	349,763

As of June 30, 2016 and December 31, 2015, consumer loans 30 days or more past due were 0.08% and 0.06% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial
Owner occupied RE	$453	704
Non-owner occupied RE	3,973	4,170
Construction	-	-
Business	513	779
Consumer
Real estate	38	-
Home equity	256	258
Construction	-	-
Other	-	5
Nonaccruing troubled debt restructurings	479	701
Total nonaccrual loans, including nonaccruing TDRs	5,712	6,617
Other real estate owned	1,960	2,475
Total nonperforming assets	$7,672	9,092
Nonperforming assets as a percentage of:
Total assets	0.59%	0.75%
Gross loans	0.72%	0.90%
Total loans over 90 days past due	4,926	4,547
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$8,813	7,266

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

		June 30, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,015	1,992	1,992	246
Non-owner occupied RE	8,764	5,567	3,814	689
Construction	-	-	-	-
Business	5,913	5,267	2,078	1,520
Total commercial	16,692	12,826	7,884	2,455
Consumer
Real estate	1,151	1,151	1,151	485
Home equity	259	256	-	-
Construction	-	-	-	-
Other	294	293	293	161
Total consumer	1,704	1,700	1,444	646
Total	$18,396	14,526	9,328	3,101

		December 31, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$964	863	863	260
Non-owner occupied RE	9,144	5,792	4,161	1,321
Construction	1,855	1,787	397	31
Business	4,756	3,861	2,936	1,932
Total commercial	16,719	12,303	8,357	3,544
Consumer
Real estate	1,121	1,121	805	489
Home equity	260	258	-	-
Construction	-	-	-	-
Other	201	201	201	191
Total consumer	1,582	1,580	1,006	680
Total	$18,301	13,883	9,363	4,224

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	June 30, 2016		June 30, 2015
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$1,994	21	1,292	10
Non-owner occupied RE	5,582	35	5,153	24
Construction	-	-	1,935	23
Business	5,272	54	4,194	33
Total commercial	12,848	110	12,574	90
Consumer
Real estate	1,153	12	1,685	12
Home equity	257	1	376	8
Construction	-	-	-	-
Other	294	5	219	2
Total consumer	1,704	18	2,280	22
Total	$14,552	128	14,854	112

	Six months ended		Six months ended		Year ended
	June 30, 2016		June 30, 2015		December 31, 2015
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,999	43	1,236	31	884	6
Non-owner occupied RE	5,642	86	4,942	47	6,137	128
Construction	-	-	2,198	41	1,888	74
Business	5,315	134	4,318	70	4,067	148
Total commercial	12,956	263	12,694	189	12,976	356
Consumer
Real estate	1,155	21	1,664	24	1,112	46
Home equity	257	1	366	9	252	7
Construction	-	-	-	-	-	-
Other	295	6	249	4	208	7
Total consumer	1,707	28	2,279	37	1,572	60
Total	$14,663	291	14,973	226	14,548	416

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Six months ended June 30, 2016
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of
period	$2,347	3,187	338	3,800	2,070	1,202	313	372	13,629
Provision for loan losses	455	(128)	55	330	418	101	(101)	70	1,200
Loan charge-offs	(5)	(75)	(42)	(348)	(187)	(7)	-	(115)	(779)
Loan recoveries	-	27	-	237	-	-	-	3	267
Net loan charge-offs	(5)	(48)	(42)	(111)	(187)	(7)	-	(112)	(512)
Balance, end of period	$2,797	3,011	351	4,019	2,301	1,296	212	330	14,317
Net charge-offs to average loans (annualized)									0.10%
Allowance for loan losses to gross loans									1.34%
Allowance for loan losses to nonperforming loans									250.63%

	Six months ended June 30, 2015
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$1,645	2,332	614	3,625	1,714	1,162	236	424	11,752
Provision for loan losses	643	574	(216)	272	263	131	36	(78)	1,625
Loan charge-offs	(24)	(204)	-	(218)	(39)	(13)	-	(1)	(499)
Loan recoveries	-	6	-	42	-	1	-	-	49
Net loan charge-offs	(24)	(198)	-	(176)	(39)	(12)	-	(1)	(450)
Balance, end of period	$2,264	2,708	398	3,721	1,938	1,281	272	345	12,927
Net charge-offs to average loans (annualized)									0.10%
Allowance for loan losses to gross loans									1.34%
Allowance for loan losses to nonperforming loans									193.73%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	June 30, 2016
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,455	646	3,101	12,826	1,700	14,526
Collectively evaluated	7,723	3,493	11,216	686,346	364,624	1,050,970
Total	$10,178	4,139	14,317	699,172	366,324	1,065,496

	December 31, 2015
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,544	680	4,224	12,303	1,580	13,883
Collectively evaluated	6,128	3,277	9,405	642,878	348,183	991,061
Total	$9,672	3,957	13,629	655,181	349,763	1,004,944

NOTE 5 – Troubled Debt Restructurings

At June 30, 2016, the Company had 27 loans totaling $9.3 million compared to 29 loans totaling $8.0 million at December 31, 2015, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the six months ended June 30, 2016 and 2015, respectively.

	For the six months ended June 30, 2016
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$2,381	$2,381
Consumer
Other	2	-	-	-	2	110	114
Total loans	3	-	-	-	3	$2,491	$2,495

	For the six months ended June 30, 2015
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Non-owner occupied RE	1	-	-	1	2	$112	$112
Business	-	-	-	1	1	21	21
Total loans	1	-	-	2	3	$133	$133

As of June 30, 2016 and 2015, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Derivative Financial Instruments

The Company utilizes derivative financial instruments primarily to hedge its exposure to changes in interest rates. All derivative financial instruments are recognized as either assets or liabilities and measured at fair value. The Company accounts for all of its derivatives as free-standing derivatives and does not designate any of these instruments for hedge accounting. Therefore, the gain or loss resulting from the change in the fair value of the derivative is recognized in the Company’s statement of income during the period of change.

The Company enters into commitments to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time, with clients who have applied for a loan and meet certain credit and underwriting criteria (interest rate lock commitments). These interest rate lock commitments (“IRLCs”) meet the definition of a derivative financial instrument and are reflected in the balance sheet at fair value with changes in fair value recognized in current period earnings. Unrealized gains and losses on the IRLCs are recorded as derivative assets and derivative liabilities, respectively, and are measured based on the value of the underlying mortgage loan, quoted mortgage-backed securities (“MBS”) prices and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of estimated commission expenses.

The Company manages the interest rate and price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as forward sales of MBS. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs and mortgage loans held for sale) it wants to economically hedge.

The following table summarizes the Company’s outstanding financial derivative instruments as of June 30, 2016. Derivative financial instruments were not material at December 31, 2015.

			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$36,304	Other assets	$673
MBS forward sales commitments	24,000	Other assets	(241)
Total derivative financial instruments	$60,304		$432

NOTE 7 – Fair Value Accounting

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

Mortgage Loans Held for Sale
Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2.

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Derivative Financial Instruments
The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and an estimate of the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expenses (Level 2). The Company estimates the fair value of forward sales commitments based on quoted MBS prices (Level 2).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,803	-	8,803
SBA securities	-	6,086	-	6,086
State and political subdivisions	-	22,906	-	22,906
Mortgage-backed securities	-	46,725	-	46,725
Interest rate lock commitments	-	673	-	673
Total assets measured at fair value on a recurring basis	$-	85,196	-	85,196

Liabilities
MBS forward sales commitments	$-	241	-	241
Total liabilities measured at fair value on a recurring basis	$-	241	-	241

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	14,599	-	14,599
SBA securities	-	6,277	-	6,277
State and political subdivisions	-	22,259	-	22,259
Mortgage-backed securities	-	46,804	-	46,804
Total assets measured at fair value on a recurring basis	$-	89,939	-	89,939

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of June 30, 2016. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	7,527	3,898	11,425
Other real estate owned	-	1,847	113	1,960
Total assets measured at fair value on a nonrecurring basis	$-	9,374	4,011	13,385

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,102	557	9,659
Other real estate owned	-	2,208	267	2,475
Total assets measured at fair value on a nonrecurring basis	$-	11,310	824	12,134

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,749	5,749	-	-	5,749
Mortgage loans held for sale	14,367	14,367	-	14,367	-
Loans, net	1,051,179	1,052,204	-	7,527	1,044,677
Financial Liabilities:
Deposits	1,049,124	996,177	-	996,177	-
FHLB and other borrowings	115,200	117,086	-	117,086	-
Junior subordinated debentures	13,403	11,401	-	11,401	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,532	5,532	-	-	5,532
Mortgage loans held for sale	4,943	4,943	-	4,943	-
Loans, net	991,315	992,379	-	9,102	983,277
Financial Liabilities:
Deposits	985,733	918,303	-	918,303	-
FHLB and other borrowings	115,200	117,317	-	117,317	-
Junior subordinated debentures	13,403	11,511	-	11,511	-

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2016 and 2015. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2016. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2016 and 2015, there were 97,500 and 170,875 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$3,306	2,560	6,312	4,588
Denominator:
Weighted-average common shares outstanding – basic	6,301,853	6,233,745	6,287,350	6,229,522
Common stock equivalents	400,967	299,913	395,776	294,795
Weighted-average common shares outstanding – diluted	6,702,820	6,533,658	6,683,126	6,524,317
Earnings per common share:
Basic	$0.52	0.41	1.00	0.74
Diluted	$0.49	0.39	0.94	0.70

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended June 30, 2016
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$12,410	93	-	-	12,503
Interest expense	1,894	-	96	-	1,990
Net interest income (loss)	10,516	93	(96)	-	10,513
Provision for loan losses	575	-	-	-	575
Noninterest income	911	2,235	-	-	3,146
Noninterest expense	6,698	1,313	(158)	-	7,853
Net income before taxes	4,154	1,015	62	-	5,231
Income tax (provision) benefit	(1,525)	(387)	(13)	-	(1,925)
Net income (loss)	$2,629	628	49	-	3,306
Total assets	$1,272,894	15,011	115,810	(113,005)	1,290,710

	Six months ended June 30, 2016
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$24,677	155	1	(1)	24,832
Interest expense	3,817	-	196	(1)	4,012
Net interest income (loss)	20,860	155	(195)	-	20,820
Provision for loan losses	1,200	-	-	-	1,200
Noninterest income	2,022	3,682	-	-	5,704
Noninterest expense	13,032	2,214	123	-	15,369
Net income before taxes	8,650	1,623	(318)	-	9,955
Income tax (provision) benefit	(3,090)	(611)	58	-	(3,643)
Net income (loss)	$5,560	1,012	(260)	-	6,312
Total assets	$1,272,894	15,011	115,810	(113,005)	1,290,710

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2016 as compared to the three and six month periods ended June 30, 2015 and assesses our financial condition as of June 30, 2016 as compared to December 31, 2015. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

At June 30, 2016, we had total assets of $1.29 billion, a 5.7% increase from total assets of $1.22 billion at December 31, 2015. The largest components of our total assets are net loans and securities which were $1.05 billion and $90.3 million, respectively, at June 30, 2016. Comparatively, our net loans and securities totaled $991.3 million and $95.5 million, respectively, at December 31, 2015. Our liabilities and shareholders’ equity at June 30, 2016 totaled $1.2 billion and $102.4 million, respectively, compared to liabilities of $1.12 billion and shareholders’ equity of $94.2 million at December 31, 2015. The principal component of our liabilities is deposits which were $1.05 billion and $985.7 million at June 30, 2016 and December 31, 2015, respectively. We received a short-term client deposit of approximately $40 million in June 2016; however, a majority of the deposit was withdrawn in early July 2016.

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

Our net income to common shareholders was $3.3 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $746 thousand, or 29.1%. Diluted earnings per share (“EPS”) was $0.49, for the second quarter of 2016 as compared to $0.39 for the same period in 2015. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest and income tax expenses.

Our net income to common shareholders was $6.3 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.7 million, or 37.6%. Diluted EPS was $0.94 for the six months ended June 30, 2016 as compared to $0.70 for the same period in 2015. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest and income tax expenses.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $10.5 million for the three month period ended June 30, 2016, a 10.8% increase over net interest income of $9.5 million for the same period in 2015. In comparison, our average earning assets increased 14.6%, or $150.5 million, during the second quarter of 2016 compared to the second quarter of 2015, while our interest-bearing liabilities increased by $91.2 million during the same period. Our net interest income was $20.8 million for the six month period ended June 30, 2016, a 12.2% increase over net interest income of $18.6 million for the same period in 2015. In comparison, our average earning assets increased 15.0%, or $151.7 million, during the first six months of 2016 compared to the first six months of 2015, while our interest-bearing liabilities increased by $100.7 million during the same period. The increase in average earning assets is primarily related to an increase in average loans and investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2016 and 2015. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$32,598	$46	0.57%	$24,461	$19	0.31%
Investment securities, taxable	66,128	327	1.99%	41,719	254	2.44%
Investment securities, nontaxable(2)	21,032	211	4.04%	14,679	165	4.50%
Loans(3)	1,058,296	11,999	4.56%	946,670	10,941	4.64%
Total interest-earning assets	1,178,054	12,583	4.30%	1,027,529	11,379	4.44%
Noninterest-earning assets	62,111			53,282
Total assets	$1,240,165			$1,080,811
Interest-bearing liabilities
NOW accounts	$208,078	81	0.16%	$175,304	77	0.18%
Savings & money market	322,753	327	0.41%	243,326	245	0.40%
Time deposits	262,334	538	0.82%	283,259	532	0.75%
Total interest-bearing deposits	793,165	946	0.48%	701,889	854	0.49%
FHLB advances and other borrowings	115,200	952	3.33%	115,248	890	3.10%
Junior subordinated debentures	13,403	92	2.76%	13,403	81	2.42%
Total interest-bearing liabilities	921,768	1,990	0.87%	830,540	1,825	0.88%
Noninterest-bearing liabilities	217,948			162,888
Shareholders’ equity	100,449			87,383
Total liabilities and shareholders’ equity	$1,240,165			$1,080,811
Net interest spread			3.43%			3.56%
Net interest income (tax equivalent) / margin		$10,593	3.62%		$9,554	3.73%
Less: tax-equivalent adjustment(2)		80			63
Net interest income		$10,513			$9,491

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.62% for the three months ended June 30, 2016 compared to 3.73% for the second quarter of 2015. The 11 basis point decrease in net interest margin as compared to the same period in 2015, was driven primarily by an 14 basis point reduction in the yield on our interest-earning assets, slightly offset by a one basis point decrease in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $150.5 million as compared to the same quarter in 2015, driven by an $111.6 million increase in our average loan balances during the 2016 period. However, the yield on our interest-earning assets decreased by 14 basis points driven by an eight basis point decrease in our loan yield. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $91.2 million during the second quarter of 2016 as compared to the second quarter of 2015, while the cost of our interest-bearing liabilities declined by one basis point during the same period. The slight reduction during the 2016 period resulted primarily from a $91.2 million increase in our interest-bearing deposits which have a lower cost than our other interest-bearing liabilities. In addition, the cost of our other interest-bearing liabilities, which were at variable rates, increased in relation to the Federal Reserve’s rate adjustment in December 2015.

Our net interest spread was 3.43% for the three months ended June 30, 2016 compared to 3.56% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 14 basis point reduction in yield on our interest-earning assets, slightly offset by the one basis point decrease in rate on our interest-bearing liabilities, resulted in a 13 basis point decrease in our net interest spread for the 2016 period.

	For the Six Months Ended June 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$30,344	$91	0.60%	$29,392	$45	0.31%
Investment securities, taxable	66,667	682	2.06%	42,097	526	2.52%
Investment securities, nontaxable (2)	20,568	427	4.18%	15,042	331	4.43%
Loans	1,045,544	23,794	4.58%	924,869	21,341	4.65%
Total interest-earning assets	1,163,123	24,994	4.32%	1,011,400	22,243	4.43%
Noninterest-earning assets	60,710			53,618
Total assets	$1,223,833			$1,065,018
Interest-bearing liabilities
NOW accounts	$198,963	134	0.14%	$169,102	150	0.18%
Savings & money market	324,538	670	0.42%	240,222	447	0.38%
Time deposits	270,878	1,130	0.84%	280,091	1,024	0.74%
Total interest-bearing deposits	794,379	1,934	0.49%	689,415	1,621	0.47%
Note payable and other borrowings	115,722	1,893	3.29%	119,987	1,774	2.98%
Junior subordinated debentures	13,403	185	2.78%	13,403	161	2.42%
Total interest-bearing liabilities	923,504	4,012	0.87%	822,805	3,556	0.87%
Noninterest-bearing liabilities	201,622			155,971
Shareholders’ equity	98,707			86,242
Total liabilities and shareholders’ equity	$1,223,833			$1,065,018
Net interest spread			3.45%			3.56%
Net interest income (tax equivalent) / margin		$20,982	3.63%		$18,687	3.73%
Less: tax-equivalent adjustment (2)		162			126
Net interest income		$20,820			$18,561

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.63% for the six months ended June 30, 2016 compared to 3.73% for the first six months of 2015. The decrease in net interest margin as compared to the same period in 2015, was driven primarily by an 11 basis point reduction in the yield on our interest-earning assets.

Our average interest-earning assets increased by $151.7 million as compared to the 2015 period related primarily to a $120.7 million increase in our average loan balances for the 2016 period. However, the yield on our interest-earning assets decreased by 11 basis points due primarily to a seven basis point decrease in our loan yield. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $100.7 million during the six months ended June 30, 2016 as compared to the first six months of 2015. While the cost of our interest-bearing liabilities remained flat during the same period, the cost of our interest-bearing deposits increased by two basis points during the 2016 period driven by a $105.0 million increase in our average interest-bearing deposits. In addition, the cost of our other interest-bearing liabilities which were at variable rates increased in relation to the Federal Reserve’s rate adjustment in December 2015.

Our net interest spread was 3.45% for the six months ended June 30, 2016 compared to 3.56% for the same period in 2015. The 11 basis point decrease in our net interest spread for the 2016 period was driven by the 11 basis point reduction in yield on our interest-earning assets.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

					Three Months Ended
	June 30, 2016 vs. 2015				June 30, 2015 vs. 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,251	(173)	(20)	1,058	1,729	(82)	(15)	1,632
Investment securities	192	(58)	(32)	102	(99)	(13)	3	(109)
Federal funds sold	6	16	5	27	1	2	-	3
Total interest income	1,449	(215)	(47)	1,187	1,631	(93)	(12)	1,526
Interest expense
Deposits	140	(41)	(7)	92	126	27	5	158
FHLB advances and other borrowings	-	62	-	62	(77)	25	(2)	(54)
Junior subordinated debt	-	11	-	11	-	1	-	1
Total interest expense	140	32	(7)	165	49	53	3	105
Net interest income	$1,309	(247)	(40)	1,022	1,582	(146)	(15)	1,421

Net interest income, the largest component of our income, was $10.5 million for the three month period ended June 30, 2016 and $9.5 million for the three months ended June 30,2015, a $1.0 million, or 10.8% increase during the second quarter of 2016. The increase in net interest income is due to a $1.2 million increase in interest income, partially offset by a $165,000 increase in interest expense. During the second quarter of 2016, the primary driver of the increase in net interest income was the $150.5 million increase in our average interest-earning assets as compared to the second quarter of 2015.

	Six Months Ended
	June 30, 2016 vs. 2015				June 30, 2015 vs. 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,712	(229)	(30)	2,453	3.473	(217)	(42)	3,214
Investment securities	381	(108)	(57)	216	(211)	(45)	10	(246)
Federal funds sold	1	43	2	46	6	7	2	15
Total interest income	3,094	(294)	(85)	2,715	3,268	(255)	(30)	2,983
Interest expense
Deposits	285	24	4	313	254	(8)	(1)	245
Note payable and other	(61)	186	(6)	119	(72)	(39)	1	(110)
Junior subordinated debt	-	24	-	24	-	1	-	1
Total interest expense	224	234	(2)	456	182	(46)	-	136
Net interest income	$2,870	(528)	(83)	2,259	3,086	(209)	(30)	2,847

Net interest income for the six months ended June 30, 2016 was $20.8 million compared to $18.6 million for the first six months ended June 30, 2015, a $2.3 million, or 12.2% increase during the first six months of 2016 compared to the same period in 2015. The increase in net interest income is due to a $2.7 million increase in interest income, offset in part by a $456,000 increase in interest expense. The $151.7 million increase in average earning assets during the six months ended June 30, 2016 as compared to six months ended June 30, 2015 was the primary driver of the increase in net interest income during the 2016 period.

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

For the three and six months ended June 30, 2016, we incurred a noncash expense related to the provision for loan losses of $575,000 and $1.2 million, respectively, which resulted in an allowance for loan losses of $14.3 million, or 1.34% of gross loans, for the 2016 period. For the three and six months ended June 30, 2015, our provision for loan losses of $1.0 million and $1.6 million, respectively, resulted in an allowance for loan losses of $12.9 million, or 1.34% of gross loans, for the 2015 period. During the past 12 months, our loan balances increased by $102.0 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Mortgage banking income	$2,235	1,321	3,682	2,605
Service fees on deposit accounts	244	219	463	445
Income from bank owned life insurance	180	165	366	331
Gain on sale of investment securities	19	36	325	295
Other income	468	374	868	580
Total noninterest income	$3,146	2,115	5,704	4,256

Noninterest income increased $1.0 million, or 48.7%, for the second quarter of 2016 as compared to the same period in 2015. The increase in total noninterest income during this 2016 period resulted primarily from the following:

●	Mortgage banking income increased by $914,000, or 69.2%, driven primarily by a transition to mandatory delivery of mortgage loans to the secondary market which traditionally results in a higher profit margin upon sale, combined with an increased volume of loans originated. In addition, we have added three mortgage originators to our mortgage team within the past 12 months which has contributed to the increased volume in mortgage loan originations.
●	Service fees on deposit accounts increased $25,000, or 11.4% due to increased non-sufficient funds (“NSF”) and overdraft fee income.
●	Other income increased $94,000, or 25.1%, driven by increased appraisal review fees, rental income, ATM and debit card exchange income, and wire transfer fees.

Noninterest income increased $1.4 million, or 34.0%, during the six months ended June 30, 2016 as compared to the same period in 2015. The increase in total noninterest income during the six months ended June 30, 2016 resulted primarily from a $1.1 million increase in mortgage banking income, a $35,000 increase in income from bank owned life insurance, and a $288,000 increase in other income which consists primarily of loan fee income from late charges, line of credit fees, and appraisal review fees; ATM and debit card transactions; wire transfer fees; and rent income from tenants at our Columbia, South Carolina office.

In accordance with the requirement set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $221,000 and $196,000 for the three months ended June 30, 2016 and 2015, respectively, and $421,000 and $372,000 for the six months ended June 30, 2016 and 2015, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Compensation and benefits	$4,855	4,106	9,405	8,382
Occupancy	892	842	1,762	1,579
Real estate owned expenses	359	93	644	855
Data processing and related costs	628	573	1,226	1,158
Insurance	217	213	450	415
Professional fees	284	233	538	466
Marketing	199	222	430	460
Other	419	364	914	791
Total noninterest expense	$7,853	6,646	15,369	14,106

Noninterest expense was $7.9 million for the three months ended June 30, 2016, a $1.2 million, or 18.2%, increase from noninterest expense of $6.6 million for the three months ended June 30, 2015. Significant fluctuations in noninterest expenses resulted from the following:

●	Compensation and benefits expense increased $749,000, or 18.2%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $561,000 driven by the cost of 10 additional employees, seven of which were hired in relation to the expansion of our mortgage operations, and the remainder of which were hired to support our loan and deposit growth, combined with annual company-wide salary increases. Incentive compensation increased by $109,000 and benefits expense increased by $63,000 during the 2016 period. The increases in incentive compensation and benefits expenses are primarily related to the additional number of employees at June 30, 2016.
●	Occupancy expenses increased by $50,000, or 5.9%, driven by increased rent expense as well as additional insurance and property tax expenses on the properties we own.
●	Real estate owned expenses increased $266,000, or 286.0%, due primarily to write-downs on two of our commercial properties during the second quarter of 2016.
●	Data processing and related costs increased by $55,000, or 9.6%, driven by increased software licensing and maintenance costs.
●	Professional fees increased by $51,000, or 21.9%, due to increased legal and accounting costs primarily related to the increased size of our institution.
●	Other noninterest expenses increased by $55,000, or 15.1%, driven by an increase in travel and entertainment expenses, educational expenses, and electronic and debit card fraud, which occurred primarily during January 2016.

Our efficiency ratio was 57.5% for the second quarter of 2016 compared to 57.3% for the same period in 2015. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Noninterest expense for the six months ended June 30, 2016 increased 9.0%, or $1.3 million, as compared to the six months ended June 30, 2015. The increase was driven primarily by the $1.0 million increase in compensation and benefits expense, $183,000 in occupancy expense, $72,000 in professional fees, and $123,000 in other noninterest expenses. Partially offsetting the increases in noninterest expense was a decrease of $211,000 in real estate owned expenses during the first six months of 2016.

We incurred income tax expense of $1.9 million for the three months ended June 30, 2016 as compared to $1.4 million during the same period in 2015. Income tax expense for the six months ended June 30, 2016 was $3.6 million as compared to $2.5 million for the same period of 2015. Our effective tax rate was 36.6% and 35.3% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate during the 2016 period is primarily a result of the lesser impact of tax-exempt income.

BALANCE SHEET REVIEW

Investment Securities
At June 30, 2016, the $90.3 million in our investment securities portfolio represented approximately 7.0% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $84.5 million and an amortized cost of $83.1 million resulting in an unrealized gain of $1.4 million. At December 31, 2015, the $95.5 million in our investment securities portfolio represented approximately 7.8% of our total assets. At December 31, 2015, we held investment securities available for sale with a fair value and amortized cost of $89.9 million for an unrealized loss of $6,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2016 and 2015 were $1.04 billion and $912.8 million, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2016 and December 31, 2015 were $1.07 billion and $1.00 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2016, our loan portfolio included $861.6 million, or 80.9%, of real estate loans. As of December 31, 2015, real estate loans made up 81.4% of our loan portfolio and totaled $818.1 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $125.6 million as of June 30, 2016, of which approximately 32% were in a first lien position, while the remaining balance was second liens, compared to $116.6 million as of December 31, 2015, with approximately 33% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $87,000 and a loan to value of 73% as of June 30, 2016, compared to an average loan balance of $91,000 and a loan to value of approximately 70% as of December 31, 2015. Further, 0.2% of our total home equity lines of credit were over 30 days past due as of both June 30, 2016 and December 31, 2015.

Following is a summary of our loan composition at June 30, 2016 and December 31, 2015. During the first six months of 2016, our loan portfolio increased by $60.6 million, or 6.0%. Our commercial and consumer loan portfolios experienced similar growth during the six months ended June 30, 2016 with a 6.7% increase in commercial loans and a 4.7% increase in consumer loans during the period. Of the $60.6 million in loan growth during the first half of 2016, $43.5 million of the increase was in loans secured by real estate, and $15.1 million in commercial business loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $325,000, compared to $309,000 at December 31, 2015, and a term of eight years and an average rate of 4.43% as of both June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$254,266	23.9%	$236,083	23.5%
Non-owner occupied RE	221,922	20.8%	205,604	20.5%
Construction	36,107	3.4%	41,751	4.1%
Business	186,877	17.5%	171,743	17.1%
Total commercial loans	699,172	65.6%	655,181	65.2%

Consumer
Real estate	193,935	18.2%	174,802	17.4%
Home equity	125,618	11.8%	116,563	11.6%
Construction	29,742	2.8%	43,318	4.3%
Other	17,029	1.6%	15,080	1.5%
Total consumer loans	366,324	34.4%	349,763	34.8%
Total gross loans, net of deferred fees	1,065,496	100.0%	1,004,944	100.0%
Less—allowance for loan losses	(14,317)		(13,629)
Total loans, net	$1,051,179		$991,315

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2016 and December 31, 2015, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial	$4,939	5,653
Consumer	294	263
Nonaccruing troubled debt restructurings	479	701
Total nonaccrual loans	5,712	6,617
Other real estate owned	1,960	2,475
Total nonperforming assets	$7,672	9,092

At June 30, 2016, nonperforming assets were $7.7 million, or 0.59% of total assets and 0.72% of gross loans. Comparatively, nonperforming assets were $9.1 million, or 0.75% of total assets and 0.90% of gross loans at December 31, 2015. Nonaccrual loans were $5.7 million at June 30, 2016, a $905,000 decrease from December 31, 2015. During the first six months of 2016, six loans were put on nonaccrual status and nine nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first six months of 2016 and 2015 was approximately $221,000 and $346,000, respectively.

Nonperforming assets include other real estate owned and totaled $2.0 million at June 30, 2016, a $515,000 decrease from December 31, 2015. The balance at June 30, 2016 includes six commercial properties totaling $1.6 million and three residential properties totaling $364,000. All of these properties are located in the Upstate of South Carolina and Georgia. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2016.

At June 30, 2016 and 2015, the allowance for loan losses represented 250.6% and 193.7% of the total amount of nonperforming loans, respectively. A significant portion, or 98%, of nonperforming loans at June 30, 2016 is secured by real estate. Our nonperforming loans have been written down to approximately 60% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $14.3 million as of June 30, 2016 to be adequate.

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

In addition, at June 30, 2016, 80.9% of our loans are collateralized by real estate and 86.8% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2016, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2016, impaired loans totaled $14.5 million for which $9.3 million of these loans have a reserve of approximately $3.1 million allocated in the allowance. During the first six months of 2016, the average recorded investment in impaired loans was approximately $14.7 million. Comparatively, impaired loans totaled $13.9 million at December 31, 2015, and $9.4 million of these loans had a reserve of approximately $4.2 million allocated in the allowance. During 2015, the average recorded investment in impaired loans was approximately $14.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2016, we determined that we had loans totaling $9.3 million, that we considered TDRs. As of December 31, 2015, we had loans totaling $8.0 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $14.3 million and $12.9 million at June 30, 2016 and 2015, respectively, or 1.34% of outstanding loans for both periods. At December 31, 2015, our allowance for loan losses was $13.6 million, or 1.36% of outstanding loans, and we had net loans charged-off of $1.3 million for the year ended December 31, 2015.

During the six months ended June 30, 2016, we charged-off $779,000 of loans and recorded $267,000 of recoveries on loans previously charged-off, for net charge-offs of $512,000, or 0.10% of average loans, annualized. Comparatively, we charged-off $499,000 of loans and recorded $49,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $450,000, or 0.10% of average loans, annualized, for the first six months of 2015.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended
	June 30,		Year ended
(dollars in thousands)	2016	2015	December 31, 2015
Balance, beginning of period	$13,629	11,752	11,752
Provision	1,200	1,625	3,200
Loan charge-offs	(779)	(499)	(1,508)
Loan recoveries	267	49	185
Net loan charge-offs	(512)	(450)	(1,323)
Balance, end of period	$14,317	12,927	13,629

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

Our retail deposits represented $996.0 million, or 94.9% of total deposits at June 30, 2016, while our out-of-market, or brokered, deposits represented $53.1 million, or 5.1% of our total deposits at June 30, 2016. At December 31, 2015, retail deposits represented $926.8 million, or 94.0% of our total deposits, and brokered CDs were $58.9 million, representing 6.0% of our total deposits. Our loan-to-deposit ratio was 102% at June 30, 2016 and 102% at December 31, 2015.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Non-interest bearing	$195,494	189,686
Interest bearing:
NOW accounts	261,199	194,835
Money market accounts	313,964	311,167
Savings	13,418	10,806
Time, less than $100,000	54,639	60,153
Time and out-of-market deposits, $100,000 and over	210,410	219,086
Total deposits	$1,049,124	985,733

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $900.7 million and $840.2 million at June 30, 2016, and December 31, 2015, respectively. In late June 2016, we received a short-term deposit of approximately $40 million into a NOW account; however, a majority of this deposit was withdrawn in early July 2016.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended
	June 30,
	2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$192,629	-%	148,039	-%
Interest bearing demand deposits	198,963	0.17%	169,102	0.18%
Money market accounts	312,637	0.43%	231,495	0.39%
Savings accounts	11,901	0.05%	8,727	0.07%
Time deposits less than $100,000	57,236	0.73%	61,966	0.74%
Time deposits greater than $100,000	213,642	0.84%	218,125	0.74%
Total deposits	$987,008	0.39%	837,454	0.39%

During the twelve months ended June 30, 2016, our average transaction account balances increased by $158.8 million, or 28.5%, from the six months ended June 30, 2015, while our average time deposit balances decreased by $9.2 million during the same twelve-month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2016 was as follows:

(dollars in thousands)	June 30, 2016
Three months or less	$52,300
Over three through six months	71,255
Over six through twelve months	35,783
Over twelve months	51,072
Total	$210,410

Included in time deposits of $100,000 or more at June 30, 2016 is $53.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.67%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2016 and December 31, 2015 were $148.4 million and $145.5 million, respectively.

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

At June 30, 2016 and December 31, 2015, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $71.5 million and $62.9 million, or 5.5% and 5.2% of total assets, respectively. Our investment securities at June 30, 2016 and December 31, 2015 amounted to $90.3 million and $95.5 million, or 7.0% and 7.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 43% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 20% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at June 30, 2016.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2016 was $110.7 million, based on the Bank’s $5.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2016 and December 31, 2015 we had $113.7 million and $114.9 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at June 30, 2016. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at June 30, 2016 was $102.4 million. At December 31, 2015, total shareholders’ equity was $94.2 million. The $8.2 million increase from December 31, 2015 is primarily related to net income of $6.3 million during the first six months of 2016, combined with a $956,000 increase in accumulated other comprehensive income and $895,000 related to equity compensation transactions.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average assets) annualized for the six months ended June 30, 2016 and the year ended December 31, 2015. Since our inception, we have not paid cash dividends.

	June 30, 2016	December 31, 2015
Return on average assets	1.04%	0.90%
Return on average equity	12.86%	11.42%
Return on average common equity	12.86%	11.42%
Average equity to average assets ratio	8.07%	7.93%
Tangible common equity to assets ratio	7.93%	7.74%

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

It is management’s belief that, as of June 30, 2016, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2016
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$124,341	11.68%	85,151	8.00%	106,439	10.00%
Tier 1 Capital (to risk weighted assets)	111,024	10.43%	63,863	6.00%	85,151	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	111,024	10.43%	47,898	4.50%	69,185	6.50%
Tier 1 Capital (to average assets)	111,024	8.98%	49,479	4.00%	61,849	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2016
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	127,767	12.00%	85,151	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	114,450	10.75%	63,863	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	101,450	9.53%	47,898	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	114,450	9.23%	49,574	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2016, unfunded commitments to extend credit were $202.8 million, of which $56.6 million was at fixed rates and $146.2 million was at variable rates. At December 31, 2015, unfunded commitments to extend credit were $194.7 million, of which approximately $61.8 million was at fixed rates and $133.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At both June 30, 2016 and December 31, 2015, there were commitments under letters of credit for $4.3 million. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	11.13%
Up 200 basis points	8.10%
Up 100 basis points	4.25%
Base	-
Down 100 basis points	(7.31)%
Down 200 basis points	(11.23)%
Down 300 basis points	(14.08)%

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

ACCOUNTING, REPORTING, AND REGULATORY MATTERS

Recently Issued Accounting Standards
The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by us:

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all of its previous consolidation conclusions. The amendments became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments did not have a material effect on the Company’s financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part 1, Item 2 of the Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 1, 2016	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2016	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.