Form 10-Q
period 2016-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2016-10-31
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,382,666 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 25, 2016.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2016 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,215	12,280
Federal funds sold	20,584	33,582
Interest-bearing deposits with banks	10,111	17,004
Total cash and cash equivalents	41,910	62,866
Investment securities:
Investment securities available for sale	67,874	89,939
Other investments	5,741	5,532
Total investment securities	73,615	95,471
Mortgage loans held for sale	9,126	4,943
Loans	1,114,099	1,004,944
Less allowance for loan losses	(14,478)	(13,629)
Loans, net	1,099,621	991,315
Bank owned life insurance	25,288	24,735
Property and equipment, net	27,325	24,185
Deferred income taxes	5,990	6,923
Other assets	6,871	6,855
Total assets	$1,289,746	1,217,293
LIABILITIES
Deposits	$1,045,075	985,733
Federal Home Loan Bank advances and other borrowings	115,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	10,045	8,717
Total liabilities	1,183,723	1,123,053
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
6,382,666 and 6,289,038 shares issued and outstanding at September 30,
2016 and December 31, 2015, respectively	64	63
Nonvested restricted stock	(675)	(360)
Additional paid-in capital	71,649	70,037
Accumulated other comprehensive income (loss)	736	(4)
Retained earnings	34,249	24,504
Total shareholders’ equity	106,023	94,240
Total liabilities and shareholders’ equity	$1,289,746	1,217,293

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2016	2015	2016	2015
Interest income
Loans	$12,486	$11,362	36,280	32,703
Investment securities	395	371	1,342	1,102
Federal funds sold	31	33	122	79
Total interest income	12,912	11,766	37,744	33,884
Interest expense
Deposits	957	941	2,891	2,563
Borrowings	1,075	987	3,153	2,922
Total interest expense	2,032	1,928	6,044	5,485
Net interest income	10,880	9,838	31,700	28,399
Provision for loan losses	825	875	2,025	2,500
Net interest income after provision for loan losses	10,055	8,963	29,675	25,899
Noninterest income
Mortgage banking income	2,003	1,332	5,685	3,816
Service fees on deposit accounts	269	230	732	676
Income from bank owned life insurance	187	167	553	498
Gain on sale of investment securities	106	2	431	297
Other income	452	393	1,320	1,093
Total noninterest income	3,017	2,124	8,721	6,380
Noninterest expenses
Compensation and benefits	4,948	4,313	14,353	12,695
Occupancy	908	845	2,670	2,424
Real estate owned expenses	81	148	725	1,003
Data processing and related costs	690	588	1,916	1,747
Insurance	227	215	678	630
Professional fees	326	180	864	646
Marketing	195	217	625	677
Other	425	365	1,339	1,155
Total noninterest expenses	7,800	6,871	23,170	20,977
Income before income tax expense	5,272	4,216	15,226	11,302
Income tax expense	1,839	1,489	5,481	3,987
Net income available to common shareholders	$3,433	2,727	9,745	7,315
Earnings per common share
Basic	$0.54	0.44	1.55	1.18
Diluted	$0.51	0.41	1.45	1.12
Weighted average common shares outstanding
Basic	6,322,073	6,205,877	6,299,009	6,194,418
Diluted	6,740,751	6,579,448	6,702,475	6,542,896

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$3,433	$2,727	9,745	7,315
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(222)	604	1,552	272
Tax (expense) benefit	75	(205)	(528)	(92)
Reclassification of realized gain	(106)	(2)	(431)	(297)
Tax expense	37	1	147	101
Other comprehensive income (loss)	(216)	398	740	(16)
Comprehensive income	$3,217	$3,125	10,485	7,299

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

(dollars in thousands, except share data)	Common stock		Preferred stock		Nonvested restricted stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
	Shares	Amount	Shares	Amount
December 31, 2014	6,219,002	$62	-	-	$(494)	$68,785	$302	$14,337	$82,992
Net income	-	-	-	-	-	-	-	7,315	7,315
Proceeds from exercise of stock options	24,130	-	-	-	-	189	-	-	189
Amortization of deferred compensation on restricted stock	-	-	-	-	144	-	-	-	144
Compensation expense related to stock options, net of tax	-	-	-	-	-	426	-	-	426
Other comprehensive loss	-	-	-	-	-	-	(16)	-	(16)
September 30, 2015	6,243,132	62	-	-	(350)	69,400	286	21,652	91,050
December 31, 2015	6,289,038	63	-	-	(360)	70,037	(4)	24,504	94,240
Net income	-	-	-	-	-	-	-	9,745	9,745
Proceeds from exercise of stock options	71,628	1	-	-	-	533	-	-	534
Issuance of restricted stock	22,000	-	-	-	(526)	526	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	211	-	-	-	211
Compensation expense related to stock options, net of tax	-	-	-	-	-	553	-	-	553
Other comprehensive income	-	-	-	-	-	-	740	-	740
September 30, 2016	6,382,666	$64	-	$-	$(675)	$71,649	$736	$34,249	$106,023

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2016	2015
Operating activities
Net income	$9,745	$7,315
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,025	2,500
Depreciation and other amortization	939	990
Accretion and amortization of securities discounts and premium, net	433	237
Gain on sale of investment securities available for sale	(431)	(297)
(Gain) loss on sale of real estate owned	51	(66)
Write-down of real estate owned	389	787
Compensation expense related to stock options and grants	764	570
Gain on sale of loans held for sale	(5,704)	(3,816)
Loans originated and held for sale	(198,601)	(162,352)
Proceeds from sale of loans held for sale	200,122	167,046
Increase in cash surrender value of bank owned life insurance	(553)	(498)
(Increase) decrease in deferred tax asset	552	(562)
(Increase) decrease in other assets, net	(606)	41
Increase in other liabilities	1,328	623
Net cash provided by operating activities	10,453	12,518
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(110,576)	(123,014)
Purchase of property and equipment	(4,079)	(3,606)
Purchase of investment securities:
Available for sale	(16,852)	(25,096)
Other	(806)	(149)
Payments and maturities, calls and repayments of investment securities:
Available for sale	18,448	3,446
Other	-	1,140
Purchase of bank owned life insurance		(2,000)
Proceeds from sale of investment securities available for sale	22,185	10,362
Proceeds from sale of real estate owned	395	272
Net cash used for investing activities	(91,285)	(138,645)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	59,342	155,011
Decrease in Federal Home Loan Bank advances and other borrowings	-	(20,000)
Proceeds from the exercise of stock options and warrants	534	189
Net cash provided by financing activities	59,876	135,200
Net increase (decrease) in cash and cash equivalents	(20,956)	9,073
Cash and cash equivalents at beginning of the period	62,866	41,264
Cash and cash equivalents at end of the period	$41,910	$50,337
Supplemental information
Cash paid for
Interest	$5,951	$5,451
Income taxes	4,930	4,550
Schedule of non-cash transactions
Real estate acquired in settlement of loans	245	343
Unrealized gain on securities, net of income taxes	1,024	180

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 2, 2016. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Business Segments
Beginning in 2016 the Company reports its activities as three business segments – Commercial and Retail Banking, Mortgage Banking and Corporate. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were generated to third parties, that is, at current market prices. Please refer to “Note 7 – Reportable Segments” for further information on the reporting for the three business segments.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2016
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,277	122	-	6,399
SBA securities	1,464	-	12	1,452
State and political subdivisions	20,991	700	3	21,688
Mortgage-backed securities	38,027	348	40	38,335
Total investment securities available for sale	$66,759	1,170	55	67,874

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$14,711	1	113	14,599
SBA securities	6,410	-	133	6,277
State and political subdivisions	21,771	525	37	22,259
Mortgage-backed securities	47,053	191	440	46,804
Total investment securities available for sale	$89,945	717	723	89,939

During the first nine months of 2016, approximately $33.5 million of investment securities were either sold or called, subsequently resulting in a gain on sale of investment securities of $431,000.

Contractual maturities and yields on the Company’s investment securities at September 30, 2016 and December 31, 2015 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	1,001	1.15%	5,398	2.23%	-	-	6,399	2.06%
SBA securities	-	-	-	-	-	-	1,452	1.32%	1,452	1.32%
State and political subdivisions	-	-	2,324	1.73%	11,967	2.24%	7,397	2.88%	21,688	2.40%
Mortgage-backed securities	-	-	-	-	6,686	1.45%	31,649	1.67%	38,335	1.63%
Total	$-	-	3,325	1.55%	24,051	2.02%	40,498	1.87%	67,874	1.91%

	December 31, 2015
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	4,149	1.74%	8,704	2.49%	1,746	3.03%	14,599	2.34%
SBA securities	-	-	-	-	-	-	6,277	1.79%	6,277	1.79%
State and political subdivisions	-	-	464	1.63%	14,032	2.64%	7,763	2.84%	22,259	2.69%
Mortgage-backed securities	-	-	-	-	8,048	1.56%	38,756	2.08%	46,804	1.99%
Total	$-	-	4,613	1.73%	30,784	2.31%	54,542	2.18%	89,939	2.20%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2016
		Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
SBA securities	1	$1,452	$12	-	$-	$-	1	$1,452	$12
State and political subdivisions	3	1,225	3	-	-	-	3	1,225	3
Mortgage-backed securities	4	6,661	21	1	2,257	19	5	8,918	40
Total	8	$9,338	$36	1	$2,257	$19	9	$11,595	$55

	December 31, 2015
		Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	9	$12,853	$113	-	$-	$-	9	$12,853	$113
SBA securities	-	-	-	2	4,691	133	2	4,691	133
State and political subdivisions	7	3,125	17	3	1,220	20	10	4,345	37
Mortgage-backed securities	27	40,868	440	-	-	-	27	40,868	440
Total	43	$56,846	$570	5	$5,911	$153	48	$62,757	$723

At September 30, 2016, the Company had eight individual investments with a fair market value of $9.3 million that were in an unrealized loss position for less than 12 months and one individual investment with a fair market value of $2.3 million that was in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank stock	$5,173	5,005
Investment in Trust Preferred securities	403	403
Other investments	165	124
Total other investments	$5,741	5,532

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2016 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2016, $20.9 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $16.8 million of securities were pledged to secure client deposits. At December 31, 2015, $21.3 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $11.1 million of securities were pledged to secure client deposits.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2016, mortgage loans held for sale totaled $9.1 million compared to $4.9 million at December 31, 2015.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $1.9 million as of September 30, 2016 and $1.7 million as of December 31, 2015.

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$267,652	24.0%	$236,083	23.5%
Non-owner occupied RE	235,273	21.1%	205,604	20.5%
Construction	30,564	2.7%	41,751	4.1%
Business	191,439	17.2%	171,743	17.1%
Total commercial loans	724,928	65.0%	655,181	65.2%
Consumer
Real estate	210,356	18.9%	174,802	17.4%
Home equity	132,623	11.9%	116,563	11.6%
Construction	28,568	2.6%	43,318	4.3%
Other	17,624	1.6%	15,080	1.5%
Total consumer loans	389,171	35.0%	349,763	34.8%
Total gross loans, net of deferred fees	1,114,099	100.0%	1,004,944	100.0%
Less—allowance for loan losses	(14,478)		(13,629)
Total loans, net	$1,099,621		$991,315

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

	September 30, 2016
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$26,577	135,967	105,108	267,652
Non-owner occupied RE	42,243	128,885	64,145	235,273
Construction	6,864	8,291	15,409	30,564
Business	67,031	93,470	30,938	191,439
Total commercial loans	142,715	366,613	215,600	724,928
Consumer
Real estate	31,734	42,804	135,818	210,356
Home equity	6,311	30,584	95,728	132,623
Construction	12,913	592	15,063	28,568
Other	6,222	8,323	3,079	17,624
Total consumer loans	57,180	82,303	249,688	389,171
Total gross loans, net of deferred fees	$199,895	448,916	465,288	1,114,099
Loans maturing after one year with:
Fixed interest rates				$688,567
Floating interest rates				225,637

	December 31, 2015
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$16,836	126,156	93,091	236,083
Non-owner occupied RE	40,690	111,087	53,827	205,604
Construction	9,183	23,206	9,362	41,751
Business	64,099	83,435	24,209	171,743
Total commercial loans	130,808	343,884	180,489	655,181
Consumer
Real estate	28,348	35,509	110,945	174,802
Home equity	5,105	31,326	80,132	116,563
Construction	14,095	1,445	27,778	43,318
Other	6,430	6,270	2,380	15,080
Total consumer	53,978	74,550	221,235	349,763
Total gross loan, net of deferred fees	$184,786	418,434	401,724	1,004,944
Loans maturing after one year with:
Fixed interest rates				$612,251
Floating interest rates				207,907

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	September 30, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$260,310	228,655	30,564	183,122	702,651
Special mention	4,542	1,054	-	1,846	7,442
Substandard	2,800	5,564	-	6,471	14,835
Doubtful	-	-	-	-	-
	$267,652	235,273	30,564	191,439	724,928

	December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$230,460	198,144	39,678	161,920	630,202
Special mention	3,887	1,574	286	5,511	11,258
Substandard	1,736	5,886	1,787	4,312	13,721
Doubtful	-	-	-	-	-
	$236,083	205,604	41,751	171,743	655,181

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$267,390	233,916	30,564	190,969	722,839
30-59 days past due	-	212	-	9	221
60-89 days past due	262	-	-	4	266
Greater than 90 Days	-	1,145	-	457	1,602
	$267,652	235,273	30,564	191,439	724,928

	December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$235,795	201,381	41,354	170,644	649,174
30-59 days past due	-	-	-	205	205
60-89 days past due	43	1,452	-	18	1,513
Greater than 90 Days	245	2,771	397	876	4,289
	$236,083	205,604	41,751	171,743	655,181

As of September 30, 2016 and December 31, 2015, loans 30 days or more past due represented 0.33% and 0.66% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.19% and 0.60% of the Company’s total loan portfolio as of September 30, 2016 and December 31, 2015, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	September 30, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$206,543	129,706	28,568	17,477	382,294
Special mention	1,071	2,109	-	59	3,239
Substandard	2,742	808	-	88	3,638
Doubtful	-	-	-	-	-
	$210,356	132,623	28,568	17,624	389,171

	December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Pass	$172,589	112,080	42,319	14,967	341,955
Special mention	961	3,388	-	45	4,394
Substandard	1,252	1,095	999	68	3,414
Doubtful	-	-	-	-	-
	$174,802	116,563	43,318	15,080	349,763

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$209,737	131,797	28,568	17,444	387,546
30-59 days past due	344	369	-	151	864
60-89 days past due	238	199	-	29	466
Greater than 90 Days	37	258	-	-	295
	$210,356	132,623	28,568	17,624	389,171

	December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Current	$174,576	116,305	43,258	14,994	349,133
30-59 days past due	187	-	60	86	333
60-89 days past due	39	-	-	-	39
Greater than 90 Days	-	258	-	-	258
	$174,802	116,563	43,318	15,080	349,763

As of September 30, 2016 and December 31, 2015, consumer loans 30 days or more past due were 0.14% and 0.06% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial
Owner occupied RE	$446	704
Non-owner occupied RE	3,941	4,170
Construction	-	-
Business	244	779
Consumer
Real estate	275	-
Home equity	258	258
Construction	-	-
Other	-	5
Nonaccruing troubled debt restructurings	441	701
Total nonaccrual loans, including nonaccruing TDRs	5,605	6,617
Other real estate owned	1,885	2,475
Total nonperforming assets	$7,490	9,092
Nonperforming assets as a percentage of:
Total assets	0.58%	0.75%
Gross loans	0.67%	0.90%
Total loans over 90 days past due	1,897	4,547
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$8,761	7,266

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

		September 30, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,029	1,994	1,978	230
Non-owner occupied RE	8,703	5,463	3,650	576
Construction	-	-	-	-
Business	5,797	4,876	1,702	1,287
Total commercial	16,529	12,333	7,330	2,093
Consumer
Real estate	1,573	1,571	1,571	601
Home equity	262	258	-	-
Construction	-	-	-	-
Other	208	204	204	94
Total consumer	2,043	2,033	1,775	695
Total	$18,572	14,366	9,105	2,788

		December 31, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$964	863	863	260
Non-owner occupied RE	9,144	5,792	4,161	1,321
Construction	1,855	1,787	397	31
Business	4,756	3,861	2,936	1,932
Total commercial	16,719	12,303	8,357	3,544
Consumer
Real estate	1,121	1,121	805	489
Home equity	260	258	-	-
Construction	-	-	-	-
Other	201	201	201	191
Total consumer	1,582	1,580	1,006	680
Total	$18,301	13,883	9,363	4,224

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

			Three months ended		Three months ended
			September 30, 2016		September 30, 2015
			Average	Recognized	Average	Recognized
			recorded	interest	recorded	interest
(dollars in thousands)			investment	income	investment	income
Commercial
Owner occupied RE			$2,000	30	1,191	1
Non-owner occupied RE			5,515	39	5,622	22
Construction			-	-	1,887	12
Business			5,072	71	3,923	30
Total commercial			12,587	140	12,623	65
Consumer
Real estate			1,573	16	1,395	12
Home equity			207	-	406	3
Construction			-	-	-	-
Other			257	2	208	2
Total consumer			2,037	18	2,009	17
Total			$14,624	158	14,632	82

	Nine months ended		Nine months ended		Year ended
	September 30, 2016		September 30, 2015		December 31, 2015
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,009	72	$1,146	5	884	6
Non-owner occupied RE	5,594	124	5,268	107	6,137	128
Construction	-	-	2,110	53	1,888	74
Business	5,134	199	4,168	99	4,067	148
Total commercial	12,737	395	12,692	264	12,976	356
Consumer
Real estate	1,578	49	1,529	34	1,112	46
Home equity	257	1	376	13	252	7
Construction	-	-	-	-	-	-
Other	208	5	237	5	208	7
Total consumer	2,043	55	2,142	52	1,572	60
Total	$14,780	450	$14,834	316	14,548	416

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Nine months ended September 30, 2016
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,347	3,187	338	3,800	2,070	1,202	313	372	13,629
Provision for loan losses	553	(81)	2	666	641	236	(106)	114	2,025
Loan charge-offs	(5)	(100)	(43)	(862)	(194)	(66)	-	(192)	(1,462)
Loan recoveries	-	32	-	250	-	-	-	4	286
Net loan charge-offs	(5)	(68)	(43)	(612)	(194)	(66)	-	(188)	(1,176)
Balance, end of period	$2,895	3,038	297	3,854	2,517	1,372	207	298	14,478
Net charge-offs to average loans (annualized)									0.15%
Allowance for loan losses to gross loans									1.30%
Allowance for loan losses to nonperforming loans									258.30%

	Nine months ended September 30, 2015
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$1,645	2,332	614	3,625	1,714	1,162	236	424	11,752
Provision for loan losses	816	797	(304)	653	439	75	57	(33)	2,500
Loan charge-offs	(24)	(204)	-	(621)	(173)	(13)	-	(5)	(1,040)
Loan recoveries	-	8	-	102	-	46	-	-	156
Net loan charge-offs	(24)	(196)	-	(519)	(173)	33	-	(5)	(884)
Balance, end of period	$2,437	2,933	310	3,759	1,980	1,270	293	386	13,368
Net charge-offs to average loans (annualized)									0.13%
Allowance for loan losses to gross loans									1.35%
Allowance for loan losses to nonperforming loans									186.05%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	September 30, 2016
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,093	695	2,788	12,333	2,033	14,366
Collectively evaluated	7,991	3,699	11,690	712,595	387,138	1,099,733
Total	$10,084	4,394	14,478	724,928	389,171	1,114,099

					December 31, 2015
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$3,544	680	4,224	12,303	1,580	13,883
Collectively evaluated	6,128	3,277	9,405	642,878	348,183	991,061
Total	$9,672	3,957	13,629	655,181	349,763	1,004,944

NOTE 5 – Troubled Debt Restructurings

At September 30, 2016, the Company had 27 loans totaling $9.2 million compared to 29 loans totaling $8.0 million at December 31, 2015, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the nine months ended September 30, 2016 and 2015, respectively.

	For the nine months ended September 30, 2016
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied	1	-	-	-	1	$18	$22
Business	1	-	-	-	1	2,381	2,381
Consumer
Real estate	1	-	-	-	1	188	188
Other	1	-	-	-	1	26	30
Total loans	4	-	-	-	4	$2,613	$2,621

	For the nine months ended September 30, 2015
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Non-owner occupied RE	1	-	-	1	2	$112	$112
Business	-	-	-	-	-	-	-
Total loans	1	-	-	1	2	$112	$112

As of September 30, 2016 there was one loan with a recorded investment of $30,000 modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date. There were no such loans as of September 30, 2015.

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

The following table summarizes the Company’s outstanding financial derivative instruments as of September 30, 2016. Derivative financial instruments were not material at December 31, 2015.

			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$40,322	Other assets	$619
MBS forward sales commitments	26,750	Other assets	(112)
Total derivative financial instruments	$67,072		$507

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	6,399	-	6,399
SBA securities	-	1,452	-	1,452
State and political subdivisions	-	21,688	-	21,688
Mortgage-backed securities	-	38,335	-	38,335
Interest rate lock commitments	-	619	-	619
Total assets measured at fair value on a recurring basis	$-	68,493	-	68,493

Liabilities
MBS forward sales commitments	$-	112	-	112
Total liabilities measured at fair value on a recurring basis	$-	112	-	112

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	14,599	-	14,599
SBA securities	-	6,277	-	6,277
State and political subdivisions	-	22,259	-	22,259
Mortgage-backed securities	-	46,804	-	46,804
Total assets measured at fair value on a recurring basis	$-	89,939	-	89,939

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of September 30, 2016. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,243	6,335	11,578
Other real estate owned	-	1,772	113	1,885
Total assets measured at fair value on a nonrecurring basis	$-	7,015	6,448	13,463

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,102	557	9,659
Other real estate owned	-	2,208	267	2,475
Total assets measured at fair value on a nonrecurring basis	$-	11,310	824	12,134

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,741	5,741	-	-	5,741
Mortgage loans held for sale	9,126	9,126	-	9,126	-
Loans, net	1,099,621	1,101,122	-	5,243	1,095,879
Financial Liabilities:
Deposits	1,045,075	991,822	-	991,822	-
FHLB and other borrowings	115,200	116,565	-	116,565	-
Junior subordinated debentures	13,403	11,762	-	11,762	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,532	5,532	-	-	5,532
Mortgage loans held for sale	4,943	4,943	-	4,943	-
Loans, net	991,315	992,379	-	9,102	983,277
Financial Liabilities:
Deposits	985,733	918,303	-	918,303	-
FHLB and other borrowings	115,200	117,317	-	117,317	-
Junior subordinated debentures	13,403	11,511	-	11,511	-

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2016 and 2015. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2016. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2016 and 2015, there were 108,457 and 88,000 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$3,433	2,727	9,745	7,315
Denominator:
Weighted-average common shares outstanding – basic	6,322,073	6,205,877	6,299,009	6,194,418
Common stock equivalents	418,678	373,571	403,466	348,478
Weighted-average common shares outstanding – diluted	6,740,751	6,579,448	6,702,475	6,542,896
Earnings per common share:
Basic	$0.54	$0.44	1.55	1.18
Diluted	$0.51	$0.41	1.45	1.12

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended September 30, 2016
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$12,824	87	1	-	12,912
Interest expense	1,932	-	100	-	2,032
Net interest income (loss)	10,892	87	(99)	-	10,880
Provision for loan losses	825	-	-	-	825
Noninterest income	1,014	2,003	-	-	3,017
Noninterest expense	6,484	1,256	60	-	7,800
Net income (loss) before taxes	4,597	834	(159)	-	5,272
Income tax (provision) benefit	(1,596)	(299)	56	-	(1,839)
Net income (loss)	$3,001	535	(103)	-	3,433
Total assets	$1,277,213	9,678	119,431	(116,576)	1,289,746

	Nine months ended September 30, 2016
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$37,501	243	1	(1)	37,744
Interest expense	5,750	-	295	(1)	6,044
Net interest income (loss)	31,751	243	(294)	-	31,700
Provision for loan losses	2,025	-	-	-	2,025
Noninterest income	3,036	5,685	-	-	8,721
Noninterest expense	19,516	3,471	183	-	23,170
Net income before taxes	13,246	2,457	(477)	-	15,226
Income tax (provision) benefit	(4,686)	(909)	114	-	(5,481)
Net income (loss)	$8,560	1,548	(363)	-	9,745
Total assets	$1,277,213	9,678	119,431	(116,576)	1,289,746

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2016 as compared to the three and nine month periods ended September 30, 2015 and assesses our financial condition as of September 30, 2016 as compared to December 31, 2015. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;

●	Our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand, including our newly announced Raleigh, North Carolina market;
●	The time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	Changes in access to funding or increased regulatory requirements with regard to funding;
●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to attract and retain key personnel;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Cybersecurity breaches, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
●	Changes in monetary and tax policies;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting policies and practices; and
●	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission (the “SEC”).

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

At September 30, 2016, we had total assets of $1.29 billion, a 6.0% increase from total assets of $1.22 billion at December 31, 2015. The largest components of our total assets are net loans and securities which were $1.10 billion and $73.6 million, respectively, at September 30, 2016. Comparatively, our net loans and securities totaled $991.3 million and $95.5 million, respectively, at December 31, 2015. Our liabilities and shareholders’ equity at September 30, 2016 totaled $1.18 billion and $106.0 million, respectively, compared to liabilities of $1.12 billion and shareholders’ equity of $94.2 million at December 31, 2015. The principal component of our liabilities is deposits which were $1.05 billion and $985.7 million at September 30, 2016 and December 31, 2015, respectively. We received a short-term client deposit of approximately $40 million in June 2016; however, a majority of the deposit was withdrawn in early July 2016.

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

Our net income to common shareholders was $3.4 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $706 thousand, or 25.9%. Diluted earnings per share (“EPS”) was $0.51, for the third quarter of 2016 as compared to $0.41 for the same period in 2015. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest and income tax expenses.

Our net income to common shareholders was $9.7 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2.4 million, or 33.2%. Diluted EPS was $1.45 for the nine months ended September 30, 2016 as compared to $1.12 for the same period in 2015. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest and income tax expenses.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $10.9 million for the three month period ended September 30, 2016, a 10.6% increase over net interest income of $9.8 million for the same period in 2015. In comparison, our average earning assets increased 10.6%, or $115.2 million, during the third quarter of 2016 compared to the third quarter of 2015, while our interest-bearing liabilities increased by $65.8 million during the same period. Our net interest income was $31.7 million for the nine month period ended September 30, 2016, an 11.6% increase over net interest income of $28.4 million for the same period in 2015. In comparison, our average earning assets increased 12.5%, or $129.3 million, during the first nine months of 2016 compared to the first nine months of 2015, while our interest-bearing liabilities increased by $88.9 million during the same period. The increase in average earning assets is primarily related to an increase in average loans and investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2016 and 2015. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$22,611	$31	0.55%	$46,547	$33	0.28%
Investment securities, taxable	60,219	267	1.76%	45,114	251	2.21%
Investment securities, nontaxable(2)	21,095	206	3.89%	16,206	194	4.74%
Loans(3)	1,097,201	12,486	4.53%	978,051	11,362	4.61%
Total interest-earning assets	1,201,126	12,990	4.30%	1,085,918	11,840	4.33%
Noninterest-earning assets	60,801			54,918
Total assets	$1,261,927			$1,140,836
Interest-bearing liabilities
NOW accounts	$205,795	78	0.15%	$166,072	63	0.15%
Savings & money market	326,722	329	0.40%	280,117	284	0.40%
Time deposits	267,609	550	0.82%	295,282	594	0.80%
Total interest-bearing deposits	800,126	957	0.48%	741,471	941	0.50%
FHLB advances and other borrowings	122,308	980	3.19%	115,200	904	3.11%
Junior subordinated debentures	13,403	95	2.82%	13,403	83	2.46%
Total interest-bearing liabilities	935,837	2,032	0.86%	870,074	1,928	0.88%
Noninterest-bearing liabilities	221,797			180,494
Shareholders’ equity	104,293			90,268
Total liabilities and shareholders’ equity	$1,261,927			$1,140,836
Net interest spread			3.44%			3.45%
Net interest income (tax equivalent) / margin		$10,958	3.63%		$9,912	3.62%
Less: tax-equivalent adjustment(2)		78			74
Net interest income		$10,880			$9,838
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.63% for the three months ended September 30, 2016 compared to 3.62% for the third quarter of 2015. While the yield on our interest-earning assets decreased by three basis points, our net interest margin increased by one basis point during the 2016 period as our interest-earning assets grew by $115.2 million at an average rate of 4.30% compared to growth of $65.8 million in interest-bearing liabilities at an average cost of 0.86%.

Our average interest-earning assets increased by $115.2 million for the three months ended September 30, 2016 as compared to the same quarter in 2015, primarily related to an $119.2 million increase in our average loan balances during the 2016 period. However, the yield on our interest-earning assets decreased by three basis points driven by an eight basis point decrease in our loan yield. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $65.8 million during the third quarter of 2016 as compared to the third quarter of 2015, while the cost of our interest-bearing liabilities declined by two basis points during the same period. The slight reduction in cost during the 2016 period resulted primarily from a $58.7 million increase in our interest-bearing deposits which have a lower cost than our other interest-bearing liabilities. In addition, the cost of our other interest-bearing liabilities, of which 56% are at variable rates tied to LIBOR, increased in relation to current market rates and trends.

Our net interest spread was 3.44% for the three months ended September 30, 2016 compared to 3.45% for the same period in 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The three basis point reduction in yield on our interest-earning assets, slightly offset by the two basis point decrease in rate on our interest-bearing liabilities, resulted in a one basis point decrease in our net interest spread for the 2016 period.

	For the Nine Months Ended September 30,
			2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$27,746	$122	0.59%	$35,173	$79	0.30%
Investment securities, taxable	64,502	949	1.97%	43,112	777	2.41%
Investment securities, nontaxable (2)	20,745	634	4.08%	15,436	524	4.54%
Loans	1,052,804	36,280	4.60%	942,791	32,703	4.64%
Total interest-earning assets	1,165,797	37,985	4.35%	1,036,512	34,083	4.40%
Noninterest-earning assets	70,827			54,056
Total assets	$1,236,624			$1,090,568
Interest-bearing liabilities
NOW accounts	$201,257	242	0.16%	$168,080	213	0.17%
Savings & money market	325,271	999	0.41%	253,667	740	0.39%
Time deposits	269,780	1,650	0.82%	285,211	1,610	0.75%
Total interest-bearing deposits	796,308	2,891	0.48%	706,958	2,563	0.48%
Note payable and other borrowings	117,934	2,873	3.25%	118,374	2,678	3.02%
Junior subordinated debentures	13,403	280	2.79%	13,403	244	2.43%
Total interest-bearing liabilities	927,645	6,044	0.87%	838,735	5,485	0.87%
Noninterest-bearing liabilities	208,396			164,234
Shareholders’ equity	100,583			87,599
Total liabilities and shareholders’ equity	$1,236,624			$1,090,568
Net interest spread			3.48%			3.53%
Net interest income (tax equivalent) / margin		$31,941	3.66%		$28,598	3.69%
Less: tax-equivalent adjustment (2)		241			199
Net interest income		$31,700			$28,399
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.66% for the nine months ended September 30, 2016 compared to 3.69% for the first nine months of 2015. The decrease in net interest margin for the first nine months of 2016 as compared to the same period in 2015 was driven primarily by a five basis point reduction in the yield on our interest-earning assets.

Our average interest-earning assets increased by $129.3 million for the first nine months of 2016 as compared to the 2015 period due primarily to a $110.0 million increase in our average loan balances for the 2016 period. However, the yield on our interest-earning assets decreased by five basis points due primarily to a four basis point decrease in our loan yield combined with a lower yield on our investment securities. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $88.9 million during the nine months ended September 30, 2016 as compared to the first nine months of 2015. Both the cost of our interest-bearing liabilities and interest-bearing deposits remained flat during the same period, despite the $89.4 million increase in our average interest-bearing deposits. In addition, the cost of our other interest-bearing liabilities, of which 56% are at variable rates tied to LIBOR, increased in relation to current market rates and trends.

Our net interest spread was 3.48% for the nine months ended September 30, 2016 compared to 3.53% for the same period in 2015. The five basis point decrease in our net interest spread for the 2016 period was driven by the five basis point reduction in yield on our interest-earning assets.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2016 vs. 2015				September 30, 2015 vs. 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,343	(195)	(24)	1,124	$1,781	(210)	(38)	1,533
Investment securities	116	(69)	(23)	24	(15)	(15)	1	(29)
Federal funds sold	(18)	32	(16)	(2)	6	3	-	9
Total interest income	1,441	(232)	(63)	1,146	1,772	(222)	(37)	1,513
Interest expense
Deposits	85	(63)	(6)	16	144	66	13	223
FHLB advances and other borrowings	54	21	1	76	(75)	17	(1)	(59)
Junior subordinated debt	-	12	-	12	-	2	-	2
Total interest expense	139	(30)	(5)	104	69	85	12	166
Net interest income	$1,302	(202)	(58)	1,042	$1,703	(307)	(49)	1,347

Net interest income, the largest component of our income, was $10.9 million for the three-month period ended September 30, 2016 and $9.8 million for the three months ended September 30, 2015, a $1.0 million, or 10.6%, increase during the third quarter of 2016. The increase in net interest income is due to a $1.1 million increase in interest income, partially offset by a $104,000 increase in interest expense. During the third quarter of 2016, the primary driver of the increase in net interest income was the $115.2 million increase in our average interest-earning assets as compared to the third quarter of 2015.

	Nine Months Ended
	September 30, 2016 vs. 2015				September 30, 2015 vs. 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,713	(122)	(14)	3,577	$5,255	(428)	(80)	4,747
Investment securities	495	(175)	(80)	240	(223)	(63)	10	(276)
Federal funds sold	(17)	76	(16)	43	13	10	2	25
Total interest income	4,191	(221)	(110)	3,860	5,045	(481)	(68)	4,496
Interest expense
Deposits	382	(47)	(7)	328	398	60	11	469
Note payable and other	(10)	206	(1)	195	(147)	(23)	1	(169)
Junior subordinated debt	-	36	-	36	-	3	-	3
Total interest expense	372	195	(8)	559	251	40	12	303
Net interest income	$3,819	(416)	(102)	3,301	$4,794	(521)	(80)	4,193

Net interest income for the nine months ended September 30, 2016 was $31.7 million compared to $28.4 million for the first nine months ended September 30, 2015, a $3.3 million, or 11.6% increase during the first nine months of 2016. The increase in net interest income is due to a $3.9 million increase in interest income, offset in part by a $559,000 increase in interest expense. The $129.3 million increase in average earning assets during the nine months ended September 30, 2016 as compared to nine months ended September 30, 2015 was the primary driver of the increase in net interest income during the 2016 period.

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

For the three and nine months ended September 30, 2016, we incurred a noncash expense related to the provision for loan losses of $825,000 and $2.0 million, respectively, which resulted in an allowance for loan losses of $14.5 million, or 1.30% of gross loans, for the 2016 period. For the three and nine months ended September 30, 2015, our provision for loan losses of $875,000 and $2.5 million, respectively, resulted in an allowance for loan losses of $13.4 million, or 1.35% of gross loans, for the 2015 period. During the past 12 months, our loan balances increased by $120.9 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Mortgage banking income	$2,003	1,332	5,685	3,816
Service fees on deposit accounts	269	230	732	676
Income from bank owned life insurance	187	167	553	498
Gain on sale of investment securities	106	2	431	297
Other income	452	393	1,320	1,093
Total noninterest income	$3,017	2,124	8,721	6,380

Noninterest income increased $893,000, or 42.0%, for the third quarter of 2016 as compared to the same period in 2015. The increase in total noninterest income during this 2016 period resulted primarily from the following:

●

Mortgage banking income increased by $671,000, or 50.4%, driven primarily by a transition to mandatory delivery of mortgage loans to the secondary market in April 2016 (which traditionally results in a higher profit margin upon sale) combined with an increased volume of loans originated. In addition, we have added two mortgage originators to our mortgage team within the past 12 months which has contributed to the increased volume in mortgage loan originations.

●	Service fees on deposit accounts increased $39,000, or 17.0%, driven by increased non-sufficient funds (“NSF”) and overdraft fee income.
●	Gain on sale of investment securities increased to $106,000 for the third quarter of 2016.
●	Other income increased $59,000, or 15.0%, driven by increased appraisal review fees, rental income, ATM and debit card exchange income, and wire transfer fees.

Noninterest income increased $2.3 million, or 36.7%, during the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in total noninterest income during the nine months ended September 30, 2016 resulted primarily from a $1.9 million increase in mortgage banking income, a $56,000 increase in service fees on deposit accounts, a $55,000 increase in income from bank owned life insurance, a $134,000 increase in gain on sale of investment securities, and a $227,000 increase in other income which consists primarily of loan fee income from late charges, line of credit fees, and appraisal review fees; ATM and debit card transactions; wire transfer fees; and rent income from tenants at our Columbia, South Carolina office.

In accordance with the requirement set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $220,000 and $201,000 for the three months ended September 30, 2016 and 2015, respectively, and $641,000 and $573,000 for the nine months ended September 30, 2016 and 2015, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Compensation and benefits	$4,948	$4,313	14,353	12,695
Occupancy	908	845	2,670	2,424
Real estate owned expenses	81	148	725	1,003
Data processing and related costs	690	588	1,916	1,747
Insurance	227	215	678	630
Professional fees	326	180	864	646
Marketing	195	217	625	677
Other	425	365	1,339	1,155
Total noninterest expense	$7,800	$6,871	23,170	20,977

Noninterest expense was $7.8 million for the three months ended September 30, 2016, a $929,000, or 13.5%, increase from noninterest expense of $6.9 million for the three months ended September 30, 2015. Significant fluctuations in noninterest expenses resulted from the following:

●

Compensation and benefits expense increased $635,000, or 14.7%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $1.0 million driven by the cost of 10 additional employees, four of which were hired in conjunction with the opening of our new office in Raleigh, North Carolina, with the remainder being hired to support our mortgage department as well as service our clients and support loan and deposit growth. Incentive compensation increased by $127,000, while benefits expense decreased by $79,000 during the 2016 period. The increase in incentive compensation related to the additional number of employees at September 30, 2016 while the decrease in benefits expenses was driven by a decrease in retirement expenses for the 2016 period.

●	Occupancy expenses increased by $63,000, or 7.5%, driven by increased rent expense as well as additional insurance and property tax expenses on the properties we own.
●	Data processing and related costs increased by $102,000, or 17.3%, driven by increased software licensing and maintenance costs as well as ATM/Debit card related expenses.
●

Professional fees increased by $146,000, or 81.1%, due to increased legal and accounting costs primarily related to the increased size of our institution as well as professional service fees related to our mortgage operations.

●	Other noninterest expenses increased by $60,000, or 16.4%, driven by an increase in travel and entertainment expenses, collection expenses, and deposit account losses.

Partially offsetting the increases in noninterest expense was a decrease in real estate owned expenses of $67,000, or 45.3%, due primarily to a loss on sale of property during the 2015 period.

Our efficiency ratio was 56.1% for the third quarter of 2016 compared to 57.4% for the same period in 2015. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

Noninterest expense for the nine months ended September 30, 2016 increased 10.5%, or $2.2 million, as compared to the nine months ended September 30, 2015. The increase was driven primarily by the $1.7 million increase in compensation and benefits expense which relates to the 10 additional employees during the 2016 period, as stated above. In addition, noninterest expense also included increases of $246,000 in occupancy expense, $169,000 in data processing and related costs, $218,000 in professional fees, and $184,000 in other noninterest expenses. Partially offsetting the increases in noninterest expense was a decrease of $278,000 in real estate owned expenses during the first nine months of 2016.

We incurred income tax expense of $1.8 million for the three months ended September 30, 2016 as compared to $1.5 million during the same period in 2015. Income tax expense for the nine months ended September 30, 2016 was $5.5 million as compared to $4.0 million for the same period of 2015. Our effective tax rate was 36.0% and 35.3% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate during the 2016 period is primarily a result of the lesser impact of tax-exempt income.

BALANCE SHEET REVIEW

Investment Securities
At September 30, 2016, the $73.6 million in our investment securities portfolio represented approximately 5.7% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $67.9 million and an amortized cost of $66.8 million resulting in an unrealized gain of $1.1 million. At December 31, 2015, the $95.5 million in our investment securities portfolio represented approximately 7.8% of our total assets. At December 31, 2015, we held investment securities available for sale with a fair value and amortized cost of $89.9 million for an unrealized loss of $6,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2016 and 2015 were $1.05 billion and $931.6 million, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2016 and December 31, 2015 were $1.11 billion and $1.00 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2016, our loan portfolio included $905.0 million, or 81.2%, of real estate loans. As of December 31, 2015, real estate loans made up 81.4% of our loan portfolio and totaled $818.1 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $132.6 million as of September 30, 2016, of which approximately 37% were in a first lien position, while the remaining balance was second liens, compared to $116.6 million as of December 31, 2015, with approximately 33% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $91,000 and a loan to value of 72% as of September 30, 2016, compared to an average loan balance of $91,000 and a loan to value of approximately 70% as of December 31, 2015. Further, 0.6% of our total home equity lines of credit were over 30 days past due as of both September 30, 2016 and December 31, 2015.

Following is a summary of our loan composition at September 30, 2016 and December 31, 2015. During the first nine months of 2016, our loan portfolio increased by $109.2 million, or 10.9%. Our commercial and consumer loan portfolios experienced similar growth during the nine months ended September 30, 2016 with a 10.6% increase in commercial loans and an 11.3% increase in consumer loans during the period. Of the $109.2 million in loan growth during the first nine months of 2016, $86.9 million of the increase was in loans secured by real estate, and $19.7 million in commercial business loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $336,000, compared to $309,000 at December 31, 2015, a term of nine years, and an average rate of 4.37% as of both September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$267,652	24.0%	$236,083	23.5%
Non-owner occupied RE	235,273	21.1%	205,604	20.5%
Construction	30,564	2.7%	41,751	4.1%
Business	191,439	17.2%	171,743	17.1%
Total commercial loans	724,928	65.0%	655,181	65.2%

Consumer
Real estate	210,356	18.9%	174,802	17.4%
Home equity	132,623	11.9%	116,563	11.6%
Construction	28,568	2.6%	43,318	4.3%
Other	17,624	1.6%	15,080	1.5%
Total consumer loans	389,171	35.0%	349,763	34.8%
Total gross loans, net of deferred fees	1,114,099	100.0%	1,004,944	100.0%
Less—allowance for loan losses	(14,478)		(13,629)
Total loans, net	$1,099,621		$991,315

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2016 and December 31, 2015, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2016	December 31, 2015
Commercial	$4,631	5,653
Consumer	533	263
Nonaccruing troubled debt restructurings	441	701
Total nonaccrual loans	5,605	6,617
Other real estate owned	1,885	2,475
Total nonperforming assets	$7,490	9,092

At September 30, 2016, nonperforming assets were $7.5 million, or 0.58% of total assets and 0.67% of gross loans. Comparatively, nonperforming assets were $9.1 million, or 0.75% of total assets and 0.90% of gross loans at December 31, 2015. Nonaccrual loans were $5.6 million at September 30, 2016, a $1.0 million decrease from December 31, 2015. During the first nine months of 2016, seven loans were put on nonaccrual status and nine nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2016 and 2015 was approximately $341,000 and $286,000, respectively.

Nonperforming assets include other real estate owned which totaled $1.9 million at September 30, 2016, a $590,000 decrease from December 31, 2015. The balance at September 30, 2016 includes six commercial properties totaling $1.5 million and three residential properties totaling $364,000. All of these properties are located in the Upstate of South Carolina and Georgia. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2016.

At September 30, 2016 and 2015, the allowance for loan losses represented 258.3% and 186.0% of the total amount of nonperforming loans, respectively. A significant portion, or 98%, of nonperforming loans at September 30, 2016 is secured by real estate. Our nonperforming loans have been written down to approximately 57% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $14.5 million as of September 30, 2016 to be adequate.

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

In addition, at September 30, 2016, 81.2% of our loans are collateralized by real estate and 88.0% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2016, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2016, impaired loans totaled $14.4 million for which $9.1 million of these loans have a reserve of approximately $2.8 million allocated in the allowance. During the first nine months of 2016, the average recorded investment in impaired loans was approximately $14.8 million. Comparatively, impaired loans totaled $13.9 million at December 31, 2015, and $9.4 million of these loans had a reserve of approximately $4.2 million allocated in the allowance. During 2015, the average recorded investment in impaired loans was approximately $14.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2016, we determined that we had loans totaling $9.2 million that we considered TDRs. As of December 31, 2015, we had loans totaling $8.0 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $14.5 million and $13.4 million at September 30, 2016 and 2015, respectively, or 1.30% of outstanding loans at September 30, 2016 and 1.34% of outstanding loans at September 30, 2015. At December 31, 2015, our allowance for loan losses was $13.6 million, or 1.36% of outstanding loans, and we had net loans charged-off of $1.3 million for the year ended December 31, 2015.

During the nine months ended September 30, 2016, we charged-off $1.5 million of loans and recorded $286,000 of recoveries on loans previously charged-off, for net charge-offs of $1.2 million, or 0.15% of average loans, annualized. Comparatively, we charged-off $1.0 million of loans and recorded $156,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $884,000, or 0.13% of average loans, annualized, for the first nine months of 2015.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended
	September 30,		Year ended
(dollars in thousands)	2016	2015	December 31, 2015
Balance, beginning of period	$13,629	$11,752	11,752
Provision	2,025	2,500	3,200
Loan charge-offs	(1,462)	(1,040)	(1,508)
Loan recoveries	286	156	185
Net loan charge-offs	(1,176)	(884)	(1,323)
Balance, end of period	$14,478	$13,368	13,629

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

Our retail deposits represented $976.1 million, or 93.4% of total deposits at September 30, 2016, while our out-of-market, or brokered, deposits represented $68.9 million, or 6.6% of our total deposits at September 30, 2016. At December 31, 2015, retail deposits represented $926.8 million, or 94.0% of our total deposits, and brokered CDs were $58.9 million, representing 6.0% of our total deposits. Our loan-to-deposit ratio was 107% at September 30, 2016 and 102% at December 31, 2015.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Non-interest bearing	$222,165	189,686
Interest bearing:
NOW accounts	212,880	194,835
Money market accounts	317,253	311,167
Savings	14,040	10,806
Time, less than $100,000	52,496	60,153
Time and out-of-market deposits, $100,000 and over	226,241	219,086
Total deposits	$1,045,075	985,733

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $880.4 million and $840.2 million at September 30, 2016, and December 31, 2015, respectively. In late June 2016, we received a short-term deposit of approximately $40 million into a NOW account; however, a majority of this deposit was withdrawn in early July 2016.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended
	September 30,
	2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$198,166	-%	$155,921	-%
Interest bearing demand deposits	201,257	0.16%	168,080	0.17%
Money market accounts	312,833	0.42%	244,787	0.40%
Savings accounts	12,438	0.05%	8,880	0.07%
Time deposits less than $100,000	56,034	0.73%	61,564	0.76%
Time deposits greater than $100,000	213,746	0.84%	223,647	0.75%
Total deposits	$994,474	0.39%	$862,879	0.40%

During the twelve months ended September 30, 2016, our average transaction account balances increased by $147.0 million, or 25.5%, from the nine months ended September 30, 2015, while our average time deposit balances decreased by $15.4 million during the same twelve-month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2016 was as follows:

(dollars in thousands)	September 30, 2016
Three months or less	$72,396
Over three through six months	39,364
Over six through twelve months	67,701
Over twelve months	46,780
Total	$226,241

Included in time deposits of $100,000 or more at September 30, 2016 is $68.9 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.75%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2016 and December 31, 2015 were $164.7 million and $145.5 million, respectively.

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

At September 30, 2016 and December 31, 2015, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $41.9 million and $62.9 million, or 3.2% and 5.2% of total assets, respectively. Our investment securities at September 30, 2016 and December 31, 2015 amounted to $73.6 million and $95.5 million, or 5.7% and 7.8% of total assets, respectively. The decrease in liquid assets and investment securities is primarily attributable to our intentional decrease of these asset classes in favor of funding new loan growth. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 55% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. In addition, approximately 20% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at September 30, 2016.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2016 was $144.9 million, based on the Bank’s $5.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2016 and December 31, 2015 we had $103.0 million and $114.9 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at September 30, 2016. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity at September 30, 2016 was $106.0 million. At December 31, 2015, total shareholders’ equity was $94.2 million. The $11.8 million increase from December 31, 2015 is primarily related to net income of $9.7 million during the first nine months of 2016, combined with a $740,000 increase in accumulated other comprehensive income and $1.3 million related to equity compensation transactions.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2016 and the year ended December 31, 2015. Since our inception, we have not paid cash dividends.

	September 30, 2016	December 31, 2015
Return on average assets	1.05%	0.90%
Return on average equity	12.94%	11.42%
Return on average common equity	12.94%	11.42%
Average equity to average assets ratio	8.13%	7.93%
Tangible common equity to assets ratio	8.22%	7.74%

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

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015, for us. The requirements in the rule will be fully phased in by January 1, 2019.

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

It is management’s belief that, as of September 30, 2016, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2016
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$128,183	11.77%	87,120	8.00%	108,899	10.00%
Tier 1 Capital (to risk weighted assets)	114,560	10.52%	65,120	6.00%	87,120	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	114,560	10.52%	49,005	4.50%	70,785	6.50%
Tier 1 Capital (to average assets)	114,560	9.10%	56,633	4.00%	62,925	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2016
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	131,910	12.11%	87,120	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	118,287	10.86%	65,340	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	105,287	9.67%	49,005	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	118,287	9.38%	50,454	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2016, unfunded commitments to extend credit were $214.9 million, of which $55.2 million was at fixed rates and $159.6 million was at variable rates. At December 31, 2015, unfunded commitments to extend credit were $194.7 million, of which approximately $61.8 million was at fixed rates and $133.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At both September 30, 2016 and December 31, 2015, there were commitments under letters of credit for $4.7 million and $4.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	5.63%
Up 200 basis points	4.50%
Up 100 basis points	2.48%
Base	-
Down 100 basis points	(6.06)%
Down 200 basis points	(9.33)%
Down 300 basis points	(11.78)%

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part 1, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q and in our other filings with the SEC.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 31, 2016	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2016	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.