Form 10-K
period 2016-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2017-03-03
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2016.

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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2016 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2016), was $136,831,609.

6,466,945 shares of the registrant’s common stock were outstanding as of February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;

•	Changes in access to funding or increased regulatory requirements with regard to funding;

•	Changes in deposit flows;

•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to attract and retain key personnel;

•	Changes in the interest rate environment which could reduce anticipated or actual margins;

•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Cybersecurity breaches, including potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;

•	Changes in monetary and tax policies;

•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting policies and practices; and

•	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”), headquartered in Greenville, South Carolina, is a bank holding company incorporated in March 1999 under the laws of South Carolina that owns all of the capital stock of Southern First Bank (the “Bank”), a South Carolina state bank, and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”). The Bank is a commercial bank with nine retail offices located in Greenville, Columbia and Charleston, South Carolina. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) and providing commercial, consumer and mortgage loans to the general public. The Trusts are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities. As of January 2017, we have obtained regulatory approval to open a full service retail office in Raleigh, North Carolina. This will be our first retail office outside of South Carolina.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We have historically insisted that the identification of talented bankers drives our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $115 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to our local competitors.

We have also made significant investments in our IT systems and technology offerings to our clients that we believe will continue to drive low-cost deposit growth. For example, we launched our mobile banking platform in early 2014, and since then we have successfully registered nearly 5,200 mobile devices and expect that our active users will increase significantly in the coming years. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks, and we will continue to invest in the latest technology solutions to ensure we meet the evolving needs of our clients and maintain this competitive advantage over other community banks.

Attractive South Carolina Markets. We have nine banking offices located in Greenville, Columbia, and Charleston, South Carolina, which are the three largest markets in South Carolina.  The following table illustrates our market share, by insured deposits as of the dates indicated, in these primary markets:

		Our Market Deposits
Market(1)	Total Offices	June 30, 2016	Total Market Deposits(2)	Rank(2)	Market Share(2)

Greenville	4	618,817	10,507,203	5 of 31	5.89%
Columbia	3	224,589	17,190,799	9 of 21	1.31%
Charleston	2	210,346	9,941,315	12 of 28	2.12%

(1)	Represents Greenville County, Richland and Lexington counties in Columbia, and Charleston County.
(2)	The total market deposits, rank and market share data displayed are as of June 30, 2016 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. Greenville County is South Carolina’s most populous county with an estimated 492,000 residents as of July 1, 2015 and is also one of the state’s wealthiest counties with estimated median household income of $51,000 for 2015. A large and diverse metropolitan area, Greenville County is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. Richland County is the second largest county in the state with an estimated population of 407,000 residents as of July 1, 2015. Lexington County is the sixth largest county in South Carolina with an estimated population of 282,000 as of July 1, 2015. The median household income for Richland County and Lexington County was $49,000 and $54,000, respectively, for 2015.

Charleston. The city of Charleston is the second largest city in the state and is located in Charleston County, South Carolina, which is the third largest county in the state with an estimated population of 389,000 as of July 1, 2015. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for Charleston County was approximately $53,000 for 2015. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by Art Seaver, Justin Strickland, and Mike Dowling who lead a team of 30 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

The management team is complemented by a dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2016, our executive officers and board of directors owned an aggregate of 981,725 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 14.61% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 179 full-time equivalent employees as of December 31, 2016. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We pride ourselves on maintaining excellent relations with all of our employees. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2016, 79% of deposits were acquired through our office network, 20% came through the commercial remote deposit capture channel and the remaining 1% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

We will continue to expand our franchise, but only in a controlled manner. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also choose to enter new, metropolitan markets contiguous to, or nearby, our current South Carolina footprint, such as our recently announced expansion in Raleigh, North Carolina, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2016, we had net loans of $1.15 billion, representing 85.7% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2016, our average loan size was approximately $246,000. Excluding home equity lines of credit, the average loan size was approximately $291,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2016, our 10 largest client loan relationships represented approximately $101.5 million, or 8.7%, of our loan portfolio.

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

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2016, approximately $105.3 million, or 9.1% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 93 loans totaling approximately $36.6 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2016, the maximum amount we could lend to one borrower is $19.9 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2016 is $13.9 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2016, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 81.1% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 17.4% and 1.5%, respectively, of our total loan portfolio at December 31, 2016.

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

The following describes the types of loans in our loan portfolio.

•	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2016, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $525.5 million, or approximately 45.2% of our loan portfolio. Of our commercial real estate loan portfolio, $239.6 million in loans were non-owner occupied properties, representing 31.5% of our commercial real estate portfolio and 20.6% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $285.9 million in loans or 37.6% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 24.6% of our total loan portfolio. At December 31, 2016, our individual commercial real estate loans ranged in size from approximately $10,000 to $10.5 million, with an average loan size of approximately $584,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2016, total commercial and consumer construction loans amounted to $65.3 million, or 5.6% of our loan portfolio. Commercial construction loans represented $33.4 million, or 2.9%, of our total loan portfolio, while consumer construction loans represented $31.9 million, or 2.7% of our total loan portfolio. At December 31, 2016, our commercial construction real estate loans ranged in size from approximately $100,000 to $8.5 million, with an average loan balance of approximately $720,000. At

December 31, 2016, our consumer or residential construction loans ranged in size from approximately $100,000 to $2.3 million, with an average loan size of approximately $321,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

•	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2016, commercial business loans amounted to $202.6 million, or 17.4% of our loan portfolio, and ranged in size from approximately $5,000 to $4.8 million, with an average loan size of approximately $171,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2016, we had originated one loan utilizing government enhancements.

•	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2016, consumer real estate loans (other than construction loans) amounted to $352.7 million, or 30.3% of our loan portfolio. Included in the consumer real estate loans was $215.6 million, or 18.5% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $137.1 million, or 11.8% of our total loan portfolio. At December 31, 2016, our individual residential real estate loans ranged in size from $15,000 to $2.5 million, with an average loan size of approximately $341,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2016, our individual home equity lines of credit ranged in size from $5,000 to $2.4 million, with an average of approximately $91,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

•	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2016, consumer loans other than real estate amounted to $17.6 million, or 1.5% of our loan portfolio, and ranged in size from $100 to $950,000, with an average loan size of approximately $10,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented $59.1 million, or 5.4%, of total deposits at December 31, 2016. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. We currently have nine retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2016, the most recent date for which market data is available, there were 31 financial institutions in our primary market of Greenville County, 21 financial institutions in the Columbia market, and 28 financial institutions in the Charleston market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2016, we employed a total of 179 full-time equivalent employees. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
•	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies,
•	Granting new authority to the FDIC as liquidator and receiver,
•	Changing the manner in which deposit insurance assessments are made,
•	Requiring regulators to modify capital standards,
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”),
•	Capping interchange fees that banks charge merchants for debit card transactions,
•	Imposing more stringent requirements on mortgage lenders, and
•	Limiting banks’ proprietary trading activities.

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

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

It is management’s belief that, as of December 31, 2016, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “Southern First Bank – Dividends.”

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.
•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.
•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2016, the Bank was deemed to be “well capitalized.”

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. In addition, following the fourth consecutive quarter (and any applicable phase-in period) where an institution’s total consolidated assets equal or exceed $10 billion, the FDIC will use a performance score and a loss-severity score to calculate an initial assessment rate. In calculating these scores, the FDIC uses an institution’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

The FDIC’s deposit insurance fund is currently underfunded, and the FDIC has raised assessment rates and imposed special assessments on certain institutions during recent years to raise funds. Under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund is 1.35% of the estimated total amount of insured deposits. In October 2010, the FDIC adopted a restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In addition, FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

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

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and

testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “USA PATRIOT Act”), enacted in 2001 and renewed through 2019. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions that have not complied with these requirements.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On December 16, 2015 and December 14, 2016, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, the first increases in several years. Further increases may occur in 2017, but, if so, there is no announced timetable.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposal rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

The Company is a stand-alone entity with its own liquidity needs to service its debt or other obligations. Other than dividends from the Bank, the Company does not have additional means of generating liquidity without obtaining additional debt or equity funding. If we are unable to receive dividends from the Bank or obtain additional funding, we may be unable to pay our debt or other obligations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets have improved since the end of the economic recession, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions negatively affect these businesses in the markets in which we operate, our business, financial condition, and results of operations may be adversely affected.

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

R. Arthur Seaver, Jr., our chief executive officer, F. Justin Strickland, our president, and Michael D. Dowling, our chief financial officer, each has extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of any of these individuals, they would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including our other executive vice presidents. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

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

We may expand into new markets, as we did in Columbia, South Carolina in 2007, Charleston, South Carolina in 2012, and Raleigh, North Carolina in January 2017. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. These activities would involve a number of risks, including:

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

As of December 31, 2016, approximately 81% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2016, 48.0% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. While economic conditions and real estate in our local markets have improved since the end of the economic recession, a return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2016, commercial business loans comprised 17.4% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2016, 48.0% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. As of December 31, 2016, approximately 75% of our loan portfolio was in fixed rate loans, while only 25% was in variable rate loans. In a rising rate environment, the higher percentage of fixed rate loans could have an adverse effect on our profitability. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.

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

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

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

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank's main office is located at 100 Verdae Boulevard, Suite 100, Greenville, South Carolina 29607. In addition, we currently operate eight additional offices located in Greenville, Columbia and Charleston, South Carolina and one office in Raleigh, North Carolina. We lease three of our offices and own the remaining locations. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 1,200 shareholders of record on February 24, 2017.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2016 and 2015.

2016	High	Low
First Quarter	$25.74	$21.66
Second Quarter	25.81	23.71
Third Quarter	29.21	24.94
Fourth Quarter	36.15	26.00

2015
First Quarter	$18.00	$16.25
Second Quarter	18.24	17.00
Third Quarter	21.22	17.77
Fourth Quarter	22.90	19.52

Dividends

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

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2016. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	215,776	$5.91	-
2010 Stock Incentive Plan – options	426,427	14.74	54,765
2010 Stock Incentive Plan – restricted stock	-	-	15,924
2016 Equity Incentive Plan – options	-	-	400,000
2016 Equity Incentive Plan – restricted stock	-	-	50,000
Total	642,203	$11.77	520,689

(1)	Under the terms of the 2000 Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to be reissued as non-qualified stock option awards.

Stock Performance Graph

The performance graph below compares the Company’s cumulative total return over the most recent five-year period with the SNL Southeast Bank Index, a banking industry performance index for the southeastern United States, and the Russell 2000 Index, a small-cap stock market index which the Company was added to in June 2016. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share.

	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Southern First Bancshares	$100.00	$146.15	$225.08	$292.77	$372.31	$609.23
SNL Southeast Bank Index	$100.00	$163.01	$224.32	$256.55	$252.64	$331.30
Russell 2000 Index	$100.00	$113.98	$161.09	$170.60	$163.91	$196.45

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Total assets	$1,340,908	1,217,293	1,029,865	890,831	797,998
Investment securities	70,222	95,471	61,546	73,556	86,016
Loans (1)	1,163,644	1,004,944	871,446	733,656	645,949
Allowance for loan losses	14,855	13,629	11,752	10,213	9,091
Deposits	1,091,151	985,733	788,907	680,319	576,299
FHLB advances and other borrowings	115,200	115,200	135,200	124,100	124,100
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Common equity	109,872	94,240	82,992	50,366	47,826
Preferred stock	-	-	-	15,299	16,299
Shareholders’ equity	109,872	94,240	82,992	65,665	64,125
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$51,191	$46,030	39,948	36,118	34,698
Interest expense	8,192	7,501	6,908	7,097	8,702
Net interest income	42,999	38,529	33,040	29,021	25,996
Provision for loan losses	2,300	3,200	4,175	3,475	4,550
Net interest income after provision for loan losses	40,699	35,329	28,865	25,546	21,446
Noninterest income	10,846	8,416	5,780	3,802	3,762
Noninterest expenses	31,176	28,209	24,907	21,812	19,513
Income before income tax expense	20,369	15,536	9,738	7,536	5,695
Income tax expense	7,333	5,369	3,113	2,416	1,833
Net income	13,036	10,167	6,625	5,120	3,862
Preferred stock dividends	-	-	915	771	840
Discount accretion	-	-	-	-	360
Redemption of preferred stock	-	-	-	(20)	(96)
Net income available to common shareholders	$ 13,036	10,167	5,710	4,369	2,758
PER COMMON SHARE DATA (2)
Basic	$2.06	1.64	1.15	1.02	0.65
Diluted	1.94	1.55	1.10	0.98	0.64
Book value	17.00	14.98	13.34	11.66	11.26
Weighted average number of common shares outstanding:
Basic, in thousands	6,318	6,205	4,981	4,280	4,230
Diluted, in thousands	6,721	6,561	5,201	4,459	4,340
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	1.04%	0.90%	0.69%	0.61%	0.50%
Return on average equity	12.73%	11.42%	8.92%	7.88%	6.03%
Return on average common equity	12.73%	11.42%	12.03%	8.81%	5.79%
Net interest margin, tax equivalent(3)	3.63%	3.63%	3.68%	3.71%	3.61%
Efficiency ratio (4)	57.90%	60.09%	64.16%	66.45%	65.57%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.53%	0.90%	1.14%	1.29%	1.53%
Nonperforming assets to total assets	0.46%	0.75%	0.97%	1.07%	1.24%
Net charge-offs to average total loans	0.10%	0.14%	0.33%	0.34%	0.71%
Allowance for loan losses to nonperforming loans	270.95%	205.98%	176.72%	122.50%	111.32%
Allowance for loan losses to total loans	1.28%	1.36%	1.35%	1.39%	1.41%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.11%	11.95%	12.51%	12.22%	13.05%
Tier 1 risk-based capital ratio	10.86%	10.70%	11.25%	10.96%	11.80%
Leverage ratio	9.42%	8.78%	9.52%	9.13%	9.65%
Common equity tier 1 ratio(5)	9.71%	9.40%	7.76%	7.09%	7.25%
Common equity(6)	8.19%	7.74%	8.06%	5.65%	5.99%
Growth Ratios:
Change in assets	10.15%	18.20%	15.61%	11.63%	3.94%
Change in loans	15.79%	15.32%	18.78%	13.94%	7.86%
Change in deposits	10.69%	24.95%	15.96%	18.05%	2.38%
Change in net income to common shareholders	28.22%	78.06%	30.69%	58.41%	192.16%
Change in earnings per common share - diluted	25.16%	40.91%	12.24%	53.13%	190.91%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	Adjusted for all years presented giving retroactive effect to 10% stock dividends in 2012 and 2013.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	Noninterest expense divided by the sum of net interest income and noninterest income.
(5)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(6)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this Annual Report on Form 10-K.

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

At December 31, 2016, we had total assets of $1.34 billion, a 10.2% increase from total assets of $1.22 billion at December 31, 2015. The largest components of our total assets are loans and securities which were $1.16 billion and $70.2 million, respectively, at December 31, 2016. Comparatively, our loans and securities totaled $1.0 billion and $95.5 million, respectively, at December 31, 2015. Our liabilities and shareholders’ equity at December 31, 2016 totaled $1.23 billion and $109.9 million, respectively, compared to liabilities of $1.12 billion and shareholders’ equity of $94.2 million at December 31, 2015. The principal component of our liabilities is deposits which were $1.09 billion and $985.7 million at December 31, 2016 and 2015, respectively.

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

Our net income for the year ended December 31, 2016 was $13.0 million, a 28.2% increase from $10.2 million for the year ended December 31, 2015. Net income to common shareholders was $13.0 million, or diluted earnings per share (“EPS”) of $1.94, for the year ended December 31, 2016 as compared to a net income to common shareholders of $10.2 million, or diluted EPS of $1.55 for the year ended December 31, 2015. The increase in net income resulted primarily from increases in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by increases in noninterest expense and income tax expense. In addition, our net income increased by $3.5 million, or 53.5%, during the year ended December 31, 2015 as compared to net income of $6.6 million for the year ended December 31, 2014 while net income to common shareholders increased by $4.5 million, or 78.1%, during the 2015 period as compared to a net income to common shareholders of $5.7 million for the year ended December 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2016.

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

Derivatives

Derivative instruments are used in relation to our mortgage banking activities and require significant judgment and estimates in determining their fair value. We hold derivative instruments, which consist of rate lock agreements related to expected funding of fixed-rate mortgage loans to customers (“interest rate lock commitments”) and forward commitments to sell mortgage-backed securities and individual fixed-rate mortgage loans (“forward commitments”). Our objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale. Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value. Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in current period earnings in mortgage banking within the noninterest income section of the consolidated statements of income.

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

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments generally include securities traded on active exchange markets, such as the New York Stock Exchange, as well as securities that are traded by dealers or brokers in active over-the-counter markets. Instruments we classify as Level 1 are instruments that have been priced directly from dealer trading desks and represent actual prices at which such securities have traded within active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques, such as matrix pricing, for which all significant assumptions are observable in the market. Instruments we classify as Level 2 include securities that are valued based on pricing models that use relevant observable information generated by transactions that have occurred in the market place that involve similar securities.
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

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

Other Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value less selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2016, 2015, and 2014, our net interest income was $43.0 million, $38.5 million, and $33.0 million, respectively. The $4.5 million, or 11.6%, increase in net interest income during 2016 was driven by a $125.6 million increase in average earning assets, partially offset by a $75.8 million increase in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is driven by an increase in interest-bearing deposits. During

2015, our net interest income increased $5.5 million, or 16.6%, while average interest-earning assets increased $161.3 million and average interest-bearing liabilities increased by $108.6 million.

Interest income for the years ended December 31, 2016, 2015, and 2014 was $51.2 million, $46.0 million, and $39.9 million, respectively. A significant portion of our interest income relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 96.3% of our interest income related to interest on loans during 2016, 96.3% during 2015 and 95.4% during 2014. Also, included in interest income on loans was $816,000, $1.1 million and $894,000, for the years ended December 31, 2016, 2015 and 2014, respectively, related to the net amortization of loan fees and capitalized loan origination costs.

Interest expense was $8.2 million, $7.5 million, and $6.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 represented 48.1%, 47.8%, and 40.8%, respectively, of total interest expense, while interest expense on borrowings represented 51.9%, 52.2%, and 59.2%, respectively, of total interest expense.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2016, 2015, and 2014. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2016, 2015 and 2014. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2016			2015			2014
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold	$28,325	$165	0.58%	$44,299	$137	0.31%	$28,208	$72	0.26%
Investment securities, taxable	61,410	1,196	1.95%	48,029	1,119	2.33%	47,672	1,258	2.64%
Investment securities, nontaxable (1)	20,550	832	4.05%	16,477	739	4.48%	20,293	848	4.18%
Loans (2)	1,083,676	49,315	4.55%	959,531	44,316	4.62%	810,822	38,092	4.70%
Total earning assets	1,193,961	51,508	4.31%	1,068,336	46,311	4.33%	906,995	40,270	4.44%
Nonearning assets	61,033			55,313			50,729
Total assets	$1,254,994			$1,123,649			$957,724
Interest-bearing liabilities
NOW accounts	$204,613	323	0.16%	$171,161	294	0.17%	$146,213	228	0.16%
Savings & money market	330,237	1,394	0.42%	271,439	1,085	0.40%	196,526	633	0.32%
Time deposits	270,356	2,224	0.82%	286,526	2,206	0.77%	269,209	1,959	0.73%
Total interest-bearing deposits	805,206	3,941	0.49%	729,126	3,585	0.49%	611,948	2,820	0.46%
FHLB advances and other borrowings	117,251	3,869	3.30%	117,556	3,587	3.05%	126,181	3,766	2.98%
Junior subordinated debt	13,403	382	2.85%	13,403	329	2.45%	13,403	322	2.40%
Total interest-bearing liabilities	935,860	8,192	0.88%	860,085	7,501	0.87%	751,532	6,908	0.92%
Noninterest-bearing liabilities	216,727			174,497			131,893
Shareholders’ equity	102,407			89,067			74,299
Total liabilities and shareholders’ equity	$1,254,994			$1,123,649			$957,724
Net interest spread			3.43%			3.46%			3.52%
Net interest income( tax equivalent)/margin		$43,316	3.63%		$38,810	3.63%		$33,362	3.68%
Less: tax-equivalent adjustment (1)		(317)			(281)			(322)
Net interest income		$42,999			$38,529			$33,040

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.63% for the twelve months ended December 31, 2016 and 2015, and 3.68% for 2014. While our net interest margin remained consistent with the prior year, the yield on our interest earning assets declined by two basis points, driven by a seven basis point decline in loan yield. In addition, the cost of our interest-bearing liabilities increased one basis point during the 2016 period due primarily to an increase in the cost of our variable rate borrowings. During 2015, our net interest margin decreased five basis points compared to the year ended 2014 due primarily to an 11 basis point reduction in the yield on our interest earning assets, offset in part by a five basis point reduction in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $125.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, while the related yield on our interest-earning assets decreased by two basis points. The increase in average interest earning assets was driven by a $124.1 million increase in average loan balances during 2016 compared to 2015. In addition, our average federal funds sold balances decreased by $16.0 million during the 2016 period; however, our average investment balances increased by $17.5 million as we re-invested the excess federal funds into investment securities during 2016. The decline in the yield on our interest-earning assets during 2016 was driven primarily by reduced yields on our loan portfolio due to loans being originated or renewed at market rates which are lower than those in the past. During the year ended December 31, 2015, our average interest-earning assets increased by $161.3 million compared to the year ended December 31, 2014, while the yield on our interest-earning assets decreased by 11 basis points during the 2015 period. Our average loan balances increased by $148.7 million during 2015 compared to 2014, while our loan yield decreased by eight basis points during the same period. In addition, our average federal funds sold balances increased by $16.1 million during the 2015 period. The decline in the yield on our interest-earning assets during 2015 was driven primarily by reduced yields on our loan portfolio, combined with a higher level of federal funds sold which have a lower yield than the rest of our interest-earning assets.

In addition, our average interest-bearing liabilities increased by $75.8 million during 2016 as compared to 2015, while the cost of our interest-bearing liabilities increased by one basis point. The increase in average interest-bearing liabilities was driven by a $76.1 million increase in average interest-bearing deposits during the 2016 period, while the cost related to our deposits remained consistent with the prior year. During 2015, our average interest-bearing liabilities increased by $108.6 million as compared to 2014, while the cost of our interest-bearing liabilities declined by five basis points during the 2015 period. The reduction in cost of our interest-bearing liabilities was driven by a $117.2 million increase in interest-bearing deposits which have a lower cost than our other interest-bearing liabilities. As of December 31, 2016, approximately 56% of our FHLB advances and all of our junior subordinated debt are at variable rates which increased by approximately 25 basis points during the year. We expect that our borrowing costs will continue to be impacted by future interest rate increases by the Federal Reserve Board.

Our net interest spread was 3.43% for the year ended December 31, 2016 compared to 3.46% for the same period in 2015 and 3.52% for 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The two basis point reduction in yield on our interest-earning assets and the one basis point increase in the cost of our interest-bearing liabilities, resulted in a three basis point decrease in our net interest spread for the 2016 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2016 vs. 2015				December 31, 2015 vs. 2014
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$5,583	(517)	(67)	4,999	6,986	(644)	(118)	6,224
Investment securities	412	(219)	(59)	134	(91)	(122)	6	(207)
Federal funds sold	(49)	120	(43)	28	41	15	9	65
Total interest income	5,946	(616)	(169)	5,161	6,936	(751)	(103)	6,082
Interest expense
Deposits	453	(86)	(11)	356	606	131	28	765
FHLB advances and other borrowings	(9)	292	(1)	282	(594)	493	(78)	(179)
Junior subordinated debt	-	53	-	53	-	7	-	7
Total interest expense	444	259	(12)	691	12	631	(50)	593
Net interest income	$5,502	(875)	(157)	4,470	6,924	(1,382)	(53)	5,489

Net interest income, the largest component of our income, was $43.0 million for the year ended December 31, 2016, a $4.5 million increase from net interest income of $38.5 million for the year ended December 31, 2015. The increase in net interest income is due to a $5.2 million increase in interest income partially offset by a $691,000 increase in interest expense. During 2016, our average interest-earning assets increased $125.6 million as compared to 2015, resulting in $5.9 million of additional interest income; however, lower rates on our interest-earning assets reduced interest income by $616,000 from the prior year. In addition, interest-bearing liabilities increased by $75.8 million during 2016, resulting in $444,000 of additional interest expense. In addition, higher rates on our interest-bearing liabilities increased interest expense by $259,000 from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$13,629	11,752	10,213
Provision	2,300	3,200	4,175
Loan charge-offs	(1,648)	(1,508)	(2,887)
Loan recoveries	574	185	251
Net loan charge-offs	(1,074)	(1,323)	(2,636)
Balance, end of period	$14,855	13,629	11,752

For the year ended December 31, 2016, we incurred a noncash expense related to the provision for loan losses of $2.3 million, bringing the allowance for loan losses to $14.9 million, or 1.28% of gross loans, as of December 31, 2016. In comparison, we added $3.2 million and $4.2 million to the provision for loan losses during the years ended December 31, 2015 and 2014, respectively, resulting in an allowance of $13.6 million, or 1.36% of gross loans, as of December 31, 2015, and $11.8 million, or 1.35% of gross loans, as of December 31, 2014. The lesser provision expense of $2.3 million during 2016 relates primarily to the continued improvement in the credit quality of our loan portfolio.

During the twelve months ended December 31, 2016, our net charge-offs were $1.1 million, representing 0.10% of average loans, and consisted of $1.6 million in loans charged-off, partially offset by $574,000 of recoveries on loans previously charged-off. In addition, our loan balances increased by $158.7 million while the amount of our nonperforming assets decreased by $3.0 million and our classified assets declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

We reported net charge-offs of $1.3 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively, including recoveries of $185,000 and $251,000 in 2015 and 2014, respectively. The net charge-offs of $1.3 million and $2.6 million during 2015 and 2014, respectively, represented 0.14% and 0.33% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Mortgage banking income	$6,837	4,963	2,699
Service fees on deposit accounts	1,002	893	923
Income from bank owned life insurance	736	685	667
Gain on sale of investment securities	431	297	230
Other income	1,840	1,578	1,261
Total noninterest income	$10,846	8,416	5,780

Noninterest income was $10.8 million for the year ended December 31, 2016, a $2.4 million, or 28.9%, increase over noninterest income of $8.4 million for the year ended December 31, 2015. The increase in total noninterest income during 2016 resulted primarily from the following:

•	Mortgage banking income increased $1.9 million, or 37.8%, driven primarily by a transition to mandatory delivery of mortgage loans to the secondary market in April 2016 (which traditionally results in a higher profit margin upon sale) combined with an increased volume of loans originated.
•	Service fees on deposit accounts increased $109,000, or 12.2%, and include service charges such as non-sufficient funds (“NSF”), stop payment fees, overdraft fee income and returned item fees.
•	Other income increased by $262,000, or 16.6%, due primarily to increased loan fee income, which includes late fees, appraisal review fees, and line of credit fees, as well as increased income on our ATM and debit cards and wire fees, both of which are driven by an increase in transaction volume.

Noninterest income was $8.4 million for the year ended December 31, 2015, a $2.6 million, or 45.6%, increase over noninterest income of $5.8 million for the year ended December 31, 2014. The increase in total noninterest income during 2015 resulted primarily from the following:

•	Mortgage banking income increased $2.3 million, or 83.9%, driven by the continued expansion of our mortgage operations. During 2015, we added five additional team members to assist with originating, underwriting, closing and funding residential mortgage loans.
•	Other income increased by $317,000, or 25.1%, due primarily to increased loan fee income, as well as increased fee income on our ATM and debit cards, which is driven by an increase in transaction volume, and increased wire fees.

The increase in noninterest income was partially offset by a $30,000, or 3.3%, decrease in service fees on deposit accounts which was primarily related to a $25,000 decrease in non-sufficient funds fee income.

In accordance with the requirement set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $892,000, $785,000, and $667,000 for the years ended December 31, 2016, 2015, and 2014, respectively, the majority of which related to interchange fee income.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Compensation and benefits	$18,969	17,048	14,043
Occupancy	3,582	3,310	2,978
Other real estate owned expenses	1,215	1,142	647
Outside service and data processing costs	2,654	2,447	2,514
Insurance	962	855	832
Professional fees	1,208	987	952
Marketing	807	870	774
Other	1,779	1,550	2,167
Total noninterest expenses	$31,176	28,209	24,907

Noninterest expense was $31.2 million for the year ended December 31, 2016, a $3.0 million, or 10.5%, increase from noninterest expense of $28.2 million for 2015.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased $1.9 million, or 11.3%, during 2016 relating primarily to increases in base and incentive compensation. Base compensation expense increased by $1.8 million driven by the cost of 12 additional employees, six of whom were hired in relation to our new office in Raleigh, North Carolina, with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $332,000.
•	Occupancy expenses increased $272,000, or 8.2%, driven by increased rent expense as well as additional insurance, property taxes and maintenance expenses on our properties.
•	Other real estate owned expenses increased $73,000, or 6.4%, and includes $428,000 of losses on sales of four properties, $466,000 of write-downs related to six properties, and $321,000 of expenses related to the management of properties we own.
•	Outside services and data processing costs increased $207,000, or 8.5%, related primarily to increased software licensing and maintenance costs as well as ATM/Debit card-related expenses and FHLB letter of credit fees.
•	Professional fees increased by $221,000, or 22.4%, due to increased legal and accounting costs primarily related to the increased size of our institution as well as professional service fees related to our mortgage operations.
•	Other noninterest expenses increased by $229,000, or 14.8%, driven by an increase in travel and entertainment expenses, business meals, and deposit account losses.

Noninterest expense was $28.2 million for the year ended December 31, 2015, a $3.3 million, or 13.3%, increase from noninterest expense of $24.9 million for 2014.

The increase in total noninterest expenses resulted primarily from the following:

•	Compensation and benefits expense increased $3.0 million, or 21.4%, during 2015 relating primarily to increases in base and incentive compensation and benefits expenses. Base compensation expense increased by $1.8 million driven by the cost of 13 additional employees, five of whom were hired to assist with our expanded mortgage capabilities with the remainder being hired to support our growth in loans and deposits, combined with annual salary increases. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $200,000, while benefits expenses increased $1.0 million during the 2015 period and represented 21.5% of total compensation and benefits during 2015.
•	Occupancy expenses increased $332,000, or 11.1%, due to increased depreciation and rent expense.
•	Other real estate owned expenses increased $495,000 due to write-downs of $937,000 on four properties, combined with expenses of $368,000 related to the management of real estate owned.
•	Marketing expenses increased $96,000, or 12.4%, driven by increased community sponsorships and business development costs.

Partially offsetting the increases in noninterest expenses during 2015, were decreases in data processing and related costs and other noninterest expenses. Data processing and related costs decreased by $67,000, or 2.7%, consisting of services we provide our clients as well as outside service fees such as credit bureau fees and correspondent bank charges. The largest decrease in data processing and related costs related to a $177,000 decrease in core processing costs as a result of renegotiating the contract with our third party service provider in preparation for conversion to a new core processing system which occurred during the fourth quarter of 2015. Other noninterest expenses declined by $617,000, or 28.5%, due primarily to a $250,000 legal settlement expense during 2014 combined with lesser collection costs during the current period.

Our efficiency ratio was 57.9% for 2016 compared to 60.1% for 2015. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio during 2016 relates primarily to the increase in net interest and noninterest income due to significant loan growth and our expanded mortgage capabilities.

Income tax expense was $7.3 million, $5.4 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in income tax expense in 2016 was primarily a result of the increase in our net income. Our effective tax rate was 36.0% for the year ended December 31, 2016, and 34.6% and 32.0% for the years ended December 31, 2015 and 2014, respectively.

Investment Securities

At December 31, 2016, the $70.2 million in our investment securities portfolio represented approximately 5.2% of our total assets. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value and amortized cost of $65.2 million for an unrealized loss of $764,000.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$6,271	6,159	14,711	14,599	8,763	8,557
SBA securities	1,453	1,437	6,410	6,277	5,336	5,154
State and political subdivisions	20,625	20,474	21,771	22,259	16,253	16,800
Mortgage-backed securities	36,895	36,410	47,053	46,804	24,214	24,513
Total	$65,244	64,480	89,945	89,939	54,566	55,024

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2016
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$997	1.15%	$5,162	2.23%	$-	-	$6,159	2.06%
SBA securities	-	-	-	-	-	-	1,437	1.32%	1,437	1.32%
State and political subdivisions	-	-	2,271	1.73%	12,287	2.35%	5,916	2.77%	20,474	2.40%
Mortgage-backed securities	-	-	-	-	8,527	1.64%	27,883	1.68%	36,410	1.67%
Total	$-	-	$3,268	1.55%	$25,976	2.10%	$35,236	1.85%	$64,480	1.93%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2016	2015
Federal Home Loan Bank stock	$5,173	5,005
Other investments	166	124
Investment in Trust Preferred subsidiaries	403	403
Total	$5,742	5,532

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2016 and 2015 were $1.08 billion and $959.5 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2016 and 2015 were $1.16 billion and $1.00 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2016, our loan portfolio included $943.5 million, or 81.1%, of real estate loans. As of December 31, 2015, loans secured by real estate made up 81.4% of our loan portfolio and totaled $818.1 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $137.1 million as of December 31, 2016, of which approximately 39% were in a first lien position, while the remaining balance was second liens, compared to $116.6 million as of December 31, 2015, of which approximately 33% were in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $91,000 and a loan to value of approximately 73% as of December 31, 2016, compared to an average loan balance of $91,000 and a loan to value of approximately 70% as of December 31, 2015. Further, 0.3% and 0.2% of our total home equity lines of credit were over 30 days past due as of December 31, 2016 and 2015, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2016. Of the $158.7 million in loan growth in 2016, $52.4 million of growth was in consumer related loans, while $106.3 million of growth was in commercial related loans. In addition, the $40.8 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $341,000, a term of nine years, and an average rate of 4.34%.

	December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$ 285,938	24.6%	$ 236,083	23.5%	$191,061	21.9%	$185,129	25.1%	$158,790	24.6%
Non-owner occupied RE	239,574	20.6%	205,604	20.5%	183,440	21.1%	166,016	22.5%	165,163	25.6%
Construction	33,393	2.9%	41,751	4.1%	50,995	5.8%	30,906	4.2%	20,347	3.1%
Business	202,552	17.4%	171,743	17.1%	149,986	17.2%	129,687	17.6%	114,169	17.7%
Total commercial loans	761,457	65.5%	655,181	65.2%	575,482	66.0%	511,738	69.4%	458,469	71.0%
Consumer
Real estate	215,588	18.5%	174,802	17.4%	146,859	16.9%	110,590	15.5%	86,559	13.4%
Home equity	137,105	11.8%	116,563	11.6%	95,629	11.0%	78,479	10.6%	77,895	12.1%
Construction	31,922	2.7%	43,318	4.3%	39,226	4.5%	19,888	2.7%	13,749	2.1%
Other	17,572	1.5%	15,080	1.5%	14,250	1.6%	12,961	1.8%	9,277	1.4%
Total consumer loans	402,187	34.5%	349,763	34.8%	295,964	34.0%	221,918	30.6%	187,480	29.0%
Total gross loans, net of deferred fees	1,163,644	100.0%	1,004,944	100.0%	871,446	100.0%	733,656	100.0%	645,949	100.0%
Less – allowance for loan losses	(14,855)		(13,629)		(11,752)		(10,213)		(9,091)
Total loans, net	$1,148,789		$ 991,315		$859,694		$723,443		$636,858

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2016
(dollars in thousands)	One year or less	After one but within five years	After five years	Total
Commercial
Owner occupied RE	$ 26,062	145,419	114,457	285,938
Non-owner occupied RE	34,685	142,261	62,628	239,574
Construction	5,881	9,558	17,954	33,393
Business	66,361	99,255	36,936	202,552
Total commercial loans	132,989	396,493	231,975	761,457
Consumer
Real estate	26,342	49,832	139,414	215,588
Home equity	7,142	29,041	100,922	137,105
Construction	14,103	627	17,192	31,922
Other	5,049	9,305	3,218	17,572
Total consumer loans	52,636	88,805	260,746	402,187
Total gross loan, net of deferred fees	$185,625	485,298	492,721	1,163,644
Loans maturing – after one year with
Fixed interest rates				$ 733,892
Floating interest rates				244,127

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2016. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2016 and 2015, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial
Owner occupied RE	$ 276	704	322	1,199	155
Non-owner occupied RE	2,711	4,170	2,344	373	1,255
Construction	-	-	783	914	1,006
Business	686	779	1,408	712	202
Consumer
Real estate	550	-	457	76	119
Home equity	256	258	188	77	577
Construction	-	-	-	-	-
Other	13	5	1	3	44
Nonaccruing troubled debt restructurings	990	701	1,147	4,983	4,809
Total nonaccrual loans, including nonaccruing TDRs	5,482	6,617	6,650	8,337	8,167
Other real estate owned	639	2,475	3,307	1,198	1,719
Total nonperforming assets	$ 6,121	9,092	9,957	9,535	9,886
Nonperforming assets as a percentage of:
Total assets	0.46%	0.75%	0.97%	1.07%	1.24%
Gross loans	0.53%	0.90%	1.14%	1.30%	1.53%
Total loans over 90 days past due (1)	$ 1,984	4,547	5,735	6,493	5,027
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	6,665	7,266	8,562	8,045	9,421

(1) Loans over 90 days are included in nonaccrual loans

At December 31, 2016, nonperforming assets were $6.1 million, or 0.46% of total assets and 0.53% of gross loans. Comparatively, nonperforming assets were $9.1 million, or 0.75% of total assets and 0.90% of gross loans, at December 31, 2015. Nonaccrual loans declined $1.1 million to $5.5 million at December 31, 2016 from $6.6 million at December 31, 2015. During 2016, we added $2.3 million constituting 19 new loans to nonaccrual, while transferring one property totaling $245,000 to real estate acquired in settlement of loans and charging off $1.3 million on nonaccrual loans. In addition, three loans, or $1.8 million, were either paid off or returned to accrual status during 2016. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2016 and 2015 was approximately $439,000 and $644,000, respectively.

Nonperforming assets include other real estate owned which decreased by $1.8 million to $639,000 at December 31, 2016 from $2.5 million at December 31, 2015. During 2016, we added one property to other real estate owned for $245,000 and sold four properties for approximately $1.6 million and recognized a $428,000 loss on the sales. In addition, we recorded write-downs on six properties of $466,000. The balance at December 31, 2016 includes five commercial properties for $318,000 and three residential real estate properties totaling $321,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2016.

At December 31, 2016, 2015 and 2014, the allowance for loan losses represented 271.0%, 206.0%, and 176.7% of the amount of nonaccrual loans, respectively. A significant portion, or 93.4%, of nonaccrual loans at December 31, 2016 are secured by real estate. Our nonaccrual loans have been charged down to approximately 56% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $14.9 million for the year ended December 31, 2016 to be adequate.

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

In addition, approximately 81% of our loans are collateralized by real estate and over 75% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2016, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2016, impaired loans totaled approximately $11.2 million for which $7.5 million of these loans have a reserve of approximately $2.6 million allocated in the allowance. During 2016, the average recorded investment in impaired loans was approximately $11.6 million. At December 31, 2015, impaired loans totaled approximately $13.9 million for which $9.4 million of these loans had a reserve of approximately $4.2 million allocated in the allowance. During 2015, the average recorded investment in impaired loans was approximately $14.5 million.

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2016, we determined that we had loans totaling $6.7 million, which we considered TDRs. As of December 31, 2015, we had loans totaling $8.0 million, which we considered TDRs. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

In addition, potential problem loans, which are loans rated substandard and not included in nonperforming loans or TDRs, amounted to approximately $7.0 million, or 0.60% of gross loans at December 31, 2016, compared to $4.6 million, or 0.46% of gross loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The increase in potential problem loans since December 31, 2015 is primarily the result of one individual commercial loan which has subsequently been upgraded to special mention.

Allowance for Loan Losses

At December 31, 2016 and December 31, 2015, the allowance for loan losses was $14.9 million and $13.6 million, respectively, or 1.28% and 1.36% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio declined from the prior year as a result of the continued improvement in the credit quality of our loan portfolio during 2016. During the year ended December 31, 2016, our nonaccrual loans declined by $1.1 million and our classified assets declined to 12.7% of capital, as compared to the year ended December 31, 2015. See Note 4 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2016.

	Year ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$13,629	11,752	10,213	9,091	8,925
Provision for loan losses	2,300	3,200	4,175	3,475	4,550
Loan charge-offs:
Commercial
Owner occupied RE	(5)	(48)	-	(390)	(1,857)
Non-owner occupied RE	(100)	(258)	(2,069)	(249)	(513)
Construction	(42)	(50)	-	-	-
Business	(1,031)	(881)	(645)	(1,664)	(1,230)
Total commercial	(1,178)	(1,237)	(2,714)	(2,303)	(3,600)
Consumer
Real estate	(194)	(173)	(51)	(22)	(214)
Home equity	(66)	(93)	(87)	(106)	(691)
Construction	-	-	-	-	-
Other	(210)	(5)	(35)	(47)	-
Total consumer	(470)	(271)	(173)	(175)	(905)
Total loan charge-offs	(1,648)	(1,508)	(2,887)	(2,478)	(4,505)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-	1	4
Non-owner occupied RE	155	10	2	1	42
Construction	-	-	127	-	-
Business	403	129	117	115	27
Total commercial	558	139	246	117	73
Consumer
Real estate	10	-	-	-	2
Home equity	1	46	5	8	32
Construction	-	-	-	-	-
Other	5	-	-	-	14
Total consumer	16	46	5	8	48
Total recoveries	574	185	251	125	121
Net loan charge-offs	(1,074)	(1,323)	(2,636)	(2,353)	(4,384)
Balance, end of period	$14,855	13,629	11,752	10,213	9,091
Allowance for loan losses to gross loans	1.28%	1.36%	1.35%	1.39%	1.41%
Net charge-offs to average loans	0.10%	0.14%	0.33%	0.34%	0.71%

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

Our retail deposits represented $1.03 billion, or 94.6% of total deposits at December 31, 2016, while our out-of-market, or brokered, deposits represented $59.1 million, or 5.4% of our total deposits at December 31, 2016. At December 31, 2015, retail deposits represented $926.8 million, or 94.0% of our total deposits, and brokered deposits were $58.9 million, representing 6.0% of our total deposits, at December 31, 2015. Our loan-to-deposit ratio was 107%, 102%, and 110% at December 31, 2016, 2015, and 2014, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$206,401	-%	$165,847	-%	$124,648	-%
Interest bearing demand deposits	204,613	0.16%	171,161	0.17%	146,213	0.16%
Money market accounts	317,260	0.44%	262,218	0.41%	188,615	0.33%
Savings accounts	12,982	0.05%	9,221	0.06%	7,911	0.09%
Time deposits less than $100,000	54,746	0.72%	61,374	0.76%	65,957	0.71%
Time deposits greater than $100,000	215,605	0.85%	225,152	0.77%	203,252	0.73%
Total deposits	$1,011,607	0.39%	$894,973	0.40%	$736,596	0.38%

During the 12 months ended December 31, 2016, our average transaction account balances increased by $132.8 million, or 21.8%, while our average time deposit balances declined by $16.2 million, or 5.6%, driven by our continued focus on increasing non-maturing deposits. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $937.5 million, $840.2 million, and $667.1 million at December 31, 2016, 2015 and 2014, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2016	2015
Three months or less	$39,379	46,747
Over three through six months	30,964	34,736
Over six through twelve months	78,741	80,976
Over twelve months	62,883	56,627
Total	$211,967	219,086

Included in time deposits of $100,000 or more at December 31, 2016 is $59.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.84%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2016 and December 31, 2015 were $153.7 million and $145.5 million, respectively.

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

At December 31, 2016 and 2015, our liquid assets amounted to $46.6 million and $62.9 million, or 3.5% and 5.2% of total assets, respectively. Our investment securities at December 31, 2016 and 2015 amounted to $70.2 million and $95.5 million, or 5.2% and 7.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately 33% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash. An additional 33% of our investment securities are pledged to secure client deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines at December 31, 2016.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2016 was $160.1 million, based on the Bank’s $5.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2016 we had $130.1 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10 million, which was unused at December 31, 2016. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $109.9 million at December 31, 2016 and $94.2 million at December 31, 2015. The $15.6 million increase during 2016 is due primarily to net income to common shareholders of $13.0 million combined with $1.1 million in proceeds from the exercise of stock options.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2016. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2016	2015	2014
Return on average assets	1.04%	0.90%	0.69%
Return on average equity	12.73%	11.42%	8.92%
Return on average common equity	12.73%	11.42%	12.03%
Average equity to average assets ratio	8.16%	7.93%	7.76%
Common equity to assets ratio	8.19%	7.74%	8.06%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of December 31, 2016, our capital ratios exceed these ratios and we remain “well capitalized.”

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and included a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule included a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasized common equity Tier 1 capital and implemented strict eligibility criteria for regulatory capital instruments. It also changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015. It is management’s belief that, as of December 31, 2016, the Company and the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 22 to the Consolidated Financial Statements for ratios of the Company.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to risk weighted assets)	$132,839	11.69%	$90,910	8.00%	$113,638	10.00%
Tier 1 Capital (to risk weighted assets)	118,626	10.44%	68,183	6.00%	90,910	8.00%
Common Equity Tier 1 (to risk weighted assets)	118,626	10.44%	51,137	4.50%	73,864	6.50%
Tier 1 Capital (to average assets)	118,626	9.08%	52,273	4.00%	65,342	5.00%

As of December 31, 2015
Total Capital (to risk weighted assets)	116,992	11.67%	80,166	8.00%	100,208	10.00%
Tier 1 Capital (to risk weighted assets)	104,452	10.42%	60,125	6.00%	80,166	8.00%
Common Equity Tier 1 (to risk weighted assets)	104,452	10.42%	45,094	4.50%	65,135	6.50%
Tier 1 Capital (to average assets)	104,452	8.57%	48,753	4.00%	60,941	5.00%

As of December 31, 2014
Total Capital (to risk weighted assets)	101,716	11.96%	68,024	8.00%	85,030	10.00%
Tier 1 Capital (to risk weighted assets)	91,073	10.71%	34,012	4.00%	51,018	6.00%
Tier 1 Capital (to average assets)	91,073	9.08%	40,131	4.00%	50,164	5.00%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2016, unfunded commitments to extend credit were approximately $226.6 million, of which $57.8 million is at fixed rates and $168.8 million is at variable rates. At December 31, 2015, unfunded commitments to extend credit were $194.7 million, of which approximately $61.8 million was at fixed rates and $133.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2016 and 2015, there was a $4.4 million and $4.3 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2016, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	6.34%
Up 200 basis points	4.82%
Up 100 basis points	2.46%
Base	-
Down 100 basis points	(5.63)%
Down 200 basis points	(8.94)%
Down 300 basis points	(11.56)%

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

Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2028. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact the Company’s financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2016.

	December 31, 2016
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Five Years	After Five Years	Total
Certificates of deposit	$183,071	59,330	13,697	4,251	256	260,605
FHLB advances and other borrowings	78,000	12,200	25,000	-	-	115,200
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,098	1,333	1,352	2,777	4,143	10,703
Total	$262,169	72,863	40,049	7,028	17,802	399,911

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the internal control structure over financial reporting as of December 31, 2016 has been audited by Elliott Davis Decosimo, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

We have audited the internal control over financial reporting of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southern First Bancshares, Inc. and Subsidiary

Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern First Bancshares, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 3, 2017

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 11,574	12,280
Federal funds sold	24,039	33,582
Interest-bearing deposits with banks	10,939	17,004
Total cash and cash equivalents	46,552	62,866
Investment securities:
Investment securities available for sale	64,480	89,939
Other investments	5,742	5,532
Total investment securities	70,222	95,471
Mortgage loans held for sale	7,801	4,943
Loans	1,163,644	1,004,944
Less allowance for loan losses	(14,855)	(13,629)
Loans, net	1,148,789	991,315
Bank owned life insurance	25,471	24,735
Property and equipment, net	28,362	24,185
Deferred income taxes, net	6,825	6,923
Other assets	6,886	6,855
Total assets	$ 1,340,908	1,217,293
LIABILITIES
Deposits	$ 1,091,151	985,733
Federal Home Loan Bank advances and other borrowings	115,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	11,282	8,717
Total liabilities	1,231,036	1,123,053
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 6,463,789 and 6,289,038 shares issued and outstanding at December 31, 2016 and 2015, respectively	65	63
Nonvested restricted stock	(600)	(360)
Additional paid-in capital	73,371	70,037
Accumulated other comprehensive income (loss)	(504)	(4)
Retained earnings	37,540	24,504
Total shareholders’ equity	109,872	94,240
Total liabilities and shareholders’ equity	$ 1,340,908	1,217,293

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014
Interest income
Loans	$ 49,315	44,316	38,092
Investment securities	1,711	1,577	1,784
Federal funds sold	165	137	72
Total interest income	51,191	46,030	39,948
Interest expense
Deposits	3,941	3,585	2,820
Borrowings	4,251	3,916	4,088
Total interest expense	8,192	7,501	6,908
Net interest income	42,999	38,529	33,040
Provision for loan losses	2,300	3,200	4,175
Net interest income after provision for loan losses	40,699	35,329	28,865
Noninterest income
Mortgage banking income	6,837	4,963	2,699
Service fees on deposit accounts	1,002	893	923
Income from bank owned life insurance	736	685	667
Gain on sale of investment securities	431	297	230
Other income	1,840	1,578	1,261
Total noninterest income	10,846	8,416	5,780
Noninterest expenses
Compensation and benefits	18,969	17,048	14,043
Occupancy	3,582	3,310	2,978
Other real estate owned expenses	1,215	1,142	647
Outside service and data processing costs	2,654	2,447	2,514
Insurance	962	855	832
Professional fees	1,208	987	952
Marketing	807	870	774
Other	1,779	1,550	2,167
Total noninterest expenses	31,176	28,209	24,907
Income before income tax expense	20,369	15,536	9,738
Income tax expense	7,333	5,369	3,113
Net income	13,036	10,167	6,625
Preferred stock dividend	-	-	915
Net income available to common shareholders	$ 13,036	10,167	5,710
Earnings per common share
Basic	$ 2.06	1.64	1.15
Diluted	$ 1.94	1.55	1.10
Weighted average common shares outstanding
Basic	6,318,322	6,204,518	4,980,595
Diluted	6,720,888	6,560,739	5,199,376

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2016	2015	2014
Net income	$ 13,036	10,167	6,625
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(327)	(167)	2,731
Tax (expense) benefit	111	57	(929)
Reclassification of realized gain	(431)	(297)	(230)
Tax expense	147	101	78
Other comprehensive income (loss)	(500)	(306)	1,650
Comprehensive income	$ 12,536	9,861	8,275

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2013	4,319,750	$43	15,299	$15,299	$(636)	$43,585	$(1,348)	$8,722	$65,665
Net income	-	-	-	-	-	-	-	6,625	6,625
Preferred stock transactions:
Redemption of preferred stock	-	-	(15,299)	(15,299)	-	-	-	-	(15,299)
Cash dividends on Series T preferred stock	-	-	-	-	-	-	-	(1,010)	(1,010)
Issuance of common stock	1,855,000	18	-	-	-	24,358	-	-	24,376
Proceeds from exercise of stock options	39,752	1	-	-	-	355	-	-	356
Issuance of restricted stock	4,500	-	-	-	(57)	57	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	199	-	-	-	199
Compensation expense related to stock options, net of tax	-	-	-	-	-	430	-	-	430
Other comprehensive income	-	-	-	-	-	-	1,650	-	1,650
December 31, 2014	6,219,002	62	-	-	(494)	68,785	302	14,337	82,992
Net income	-	-	-	-	-	-	-	10,167	10,167
Proceeds from exercise of stock options	67,036	1	-	-	-	627	-	-	628
Issuance of restricted stock	3,000	-	-	-	(69)	69	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	203	-	-	-	203
Compensation expense related to stock options, net of tax	-	-	-	-	-	556	-	-	556
Other comprehensive loss	-	-	-	-	-	-	(306)	-	(306)
December 31, 2015	6,289,038	63	-	-	(360)	70,037	(4)	24,504	94,240
Net income	-	-	-	-	-	-	-	13,036	13,036
Proceeds from exercise of stock options	152,751	2	-	-	-	1,096	-	-	1,098
Issuance of restricted stock	22,000	-	-	-	(526)	526	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	286	183	-	-	469
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,529	-	-	1,529
Other comprehensive loss	-	-	-	-	-	-	(500)	-	(500)
December 31, 2016	6,463,789	$65	-	$-	$(600)	$73,371	$(504)	$37,540	$109,872

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2016	2015	2014
Operating activities
Net income	$ 13,036	10,167	6,625
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,300	3,200	4,175
Depreciation and other amortization	1,251	1,310	1,207
Accretion and amortization of securities discounts and premiums, net	581	353	375
Gain on sale of investment securities available for sale	(431)	(297)	(230)
(Gain) loss on sale of other real estate owned	428	(63)	70
Write-down of other real estate owned	466	937	320
Compensation expense related to stock options and restricted stock grants	1,998	759	629
Gain on sale of loans held for sale	(6,553)	(4,963)	(2,699)
Loans originated and held for sale	(251,397)	(201,842)	(109,871)
Proceeds from sale of loans held for sale	255,092	213,627	104,416
Increase in cash surrender value of bank owned life insurance	(736)	(685)	(667)
(Increase) decrease in deferred tax asset	356	(1,256)	(1,422)
Increase in other assets, net	(1,867)	(495)	(213)
Increase (decrease) in other liabilities, net	2,565	(646)	2,019
Net cash provided by operating activities	17,089	20,106	4,734
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(160,019)	(135,294)	(143,585)
Purchase of property and equipment	(5,428)	(4,650)	(2,225)
Purchase of investment securities:
Available for sale	(17,976)	(57,219)	(2,073)
Other investments	(806)	(149)	(1,800)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	20,341	11,711	6,418
Other investments	596	1,140	1,394
Proceeds from sale of investment securities:
Available for sale	22,186	10,072	10,427
Other investments	-	-	-
Purchase of life insurance policies	-	(2,000)	-
Proceeds from sale of other real estate owned	1,187	431	660
Net cash used for investing activities	(139,919)	(175,958)	(130,784)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	105,418	196,826	108,588
Decrease in note payable	-	-	(1,400)
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	-	(20,000)	12,500
Cash dividend on preferred stock	-	-	(1,010)
Redemption of preferred stock	-	-	(15,299)
Issuance of common stock	-	-	24,376
Proceeds from the exercise of stock options	1,098	628	356
Net cash provided by financing activities	106,516	177,454	128,111
Net increase (decrease) in cash and cash equivalents	(16,314)	21,602	2,061
Cash and cash equivalents, beginning of year	62,866	41,264	39,203
Cash and cash equivalents, end of year	$ 46,552	62,866	41,264
Supplemental information
Cash paid for
Interest	$ 8,311	7,293	6,907
Income taxes	6,680	6,625	4,535
Schedule of non-cash transactions
Foreclosure of other real estate	245	473	3,159
Unrealized (gain) loss on securities, net of income taxes	216	110	(1,802)

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2016 and 2015, real estate loans represented 81.1% and 81.4%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2016 and 2015, included in cash and cash equivalents was $5.0 million on deposit with the Federal Reserve Bank.

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

Other Investments

The Bank, as a member institution, is required to own a stock investment in the Federal Home Loan Bank of Atlanta (“FHLB”). This stock is generally pledged against any borrowings from the FHLB and cash dividends on our FHLB stock are recorded in investment income. No ready market exists for these stocks and they have no quoted market value. However, redemption of this stock has historically been at par value. Other investments also include a $403,000 investment in the Trusts.

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

We have an established process to determine the adequacy of the allowance for loan losses that assesses the losses inherent in our portfolio. While we attribute portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, impairment is measured individually for each impaired loan. Our allowance levels are influenced by loan volume, loan grade or delinquency status, historic loss experience and other economic conditions. See Note 4 to the Consolidated Financial Statements for additional information on the allowance for loan losses.

Other Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value less selling costs. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and write-downs are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are expensed.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2013 tax return year and forward.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2016
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 6,271	1	113	6,159
SBA securities	1,453	-	16	1,437
State and political subdivisions	20,625	141	292	20,474
Mortgage-backed securities
FHLMC	10,922	-	185	10,737
FNMA	24,827	19	277	24,569
GNMA	1,146	2	44	1,104
Total mortgage-backed securities	36,895	21	506	36,410
Total	$ 65,244	163	927	64,480

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$ 14,711	1	113	14,599
SBA securities	6,410	-	133	6,277
State and political subdivisions	21,771	525	37	22,259
Mortgage-backed securities
FHLMC	12,983	4	148	12,839
FNMA	34,008	181	292	33,897
GNMA	62	6	-	68
Total mortgage-backed securities	47,053	191	440	46,804
Total	$ 89,945	717	723	89,939

During 2016, approximately $33.5 million of investment securities were either sold or called, subsequently resulting in a gain on sale of investment securities of $431,000. In comparison, the Company sold $10.1 million of its mortgage-backed securities and state and municipal obligations during 2015, recording a gain on sale of investment securities of $295,000, and reinvested $4.3 million from the sale proceeds the second quarter of 2015.

The amortized costs and fair values of investment securities available for sale at December 31, 2016 and 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2016		2015
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$ -	-	-	-
Due after one through five years	3,303	3,268	4,638	4,613
Due after five through ten years	26,234	25,976	30,605	30,784
Due after ten years	35,707	35,236	54,702	54,542
	$ 65,244	64,480	89,945	89,939

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015.

	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2016
Available for sale
US government agencies	5	$ 5,144	$ 113	-	$ -	$ -	5	$ 5,144	$ 113
SBA securities	1	1,437	16	-	-	-	1	1,437	16
State and political subdivisions	32	13,936	292	-	-	-	32	13,936	292
Mortgage-backed
FHLMC	10	10,737	185	-	-	-	10	10,737	185
FNMA	14	15,478	247	2	3,991	30	16	19,469	277
GNMA	1	1,077	44	-	-	-	1	1,077	44
	63	$ 47,809	$ 897	2	$ 3,991	$ 30	65	$ 51,800	$ 927

	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2015
Available for sale
US government agencies	9	$ 12,853	$ 113	-	$ -	$ -	9	$ 12,853	$ 113
SBA securities	-	-	-	2	4,691	133	2	4,691	133
State and political subdivisions	7	3,125	17	3	1,220	20	10	4,345	37
Mortgage-backed
FHLMC	9	12,160	148	-	-	-	9	12,160	148
FNMA	18	28,708	292	-	-	-	18	28,708	292
	43	$ 56,846	$ 570	5	$ 5,911	$ 153	48	$ 62,757	$ 723

At December 31, 2016, the Company had 63 individual investments with a fair market value of $47.8 million that were in an unrealized loss position for less than 12 months and 2 individual investments with a fair market value of $4.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2016	2015
Federal Home Loan Bank stock	$ 5,173	5,005
Other investments	166	124
Investment in Trust Preferred subsidiaries	403	403
	$ 5,742	5,532

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2016 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2016, $21.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $21.1 million was pledged to secure client deposits. At December 31, 2015, $21.3 million of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $11.1 million was pledged to secure client deposits.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2016, mortgage loans held for sale totaled $7.8 million compared to $4.9 million at December 31, 2015.

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

NOTE 4 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville, Columbia, and Charleston including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 81.1% of total loans at December 31, 2016. Commercial loans comprise 59.2% of total real estate loans and consumer loans account for 40.8%. Commercial real estate loans are further categorized into owner occupied which represents 24.6% of total loans and non-owner occupied loans represent 20.6%. Commercial construction loans represent only 2.9% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2016, approximately $105.3 million, or 9.1% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 93 loans totaling approximately $36.6 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.0 million and $1.7 million as of December 31, 2016 and December 31, 2015, respectively.

	December 31,
(dollars in thousands)	2016			2015
Commercial
Owner occupied RE	$ 285,938	24.6%	236,083	23.5%
Non-owner occupied RE	239,574	20.6%	205,604	20.5%
Construction	33,393	2.9%	41,751	4.1%
Business	202,552	17.4%	171,743	17.1%
Total commercial loans	761,457	65.5%	655,181	65.2%
Consumer
Residential	215,588	18.5%	174,802	17.4%
Home equity	137,105	11.8%	116,563	11.6%
Construction	31,922	2.7%	43,318	4.3%
Other	17,572	1.5%	15,080	1.5%
Total consumer loans	402,187	34.5%	349,763	34.8%
Total gross loans, net of deferred fees	1,163,644	100.0%	1,004,944	100.0%
Less – allowance for loan losses	(14,855)		(13,629)
Total loans, net	$ 1,148,789		991,315

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2016	2015
Variable rate loans	$ 290,462	254,749
Fixed rate loans	873,182	750,195
	$ 1,163,644	1,004,944

At December 31, 2016, approximately $396.0 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 9.

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

•	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

				December 31, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$ 284,700	238,346	33,393	200,624	757,063
30-59 days past due	981	-	-	1,423	2,404
60-89 days past due	257	56	-	-	313
Greater than 90 days	-	1,172	-	505	1,677
	$ 285,938	239,574	33,393	202,552	761,457

				December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$ 235,795	201,381	41,354	170,644	649,174
30-59 days past due	-	-	-	205	205
60-89 days past due	43	1,452	-	18	1,513
Greater than 90 days	245	2,771	397	876	4,289
	$ 236,083	205,604	41,751	171,743	655,181

As of December 31, 2016 and 2015, loans 30 days or more past due represented 0.55% and 0.66% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.38% and 0.60% as of December 31, 2016 and 2015, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

				December 31, 2016
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$ 282,055	234,957	33,393	193,517	743,922
Special Mention	1,097	975	-	2,489	4,561
Substandard	2,786	3,642	-	6,546	12,974
Doubtful	-	-	-	-	-
	$ 285,938	239,574	33,393	202,552	761,457

				December 31, 2015
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$ 230,460	198,144	39,678	161,920	630,202
Special Mention	3,887	1,574	286	5,511	11,258
Substandard	1,736	5,886	1,787	4,312	13,721
Doubtful	-	-	-	-	-
	$ 236,083	205,604	41,751	171,743	655,181

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

				December 31, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$ 214,228	136,638	31,922	17,427	400,215
30-59 days past due	1,041	210	-	126	1,377
60-89 days past due	282	-	-	6	288
Greater than 90 days	37	257	-	13	307
	$ 215,588	137,105	31,922	17,572	402,187

				December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Current	$ 174,576	116,305	43,258	14,994	349,133
30-59 days past due	187	-	60	86	333
60-89 days past due	39	-	-	-	39
Greater than 90 days	-	258	-	-	258
	$ 174,802	116,563	43,318	15,080	349,763

Consumer loans 30 days or more past due were 0.17% and 0.06% as of December 31, 2016 and 2015, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

				December 31, 2016
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$ 211,563	134,124	31,922	17,485	395,094
Special Mention	1,064	2,109	-	16	3,189
Substandard	2,961	872	-	71	3,904
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$ 215,588	137,105	31,922	17,572	402,187

				December 31, 2015
	Real estate	Home equity	Construction	Other	Total
Pass	$ 172,589	112,080	42,319	14,967	341,955
Special Mention	961	3,388	-	45	4,394
Substandard	1,252	1,095	999	68	3,414
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$ 174,802	116,563	43,318	15,080	349,763

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

	December 31,
(dollars in thousands)	2016	2015
Commercial
Owner occupied RE	$ 276	704
Non-owner occupied RE	2,711	4,170
Construction	-	-
Business	686	779
Consumer
Real estate	550	-
Home equity	256	258
Construction	-	-
Other	13	5
Nonaccruing troubled debt restructurings	990	701
Total nonaccrual loans, including nonaccruing TDRs	5,482	6,617
Other real estate owned	639	2,475
Total nonperforming assets	$ 6,121	9,092
Nonperforming assets as a percentage of:
Total assets	0.46%	0.75%
Gross loans	0.53%	0.90%
Total loans over 90 days past due	$ 1,984	4,547
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	5,675	7,266

Foregone interest income on the nonaccrual loans for the year ended December 31, 2016 was approximately $439,000 and approximately $644,000 for the same period in 2015.

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

		December 31, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 2,284	2,243	2,224	263
Non-owner occupied RE	7,238	4,031	1,638	457
Construction	-	-	-	-
Business	3,699	2,593	1,610	1,154
Total commercial	13,221	8,867	5,472	1,874
Consumer
Real estate	1,853	1,843	1,843	682
Home equity	207	257	-	-
Construction	-	-	-	-
Other	261	190	177	88
Total consumer	2,321	2,290	2,020	770
Total	$ 15,542	11,157	7,492	2,644

		December 31, 2015
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$ 964	863	863	260
Non-owner occupied RE	9,144	5,792	4,161	1,321
Construction	1,855	1,787	397	31
Business	4,756	3,861	2,936	1,932
Total commercial	16,719	12,303	8,357	3,544
Consumer
Real estate	1,121	1,121	805	489
Home equity	260	258	-	-
Construction	-	-	-	-
Other	201	201	201	191
Total consumer	1,582	1,580	1,006	680
Total	$ 18,301	13,883	9,363	4,224

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

					Year ended December 31,
	2016		2015		2014
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$ 2,263	112	884	6	1,568	47
Non-owner occupied RE	4,106	200	6,137	128	5,693	104
Construction	-	-	1,888	74	1,977	75
Business	2,873	135	4,067	148	4,522	154
Total commercial	9,242	447	12,976	356	13,760	380
Consumer
Real estate	1,854	81	1,112	46	2,094	53
Home equity	257	2	252	7	251	10
Construction	-	-	-	-	-	-
Other	203	6	208	7	282	13
Total consumer	2,314	89	1,572	60	2,627	76
Total	$ 11,556	536	14,548	416	16,387	456

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$ 13,629	11,752	10,213
Provision for loan losses	2,300	3,200	4,175
Loan charge-offs:
Commercial
Owner occupied RE	(5)	(48)	-
Non-owner occupied RE	(100)	(258)	(2,069)
Construction	(42)	(50)	-
Business	(1,031)	(881)	(645)
Total commercial	(1,178)	(1,237)	(2,714)
Consumer
Real estate	(194)	(173)	(51)
Home equity	(66)	(93)	(87)
Construction	-	-	-
Other	(210)	(5)	(35)
Total consumer	(470)	(271)	(173)
Total loan charge-offs	(1,648)	(1,508)	(2,887)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-
Non-owner occupied RE	155	10	2
Construction	-	-	127
Business	403	129	117
Total commercial	558	139	246
Consumer
Real estate	10	-	-
Home equity	1	46	5
Construction	-	-	-
Other	5	-	-
Total consumer	16	46	5
Total recoveries	574	185	251
Net loan charge-offs	(1,074)	(1,323)	(2,636)
Balance, end of period	$ 14,855	13,629	11,752

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2016
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$ 9,672	3,957	-	13,629
Provision	987	1,313	-	2,300
Loan charge-offs	(1,178)	(470)	-	(1,648)
Loan recoveries	558	16	-	574
Net loan charge-offs	(620)	(454)	-	(1,074)
Balance, end of period	$ 10,039	4,816	-	14,855

	Year ended December 31, 2015
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$ 8,216	3,536	-	11,752
Provision	2,554	646	-	3,200
Loan charge-offs	(1,237)	(271)	-	(1,508)
Loan recoveries	139	46	-	185
Net loan charge-offs	(1,098)	(225)	-	(1,323)
Balance, end of period	$ 9,672	3,957	-	13,629

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

					December 31, 2016
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$ 1,874	770	2,644	8,867	2,290	11,157
Collectively evaluated	8,165	4,046	12,211	752,590	399,897	1,152,487
Total	$ 10,039	4,816	14,855	761,457	402,187	1,163,644

					December 31, 2015
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$ 3,544	680	4,224	12,303	1,580	13,883
Collectively evaluated	6,128	3,277	9,405	642,878	348,183	991,061
Total	$ 9,672	3,957	13,629	655,181	349,763	1,004,944

NOTE 5 – Troubled Debt Restructurings

At December 31, 2016, we had 17 loans totaling $6.7 million and at December 31, 2015 we had 29 loans totaling $8.0 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. During 2016, we have added one commercial and one consumer loan totaling $629,000 as TDRs and removed 14 loans from TDR status due to pay-offs or in accordance with our nonperforming loans and TDR policies. To date, we have restored three nonaccrual commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2016
						Pre- modification	Post- modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$ 477	$ 478
Consumer RE	1	-	-	-	1	188	188
Total loans	2	-	-	-	2	$ 665	$ 666

	For the year ended December 31, 2015
						Pre- modification	Post- modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Non-owner occupied RE	1	-	-	1	2	$ 112	$ 112
Business	2	-	-	-	2	420	420
Total loans	3	-	-	1	4	$ 532	$ 532

As of December 31, 2016 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date. As of December 31, 2015, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2016	2015
Land	$ 6,827	6,827
Buildings	14,833	14,667
Leasehold Improvements	2,020	2,009
Furniture and equipment	7,410	7,033
Software	421	388
Construction in process	6,225	1,422
	37,736	32,346
Accumulated depreciation	(9,374)	(8,161)
Total property and equipment	$ 28,362	24,185

Construction in process at December 31, 2016 and 2015 includes costs associated with the construction of a new regional office in Charleston, South Carolina office with estimated total costs of $8.0 million. Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $1.3 million and $1.2 million for the year ended December 31, 2014. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2016, other real estate owned included eight properties totaling $639,000, compared to ten properties totaling $2.5 million at December 31, 2015. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2016	2015
Balance, beginning of year	$ 2,475	3,307
Additions	245	473
Sales	(1,615)	(368)
Write-downs, net	(466)	(937)
Balance, end of year	$ 639	2,475

NOTE 8 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2016	2015
Noninterest bearing	$ 235,538	189,686
Interest bearing:
NOW accounts	234,949	194,835
Money market accounts	345,117	311,167
Savings	14,942	10,806
Time, less than $100,000	48,638	60,153
Time, $100,000 and over	211,967	219,086
Total deposits	$1,091,151	985,733

At December 31, 2016 and 2015, time deposits greater than $250,000 were $153.7 million and $145.5 million, respectively.

Also, at December 31, 2016 and 2015, the Company had approximately $59.1 million and $58.9 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $1.8 million for the year ended December 31, 2016, $1.7 million for the year ended December 31, 2015, and $1.5 million for the year ended December 31, 2014.

At December 31, 2016 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2017	$ 183,071
2018	59,330
2019	13,697
2020	4,134
2021 and after	373
$ 260,605

NOTE 9 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2016 and 2015, the Company had $115.2 million in FHLB advances and other borrowings. Of the $115.2 million outstanding at December 31, 2016 and 2015, FHLB advances represented $96.0 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $396.0 million of mortgage loans and $5.2 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2016 and 2015. As of December 31, 2016, $31.5 million, or 32.8%, of the Company’s advances were at fixed rates, while $64.5 million, or 67.2%, were at floating rates. In addition, a number of the advances are callable and subject to repricing during 2017 at the option of the FHLB.

	December 31,
(dollars in thousands)	2016		2015
Maturity	Amount	Rate	Amount	Rate
February 13, 2017	$ 7,500	4.38%	$ 7,500	4.38%
April 18, 2017	7,000	2.73%	7,000	2.17%
April 18, 2017	7,500	2.91%	7,500	2.34%
April 19, 2017	20,000	2.16%	20,000	1.60%
April 19, 2017	10,000	2.54%	10,000	1.98%
July 11, 2017	9,000	4.49%	9,000	4.49%
July 24, 2017	5,000	4.25%	5,000	4.25%
January 30, 2018	5,000	3.57%	5,000	3.00%
February 15, 2019	10,000	4.47%	10,000	4.47%
October 10, 2019	15,000	4.06%	15,000	3.51%
	$ 96,000	3.41%	$ 96,000	3.03%

At December 31, 2016 and 2015, the Company had four structured debt agreements secured by approximately $21.0 million and $21.3 million, respectively, of various investment securities. While these agreements are at fixed rates, they each have callable features and are subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase:

(dollars in thousands)
Maturity	Amount	Rate
September 18, 2017	$ 10,000	3.63%
December 17, 2017	2,000	3.65%
March 14, 2018	3,600	2.75%
September 15, 2018	3,600	2.55%
	$ 19,200	3.26%

The Company also has an unsecured, interest only line of credit for $10 million with another financial institution which was unused at December 31, 2016. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%. The line of credit matures on June 6, 2017. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 10 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I, (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2016, the interest rate was 4.10% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II, (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2016, the interest rate was 2.44% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 11 – Unused Lines of Credit

At December 31, 2016, the Company had three lines of credit to purchase federal funds that totaled $45.0 million which were unused at December 31, 2016. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $160.1 million in additional borrowings at December 31, 2016.

NOTE 12 – Derivative Financial Instruments

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

The following table summarizes the Company’s outstanding financial derivative instruments as of December 31, 2016. Derivative financial instruments were not material at December 31, 2015.

Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$ 17,986	Other assets	$ 256
MBS forward sales commitments	14,250	Other assets	(3)
Total derivative financial instruments	$ 32,236		$ 253

NOTE 13 – Fair Value Accounting

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$ -	6,159	-	6,159
SBA securities	-	1,437	-	1,437
State and political subdivisions	-	20,474	-	20,474
Mortgage-backed securities	-	36,410	-	36,410
Mortgage loans held for sale	-	7,801	-	7,801
Interest rate lock commitments	-	256	-	256
Total assets measured at fair value on a recurring basis	$ -	72,537	-	72,537

Liabilities
MBS forward sales commitments	$ -	3	-	3
Total liabilities measured at fair value on a recurring basis	$ -	3	-	3

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$ -	14,599	-	14,599
SBA securities	-	6,277	-	6,277
State and political subdivisions	-	22,259	-	22,259
Mortgage-backed securities	-	46,804	-	46,804
Total assets measured at fair value on a recurring basis	$ -	89,939	-	89,939

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2016. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	4,075	4,438	8,513
Other real estate owned	-	526	113	639
Total assets measured at fair value on a nonrecurring basis	$ -	4,601	4,551	9,152

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$ -	9,102	557	9,659
Other real estate owned	-	2,208	267	2,475
Total assets measured at fair value on a nonrecurring basis	$ -	11,310	824	12,134

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 are as follows:

			December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$ 5,742	5,742	-	-	5,742
Loans, net	1,148,789	1,149,527	-	4,075	1,145,452
Financial Liabilities:
Deposits	1,091,151	1,004,923	-	1,004,923	-
FHLB and other borrowings	115,200	115,825	-	115,825	-
Junior subordinated debentures	13,403	12,026	-	12,026	-

			December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$ 5,532	5,532	-	-	5,532
Mortgage loans held for sale	4,943	4,943	-	4,943	-
Loans, net	991,315	992,379	-	9,102	983,277
Financial Liabilities:
Deposits	985,733	918,303	-	918,303	-
FHLB and other borrowings	115,200	117,317	-	117,317	-
Junior subordinated debentures	13,403	11,511	-	11,511	-

NOTE 14 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2016, 2015 and 2014, options totaling 108,315, 93,500, and 109,303, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2016	2015	2014
Numerator:
Net income	$ 13,036	10,167	6,625
Less: Preferred stock dividends	-	-	915
Net income available to common shareholders	$ 13,036	10,167	5,710
Denominator:
Weighted-average common shares outstanding - basic	6,318,322	6,204,518	4,980,595
Common stock equivalents	402,566	356,221	218,781
Weighted-average common shares outstanding - diluted	6,720,888	6,560,739	5,199,376
Earnings per common share:
Basic	$ 2.06	1.64	1.15
Diluted	$ 1.94	1.55	1.10

NOTE 15 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with eight executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $2.3 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, including a base monthly charge of approximately $102,000 and certain termination fees.

At December 31, 2016, the Company has a contract with a construction company for $8.0 million to construct a new regional office building in Charleston, South Carolina. In addition, the Company occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2017	$ 1,101
2018	1,333
2019	1,352
2020	1,377
2021	1,399
Thereafter	3,613
$ 10,175

Lease expense for the years ended December 31, 2016, 2015, and 2014, totaled $1.2 million, $954,000, and $811,000, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2016, management believes there is no material litigation pending.

NOTE 16 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2016	2015	2014
Current income taxes:
Federal	$ 6,429	6,184	4,238
State	548	441	297
Total current tax expense	6,977	6,625	4,535
Deferred income tax expense (benefit)	356	(1,256)	(1,422)
Income tax expense	$ 7,333	5,369	3,113

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2016	2015	2014
Tax expense at statutory rate	$ 7,129	5,438	3,311
Effect of state income taxes, net of federal benefit	356	287	196
Exempt income	(162)	(151)	(170)
Other	10	(205)	(224)
Income tax expense	$ 7,333	5,369	3,113

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$ 5,199	4,770
Unrealized loss on securities available for sale	260	2
Net deferred loan fees	691	597
Interest on nonaccrual loans	-	829
Deferred compensation	1,597	1,323
Sale of real estate owned	262	531
Accrued expenses	401	166
Other	250	440
	8,660	8,658
Deferred tax liabilities:
Property and equipment	1,467	1,530
Other	368	205
	1,835	1,735
Net deferred tax asset	$ 6,825	6,923

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 17 – Related Party Transactions

Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Company in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender.

A summary of loan transactions with directors, including their affiliates and executive officers is as follows:

	For the years ended December 31,
(dollars in thousands)	2016	2015
Balance, beginning of year	$ 12,868	20,390
New loans	5,103	2,189
Less loan payments	(3,146)	(9,711)
Balance, end of year	$ 14,825	12,868

Deposits by officers and directors and their related interests at December 31, 2016 and 2015, were $6.3 million and $5.1 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $5,388. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Also, the Company contracts with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $29,000, $31,000, and $32,000 for these services during 2016, 2015, and 2014, respectively.

The Company also purchases various signage for its retail offices from a local vendor for which one of the Company’s directors acted as chairman of the board. The Company paid approximately $6,000, $24,000 and $41,000 to the vendor for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company is of the opinion that the lease payments, consulting fees, and signage costs represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 18 – Financial Instruments With Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2016, unfunded commitments to extend credit were approximately $226.6 million, of which $57.8 million is at fixed rates and $168.8 million is at variable rates. At December 31, 2015, unfunded commitments to extend credit were approximately $194.7 million, of which $61.8 million is at fixed rates and $133.0 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2016 and 2015, there was a $4.4 million and $4.3 million, respectively, commitment under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 19 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Plan was amended in 2006 to provide a Roth 401(k) feature to the Plan. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2016, 2015, and 2014 amounted to $356,000, $326,000, and $263,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 16 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2016 and 2015, the Company had an accrued benefit obligation of $4.6 million and $3.8 million, respectively. The Company incurred expenses related to this plan of $782,000, $978,000, and $352,000 in 2016, 2015, and 2014, respectively.

NOTE 20 – Stock-Based Compensation

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

The Company’s stock incentive programs are long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and restricted stock.

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2016	2015	2014
Stock option expense	$ 746	556	430
Restricted stock grant expense	286	203	199
Total stock-based compensation expense	$ 1,032	759	629

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

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 stock options. The options may be exercised at an option price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2016			2015			2014
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	693,954	$8.94		667,479	$7.83		617,181	$7.05
Granted	109,500	23.65		93,511	17.15		90,050	13.54
Exercised	(152,751)	7.19		(67,036)	9.36		(39,752)	8.94
Forfeited or expired	8,500	15.69		-	-		-	-
Outstanding at end of year	642,203	$11.77	5.9 years	693,954	$8.94	6.0 years	667,479	$7.83	6.2 years
Options exercisable at year-end	399,256	$7.62	4.4 years	457,895	$6.74	4.9 years	432,055	$6.74	5.2 years
Weighted average fair value of options granted during the year		$10.96			$9.09			$7.21
Shares available for grant	454,765			155,767			249,267

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 642,203 and 693,954 stock options outstanding at December 31, 2016 and 2015 was $15.6 million and $9.5 million, respectively. The aggregate intrinsic value of 399,256 and 457,895 stock options exercisable at December 31, 2016 and 2015 was $11.4 million and $7.3 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2016	2015	2014
Dividend yield	-	-	-
Expected life	7 years	7 years	7 years
Expected volatility	43.22%	51.24%	49.90%
Risk-free interest rate	1.65%	1.63%	2.29%

At December 31, 2016, there was $1.5 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.6 years. The fair value of stock option grants that vested during 2016, 2015, and 2014 was $593,000, $491,000 and $473,000, respectively.

Restricted Stock Grants

In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. Under the restricted stock plan, 13,310 shares of restricted stock (adjusted for the stock dividends in 2011 and 2012) were authorized for issuance. As of December 31, 2012 all shares of restricted stock, authorized under the plan had been granted.

In May 2010, the Company adopted the 2010 Incentive Plan which included a provision for the issuance of 79,860 shares of restricted stock (adjusted for all subsequent stock dividends). On May 19, 2015, the Company amended the 2010 Incentive Plan to add an additional 25,000 shares of common stock to be issuable as restricted stock grants, for a total of 104,860 shares. As of December 31, 2016, there were 15,924 shares of restricted stock available for grant.

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2016, 2015, and 2014 is as follows:

	December 31,
	2016		2015		2014
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	33,749	$ 12.92	49,000	$ 11.83	61,624	$ 11.46
Granted	22,000	23.91	3,000	20.65	4,500	14.15
Vested	(17,749)	11.68	(18,251)	11.28	(17,124)	11.09
Forfeited	(1,875)	14.72	-	-	-	-
Nonvested at end of year	36,125	$ 20.13	33,749	$ 12.92	49,000	$ 11.83

At December 31, 2016, there was $573,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 21 – Dividends

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

NOTE 22 – Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2016, that the Company and Bank exceed all well capitalized requirements to which they are subject.

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

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2016 and 2015.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
The Bank
Total Capital (to risk weighted assets)	$132,839	11.69%	90,910	8.00%	113,628	10.00%
Tier 1 Capital (to risk weighted assets)	118,626	10.44%	68,183	6.00%	90,910	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	118,626	10.44%	51,137	4.50%	73,864	6.50%
Tier 1 Capital (to average assets)	118,626	9.08%	52,273	4.00%	65,342	5.00%

The Company
Total Capital (to risk weighted assets)	137,588	12.11%	90,910	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	123,375	10.86%	68,183	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	110,375	9.71%	51,137	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	123,375	9.42%	52,392	4.00%	n/a	n/a

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
The Bank
Total Capital (to risk weighted assets)	$116,992	11.67%	80,166	8.00%	100,208	10.00%
Tier 1 Capital (to risk weighted assets)	104,452	10.42%	60,125	6.00%	80,166	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	104,452	10.42%	45,094	4.50%	65,135	6.50%
Tier 1 Capital (to average assets)	104,452	8.57%	48,753	4.00%	60,941	5.00%

The Company
Total Capital (to risk weighted assets)	119,783	11.95%	80,166	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	107,243	10.70%	60,125	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	94,243	9.40%	45,094	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	107,243	8.78%	48,876	6.00%	n/a	n/a

NOTE 23 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The Company began reporting by segments beginning in June 2016. The following schedule presents financial information for each reportable segment.

			Year ended December 31, 2016
(dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Corporate	Eliminations	Consolidated
Interest income	$ 50,851	340	2	(2)	51,191
Interest expense	7,792	-	402	(2)	8,192
Net interest income (loss)	43,059	340	(400)	-	42,999
Provision for loan losses	2,300	-	-	-	2,300
Noninterest income	4,009	6,837	-	-	10,846
Noninterest expense	26,482	4,451	243	-	31,176
Net income (loss) before taxes	18,286	2,726	(643)	-	20,369
Income tax (provision) benefit	(6,496)	(1,009)	172	-	(7,333)
Net income (loss)	$ 11,790	1,717	(471)	-	13,036
Total assets	$ 1,331,224	6,477	123,279	(120,072)	1,340,908

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

NOTE 24 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and cash equivalents	$ 1,949	442
Investment in subsidiaries	118,526	104,851
Other assets	2,804	2,355
Total assets	$ 123,279	107,648
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$ 4	5
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	109,872	94,240
Total liabilities and shareholders’ equity	$ 123,279	107,648

Condensed Statements of Income

	For the years ended December 31,
	2016	2015	2014
Revenues
Interest income	$ 2	4	6
Total revenue	2	4	6
Expenses
Interest expense	402	349	420
Other expenses	243	829	630
Total expenses	645	1,178	1,050
Income tax benefit	172	212	234
Loss before equity in undistributed net income of subsidiaries	(471)	(962)	(810)
Equity in undistributed net income of subsidiaries	13,507	11,129	7,435
Net income	$ 13,036	10,167	6,625

Condensed Statements of Cash Flows

	For the years ended December 31,
	2016	2015	2014
Operating activities
Net income	$13,036	10,167	6,625
Adjustments to reconcile net income to net cash used for operating activities
Equity in undistributed net income of subsidiaries	(13,507)	(11,129)	(7,435)
Compensation expense related to stock options and restricted stock grants	1,998	759	629
Increase in other assets	(449)	(192)	(287)
Decrease in accounts payable and accrued expenses	(1)	-	(11)
Net cash provided by (used for) operating activities	1,077	(395)	(479)
Investing activities
Investment in subsidiaries, net	(668)	(2,250)	(4,100)
Net cash used for investing activities	(668)	(2,250)	(4,100)
Financing activities
Decrease in note payable	-	-	(1,400)
Cash dividend on preferred stock	-	-	(1,010)
Redemption of preferred stock	-	-	(15,299)
Issuance of common stock	-	-	24,376
Cash in lieu of fractional shares	-	-	-
Proceeds from the exercise of stock options and warrants	1,098	628	356
Net cash provided by financing activities	1,098	628	7,023
Net increase (decrease) in cash and cash equivalents	1,507	(2,017)	2,444
Cash and cash equivalents, beginning of year	442	2,459	15
Cash and cash equivalents, end of year	$1,949	442	2,459

NOTE 25 – Selected Condensed Quarterly Financial Data (Unaudited)

	2016
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$ 12,329	12,503	12,912	13,447
Interest expense	2,022	1,990	2,032	2,148
Net interest income	10,307	10,513	10,880	11,299
Provision for loan losses	625	575	825	275
Noninterest income	2,559	3,146	3,017	2,124
Noninterest expenses	7,517	7,853	7,800	8,006
Income before income tax expense	4,724	5,231	5,272	5,142
Income tax expense	1,718	1,925	1,839	1,851
Net income available to common shareholders	$ 3,006	3,306	3,433	3,291
Earnings per common share
Basic	$ 0.48	0.53	0.54	0.52
Diluted	$ 0.45	0.49	0.51	0.49
Weighted average common shares outstanding
Basic	6,272,847	6,301,853	6,322,073	6,375,842
Diluted	6,634,432	6,702,820	6,740,751	6,775,729

98

	2015
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$ 10,801	11,316	11,766	12,147
Interest expense	1,731	1,825	1,928	2,016
Net interest income	9,070	9,491	9,838	10,131
Provision for loan losses	625	1,000	875	700
Noninterest income	2,141	2,115	2,124	2,036
Noninterest expenses	7,461	6,646	6,871	7,231
Income before income tax expense	3,125	3,960	4,216	4,236
Income tax expense	1,097	1,400	1,489	1,383
Net income available to common shareholders	$ 2,028	2,560	2,727	2,853
Earnings per common share
Basic	$ 0.33	0.41	0.44	0.46
Diluted	$ 0.31	0.39	0.41	0.43
Weighted average common shares outstanding
Basic	6,189,477	6,187,720	6,205,877	6,234,490
Diluted	6,514,873	6,533,658	6,579,448	6,613,685

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2016 and 2015
		Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
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

SOUTHERN FIRST BANCSHARES, INC.

Date: March 3, 2017	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 3, 2017
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer	March 3, 2017
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 3, 2017
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 3, 2017
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 3, 2017
Leighton M. Cubbage

/s/David G. Ellison	Director	March 3, 2017
David G. Ellison

/s/Anne S. Ellefson	Director	March 3, 2017
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	March 3, 2017
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	March 3, 2017
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnston, III, M.D.	Director	March 3, 2017
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	March 3, 2017
James B. Orders, III

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).
4.1	See Exhibits 3.1 and 3.2 for provisions in Southern First Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).
10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*
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

102

10.16

Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.17	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*
10.18	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*
10.19	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*
10.20	Loan Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2014).
10.21

Revolving Promissory Note dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 9, 2014).

10.22

Stock Pledge Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed June 9, 2014).

10.23	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*
10.24	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*
10.25	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*
21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (iv) Notes to Consolidated Financial Statements.

*        Management contract or compensatory plan or arrangement

