Form 10-Q
period 2017-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2017-04-26
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,480,164 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 17, 2017.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2017 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2017	2016
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,339	11,574
Federal funds sold	86,466	24,039
Interest-bearing deposits with banks	20,427	10,939
Total cash and cash equivalents	121,232	46,552
Investment securities:
Investment securities available for sale	62,836	64,480
Other investments	5,523	5,742
Total investment securities	68,359	70,222
Mortgage loans held for sale	7,452	7,801
Loans	1,218,680	1,163,644
Less allowance for loan losses	(15,287)	(14,855)
Loans, net	1,203,393	1,148,789
Bank owned life insurance	25,654	25,471
Property and equipment, net	29,990	28,362
Deferred income taxes	5,029	6,825
Other assets	6,829	6,886
Total assets	$1,467,938	1,340,908
LIABILITIES
Deposits	$1,211,274	1,091,151
Federal Home Loan Bank advances and other borrowings	117,700	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	11,995	11,282
Total liabilities	1,354,372	1,231,036
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
6,480,164 and 6,463,789 shares issued and outstanding at March 31, 2017
and December 31, 2016, respectively	65	65
Nonvested restricted stock	(669)	(600)
Additional paid-in capital	73,865	73,371
Accumulated other comprehensive income (loss)	(347)	(504)
Retained earnings	40,652	37,540
Total shareholders’ equity	113,566	109,872
Total liabilities and shareholders’ equity	$1,467,938	1,340,908

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2017	2016
Interest income
Loans	13,526	11,795
Investment securities	376	489
Federal funds sold	57	45
Total interest income	13,959	12,329
Interest expense
Deposits	1,249	988
Borrowings	1,103	1,034
Total interest expense	2,352	2,022
Net interest income	11,607	10,307
Provision for loan losses	500	625
Net interest income after provision for loan losses	11,107	9,682
Noninterest income
Mortgage banking income	1,057	1,447
Service fees on deposit accounts	278	220
Income from bank owned life insurance	183	186
Gain on sale of investment securities	-	307
Other income	533	399
Total noninterest income	2,051	2,559
Noninterest expenses
Compensation and benefits	5,273	4,551
Occupancy	967	870
Real estate owned expenses	13	285
Outside service and data processing costs	745	598
Insurance	289	233
Professional fees	313	254
Marketing	210	231
Other	550	495
Total noninterest expenses	8,360	7,517
Income before income tax expense	4,798	4,724
Income tax expense	1,686	1,718
Net income available to common shareholders	3,112	3,006
Earnings per common share
Basic	0.48	0.48
Diluted	0.46	0.45
Weighted average common shares outstanding
Basic	6,437,231	6,272,847
Diluted	6,829,590	6,663,432

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2017	2016
Net income	3,112	3,006
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	238	1,092
Tax (expense) benefit	(81)	(371)
Reclassification of realized gain	-	(307)
Tax expense	-	104
Other comprehensive income (loss)	157	518
Comprehensive income	3,269	3,524

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2015	6,289,038	63	-	-	(360)	70,037	(4)	24,504	94,240
Net income	-	-	-	-	-	-	-	3,006	3,006
Proceeds from exercise of stock options	37,950	-	-	-	-	285	-	-	285
Issuance of restricted stock	17,000	-	-	-	(391)	391	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	70	-	-	-	70
Compensation expense related to stock options, net of tax	-	-	-	-	-	176	-	-	176
Other comprehensive income	-	-	-	-	-	-	518	-	518
March 31, 2016	6,343,988	$63	-	$-	$(681)	$70,889	$514	$27,510	$98,295
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	3,112	3,112
Proceeds from exercise of stock options	13,250	-	-	-	-	112	-	-	112
Issuance of restricted stock	3,125	-	-	-	(146)	146	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	77	-	-	-	77
Compensation expense related to stock options, net of tax	-	-	-	-	-	236	-	-	236
Other comprehensive income	-	-	-	-	-	-	157	-	157
March 31, 2017	6,480,164	$65	-	$-	$(669)	$73,865	$(347)	$40,652	$113,566

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2017	2016
Operating activities
Net income	$3,112	$3,006
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	500	625
Depreciation and other amortization	309	315
Accretion and amortization of securities discounts and premium, net	132	120
Gain on sale of investment securities available for sale	-	(307)
Loss on sale of real estate owned	-	51
Write-down of real estate owned	-	125
Compensation expense related to stock options and grants	313	246
Gain on sale of loans held for sale	(1,001)	(1,447)
Loans originated and held for sale	(36,570)	(52,034)
Proceeds from sale of loans held for sale	37,920	44,183
Increase in cash surrender value of bank owned life insurance	(183)	(186)
Decrease in deferred tax asset	1,714	369
Decrease in other assets, net	87	62
Increase in other liabilities	713	461
Net cash provided by (used for) operating activities	7,046	(4,411)
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(55,134)	(34,519)
Purchase of property and equipment	(1,937)	(854)
Purchase of investment securities:
Available for sale	-	-
Other	(1,386)	(168)
Payments and maturities, calls and repayments of investment securities:
Available for sale	1,751	3,203
Other	1,605	-
Proceeds from sale of investment securities available for sale	-	10,603
Proceeds from sale of real estate owned	-	260
Net cash used for investing activities	(55,101)	(21,475)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	120,123	17,508
Increase in Federal Home Loan Bank advances and other borrowings, net	2,500	-
Proceeds from the exercise of stock options and warrants	112	285
Net cash provided by financing activities	122,735	17,793
Net increase (decrease) in cash and cash equivalents	74,680	(8,093)
Cash and cash equivalents at beginning of the period	46,552	62,866
Cash and cash equivalents at end of the period	$121,232	$54,773
Supplemental information
Cash paid for
Interest	$2,339	$1,767
Income taxes	-	1,350
Schedule of non-cash transactions
Real estate acquired in settlement of loans	-	245
Unrealized gain (loss) on securities, net of income taxes	(157)	(721)

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 3, 2017. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Business Segments
The Company began reporting its activities as three business segments – Commercial and Retail Banking, Mortgage Banking and Corporate in 2016. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were generated to third parties, that is, at current market prices. Please refer to “Note 9 – Reportable Segments” for further information on the reporting for the Company’s three business segments.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2017
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,266	4	90	6,180
SBA securities	1,436	-	16	1,420
State and political subdivisions	20,584	186	198	20,572
Mortgage-backed securities	35,076	14	426	34,664
Total investment securities available for sale	$63,362	204	730	62,836

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,271	1	113	6,159
SBA securities	1,453	-	16	1,437
State and political subdivisions	20,625	141	292	20,474
Mortgage-backed securities	36,895	21	506	36,410
Total investment securities available for sale	$65,244	163	927	64,480

During the first quarter of 2017, there were no investment securities either sold or called. During the first quarter of 2016, approximately $12.2 million of investment securities were either sold or called, subsequently resulting in a gain on sale of $307,000.

Contractual maturities and yields on the Company’s investment securities at March 31, 2017 and December 31, 2016 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,014	1.61%	4,166	2.27%	-	-	6,180	2.06%
SBA securities	-	-	-	-	-	-	1,420	1.56%	1,420	1.56%
State and political subdivisions	-	-	2,822	1.80%	12,063	2.36%	5,687	2.82%	20,572	2.41%
Mortgage-backed securities	-	-	-	-	8,014	1.66%	26,650	1.82%	34,664	1.78%
Total	$-	-	4,836	1.72%	24,243	2.11%	33,757	1.98%	62,836	2.01%

	December 31, 2016
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	997	1.15%	5,162	2.23%	-	-	6,159	2.06%
SBA securities	-	-	-	-	-	-	1,437	1.32%	1,437	1.32%
State and political subdivisions	-	-	2,271	1.73%	12,287	2.35%	5,916	2.77%	20,474	2.40%
Mortgage-backed securities	-	-	-	-	8,527	1.64%	27,883	1.68%	36,410	1.67%
Total	$-	-	3,268	1.55%	25,976	2.10%	35,236	1.85%	64,480	1.93%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2017
	Less than 12 months			12 months or longer					Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	4	$3,967	$90	-	$-	$-	4	$3,967	$90
SBA securities	-	-	-	1	1,421	16	1	1,421	16
State and political subdivisions	24	10,519	198	-	-	-	24	10,519	198
Mortgage-backed securities	26	28,837	396	2	3,722	30	28	32,559	426
Total	54	$43,323	$684	3	$5,143	$46	57	$48,466	$730

	December 31, 2016
	Less than 12 months			12 months or longer					Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$5,144	$113	-	$-	$-	5	$5,144	$113
SBA securities	1	1,437	16	-	-	-	1	1,437	16
State and political subdivisions	32	13,936	292	-	-	-	32	13,936	292
Mortgage-backed securities	25	27,292	476	2	3,991	30	27	31,283	506
Total	63	$47,809	$897	2	$3,991	$30	65	$51,800	$927

At March 31, 2017, the Company had 54 individual investments with a fair market value of $43.3 million that were in an unrealized loss position for less than 12 months and three individual investments with a fair market value of $5.1 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank stock	$4,965	5,173
Investment in Trust Preferred securities	403	403
Other investments	155	166
Total other investments	$5,523	5,742

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2017 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2017, $20.7 million of securities were pledged as collateral for repurchase agreements from brokers and no securities were pledged to secure client deposits. At December 31, 2016, $21.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $21.1 million of securities were pledged to secure client deposits.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2017, mortgage loans held for sale totaled $7.5 million compared to $7.8 million at December 31, 2016.

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

Mortgage loans sold by the Company to investors and which were believed to have met investor and agency underwriting guidelines at the time of sale may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.1 million as of March 31, 2017 and $2.0 million as of December 31, 2016.

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$288,300	23.7%	$285,938	24.6%
Non-owner occupied RE	258,449	21.2%	239,574	20.6%
Construction	36,889	3.0%	33,393	2.9%
Business	208,590	17.1%	202,552	17.4%
Total commercial loans	792,228	65.0%	761,457	65.5%
Consumer
Real estate	230,695	18.9%	215,588	18.5%
Home equity	143,673	11.8%	137,105	11.8%
Construction	31,535	2.6%	31,922	2.7%
Other	20,549	1.7%	17,572	1.5%
Total consumer loans	426,452	35.0%	402,187	34.5%
Total gross loans, net of deferred fees	1,218,680	100.0%	1,163,644	100.0%
Less—allowance for loan losses	(15,287)		(14,855)
Total loans, net	$1,203,393		$1,148,789

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

	March 31, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,336	149,371	116,593	288,300
Non-owner occupied RE	33,669	140,116	84,664	258,449
Construction	9,077	11,358	16,454	36,889
Business	62,790	106,729	39,071	208,590
Total commercial loans	127,872	407,574	256,782	792,228
Consumer
Real estate	28,754	52,367	149,574	230,695
Home equity	7,391	29,494	106,788	143,673
Construction	15,762	606	15,167	31,535
Other	6,600	9,629	4,320	20,549
Total consumer loans	58,507	92,096	275,849	426,452
Total gross loans, net of deferred fees	$186,379	499,670	532,631	1,218,680
Loans maturing after one year with:
Fixed interest rates				$778,861
Floating interest rates				253,440

	December 31, 2016
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$26,062	145,419	114,457	285,938
Non-owner occupied RE	34,685	142,261	62,628	239,574
Construction	5,881	9,558	17,954	33,393
Business	66,361	99,255	36,936	202,552
Total commercial loans	132,989	396,493	231,975	761,457
Consumer
Real estate	26,342	49,832	139,414	215,588
Home equity	7,142	29,041	100,922	137,105
Construction	14,103	627	17,192	31,922
Other	5,049	9,305	3,218	17,572
Total consumer	52,636	88,805	260,746	402,187
Total gross loan, net of deferred fees	$185,625	485,298	492,721	1,163,644
Loans maturing after one year with:
Fixed interest rates				$733,892
Floating interest rates				244,127

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

Credit Quality Indicators

Commercial
We manage a consistent process for assessing commercial loan credit quality by monitoring its loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our risk categories include Pass, Special Mention, Substandard, and Doubtful, each of which is defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	March 31, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$282,726	253,421	36,889	198,953	771,989
Special mention	3,164	976	-	3,735	7,875
Substandard	2,410	4,052	-	5,902	12,364
Doubtful	-	-	-	-	-
	$288,300	258,449	36,889	208,590	792,228

	December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$282,055	234,957	33,393	193,517	743,922
Special mention	1,097	975	-	2,489	4,561
Substandard	2,786	3,642	-	6,546	12,974
Doubtful	-	-	-	-	-
	$285,938	239,574	33,393	202,552	761,457

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				March 31, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$288,035	256,991	36,889	206,466	788,381
30-59 days past due	-	416	-	651	1,067
60-89 days past due	249	-	-	1,100	1,349
Greater than 90 Days	16	1,042	-	373	1,431
	$288,300	258,449	36,889	208,590	792,228

	December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$284,700	238,346	33,393	200,624	757,063
30-59 days past due	981	-	-	1,423	2,404
60-89 days past due	257	56	-	-	313
Greater than 90 Days	-	1,172	-	505	1,677
	$285,938	239,574	33,393	202,552	761,457

As of March 31, 2017 and December 31, 2016, loans 30 days or more past due represented 0.45% and 0.55% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.32% and 0.38% of the Company’s total loan portfolio as of March 31, 2017 and December 31, 2016, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	March 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$226,785	140,439	31,535	20,428	419,187
Special mention	860	2,184	-	24	3,068
Substandard	3,050	1,050	-	97	4,197
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$230,695	143,673	31,535	20,549	426,452

	December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Pass	$211,563	134,124	31,922	17,485	395,094
Special mention	1,064	2,109	-	16	3,189
Substandard	2,961	872	-	71	3,904
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$215,588	137,105	31,922	17,572	402,187

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$229,729	143,078	31,535	20,510	424,852
30-59 days past due	413	209	-	39	661
60-89 days past due	553	129	-	-	682
Greater than 90 Days	-	257	-	-	257
	$230,695	143,673	31,535	20,549	426,452

	December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Current	$214,228	136,638	31,922	17,427	400,215
30-59 days past due	1,041	210	-	126	1,377
60-89 days past due	282	-	-	6	288
Greater than 90 Days	37	257	-	13	307
	$215,588	137,105	31,922	17,572	402,187

As of March 31, 2017 and December 31, 2016, consumer loans 30 days or more past due were 0.13% and 0.17% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial
Owner occupied RE	$266	276
Non-owner occupied RE	2,514	2,711
Construction	-	-
Business	1,616	686
Consumer
Real estate	541	550
Home equity	257	256
Construction	-	-
Other	5	13
Nonaccruing troubled debt restructurings	979	990
Total nonaccrual loans, including nonaccruing TDRs	6,178	5,482
Other real estate owned	669	639
Total nonperforming assets	$6,847	6,121
Nonperforming assets as a percentage of:
Total assets	0.47%	0.46%
Gross loans	0.56%	0.53%
Total loans over 90 days past due	1,688	1,984
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$5,795	5,675

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

		March 31, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,271	2,220	2,220	420
Non-owner occupied RE	7,226	3,823	1,503	410
Construction	-	-	-	-
Business	4,353	3,665	2,943	1,160
Total commercial	13,850	9,708	6,666	1,990
Consumer
Real estate	1,844	1,828	1,642	605
Home equity	262	257	123	61
Construction	-	-	-	-
Other	181	181	181	93
Total consumer	2,287	2,266	1,946	759
Total	$16,137	11,974	8,612	2,749

		December 31, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,284	2,243	2,224	263
Non-owner occupied RE	7,238	4,031	1,638	457
Construction	-	-	-	-
Business	3,699	2,593	1,610	1,154
Total commercial	13,221	8,867	5,472	1,874
Consumer
Real estate	1,853	1,843	1,843	682
Home equity	207	257	-	-
Construction	-	-	-	-
Other	261	190	177	88
Total consumer	2,321	2,290	2,020	770
Total	$15,542	11,157	7,492	2,644

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended			Year ended
	March 31, 2017		March 31, 2016		December 31, 2016
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,232	28	$615	7	2,263	112
Non-owner occupied RE	3,927	29	5,731	48	4,106	200
Construction	-	-	1,778	30	-	-
Business	3,675	40	2,760	30	2,873	135
Total commercial	9,834	97	10,884	115	9,242	447
Consumer
Real estate	1,836	16	1,119	9	1,854	81
Home equity	256	1	195	2	257	2
Construction	-	-	-	-	-	-
Other	182	-	257	-	203	6
Total consumer	2,274	17	1,571	11	2,314	89
Total	$12,108	114	$12,455	126	11,556	536

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended March 31, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,843	2,778	295	4,123	2,780	1,475	252	309	14,855
Provision for loan losses	209	369	39	(321)	(40)	143	37	64	500
Loan charge-offs	-	(181)	-	(9)	-	-	-	-	(190)
Loan recoveries	-	1	-	30	90	1	-	-	122
Net loan charge-offs	-	(180)	-	21	90	1	-	-	(68)
Balance, end of period	$3,052	2,967	334	3,823	2,830	1,619	289	373	15,287
Net charge-offs to average loans (annualized)									0.02%
Allowance for loan losses to gross loans									1.25%
Allowance for loan losses to nonperforming loans									247.43%

	Three months ended March 31, 2016
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,347	3,187	338	3,800	2,070	1,202	313	372	13,629
Provision for loan losses	151	122	104	(158)	248	61	38	59	625
Loan charge-offs	(5)	(75)	-	(36)	(187)	-	-	(91)	(394)
Loan recoveries	-	2	-	33	-	-	-	3	38
Net loan charge-offs	(5)	(73)	-	(3)	(187)	-	-	(88)	(356)
Balance, end of period	$2,493	3,236	442	3,639	2,131	1,263	351	343	13,898
Net charge-offs to average loans (annualized)									0.14%
Allowance for loan losses to gross loans									1.34%
Allowance for loan losses to nonperforming loans									224.56%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	March 31, 2017
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,990	759	2,749	9,708	2,266	11,974
Collectively evaluated	8,230	4,308	12,538	782,520	424,186	1,206,706
Total	$10,220	5,067	15,287	792,228	426,452	1,218,680

	December 31, 2016
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,874	770	2,644	8,867	2,290	11,157
Collectively evaluated	8,165	4,046	12,211	752,590	399,897	1,152,487
Total	$10,039	4,816	14,855	761,457	402,187	1,163,644

NOTE 5 – Troubled Debt Restructurings

At March 31, 2017, the Company had 18 loans totaling $6.8 million compared to 17 loans totaling $6.7 million at December 31, 2016, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the three months ended March 31, 2017. There were no loans modified and considered a TDR during the three months ended March 31, 2016.

For the three months ended March 31, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$149	$149
Total loans	1	-	-	-	1	$149	$149

As of March 31, 2017, there was one loan with a recorded investment of $187,000 modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date. There were no such loans as of March 31, 2016.

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2017 and December 31, 2016.

	March 31, 2017
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$29,583	Other assets	$455
MBS forward sales commitments	18,000	Other assets	(140)
Total derivative financial instruments	$47,583		$315

	December 31, 2016
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$17,986	Other assets	$256
MBS forward sales commitments	14,250	Other assets	(3)
Total derivative financial instruments	$32,236		$253

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2017, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	March 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	6,180	-	6,180
SBA securities	-	1,420	-	1,420
State and political subdivisions	-	20,572	-	20,572
Mortgage-backed securities	-	34,664	-	34,664
Mortgage loans held for sale	-	7,452	-	7,452
Interest rate lock commitments	-	455	-	455
Total assets measured at fair value on a recurring basis	$-	70,743	-	70,743

Liabilities
MBS forward sales commitments	$-	140	-	140
Total liabilities measured at fair value on a recurring basis	$-	140	-	140

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,159	-	6,159
SBA securities	-	1,437	-	1,437
State and political subdivisions	-	20,474	-	20,474
Mortgage-backed securities	-	36,410	-	36,410
Mortgage loans held for sale	-	7,801	-	7,801
Interest rate lock commitments	-	256	-	256
Total assets measured at fair value on a recurring basis	$-	72,537	-	72,537

Liabilities
MBS forward sales commitments	$-	3	-	3
Total liabilities measured at fair value on a recurring basis	$-	3	-	3

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of March 31, 2017. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	3,855	5,370	9,225
Other real estate owned	-	556	113	669
Total assets measured at fair value on a nonrecurring basis	$-	4,411	5,483	9,894

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	4,075	4,438	8,513
Other real estate owned	-	526	113	639
Total assets measured at fair value on a nonrecurring basis	$-	4,601	4,551	9,152

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,523	5,523	-	-	5,523
Loans, net	1,203,393	1,203,710	-	3,855	1,199,855
Financial Liabilities:
Deposits	1,211,274	1,127,398	-	1,127,398	-
FHLB and other borrowings	117,700	118,357	-	118,357	-
Junior subordinated debentures	13,403	12,289	-	12,289	-

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,742	5,742	-	-	5,742
Loans, net	1,148,789	1,149,527	-	4,075	1,145,452
Financial Liabilities:
Deposits	1,091,151	1,004,923	-	1,004,923	-
FHLB and other borrowings	115,200	115,825	-	115,825	-
Junior subordinated debentures	13,403	12,026	-	12,026	-

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2017 and 2016. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2017. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2017 and 2016, there were 94,070 and 97,500 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended
	March 31,
(dollars in thousands, except share data)	2017	2016
Numerator:
Net income available to common shareholders	$3,112	3,006
Denominator:
Weighted-average common shares outstanding – basic	6,437,231	6,272,847
Common stock equivalents	392,359	390,585
Weighted-average common shares outstanding – diluted	6,829,590	6,663,432
Earnings per common share:
Basic	$0.48	0.48
Diluted	$0.46	0.45

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended March 31, 2017
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$13,893	66	2	(2)	13,959
Interest expense	2,223	-	131	(2)	2,352
Net interest income (loss)	11,670	66	(129)	-	11,607
Provision for loan losses	500	-	-	-	500
Noninterest income	994	1,057	-	-	2,051
Noninterest expense	7,446	848	66	-	8,360
Net income (loss) before taxes	4,718	275	(195)	-	4,798
Income tax (provision) benefit	(1,653)	(102)	69	-	(1,686)
Net income (loss)	$3,065	173	(126)	-	3,112
Total assets	$1,459,695	7,808	136,996	(136,561)	1,467,938

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016 and assesses our financial condition as of March 31, 2017 as compared to December 31, 2016. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the following:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●

Our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand, including our newly announced Raleigh, North Carolina and Atlanta Georgia markets;

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
●

Other risks and uncertainties detailed in Part I,. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At March 31, 2017, we had total assets of $1.47 billion, a 9.5% increase from total assets of $1.34 billion at December 31, 2016. The largest components of our total assets are net loans and securities which were $1.20 billion and $68.4 million, respectively, at March 31, 2017. Comparatively, our net loans and securities totaled $1.15 billion and $70.2 million, respectively, at December 31, 2016. Our liabilities and shareholders’ equity at March 31, 2017 totaled $1.35 billion and $113.6 million, respectively, compared to liabilities of $1.23 billion and shareholders’ equity of $109.9 million at December 31, 2016. The principal component of our liabilities is deposits which were $1.21 billion and $1.09 billion at March 31, 2017 and December 31, 2016, respectively.

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

Our net income to common shareholders was $3.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $106 thousand, or 3.5%. Diluted earnings per share (“EPS”) was $0.46, for the first quarter of 2017 as compared to $0.45 for the same period in 2016. The increase in net income resulted primarily from increases in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $11.6 million for the three month period ended March 31, 2017, a 12.6% increase over net interest income of $10.3 million for the same period in 2016. In comparison, our average earning assets increased 14.3%, or $163.9 million, during the first quarter of 2017 compared to the first quarter of 2016, while our interest-bearing liabilities increased by $96.7 million during the same period. The increase in average earning assets is primarily related to an increase in average loans partially offset by a decrease in investment securities, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2017 and 2016. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$29,514	$57	0.78%	$28,090	$45	0.64%
Investment securities, taxable	50,168	255	2.06%	67,206	355	2.12%
Investment securities, nontaxable(2)	19,614	195	4.04%	20,103	216	4.32%
Loans(3)	1,212,820	13,526	4.52%	1,032,793	11,795	4.59%
Total interest-earning assets	1,312,116	14,033	4.34%	1,148,192	12,411	4.35%
Noninterest-earning assets	65,246			59,309
Total assets	$1,377,362			$1,207,501
Interest-bearing liabilities
NOW accounts	$219,743	98	0.18%	$189,848	83	0.18%
Savings & money market	387,213	552	0.58%	326,323	343	0.42%
Time deposits	272,214	599	0.89%	274,422	562	0.82%
Total interest-bearing deposits	879,170	1,249	0.58%	790,593	988	0.50%
FHLB advances and other borrowings	123,345	999	3.28%	115,200	940	3.28%
Junior subordinated debentures	13,403	104	3.15%	13,403	94	2.82%
Total interest-bearing liabilities	1,015,918	2,352	0.94%	919,196	2,022	0.88%
Noninterest-bearing liabilities	249,478			191,340
Shareholders’ equity	111,966			96,965
Total liabilities and shareholders’ equity	$1,377,362			$1,207,501
Net interest spread			3.40%			3.47%
Net interest income (tax equivalent) / margin		$11,681	3.61%		$10,389	3.64%
Less: tax-equivalent adjustment(2)		74			82
Net interest income		$11,607			$10,307

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.61% for the three months ended March 31, 2017 compared to 3.64% for the first quarter of 2016. The three basis point decline in net interest margin was driven by the lower yield on our interest-earning assets combined with the increased rate on our interest-bearing liabilities compared to the prior year. While our average interest-earning assets grew by $163.9 million during the first three months of 2017 as compared to the same period in 2016, the average yield on these assets declined by one basis point. In addition, our average interest-bearing liabilities grew by $96.7 million during the 2017 period while the rate on these liabilities increased six basis points to 0.94% for the three months ended March 31, 2017.

The $163.9 million increase in average interest-earning assets for the three months ended March 31, 2017 as compared to the same quarter in 2016, primarily related to an $180.0 million increase in our average loan balances partially offset by a decrease in investment securities of $17.5 million during the 2017 period. However, the one basis point decrease in yield on these assets was driven by a seven basis point decrease in our loan yield. The lower yield on our loan portfolio was due to loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $96.7 million during the first quarter of 2017 as compared to the first quarter of 2016, while the cost of our interest-bearing liabilities increased by six basis points during the same period. The increased rate during the 2017 period resulted primarily from a $88.6 million increase in our interest-bearing deposits at an average rate of 0.58% which is eight basis points higher than that in the first quarter of 2016. In addition, the cost of our other interest-bearing liabilities, of which 63% are at variable rates tied to Libor, increased in relation to current market rates and trends.

Our net interest spread was 3.40% for the three months ended March 31, 2017 compared to 3.47% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The one basis point reduction in yield on our interest-earning assets and the six basis point increase in rate on our interest-bearing liabilities, resulted in a seven basis point decrease in our net interest spread for the 2017 period.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

					Three Months Ended
	March 31, 2017 vs. 2016				March 31, 2016 vs. 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$1,930	(169)	(30)	1,731	$1,497	(89)	(13)	1,395
Investment securities	(101)	(15)	3	(113)	191	(52)	(26)	113
Federal funds sold	2	9	1	12	(4)	30	(6)	20
Total interest income	1,831	(175)	(26)	1,630	1,684	(111)	(45)	1,528
Interest expense
Deposits	143	103	15	261	145	63	12	220
FHLB advances and other borrowings	58	1	-	59	(68)	135	(10)	57
Junior subordinated debt	-	10	-	10	-	14	-	14
Total interest expense	201	114	15	330	77	212	2	291
Net interest income	$1,630	(289)	(41)	1,300	$1,607	(323)	(47)	1,237

Net interest income, the largest component of our income, was $11.6 million for the three-month period ended March 31, 2017 and $10.3 million for the three months ended March 31, 2016, a $1.3 million, or 12.6%, increase during the first quarter of 2017. The increase in net interest income is due to a $1.6 million increase in interest income, partially offset by a $330,000 increase in interest expense. During the first quarter of 2017, the primary driver of the increase in net interest income was the $163.9 million increase in our average interest-earning assets as compared to the first quarter of 2016.

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

For the three months ended March 31, 2017 and 2016, we incurred a noncash expense related to the provision for loan losses of $500,000 and $625,000, respectively, which resulted in an allowance for loan losses of $15.3 million, or 1.25% of gross loans, for the 2017 period. For the three months ended March 31, 2016, our provision for loan losses of $625,000 resulted in an allowance for loan losses of $13.9 million, or 1.34% of gross loans, for the 2016 period. During the past 12 months, our loan balances increased by $179.8 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Mortgage banking income	1,057	1,447
Service fees on deposit accounts	278	220
Income from bank owned life insurance	183	186
Gain on sale of investment securities	-	307
Other income	533	399
Total noninterest income	2,051	2,559

Noninterest income decreased $508,000, or 19.9%, for the first quarter of 2017 as compared to the same period in 2016. The decrease in total noninterest income during the 2017 period resulted primarily from the following:

●

Mortgage banking income decreased by $390,000, or 27.0%, driven by lower origination volume during the first quarter due to seasonality typical of the industry as well as an overall increase in the average market rate for new mortgage loan originations. We anticipate that our mortgage origination volume for 2017 may not be at the same levels experienced in the past.

●	A gain on sale of investment securities of $307,000 was recognized in the first quarter of 2016 while there was no gain recognized during the current period.

Partially offsetting these decreases in noninterest income was a $58,000 increase in service fees on deposit accounts, driven by increased service charges and non-sufficient funds (“NSF”) fee income, and a $134,000 increase in other income due to increased loan fee income, which includes late charges and line of credit fees, and ATM and debit card exchange income.

In accordance with the requirement set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $263,000 and $201,000 for the three months ended March 31, 2017 and 2016, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Compensation and benefits	5,273	4,551
Occupancy	967	870
Real estate owned expenses	13	285
Outside service and data processing	745	598
Insurance	289	233
Professional fees	313	254
Marketing	210	231
Other	550	495
Total noninterest expense	8,360	7,517

Noninterest expense was $8.4 million for the three months ended March 31, 2017, an $843,000, or 11.2%, increase from noninterest expense of $7.5 million for the three months ended March 31, 2016. Significant fluctuations in noninterest expenses resulted from the following:

●

Compensation and benefits expense increased $722,000, or 15.9%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $421,000 driven by the cost of ten additional employees, six of which were hired in conjunction with the opening of our new office in Raleigh, North Carolina, with the remainder being hired to support our mortgage department as well as to support loan and deposit growth. Incentive compensation increased by $46,000 and benefits expense increased by $250,000 during the 2017 period. The increase in incentive compensation related to the additional number of employees at March 31, 2017 while the increase in benefits expenses was driven by an increase in payroll taxes and group insurance costs for the 2017 period.

●	Occupancy expenses increased by $97,000, or 11.1%, driven primarily by increased rent expense as well as additional property tax expenses on the properties we own.
●	Outside service and data processing costs increased by $147,000, or 24.6%, driven by increased software licensing and maintenance costs as well as ATM/Debit card related expenses.
●	Professional fees increased by $59,000, or 23.2%, due primarily to increased loan appraisal fees as well as other professional service fees related to our mortgage operations.
●	Other noninterest expenses increased by $55,000, or 11.1%, driven by an increase in travel and entertainment, business meals, and office supplies expenses.

Partially offsetting the increases in noninterest expense was a decrease in real estate owned expenses of $272,000, or 95.4%, due primarily to a loss on sale of property during the 2016 period.

Our efficiency ratio was 61.2% for the first quarter of 2017 compared to 58.4% for the same period in 2016. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The increase during the 2017 period relates primarily to the increase in noninterest expenses combined with the decrease in noninterest income compared to the prior year.

We incurred income tax expense of $1.7 million for the three months ended March 31, 2017 and 2016. Our effective tax rate was 35.1% and 36.4% for the three months ended March 31, 2017 and 2016, respectively. In the first quarter of 2017 we adopted the new FASB guidance which simplified several aspects of the accounting for share-based payment award transactions, including income tax consequences. As a result, our income tax expense was reduced by $53,000 for the period ended March 31, 2017.

BALANCE SHEET REVIEW

Investment Securities
At March 31, 2017, the $68.4 million in our investment securities portfolio represented approximately 4.7% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $62.8 million and an amortized cost of $63.4 million resulting in an unrealized loss of $526,000. At December 31, 2016, the $70.2 million in our investment securities portfolio represented approximately 5.2% of our total assets. At December 31, 2016, we held investment securities available for sale with a fair value of $64.5 million and an amortized cost of $65.2 million for an unrealized loss of $764,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2017 and 2016 were $1.21 billion and $1.03 billion, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2017 and December 31, 2016 were $1.22 billion and $1.16 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2017, our loan portfolio included $989.5 million, or 81.2%, of real estate loans. As of December 31, 2016, real estate loans made up 81.1% of our loan portfolio and totaled $943.5 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $143.7 million as of March 31, 2017, of which approximately 41% were in a first lien position, while the remaining balance was second liens, compared to $137.1 million as of December 31, 2016, with approximately 39% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $92,000 and a loan to value of 70% as of March 31, 2017, compared to an average loan balance of $91,000 and a loan to value of approximately 73% as of December 31, 2016. Further, 0.4% and 0.3% of our total home equity lines of credit were over 30 days past due as of March 31, 2017 and December 31, 2016, respectively.

Following is a summary of our loan composition at March 31, 2017 and December 31, 2016. During the first three months of 2017, our loan portfolio increased by $55.0 million, or 4.7%. Our commercial and consumer loan portfolios experienced similar growth during the three months ended March 31, 2017 with a 4.0% increase in commercial loans and an 6.0% increase in consumer loans during the period. Of the $55.0 million in loan growth during the first three months of 2017, $46.0 million of the increase was in loans secured by real estate, $6.0 million in commercial business loans, and $3.0 million in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $352,000, a term of 10 years, and an average rate of 4.33% as of March 31, 2017, compared to $341,000 a term of nine years, and an average rate of 4.34% as of December 31, 2016.

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$288,300	23.7%	$285,938	24.6%
Non-owner occupied RE	258,449	21.2%	239,574	20.6%
Construction	36,889	3.0%	33,393	2.9%
Business	208,590	17.1%	202,552	17.4%
Total commercial loans	792,228	65.0%	761,457	65.5%

Consumer
Real estate	230,695	18.9%	215,588	18.5%
Home equity	143,673	11.8%	137,105	11.8%
Construction	31,535	2.6%	31,922	2.7%
Other	20,549	1.7%	17,572	1.5%
Total consumer loans	426,452	35.0%	402,187	34.5%
Total gross loans, net of deferred fees	1,218,680	100.0%	1,163,644	100.0%
Less—allowance for loan losses	(15,287)		(14,855)
Total loans, net	$1,203,393		$1,148,789

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2017 and December 31, 2016, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2017	December 31, 2016
Commercial	$4,396	3,673
Consumer	803	819
Nonaccruing troubled debt restructurings	979	990
Total nonaccrual loans	6,178	5,482
Other real estate owned	669	639
Total nonperforming assets	$6,847	6,121

At March 31, 2017, nonperforming assets were $6.8 million, or 0.47% of total assets and 0.56% of gross loans. Comparatively, nonperforming assets were $6.1 million, or 0.46% of total assets and 0.53% of gross loans at December 31, 2016. Nonaccrual loans were $6.2 million at March 31, 2017, a $696,000 increase from December 31, 2016. During the first three months of 2017, three loans were put on nonaccrual status and three nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first three months of 2017 and 2016 was approximately $112,000 and $109,000, respectively.

Nonperforming assets include other real estate owned which totaled $669,000 at March 31, 2017, a $30,000 increase from December 31, 2016. The balance at March 31, 2017 includes six commercial properties totaling $348,000 and three residential properties totaling $321,000. All of these properties are located in the Upstate of  South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2017.

At March 31, 2017 and 2016, the allowance for loan losses represented 247.4% and 224.6% of the total amount of nonperforming loans, respectively. A significant portion, or 77%, of nonperforming loans at March 31, 2017 is secured by real estate. Our nonperforming loans have been written down to approximately 60% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $15.3 million as of March 31, 2017 to be adequate.

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

In addition, at March 31, 2017, 81.2% of our loans are collateralized by real estate and 77% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2017, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2017, impaired loans totaled $12.0 million for which $8.6 million of these loans have a reserve of approximately $2.7 million allocated in the allowance. During the first three months of 2017, the average recorded investment in impaired loans was approximately $12.1 million. Comparatively, impaired loans totaled $11.2 million at December 31, 2016, and $7.5 million of these loans had a reserve of approximately $2.6 million allocated in the allowance. During 2016, the average recorded investment in impaired loans was approximately $11.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2017, we determined that we had loans totaling $6.8 million that we considered TDRs. As of December 31, 2016, we had loans totaling $6.7 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $15.3 million and $13.9 million at March 31, 2017 and 2016, respectively, or 1.25% of outstanding loans at March 31, 2017 and 1.34% of outstanding loans at March 31, 2016. At December 31, 2016, our allowance for loan losses was $14.9 million, or 1.28% of outstanding loans, and we had net loans charged-off of $1.1 million for the year ended December 31, 2016.

During the three months ended March 31, 2017, we charged-off $190,000 of loans and recorded $122,000 of recoveries on loans previously charged-off, for net charge-offs of $68,000, or 0.02% of average loans, annualized. Comparatively, we charged-off $394,000 of loans and recorded $38,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $356,000, or 0.14% of average loans, annualized, for the first three months of 2016.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended
		March 31,	Year ended
(dollars in thousands)	2017	2016	December 31, 2016
Balance, beginning of period	$14,855	$13,629	13,629
Provision	500	625	2,300
Loan charge-offs	(190)	(394)	(1,648)
Loan recoveries	122	38	574
Net loan charge-offs	(68)	(356)	(1,074)
Balance, end of period	$15,287	$13,898	14,855

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

Our retail deposits represented $1.11 billion, or 91.8% of total deposits at March 31, 2017, while our out-of-market, or brokered, deposits represented $99.3 million, or 8.2% of our total deposits at March 31, 2017. At December 31, 2016, retail deposits represented $1.03 billion, or 94.6% of our total deposits, and brokered CDs were $59.1 million, representing 5.4% of our total deposits. Our loan-to-deposit ratio was 101% at March 31, 2017 and 107% at December 31, 2016.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Non-interest bearing	$253,320	235,538
Interest bearing:
NOW accounts	228,640	234,949
Money market accounts	391,923	345,117
Savings	15,688	14,942
Time, less than $100,000	49,367	48,638
Time and out-of-market deposits, $100,000 and over	272,336	211,967
Total deposits	$1,211,274	1,091,151

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.00 billion and $937.5 million at March 31, 2017, and December 31, 2016, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

			Three months ended
				March 31,
		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$239,873	-%	$182,340	-%
Interest bearing demand deposits	219,743	0.18%	189,848	0.18%
Money market accounts	371,985	0.60%	315,033	0.44%
Savings accounts	15,228	0.05%	11,290	0.05%
Time deposits less than $100,000	48,013	0.68%	58,740	0.75%
Time deposits greater than $100,000	224,201	0.94%	215,682	0.84%
Total deposits	$1,119,043	0.45%	$972,933	0.41%

During the twelve months ended March 31, 2017, our average transaction account balances increased by $148.3 million, or 21.2%, from the three months ended March 31, 2016, while our average time deposit balances decreased by $2.2 million during the same twelve-month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2017 was as follows:

(dollars in thousands)	March 31, 2017
Three months or less	$31,523
Over three through six months	73,691
Over six through twelve months	108,456
Over twelve months	58,666
Total	$272,336

Included in time deposits of $100,000 or more at March 31, 2017 is $89.4 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.96%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2017 and December 31, 2016 were $210.2 million and $153.7 million, respectively.

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

At March 31, 2017 and December 31, 2016, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $121.2 million and $46.6 million, or 8.3% and 3.5% of total assets, respectively. Our investment securities at March 31, 2017 and December 31, 2016 amounted to $68.4 million and $70.2 million, or 4.7% and 5.2% of total assets, respectively. The increase in cash and cash equivalents is primarily attributable to our effort to increase the amount of on balance sheet liquidity as well as in anticipation of $44.5 million of FHLB advances we have maturing in the second quarter of 2017. In addition, investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner; however, approximately 30% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at March 31, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2017 was $137.5 million, based on the Bank’s $5.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2017 and December 31, 2016 we had $175.3 million and $130.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $10.0 million, of which the entire balance was outstanding at March 31, 2017. The line of credit bears interest at LIBOR plus 2.90% with a floor of 3.25% and a ceiling of 5.15%, and matures on June 6, 2017. Management intends to renew the line of credit at maturity.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $113.6 million at March 31, 2017 and $109.9 million at December 31, 2016. The $3.7 million increase from December 31, 2016 is primarily related to net income of $3.1 million during the first three months of 2017, combined with a $157,000 increase in accumulated other comprehensive income and $112,000 from the exercise of stock options.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2017 and the year ended December 31, 2016. Since our inception, we have not paid cash dividends.

	March 31, 2017	December 31, 2016
Return on average assets	0.92%	1.04%
Return on average equity	11.27%	12.73%
Return on average common equity	11.27%	12.73%
Average equity to average assets ratio	8.13%	8.16%
Tangible common equity to assets ratio	7.74%	8.19%

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

It is management’s belief that, as of March 31, 2017, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

					March 31, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum			minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$145,063	12.20%	95,093	8.00%	118,866	10.00%
Tier 1 Capital (to risk weighted assets)	130,200	10.95%	71,319	6.00%	95,093	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	130,200	10.95%	53,490	4.50%	77,263	6.50%
Tier 1 Capital (to average assets)	130,200	9.47%	54,994	4.00%	68,743	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

					March 31, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	141,776	11.93%	95,093	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	126,913	10.68%	71,319	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	113,913	9.58%	53,490	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	126,913	9.21%	55,121	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2017, unfunded commitments to extend credit were $268.0 million, of which $66.8 million was at fixed rates and $201.2 million was at variable rates. At December 31, 2016, unfunded commitments to extend credit were $226.6 million, of which approximately $57.8 million was at fixed rates and $168.8 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At both March 31, 2017 and December 31, 2016, there were commitments under letters of credit for $4.1 million and $4.4 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	9.09%
Up 200 basis points	6.50%
Up 100 basis points	3.65%
Base	-
Down 100 basis points	(6.18)%
Down 200 basis points	(8.52)%
Down 300 basis points	(10.60)%

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2016, as filed in our Annual Report on Form 10-K.

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

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the Accounting Standards Codification. The ASU incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Company is currently evaluating the impact on additional disclosure requirements as each of the standards is adopted, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.

Certain risks described below update the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described below and in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially and adversely affect our business, financial condition, results of operations or cash flows.

New bank office facilities and other facilities, such as our planned office in Atlanta, Georgia, may not be profitable.

On April 25, 2017, we announced that we are expanding our operations to the greater Atlanta, Georgia market through the hiring of experienced banker Richard E. S. Bowen. The costs to start up new bank branches and loan production offices in new markets such as Atlanta, other than through acquisitions, and the additional costs to operate and integrate these facilities will increase our non-interest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches and loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: April 26, 2017	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2017	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.