Form 10-Q
period 2017-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2017-07-31
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,314,181 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 25, 2017.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2017 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,412	11,574
Federal funds sold	52,097	24,039
Interest-bearing deposits with banks	27,303	10,939
Total cash and cash equivalents	86,812	46,552
Investment securities:
Investment securities available for sale	81,379	64,480
Other investments	4,031	5,742
Total investment securities	85,410	70,222
Mortgage loans held for sale	11,480	7,801
Loans	1,299,829	1,163,644
Less allowance for loan losses	(15,444)	(14,855)
Loans, net	1,284,385	1,148,789
Bank owned life insurance	25,837	25,471
Property and equipment, net	31,686	28,362
Deferred income taxes	7,050	6,825
Other assets	6,566	6,886
Total assets	$1,539,226	1,340,908
LIABILITIES
Deposits	$1,297,911	1,091,151
Federal Home Loan Bank advances and other borrowings	73,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	11,976	11,282
Total liabilities	1,396,490	1,231,036
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,314,181 and 6,463,789 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	73	65
Nonvested restricted stock	(587)	(600)
Additional paid-in capital	99,174	73,371
Accumulated other comprehensive income (loss)	(180)	(504)
Retained earnings	44,256	37,540
Total shareholders’ equity	142,736	109,872
Total liabilities and shareholders’ equity	$1,539,226	1,340,908

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2017	2016	2017	2016
Interest income
Loans	$14,280	11,999	27,806	23,794
Investment securities	390	458	766	947
Federal funds sold	261	46	318	91
Total interest income	14,931	12,503	28,890	24,832
Interest expense
Deposits	1,739	946	2,989	1,934
Borrowings	840	1,044	1,942	2,078
Total interest expense	2,579	1,990	4,931	4,012
Net interest income	12,352	10,513	23,959	20,820
Provision for loan losses	500	575	1,000	1,200
Net interest income after provision for loan losses	11,852	9,938	22,959	19,620
Noninterest income
Mortgage banking income	1,603	2,235	2,660	3,682
Service fees on deposit accounts	284	244	561	463
Income from bank owned life insurance	183	180	366	366
Gain on sale of investment securities	2	19	2	325
Loss on disposal of fixed assets	(50)	-	(50)	-
Other income	540	468	1,075	868
Total noninterest income	2,562	3,146	4,614	5,704
Noninterest expenses
Compensation and benefits	5,524	4,855	10,798	9,405
Occupancy	1,033	892	1,999	1,762
Real estate owned expenses	(3)	359	10	644
Outside service and data processing costs	823	628	1,568	1,226
Insurance	297	217	587	450
Professional fees	382	284	695	538
Marketing	196	199	407	430
Other	510	419	1,059	914
Total noninterest expenses	8,762	7,853	17,123	15,369
Income before income tax expense	5,652	5,231	10,450	9,955
Income tax expense	2,048	1,925	3,734	3,643
Net income available to common shareholders	$3,604	3,306	6,716	6,312
Earnings per common share
Basic	$0.52	0.52	1.00	1.00
Diluted	$0.49	0.49	0.95	0.94
Weighted average common shares outstanding
Basic	6,986,948	6,301,853	6,713,608	6,287,350
Diluted	7,366,208	6,702,820	7,099,381	6,683,126

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$3,604	3,306	6,716	6,312
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	258	682	496	1,774
Tax (expense) benefit	(89)	(232)	(170)	(603)
Reclassification of realized gain	(2)	(19)	(2)	(325)
Tax expense	-	7	-	110
Other comprehensive income (loss)	167	438	324	956
Comprehensive income	$3,771	3,744	7,040	7,268

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2015	6,289,038	$63	-	-	$(360)	$70,037	$(4)	$24,504	$94,240
Net income	-	-	-	-	-	-	-	6,312	6,312
Proceeds from exercise of stock options	49,374	1	-	-	-	368	-	-	369
Issuance of restricted stock	17,000	-	-	-	(391)	391	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	144	-	-	-	144
Compensation expense related to stock options, net of tax	-	-	-	-	-	382	-	-	382
Other comprehensive income	-	-	-	-	-	-	956	-	956
June 30, 2016	6,355,412	$64	-	$-	$(607)	$71,178	$952	$30,816	$102,403
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	6,716	6,716
Net issuance of common stock	805,000	8	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	42,267	-	-	-	-	416	-	-	416
Issuance of restricted stock	3,125	-	-	-	(146)	146	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	159	-	-	-	159
Compensation expense related to stock options, net of tax	-	-	-	-	-	491	-	-	491
Other comprehensive income	-	-	-	-	-	-	324	-	324
June 30, 2017	7,314,181	$73	-	$-	$(587)	$99,174	$(180)	$44,256	$142,736

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2017	2016
Operating activities
Net income	$6,716	$6,312
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	1,000	1,200
Depreciation and other amortization	669	633
Accretion and amortization of securities discounts and premium, net	267	268
Gain on sale of investment securities available for sale	(2)	(325)
(Gain) loss on sale of real estate owned	(12)	51
Loss on disposal of fixed assets	50	-
Write-down of real estate owned	7	389
Compensation expense related to stock options and grants	650	526
Gain on sale of loans held for sale	(2,854)	(3,424)
Loans originated and held for sale	(94,159)	(122,495)
Proceeds from sale of loans held for sale	93,334	116,495
Increase in cash surrender value of bank owned life insurance	(366)	(366)
(Increase) decrease in deferred tax asset	(392)	963
Decrease (increase) in other assets, net	109	(432)
Increase in other liabilities	694	1,863
Net cash provided by operating activities	5,711	1,658
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(136,760)	(61,309)
Purchase of property and equipment	(4,043)	(2,484)
Purchase of investment securities:
Available for sale	(20,675)	(16,852)
Other	(1,811)	(169)
Payments and maturities, calls and repayments of investment securities:
Available for sale	4,002	13,127
Other	3,522	-
Proceeds from sale of investment securities available for sale	-	10,602
Proceeds from sale of real estate owned	380	320
Net cash used for investing activities	(155,385)	(56,765)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	206,760	63,391
Decrease in Federal Home Loan Bank advances and other borrowings, net	(42,000)	-
Proceeds from issuance of common stock	24,758	-
Proceeds from the exercise of stock options and warrants	416	369
Net cash provided by financing activities	189,934	63,760
Net increase in cash and cash equivalents	40,260	8,653
Cash and cash equivalents at beginning of the period	46,552	62,866
Cash and cash equivalents at end of the period	$86,812	$71,519
Supplemental information
Cash paid for
Interest	$4,891	$4,012
Income taxes	3,410	2,680
Schedule of non-cash transactions
Real estate acquired in settlement of loans	164	245
Unrealized gain on securities, net of income taxes	324	1,171

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 3, 2017. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Business Segments
The Company began reporting its activities as three business segments – Commercial and Retail Banking, Mortgage Banking and Corporate – in 2016. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were generated to third parties, that is, at current market prices. Please refer to “Note 9 – Reportable Segments” for further information on the reporting for the Company’s three business segments.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2017
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$9,260	12	72	9,200
SBA securities	4,438	-	21	4,417
State and political subdivisions	20,129	321	72	20,378
Mortgage-backed securities	47,822	9	447	47,384
Total investment securities available for sale	$81,649	342	612	81,379

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,271	1	113	6,159
SBA securities	1,453	-	16	1,437
State and political subdivisions	20,625	141	292	20,474
Mortgage-backed securities	36,895	21	506	36,410
Total investment securities available for sale	$65,244	163	927	64,480

During the first six months of 2017, there were $415,000 of investment securities either sold or called, resulting in a gain on sale of $2,000. During the first six months of 2016, approximately $19.8 million of investment securities were either sold or called, subsequently resulting in a gain on sale of $325,000.

Contractual maturities and yields on the Company’s investment securities at June 30, 2017 and December 31, 2016 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	3,015	1.70%	6,185	2.38%	-	-	9,200	2.16%
SBA securities	-	-	-	-	-	-	4,417	2.43%	4,417	2.43%
State and political subdivisions	-	-	2,409	1.55%	12,196	2.36%	5,773	2.82%	20,378	2.39%
Mortgage-backed securities	-	-	914	1.36%	9,686	1.82%	36,784	2.12%	47,384	2.03%
Total	$-	-	6,338	1.59%	28,067	2.18%	46,974	2.23%	81,379	2.16%

	December 31, 2016
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	997	1.15%	5,162	2.23%	-	-	6,159	2.06%
SBA securities	-	-	-	-	-	-	1,437	1.32%	1,437	1.32%
State and political subdivisions	-	-	2,271	1.73%	12,287	2.35%	5,916	2.77%	20,474	2.40%
Mortgage-backed securities	-	-	-	-	8,527	1.64%	27,883	1.68%	36,410	1.67%
Total	$-	-	3,268	1.55%	25,976	2.10%	35,236	1.85%	64,480	1.93%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2017
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	8	$6,480	$72	-	$-	$-	8	$6,480	$72
SBA securities	1	3,002	16	1	1,414	5	2	4,416	21
State and political subdivisions	14	6,492	72	-	-	-	14	6,491	72
Mortgage-backed securities	34	42,865	396	3	4,415	51	37	47,280	447
Total	57	$58,839	$556	4	$5,829	$56	61	$64,668	$612

	December 31, 2016
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$5,144	$113	-	$-	$-	5	$5,144	$113
SBA securities	1	1,437	16	-	-	-	1	1,437	16
State and political subdivisions	32	13,936	292	-	-	-	32	13,936	292
Mortgage-backed securities	25	27,292	476	2	3,991	30	27	31,283	506
Total	63	$47,809	$897	2	$3,991	$30	65	$51,800	$927

At June 30, 2017, the Company had 57 individual investments with a fair market value of $58.8 million that were in an unrealized loss position for less than 12 months and four individual investments with a fair market value of $5.8 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer, including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank stock	$3,499	5,173
Investment in Trust Preferred securities	403	403
Other investments	129	166
Total other investments	$4,031	5,742

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2017 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2017, $20.5 million of securities were pledged as collateral for repurchase agreements from brokers and no securities were pledged to secure client deposits. At December 31, 2016, $21.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $21.1 million of securities were pledged to secure client deposits.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2017, mortgage loans held for sale totaled $11.5 million compared to $7.8 million at December 31, 2016.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.2 million as of June 30, 2017 and $2.0 million as of December 31, 2016.

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$310,696	23.9%	$285,938	24.6%
Non-owner occupied RE	292,001	22.5%	239,574	20.6%
Construction	42,447	3.3%	33,393	2.9%
Business	212,703	16.3%	202,552	17.4%
Total commercial loans	857,847	66.0%	761,457	65.5%
Consumer
Real estate	233,401	18.0%	215,588	18.5%
Home equity	147,091	11.3%	137,105	11.8%
Construction	39,758	3.0%	31,922	2.7%
Other	21,732	1.7%	17,572	1.5%
Total consumer loans	441,982	34.0%	402,187	34.5%
Total gross loans, net of deferred fees	1,299,829	100.0%	1,163,644	100.0%
Less—allowance for loan losses	(15,444)		(14,855)
Total loans, net	$1,284,385		$1,148,789

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

	June 30, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$27,023	163,848	119,825	310,696
Non-owner occupied RE	39,353	151,447	101,201	292,001
Construction	12,303	9,210	20,934	42,447
Business	70,721	101,246	40,736	212,703
Total commercial loans	149,400	425,751	282,696	857,847
Consumer
Real estate	26,561	54,848	151,992	233,401
Home equity	9,382	30,130	107,579	147,091
Construction	16,602	2,614	20,542	39,758
Other	7,382	9,942	4,408	21,732
Total consumer loans	59,927	97,534	284,521	441,982
Total gross loans, net of deferred fees	$209,327	523,285	567,217	1,299,829
Loans maturing after one year with:
Fixed interest rates				$822,399
Floating interest rates				268,103

	December 31, 2016
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$26,062	145,419	114,457	285,938
Non-owner occupied RE	34,685	142,261	62,628	239,574
Construction	5,881	9,558	17,954	33,393
Business	66,361	99,255	36,936	202,552
Total commercial loans	132,989	396,493	231,975	761,457
Consumer
Real estate	26,342	49,832	139,414	215,588
Home equity	7,142	29,041	100,922	137,105
Construction	14,103	627	17,192	31,922
Other	5,049	9,305	3,218	17,572
Total consumer	52,636	88,805	260,746	402,187
Total gross loan, net of deferred fees	$185,625	485,298	492,721	1,163,644
Loans maturing after one year with :
Fixed interest rates				$733,892
Floating interest rates				244,127

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

Credit Quality Indicators

Commercial
We manage a consistent process for assessing commercial loan credit quality by monitoring its loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our risk categories include Pass, Special Mention, Substandard, and Doubtful, each of which is defined by our banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

					June 30, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$305,676	285,376	42,447	202,363	835,862
Special mention	2,645	3,038	-	4,546	10,229
Substandard	2,375	3,587	-	5,794	11,756
Doubtful	-	-	-	-	-
	$310,696	292,001	42,447	212,703	857,847

	December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$282,055	234,957	33,393	193,517	743,922
Special mention	1,097	975	-	2,489	4,561
Substandard	2,786	3,642	-	6,546	12,974
Doubtful	-	-	-	-	-
	$285,938	239,574	33,393	202,552	761,457

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$310,451	291,236	42,447	211,280	855,414
30-59 days past due	-	-	-	266	266
60-89 days past due	-	-	-	-	-
Greater than 90 Days	245	765	-	1,157	2,167
	$310,696	292,001	42,447	212,703	857,847

	December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$284,700	238,346	33,393	200,624	757,063
30-59 days past due	981	-	-	1,423	2,404
60-89 days past due	257	56	-	-	313
Greater than 90 Days	-	1,172	-	505	1,677
	$285,938	239,574	33,393	202,552	761,457

As of June 30, 2017 and December 31, 2016, loans 30 days or more past due represented 0.39% and 0.55% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.19% and 0.38% of the Company’s total loan portfolio as of June 30, 2017 and December 31, 2016, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$229,812	143,932	39,758	21,624	435,126
Special mention	744	2,235	-	10	2,989
Substandard	2,845	924	-	98	3,867
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$233,401	147,091	39,758	21,732	441,982

	December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Pass	$211,563	134,124	31,922	17,485	395,094
Special mention	1,064	2,109	-	16	3,189
Substandard	2,961	872	-	71	3,904
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$215,588	137,105	31,922	17,572	402,187

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$231,602	146,328	39,758	21,718	439,406
30-59 days past due	548	566	-	14	1,128
60-89 days past due	977	-	-	-	977
Greater than 90 Days	274	197	-	-	471
	$233,401	147,091	39,758	21,732	441,982

	December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Current	$214,228	136,638	31,922	17,427	400,215
30-59 days past due	1,041	210	-	126	1,377
60-89 days past due	282	-	-	6	288
Greater than 90 Days	37	257	-	13	307
	$215,588	137,105	31,922	17,572	402,187

As of June 30, 2017 and December 31, 2016, consumer loans 30 days or more past due were 0.20% and 0.17% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial
Owner occupied RE	$245	276
Non-owner occupied RE	2,205	2,711
Construction	-	-
Business	1,324	686
Consumer
Real estate	534	550
Home equity	197	256
Construction	-	-
Other	4	13
Nonaccruing troubled debt restructurings	749	990
Total nonaccrual loans, including nonaccruing TDRs	5,258	5,482
Other real estate owned	428	639
Total nonperforming assets	$5,686	6,121
Nonperforming assets as a percentage of:
Total assets	0.37%	0.46%
Gross loans	0.44%	0.53%
Total loans over 90 days past due	2,638	1,984
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$6,009	5,675

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

		June 30, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,240	2,186	833	401
Non-owner occupied RE	7,042	3,495	1,374	361
Construction	-	-	-	-
Business	4,308	3,581	3,087	1,305
Total commercial	13,590	9,262	5,294	2,067
Consumer
Real estate	1,650	1,629	1,629	1,026
Home equity	203	197	197	135
Construction	-	-	-	-
Other	180	179	179	28
Total consumer	2,033	2,005	2,005	1,189
Total	$15,623	11,267	7,299	3,256

		December 31, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,284	2,243	2,224	263
Non-owner occupied RE	7,238	4,031	1,638	457
Construction	-	-	-	-
Business	3,699	2,593	1,610	1,154
Total commercial	13,221	8,867	5,472	1,874
Consumer
Real estate	1,853	1,843	1,843	682
Home equity	207	257	-	-
Construction	-	-	-	-
Other	261	190	177	88
Total consumer	2,321	2,290	2,020	770
Total	$15,542	11,157	7,492	2,644

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	June 30, 2017		June 30, 2016
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,195	26	1,994	21
Non-owner occupied RE	3,620	48	5,582	35
Construction	-	-	-	-
Business	3,623	54	5,272	54
Total commercial	9,438	128	12,848	110
Consumer
Real estate	1,635	16	1,153	12
Home equity	197	1	257	1
Construction	-	-	-	-
Other	180	1	294	5
Total consumer	2,012	18	1,704	18
Total	$11,450	146	14,552	128

	Six months ended		Six months ended		Year ended
	June 30, 2017		June 30, 2016		December 31, 2016
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,204	53	1,999	43	2,263	112
Non-owner occupied RE	3,721	76	5,642	86	4,106	200
Construction	-	-	-	-	-	-
Business	3,635	98	5,315	134	2,873	135
Total commercial	9,560	227	12,956	263	9,242	447
Consumer
Real estate	1,642	33	1,155	21	1,854	81
Home equity	198	2	257	1	257	2
Construction	-	-	-	-	-	-
Other	181	2	295	6	203	6
Total consumer	2,021	37	1,707	28	2,314	89
Total	$11,581	264	14,663	291	11,556	536

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended June 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$3,052	2,967	334	3,823	2,830	1,619	289	373	15,287
Provision for loan losses	(88)	255	16	139	240	(23)	39	(78)	500
Loan charge-offs	-	(253)	-	(120)	-	-	-	-	(373)
Loan recoveries	-	12	-	15	(9)	12	-	-	30
Net loan charge-offs	-	(241)	-	(105)	(9)	12	-	-	(343)
Balance, end of period	$2,964	2,981	350	3,857	3,061	1,608	328	295	15,444
Net charge-offs to average loans (annualized)									0.11%
Allowance for loan losses to gross loans									1.19%
Allowance for loan losses to nonperforming loans									293.75%

	Three months ended June 30, 2016
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,493	3,236	442	3,639	2,131	1,263	351	343	13,898
Provision for loan losses	304	(250)	(49)	488	170	40	(139)	11	575
Loan charge-offs	-	-	(42)	(311)	-	(7)	-	(24)	(384)
Loan recoveries	-	25	-	203	-	-	-	-	228
Net loan charge-offs	-	25	(42)	(108)	-	(7)	-	(24)	(156)
Balance, end of period	$2,797	3,011	351	4,019	2,301	1,296	212	330	14,317
Net charge-offs to average loans (annualized)									0.06%
Allowance for loan losses to gross loans									1.34%
Allowance for loan losses to nonperforming loans									250.63%

	Six months ended June 30, 2017
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,843	2,778	295	4,123	2,780	1,475	252	309	14,855
Provision for loan losses	121	623	55	(182)	200	121	76	(14)	1,000
Loan charge-offs	-	(433)	-	(130)	-	-	-	-	(563)
Loan recoveries	-	13	-	46	81	12	-	-	152
Net loan charge-offs	-	(420)	-	(84)	81	12	-	-	(411)
Balance, end of period	$2,964	2,981	350	3,857	3,061	1,608	328	295	15,444
Net charge-offs to average loans (annualized)									0.03%

	Six months ended June 30, 2016
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,347	3,187	338	3,800	2,070	1,202	313	372	13,629
Provision for loan losses	455	(128)	55	330	418	101	(101)	70	1,200
Loan charge-offs	(5)	(75)	(42)	(348)	(187)	(7)	-	(115)	(779)
Loan recoveries	-	27	-	237	-	-	-	3	267
Net loan charge-offs	(5)	(48)	(42)	(111)	(187)	(7)	-	(112)	(512)
Balance, end of period	$2,797	3,011	351	4,019	2,301	1,296	212	330	14,317
Net charge-offs to average loans (annualized)									0.10%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	June 30, 2017
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,067	1,189	3,256	9,262	2,005	11,267
Collectively evaluated	8,085	4,103	12,188	848,585	439,977	1,288,562
Total	$10,152	5,292	15,444	857,847	441,982	1,299,829

	December 31, 2016
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,874	770	2,644	8,867	2,290	11,157
Collectively evaluated	8,165	4,046	12,211	752,590	399,897	1,152,487
Total	$10,039	4,816	14,855	761,457	402,187	1,163,644

NOTE 5 – Troubled Debt Restructurings

At June 30, 2017, the Company had 18 loans totaling $6.8 million compared to 17 loans totaling $6.7 million at December 31, 2016, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored four commercial loans previously classified as TDRs to accrual status.

During the three months ended June 30, 2017, the Company reduced or deferred payments on one commercial business loan whose modification was considered a TDR. The recorded investment in the loan before modification was $229,000 and the loan’s recorded investment following modification was $238,000. The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the six months ended June 30, 2017 and the three and six months ended 2016, respectively.

	For the six months ended June 30, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	1	-	-	2	$378	$387
Total loans	1	1	-	-	2	$378	$387

	For the three and six months ended June 30, 2016
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$2,381	$2,381
Consumer
Other	2	-	-	-	2	110	114
Total loans	3	-	-	-	3	$2,491	$2,495

As of June 30, 2017 and 2016, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2017 and December 31, 2016.

	June 30, 2017
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$28,457	Other assets	$357
MBS forward sales commitments	20,250	Other assets	72
Total derivative financial instruments	$48,707		$429

	December 31, 2016
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$17,986	Other assets	$256
MBS forward sales commitments	14,250	Other assets	(3)
Total derivative financial instruments	$32,236		$253

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

Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017, a significant portion of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Bank to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	June 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	9,200	-	9,200
SBA securities	-	4,417	-	4,417
State and political subdivisions	-	20,378	-	20,378
Mortgage-backed securities	-	47,384	-	47,384
Mortgage loans held for sale	-	11,480	-	11,480
Interest rate lock commitments	-	357	-	357
MBS forward sales commitments	-	72	-	72
Total assets measured at fair value on a recurring basis	$-	93,288	-	93,288

	December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,159	-	6,159
SBA securities	-	1,437	-	1,437
State and political subdivisions	-	20,474	-	20,474
Mortgage-backed securities	-	36,410	-	36,410
Mortgage loans held for sale	-	7,801	-	7,801
Interest rate lock commitments	-	256	-	256
Total assets measured at fair value on a recurring basis	$-	72,537	-	72,537

Liabilities
MBS forward sales commitments	$-	3	-	3
Total liabilities measured at fair value on a recurring basis	$-	3	-	3

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of June 30, 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of June 30, 2017. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,614	5,397	8,011
Other real estate owned	-	315	113	428
Total assets measured at fair value on a nonrecurring basis	$-	2,929	5,510	8,439

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	4,075	4,438	8,513
Other real estate owned	-	526	113	639
Total assets measured at fair value on a nonrecurring basis	$-	4,601	4,551	9,152

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,031	4,031	-	-	4,031
Loans, net	1,284,385	1,287,454	-	2,614	1,284,840
Financial Liabilities:
Deposits	1,297,911	1,201,720	-	1,201,720	-
FHLB and other borrowings	73,200	73,606	-	73,606	-
Junior subordinated debentures	13,403	12,528	-	12,528	-

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,742	5,742	-	-	5,742
Loans, net	1,148,789	1,149,527	-	4,075	1,145,452
Financial Liabilities:
Deposits	1,091,151	1,004,923	-	1,004,923	-
FHLB and other borrowings	115,200	115,825	-	115,825	-
Junior subordinated debentures	13,403	12,026	-	12,026	-

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2017. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2017 and 2016, there were 120,681 and 97,500 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share data)	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$3,604	3,306	6,716	6,312
Denominator:
Weighted-average common shares outstanding – basic	6,986,948	6,301,853	6,713,608	6,287,350
Common stock equivalents	379,260	400,967	385,773	395,776
Weighted-average common shares outstanding – diluted	7,366,208	6,702,820	7,099,381	6,683,126
Earnings per common share:
Basic	$0.52	0.52	1.00	1.00
Diluted	$0.49	0.49	0.95	0.94

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended June 30,					Three months ended June 30,
	2017					2016
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$14,851	80	6	(6)	14,931	12,410	93	-	-	12,503
Interest expense	2,442	-	143	(6)	2,579	1,894	-	96	-	1,990
Net interest income (loss)	12,409	80	(137)	-	12,352	10,516	93	(96)	-	10,513
Provision for loan losses	500	-	-	-	500	575	-	-	-	575
Noninterest income	959	1,603	-	-	2,562	911	2,235	-	-	3,146
Noninterest expense	7,667	1,035	60	-	8,762	6,698	1,313	(158)	-	7,853
Net income (loss) before taxes	5,201	648	(197)	-	5,652	4,154	1,015	62	-	5,231
Income tax (provision) benefit	(1,877)	(240)	69	-	(2,048)	(1,525)	(387)	(13)	-	(1,925)
Net income (loss)	$3,324	408	(128)	-	3,604	2,629	628	49	-	3,306
Total assets	$1,527,837	10,958	156,145	(155,714)	1,539,226	1,272,894	15,011	115,810	(113,005)	1,290,710

	Six months ended June 30,					Six months ended June 30,
	2017					2016
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ations	idated
Interest income	$28,744	146	8	(8)	28,890	24,677	155	1	(1)	24,832
Interest expense	4,665	-	274	(8)	4,931	3,817	-	196	(1)	4,012
Net interest income (loss)	24,079	146	(266)	-	23,959	20,860	155	(195)	-	20,820
Provision for loan losses	1,000	-	-	-	1,000	1,200	-	-	-	1,200
Noninterest income	1,954	2,660	-	-	4,614	2,022	3,682	-	-	5,704
Noninterest expense	15,114	1,883	126	-	17,123	13,032	2,214	123	-	15,369
Net income before taxes	9,919	923	(392)	-	10,450	8,650	1,623	(318)	-	9,955
Income tax (provision) benefit	(3,530)	(342)	138	-	(3,734)	(3,090)	(611)	58	-	(3,643)
Net income (loss)	$6,389	581	(254)	-	6,716	5,560	1,012	(260)	-	6,312
Total assets	$1,527,837	10,958	156,145	(155,714)	1,539,226	1,272,894	15,011	115,810	(113,005)	1,290,710

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three- and six-month periods ended June 30, 2017 as compared to the three- and six-month periods ended June 30, 2016 and assesses our financial condition as of June 30, 2017 as compared to December 31, 2016. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for that period. Results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

●

Our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand, including our recently announced Raleigh, North Carolina and Atlanta, Georgia markets;

●

The time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Cybersecurity breaches, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

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

At June 30, 2017, we had total assets of $1.54 billion, a 14.8% increase from total assets of $1.34 billion at December 31, 2016. The largest components of our total assets are net loans and securities which were $1.28 billion and $85.4 million, respectively, at June 30, 2017. Comparatively, our net loans and securities totaled $1.15 billion and $70.2 million, respectively, at December 31, 2016. Our liabilities and shareholders’ equity at June 30, 2017 totaled $1.40 billion and $142.7 million, respectively, compared to liabilities of $1.23 billion and shareholders’ equity of $109.9 million at December 31, 2016. The principal component of our liabilities is deposits which were $1.30 billion and $1.09 billion at June 30, 2017 and December 31, 2016, respectively.

On May 2, 2017, we issued a total of 805,000 shares of our common stock at $32.75 per share in a public offering. Proceeds from the offering were used to improve our capital structure, including to repay our former $10 million holding company line of credit, to fund future organic growth, and for working capital and other general corporate purposes.

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

Our net income to common shareholders was $3.6 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $298 thousand, or 9.0%. Diluted earnings per share (“EPS”) was $0.49 for the second quarter of 2017 and 2016. The increase in net income resulted primarily from an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Our net income to common shareholders was $6.7 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $404 thousand, or 6.4%. Diluted EPS was $0.95 for the six months ended June 30, 2017 as compared to $0.94 for the same period in 2016. The increase in net income resulted primarily from an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $12.4 million for the three-month period ended June 30, 2017, a 17.5% increase over net interest income of $10.5 million for the same period in 2016. In comparison, our average earning assets increased 21.3%, or $250.3 million, during the second quarter of 2017 compared to the second quarter of 2016, while our average interest-bearing liabilities increased by $169.1 million during the same period. Our net interest income was $24.0 million for the six-month period ended June 30, 2017, a 15.1% increase over net interest income of $20.8 million for the same period in 2016. In comparison, our average earning assets increased 17.8%, or $207.5 million, during the first six months of 2017 compared to the first six months of 2016, while our average interest-bearing liabilities increased by $130.1 million during the same period. The increase in average earning assets is primarily related to an increase in average loans and federal funds sold, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits, partially offset by a decrease in our FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2017 and 2016. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

				For the Three Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$95,214	$261	1.10%	$32,598	$46	0.57%
Investment securities, taxable	53,296	269	2.02%	66,128	327	1.99%
Investment securities, nontaxable(2)	19,879	195	3.94%	21,032	211	4.04%
Loans(3)	1,260,007	14,280	4.55%	1,058,296	11,999	4.56%
Total interest-earning assets	1,428,396	15,005	4.21%	1,178,054	12,583	4.30%
Noninterest-earning assets	66,916			62,111
Total assets	$1,495,312			$1,240,165

Interest-bearing liabilities
NOW accounts	$225,577	106	0.19%	$208,078	81	0.16%
Savings & money market	446,890	821	0.74%	322,753	327	0.41%
Time deposits	329,497	812	0.99%	262,334	538	0.82%
Total interest-bearing deposits	1,001,964	1,739	0.70%	793,165	946	0.48%
FHLB advances and other borrowings	75,469	729	3.87%	115,200	952	3.33%
Junior subordinated debentures	13,403	111	3.32%	13,403	92	2.76%
Total interest-bearing liabilities	1,090,836	2,579	0.95%	921,768	1,990	0.87%
Noninterest-bearing liabilities	272,096			217,948
Shareholders’ equity	132,380			100,449
Total liabilities and shareholders’ equity	$1,495,312			$1,240,165
Net interest spread			3.26%			3.43%
Net interest income (tax equivalent) / margin		$12,426	3.49%		$10,593	3.62%
Less: tax-equivalent adjustment(2)		74			80
Net interest income		$12,352			$10,513
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.49% for the three months ended June 30, 2017 compared to 3.62% for the second quarter of 2016. The 13 basis point decline in net interest margin was driven by the lower yield on our interest-earning assets combined with the increased rate on our interest-bearing liabilities compared to the prior year. While our average interest-earning assets grew by $250.3 million during the second quarter of 2017 as compared to the same period in 2016, the average yield on these assets declined by nine basis points. In addition, our average interest-bearing liabilities grew by $169.1 million during the 2017 period while the rate on these liabilities increased eight basis points to 0.95% for the three months ended June 30, 2017.

The $250.3 million increase in average interest-earning assets for the three months ended June 30, 2017, as compared to the same quarter in 2016, primarily related to a $201.7 million increase in our average loan balances and a $62.6 million increase in Federal funds sold. However, the nine basis point decrease in yield on these assets was driven by an increase in our average Federal funds sold balances during the quarter due to a lower yield when compared to our loan portfolio and other investments. The increase in Federal funds sold is a result of our efforts to improve our liquidity position for future cash needs.

In addition, our average interest-bearing liabilities increased by $169.1 million during the second quarter of 2017 as compared to the second quarter of 2016, while the cost of our interest-bearing liabilities increased by eight basis points during the same period. The increased rate during the 2017 period resulted primarily from a $208.8 million increase in our interest-bearing deposits at an average rate of 0.70%, a 22 basis point increase from the second quarter of 2016. In addition, the cost of our other interest-bearing liabilities, the majority of which are at variable rates tied to Libor, increased in relation to current market rates and trends.

Our net interest spread was 3.26% for the three months ended June 30, 2017 compared to 3.43% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The nine basis point reduction in yield on our interest-earning assets and the eight basis point increase in rate on our interest-bearing liabilities resulted in a 17 basis point decrease in our net interest spread for the 2017 period.

				For the Six Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$62,545	$318	1.03%	$30,344	$91	0.60%
Investment securities, taxable	51,740	523	2.04%	66,667	682	2.06%
Investment securities, nontaxable (2)	19,748	392	4.00%	20,568	427	4.18%
Loans	1,236,544	27,806	4.53%	1,045,544	23,794	4.58%
Total interest-earning assets	1,370,577	29,039	4.27%	1,163,123	24,994	4.32%
Noninterest-earning assets	66,086			60,710
Total assets	$1,436,663			$1,223,833
Interest-bearing liabilities
NOW accounts	$222,677	205	0.19%	$198,963	134	0.14%
Savings & money market	417,217	1,373	0.66%	324,538	670	0.42%
Time deposits	301,012	1,411	0.95%	270,878	1,130	0.84%
Total interest-bearing deposits	940,906	2,989	0.64%	794,379	1,934	0.49%
Note payable and other borrowings	99,274	1,727	3.51%	115,722	1,893	3.29%
Junior subordinated debentures	13,403	215	3.23%	13,403	185	2.78%
Total interest-bearing liabilities	1,053,583	4,931	0.94%	923,504	4,012	0.87%
Noninterest-bearing liabilities	260,851			201,622
Shareholders’ equity	122,229			98,707
Total liabilities and shareholders’ equity	$1,436,663			$1,223,833
Net interest spread			3.33%			3.45%
Net interest income (tax equivalent) / margin		$24,108	3.55%		$20,982	3.63%
Less: tax-equivalent adjustment (2)		149			162
Net interest income		$23,959			$20,820
(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.55% for the six months ended June 30, 2017 compared to 3.63% for the first six months of 2016. The decrease in net interest margin as compared to the same period in 2016 was driven primarily by a five basis point reduction in the yield on our interest-earning assets, combined with a seven basis point increase in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $207.5 million as compared to the 2016 period related primarily to a $191.0 million increase in our average loan balances for the 2017 period. However, the yield on our interest-earning assets decreased by five basis points due primarily to a five basis point decrease in our loan yield combined with an increase in our average Federal funds sold balances during the period which yielded a lower rate when compared to our loan portfolio and other investments. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $130.1 million during the six months ended June 30, 2017 as compared to the first six months of 2016. The cost of our interest-bearing liabilities increased seven basis points during the same period, driven by a $146.5 million increase in our average interest-bearing deposits at a rate 15 basis points higher than in the second quarter of 2016.

Our net interest spread was 3.33% for the six months ended June 30, 2017 compared to 3.45% for the same period in 2016. The 12 basis point decrease in our net interest spread for the 2017 period was driven by the five basis point reduction in yield on our interest-earning assets paired with the seven basis point increase in cost on our interest-bearing liabilities.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2017 vs. 2016				June 30, 2016 vs. 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,326	(38)	(7)	2,281	1,251	(173)	(20)	1,058
Investment securities	(72)	5	(1)	(68)	192	(58)	(32)	102
Federal funds sold	89	43	83	215	6	16	5	27
Total interest income	2,343	10	75	2,428	1,449	(215)	(47)	1,187
Interest expense
Deposits	250	430	113	793	140	(41)	(7)	92
FHLB advances and other borrowings	(325)	156	(54)	(223)	-	62	-	62
Junior subordinated debt	-	19	-	19	-	11	-	11
Total interest expense	(75)	605	59	589	140	32	(7)	165
Net interest income	$2,418	(595)	16	1,839	1,309	(247)	(40)	1,022

Net interest income, the largest component of our income, was $12.4 million for the three-month period ended June 30, 2017 and $10.5 million for the three months ended June 30, 2016, a $1.8 million, or 17.5%, increase during the second quarter of 2017. The increase in net interest income is due to a $2.4 million increase in interest income, partially offset by a $589,000 increase in interest expense. During the second quarter of 2017, the primary driver of the increase in net interest income was the $201.7 million increase in our average loan balances as compared to the second quarter of 2016.

	Six Months Ended
	June 30, 2017 vs. 2016				June 30, 2016 vs. 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$4,431	(354)	(65)	4,012	2,712	(229)	(30)	2,453
Investment securities	(169)	(15)	3	(181)	381	(108)	(57)	216
Federal funds sold	97	63	67	227	1	43	2	46
Total interest income	4,359	(306)	5	4,058	3,094	(294)	(85)	2,715
Interest expense
Deposits	404	539	112	1,055	285	24	4	313
Note payable and other	(261)	111	(16)	(166)	(61)	186	(6)	119
Junior subordinated debt	-	30	-	30	-	24	-	24
Total interest expense	143	680	96	919	224	234	(2)	456
Net interest income	$4,216	(986)	(91)	3,139	2,870	(528)	(83)	2,259

Net interest income for the six months ended June 30, 2017 was $24.0 million compared to $20.8 million for the first six months ended June 30, 2016, a $3.1 million, or 15.1% increase during the first six months of 2017 compared to the same period in 2016. The increase in net interest income is due to a $4.1 million increase in interest income, offset in part by a $919,000 increase in interest expense. The $191.0 million increase in average loan balances during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was the primary driver of the increase in net interest income during the 2017 period.

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

For the three and six months ended June 30, 2017, we incurred a noncash expense related to the provision for loan losses of $500,000 and $1.0 million, respectively, which resulted in an allowance for loan losses of $15.4 million, or 1.19% of gross loans, for the 2017 period. For the three and six months ended June 30, 2016, our provision for loan losses of $575,000 and $1.2 million, respectively, resulted in an allowance for loan losses of $14.3 million, or 1.34% of gross loans, for the 2016 period. During the past 12 months, our loan balances increased by $234.3 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
		June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income	$1,603	2,235	2,660	3,682
Service fees on deposit accounts	284	244	561	463
Income from bank owned life insurance	183	180	366	366
Gain on sale of investment securities	2	19	2	325
Loss on disposal of fixed assets	(50)	-	(50)	-
Other income	540	468	1,075	868
Total noninterest income	$2,562	3,146	4,614	5,704

Noninterest income decreased $584,000, or 18.6%, for the second quarter of 2017 as compared to the same period in 2016. The decrease in total noninterest income during the 2017 period resulted primarily from the following:

●	Mortgage banking income decreased by $632,000, or 28.3%, driven by lower origination volume during the second quarter due to an overall increase in the average market rate for new mortgage loan originations. We anticipate that our mortgage origination volume for 2017 may not be at the same levels experienced during during 2016 due primarily to the overall increase in the average market rate for new mortgage loans.

●	A gain on sale of investment securities of $2,000 was recognized in the second quarter of 2017 while there was a $19,000 gain recognized during the same period in 2016.

●	A loss on disposal of fixed assets of $50,000 during the second quarter of 2017 related to our move from a leased space to our new building in Charleston, South Carolina while there was no gain or loss recognized during the same period in 2016.

Partially offsetting these decreases in noninterest income was a $40,000 increase in service fees on deposit accounts, driven by non-sufficient funds (“NSF”) fee income, and a $72,000 increase in other income due to increased loan fee income, including late charges, line of credit fees, and ATM/debit card exchange income.

Noninterest income decreased $1.1 million, or 19.1%, during the six months ended June 30, 2017 as compared to the same period in 2016. The decrease in total noninterest income during the six months ended June 30, 2017 resulted primarily from a $1.1 million decrease in mortgage banking income and a $323,000 decrease in gain on sale of investment securities as compared to the prior period. Partially offsetting these decreases in noninterest income, was a $98,000 increase in service fees on deposit accounts and a $207,000 increase in other income which consists primarily of ATM/debit card transactions as well as wire transfer fees.

In accordance with the requirement set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $290,000 and $221,000 for the three months ended June 30, 2017 and 2016, respectively, and $552,000 and $421,000 for the six months ended June 30, 2017 and 2016, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
		June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Compensation and benefits	$5,524	4,855	10,798	9,405
Occupancy	1,033	892	1,999	1,762
Real estate owned expenses	(3)	359	10	644
Outside service and data processing	823	628	1,568	1,226
Insurance	297	217	587	450
Professional fees	382	284	695	538
Marketing	196	199	407	430
Other	510	419	1,059	914
Total noninterest expense	$8,762	7,853	17,123	15,369

Noninterest expense was $8.8 million for the three months ended June 30, 2017, a $909,000, or 11.6%, increase from noninterest expense of $7.9 million for the three months ended June 30, 2016. Significant fluctuations in noninterest expenses resulted from the following:

●	Compensation and benefits expense increased $669,000, or 13.8%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $499,000 driven by the cost of 28 additional employees, nine of which were hired in conjunction with the opening of our new offices in Raleigh, North Carolina and Atlanta, Georgia; four of which were hired as additional team leaders in our existing markets; and the remainder of which were hired to support loan and deposit growth as well as mortgage operations. Incentive compensation increased by $59,000 and benefits expense increased by $51,000 during the 2017 period. The increase in incentive compensation related to the additional number of employees at June 30, 2017 while the increase in benefits expenses was driven by an increase in payroll taxes and group insurance costs for the 2017 period.

●	Occupancy expenses increased by $141,000, or 15.8%, driven primarily by increased rent expense as well as additional depreciation and property tax expenses on the properties we own.

●	Outside service and data processing costs increased by $195,000, or 31.1%, driven by increased item processing, electronic banking, software licensing and maintenance costs as well as ATM/debit card related expenses.

●	Professional fees increased by $98,000, or 34.5%, due primarily to increased audit and accounting fees, professional recruiting fees, as well as other professional service fees related to our mortgage operations.

●	Other noninterest expenses increased by $91,000, or 21.7%, driven by an increase in travel and entertainment, collections, and corporate dues and subscriptions expenses.

Partially offsetting the increases in noninterest expense was a decrease in real estate owned expenses of $362,000, or 100.0%, due primarily to a loss on sale of property during the 2016 period.

Noninterest expense for the six months ended June 30, 2017 increased 11.4%, or $1.8 million, as compared to the six months ended June 30, 2016. The increase was driven primarily by the $1.4 million increase in compensation and benefits expense, $342,000 in outside service and data processing fees, and $237,000 in occupancy fees. Partially offsetting the increases in noninterest expense was a decrease of $634,000 in real estate owned expenses during the first six months of 2017.

Our efficiency ratio was 58.8% for the second quarter of 2017 compared to 57.5% for the same period in 2016. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The slight increase during the 2017 period relates primarily to the increase in noninterest expenses combined with the decrease in noninterest income compared to the prior year.

We incurred income tax expense of $2.0 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and $3.7 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 35.7% and 36.6% for the six months ended June 30, 2017 and 2016, respectively. In the first quarter of 2017, we adopted the new FASB guidance which simplified several aspects of the accounting for share-based payment award transactions, including income tax consequences. As a result, our income tax expense was reduced by $100,000 for the six months ended June 30, 2017.

BALANCE SHEET REVIEW

Investment Securities
At June 30, 2017, the $85.4 million in our investment securities portfolio represented approximately 5.5% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $81.4 million and an amortized cost of $81.6 million resulting in an unrealized loss of $270,000. At December 31, 2016, the $70.2 million in our investment securities portfolio represented approximately 5.2% of our total assets. At December 31, 2016, we held investment securities available for sale with a fair value of $64.5 million and an amortized cost of $65.2 million for an unrealized loss of $764,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2017 and 2016 were $1.24 billion and $1.05 billion, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2017 and December 31, 2016 were $1.30 billion and $1.16 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2017, our loan portfolio included $1.1 billion, or 82.0%, of real estate loans. As of December 31, 2016, real estate loans made up 81.1% of our loan portfolio and totaled $943.5 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $147.1 million as of June 30, 2017, of which approximately 41% were in a first lien position, while the remaining balance was second liens, compared to $137.1 million as of December 31, 2016, with approximately 39% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $89,000 and a loan to value of 71% as of June 30, 2017, compared to an average loan balance of $91,000 and a loan to value of approximately 73% as of December 31, 2016. Further, 0.5% and 0.3% of our total home equity lines of credit were over 30 days past due as of June 30, 2017 and December 31, 2016, respectively.

Following is a summary of our loan composition at June 30, 2017 and December 31, 2016. During the first six months of 2017, our loan portfolio increased by $136.2 million, or 11.7%. Our commercial and consumer loan portfolios each experienced growth during the six months ended June 30, 2017 with a 12.7% increase in commercial loans and a 9.9% increase in consumer loans during the period. Of the $136.2 million in loan growth during the first six months of 2017, $121.9 million of the increase was in loans secured by real estate, $10.2 million in commercial business loans, and $4.2 million in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $349,000, a term of 9 years, and an average rate of 4.33% as of June 30, 2017, compared to $341,000 a term of nine years, and an average rate of 4.34% as of December 31, 2016.

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$310,696	23.9%	$285,938	24.6%
Non-owner occupied RE	292,001	22.5%	239,574	20.6%
Construction	42,447	3.3%	33,393	2.9%
Business	212,703	16.3%	202,552	17.4%
Total commercial loans	857,847	66.0%	761,457	65.5%

Consumer
Real estate	233,401	18.0%	215,588	18.5%
Home equity	147,091	11.3%	137,105	11.8%
Construction	39,758	3.0%	31,922	2.7%
Other	21,732	1.7%	17,572	1.5%
Total consumer loans	441,982	34.0%	402,187	34.5%
Total gross loans, net of deferred fees	1,299,829	100.0%	1,163,644	100.0%
Less—allowance for loan losses	(15,444)		(14,855)
Total loans, net	$1,284,385		$1,148,789

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2017 and December 31, 2016, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial	$3,774	3,673
Consumer	735	819
Nonaccruing troubled debt restructurings	749	990
Total nonaccrual loans	5,258	5,482
Other real estate owned	428	639
Total nonperforming assets	$5,686	6,121

At June 30, 2017, nonperforming assets were $5.7 million, or 0.37% of total assets and 0.44% of gross loans. Comparatively, nonperforming assets were $6.1 million, or 0.46% of total assets and 0.53% of gross loans at December 31, 2016. Nonaccrual loans were $5.3 million at June 30, 2017, a $224,000 decrease from December 31, 2016. During the first six months of 2017, three loans were put on nonaccrual status and nine nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first six months of 2017 and 2016 was approximately $181,000 and $221,000, respectively.

Nonperforming assets include other real estate owned which totaled $428,000 at June 30, 2017, a $211,000 decrease from December 31, 2016. The balance at June 30, 2017 includes six commercial properties totaling $241,000 and two residential properties totaling $187,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2017.

At June 30, 2017 and 2016, the allowance for loan losses represented 293.8% and 250.6% of the total amount of nonperforming loans, respectively. A significant portion, or 74%, of nonperforming loans at June 30, 2017 is secured by real estate. Our nonperforming loans have been written down to approximately 55% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $15.4 million as of June 30, 2017 to be adequate.

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

In addition, at June 30, 2017, 82.0% of our loans are collateralized by real estate and 76% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2017, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2017, impaired loans totaled $11.3 million for which $7.3 million of these loans have a reserve of approximately $3.3 million allocated in the allowance. During the first six months of 2017, the average recorded investment in impaired loans was approximately $11.6 million. Comparatively, impaired loans totaled $11.2 million at December 31, 2016, and $7.5 million of these loans had a reserve of approximately $2.6 million allocated in the allowance. During 2016, the average recorded investment in impaired loans was approximately $11.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2017, we determined that we had loans totaling $6.8 million that we considered TDRs. As of December 31, 2016, we had loans totaling $6.7 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $15.4 million and $14.3 million at June 30, 2017 and 2016, respectively, or 1.19% of outstanding loans at June 30, 2017 and 1.34% of outstanding loans at June 30, 2016. At December 31, 2016, our allowance for loan losses was $14.9 million, or 1.28% of outstanding loans, and we had net loans charged-off of $1.1 million for the year ended December 31, 2016.

During the six months ended June 30, 2017, we charged-off $563,000 of loans and recorded $152,000 of recoveries on loans previously charged-off, for net charge-offs of $411,000, or 0.07% of average loans, annualized. Comparatively, we charged-off $779,000 of loans and recorded $267,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $512,000, or 0.10% of average loans, annualized, for the first six months of 2016.

Following is a summary of the activity in the allowance for loan losses.

		Six months ended
		June 30,	Year ended
(dollars in thousands)	2017	2016	December 31, 2016
Balance, beginning of period	$14,855	13,629	13,629
Provision	1,000	1,200	2,300
Loan charge-offs	(563)	(779)	(1,648)
Loan recoveries	152	267	574
Net loan charge-offs	(411)	(512)	(1,074)
Balance, end of period	$15,444	14,317	14,855

Deposits and Other Interest-Bearing Liabilities
Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. We have adopted guidelines regarding our use of brokered CDs that limit our brokered CDs to 20% of total deposits and dictate that our current interest rate risk profile determines the terms. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $1.2 billion, or 92.3% of total deposits at June 30, 2017, while our out-of-market, or brokered, deposits represented $99.4 million, or 7.9% of our total deposits at June 30, 2017. At December 31, 2016, retail deposits represented $1.03 billion, or 94.6% of our total deposits, and brokered CDs were $59.1 million, representing 5.4% of our total deposits. Our loan-to-deposit ratio was 100% at June 30, 2017 and 107% at December 31, 2016.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Non-interest bearing	$271,669	235,538
Interest bearing:
NOW accounts	226,724	234,949
Money market accounts	452,385	345,117
Savings	15,345	14,942
Time, less than $100,000	51,328	48,638
Time and out-of-market deposits, $100,000 and over	280,460	211,967
Total deposits	$1,297,911	1,091,151

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.09 billion and $937.5 million at June 30, 2017, and December 31, 2016, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended
	June 30,
	2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$250,937	-%	192,629	-%
Interest bearing demand deposits	222,677	0.19%	198,963	0.14%
Money market accounts	401,634	0.69%	312,637	0.43%
Savings accounts	15,583	0.05%	11,901	0.05%
Time deposits less than $100,000	49,176	0.75%	57,236	0.73%
Time deposits greater than $100,000	251,836	0.99%	213,642	0.84%
Total deposits	$1,191,843	0.51%	987,008	0.39%

During the six months ended June 30, 2017, our average transaction account balances increased by $174.7 million, or 24.4%, from the six months ended June 31, 2016, while our average time deposit balances increased by $30.1 million during the same six month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2017 was as follows:

(dollars in thousands)	June 30, 2017
Three months or less	$74,011
Over three through six months	53,360
Over six through twelve months	97,429
Over twelve months	55,660
Total	$280,460

Included in time deposits of $100,000 or more at June 30, 2017 is $99.4 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 0.99%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2017 and December 31, 2016 were $212.2 million and $153.7 million, respectively.

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

At June 30, 2017 and December 31, 2016, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $86.8 million and $46.6 million, or 5.6% and 3.5% of total assets, respectively. Our investment securities at June 30, 2017 and December 31, 2016 amounted to $85.4 million and $70.2 million, or 5.5% and 5.2% of total assets, respectively. The increase in cash and cash equivalents is primarily attributable to our effort to increase the amount of on balance sheet liquidity. In addition, investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner; however, approximately 25% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain three federal funds purchased lines of credit with correspondent banks totaling $45.0 million for which there were no borrowings against the lines of credit at June 30, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2017 was $203.1 million, based on the Bank’s $3.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2017 and December 31, 2016 we had $183.2 million and $130.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We entered into a new, unsecured interest only line of credit for $15.0 million with another financial institution effective June 30, 2017. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020. As of June 30, 2017, the line of credit was unused. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $142.7 million at June 30, 2017 and $109.9 million at December 31, 2016. The $32.8 million increase from December 31, 2016 is primarily related to the issuance of 805,000 shares of common stock on May 2, 2017 in a public offering. The common stock was issued at $32.75 per share for net proceeds of $24.8 million. Proceeds from the offering were used to improve our capital structure, including to repay our former $10 million line of credit with another financial institution, to fund future organic growth, and for working capital and other general corporate purposes. Net income of $6.7 million for the first half of 2017 also contributed to the increase in shareholders’ equity.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2017 and the year ended December 31, 2016. Since our inception, we have not paid cash dividends.

	June 30, 2017	December 31, 2016
Return on average assets	0.94%	1.04%
Return on average equity	11.08%	12.73%
Return on average common equity	11.08%	12.73%
Average equity to average assets ratio	8.51%	8.16%
Tangible common equity to assets ratio	9.27%	8.19%

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

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. The requirements in the rule began to phase in for us on January 1, 2015 and will be fully phased in by January 1, 2019.

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

It is management’s belief that, as of June 30, 2017, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$168,376	13.19%	102,160	8.00%	127,700	10.00%
Tier 1 Capital (to risk weighted assets)	152,932	11.98%	76,620	6.00%	102,160	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	152,932	11.98%	57,465	4.50%	83,005	6.50%
Tier 1 Capital (to average assets)	152,932	10.23%	59,811	4.00%	74,764	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$171,360	13.42%	102,160	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	155,916	12.21%	76,620	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	142,916	11.19%	57,465	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	155,916	10.43%	59,801	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2017, unfunded commitments to extend credit were $264.1 million, of which $70.0 million was at fixed rates and $194.1 million was at variable rates. At December 31, 2016, unfunded commitments to extend credit were $226.6 million, of which approximately $57.8 million was at fixed rates and $168.8 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As disclosed in Note 6 – Derivative Financial Instruments, we had mortgage loan interest rate lock commitments of $28.5 million and $18.0 million as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, there were commitments under letters of credit for $6.0 million and $4.4 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	8.24%
Up 200 basis points	5.65%
Up 100 basis points	2.85%
Base	-
Down 100 basis points	(4.88)%
Down 200 basis points	(6.32)%
Down 300 basis points	(8.48)%

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

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part 1, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: July 31, 2017	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2017	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
1.1	Underwriting Agreement dated April 27, 2017 (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed April 28, 2017).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.