Form 10-Q
period 2017-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2017-10-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,319,098 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 25, 2017.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2017 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,942	11,574
Federal funds sold	34,016	24,039
Interest-bearing deposits with banks	21,654	10,939
Total cash and cash equivalents	74,612	46,552
Investment securities:
Investment securities available for sale	78,440	64,480
Other investments	3,064	5,742
Total investment securities	81,504	70,222
Mortgage loans held for sale	9,124	7,801
Loans	1,327,739	1,163,644
Less allowance for loan losses	(15,579)	(14,855)
Loans, net	1,312,160	1,148,789
Bank owned life insurance	32,911	25,471
Property and equipment, net	31,549	28,362
Deferred income taxes	9,085	6,825
Other assets	6,739	6,886
Total assets	$1,557,684	1,340,908
LIABILITIES
Deposits	$1,342,577	1,091,151
Federal Home Loan Bank advances and other borrowings	39,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	15,055	11,282
Total liabilities	1,410,235	1,231,036
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,319,098 and 6,463,789 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	73	65
Nonvested restricted stock	(500)	(600)
Additional paid-in capital	99,464	73,371
Accumulated other comprehensive income (loss)	(93)	(504)
Retained earnings	48,505	37,540
Total shareholders’ equity	147,449	109,872
Total liabilities and shareholders’ equity	$1,557,684	1,340,908

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2017	2016	2017	2016
Interest income
Loans	$15,282	12,486	43,089	36,280
Investment securities	443	395	1,208	1,342
Federal funds sold	230	31	548	122
Total interest income	15,955	12,912	44,845	37,744
Interest expense
Deposits	2,084	957	5,073	2,891
Borrowings	562	1,075	2,504	3,153
Total interest expense	2,646	2,032	7,577	6,044
Net interest income	13,309	10,880	37,268	31,700
Provision for loan losses	500	825	1,500	2,025
Net interest income after provision for loan losses	12,809	10,055	35,768	29,675
Noninterest income
Mortgage banking income	1,403	2,003	4,063	5,685
Service fees on deposit accounts	324	269	886	732
Income from bank owned life insurance	224	187	590	553
Gain on sale of investment securities	-	106	2	431
Loss on disposal of fixed assets	-	-	(50)	-
Other income	591	452	1,665	1,320
Total noninterest income	2,542	3,017	7,156	8,721
Noninterest expenses
Compensation and benefits	5,698	4,948	16,496	14,353
Occupancy	1,043	908	3,042	2,670
Real estate owned expenses	28	81	38	725
Outside service and data processing costs	794	690	2,362	1,916
Insurance	258	227	845	678
Professional fees	334	326	1,029	864
Marketing	199	195	605	625
Other	452	425	1,512	1,339
Total noninterest expenses	8,806	7,800	25,929	23,170
Income before income tax expense	6,545	5,272	16,995	15,226
Income tax expense	2,295	1,839	6,030	5,481
Net income available to common shareholders	$4,250	3,433	10,965	9,745
Earnings per common share
Basic	$0.58	0.54	1.59	1.55
Diluted	$0.55	0.51	1.50	1.45
Weighted average common shares outstanding
Basic	7,281,594	6,322,073	6,905,017	6,299,009
Diluted	7,668,476	6,740,751	7,291,164	6,702,475

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$4,250	3,433	10,965	9,745
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	130	(222)	626	1,552
Tax (expense) benefit	(43)	75	(213)	(528)
Reclassification of realized gain	-	(106)	(2)	(431)
Tax expense	-	37	-	147
Other comprehensive income (loss)	87	(216)	411	740
Comprehensive income	$4,337	3,217	11,376	10,485

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

							Accumulated
					Nonvested	Additional	other
(dollars in thousands, except share data)	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2015	6,289,038	$63	-	-	$(360)	$70,037	$(4)	$24,504	$94,240
Net income	-	-	-	-	-	-	-	9,745	9,745
Proceeds from exercise of stock options	71,628	1	-	-	-	533	-	-	534
Issuance of restricted stock	22,000	-	-	-	(526)	526	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	211	-	-	-	211
Compensation expense related to stock options, net of tax	-	-	-	-	-	553	-	-	553
Other comprehensive income	-	-	-	-	-	-	740	-	740
September 30, 2016	6,382,666	$64	-	$-	$(675)	$71,649	$736	$34,249	$106,023
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	10,965	10,965
Net issuance of common stock	805,000	8	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	47,184	-	-	-	-	454	-	-	454
Issuance of restricted stock	3,125	-	-	-	(146)	146	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	246	-	-	-	246
Compensation expense related to stock options, net of tax	-	-	-	-	-	743	-	-	743
Other comprehensive income	-	-	-	-	-	-	411	-	411
September 30, 2017	7,319,098	$73	-	$-	$(500)	$99,464	$(93)	$48,505	$147,449

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2017	2016
Operating activities
Net income	$10,965	$9,745
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,500	2,025
Depreciation and other amortization	1,053	939
Accretion and amortization of securities discounts and premium, net	422	433
Gain on sale of investment securities available for sale	(2)	(431)
Loss on sale of real estate owned	3	51
Loss on disposal of fixed assets	50	-
Write-down of real estate owned	7	389
Compensation expense related to stock options and grants	989	764
Gain on sale of loans held for sale	(4,520)	(5,704)
Loans originated and held for sale	(144,622)	(198,601)
Proceeds from sale of loans held for sale	147,819	200,122
Increase in cash surrender value of bank owned life insurance	(590)	(553)
(Increase) decrease in deferred tax asset	(2,472)	552
Increase in other assets, net	(72)	(606)
Increase in other liabilities	3,773	1,328
Net cash provided by operating activities	14,303	10,453
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(165,160)	(110,576)
Purchase of property and equipment	(4,290)	(4,079)
Purchase of investment securities:
Available for sale	(20,675)	(16,852)
Other	(1,811)	(806)
Payments and maturities, calls and repayments of investment securities:
Available for sale	6,918	18,448
Other	4,489	-
Proceeds from sale of investment securities available for sale	-	22,185
Purchase of life insurance policies	(6,850)	-
Proceeds from sale of real estate owned	498	395
Net cash used for investing activities	(186,881)	(91,285)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	251,426	59,342
Decrease in Federal Home Loan Bank advances and other borrowings, net	(76,000)	-
Proceeds from issuance of common stock	24,758	-
Proceeds from the exercise of stock options and warrants	454	534
Net cash provided by financing activities	200,638	59,876
Net increase (decrease) in cash and cash equivalents	28,060	(20,956)
Cash and cash equivalents at beginning of the period	46,552	62,866
Cash and cash equivalents at end of the period	$74,612	$41,910
Supplemental information
Cash paid for
Interest	$7,404	$5,951
Income taxes	5,490	4,930
Schedule of non-cash transactions
Real estate acquired in settlement of loans	289	245
Unrealized gain on securities, net of income taxes	413	1,024

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 3, 2017. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

			September 30, 2017
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,754	14	58	8,710
SBA securities	4,357	-	18	4,339
State and political subdivisions	20,088	329	60	20,357
Mortgage-backed securities	45,381	15	362	45,034
Total investment securities available for sale	$78,580	358	498	78,440

			December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,271	1	113	6,159
SBA securities	1,453	-	16	1,437
State and political subdivisions	20,625	141	292	20,474
Mortgage-backed securities	36,895	21	506	36,410
Total investment securities available for sale	$65,244	163	927	64,480

During the first nine months of 2017, there were $915,000 of investment securities either sold or called, resulting in a gain on sale of $2,000. During the first nine months of 2016, approximately $33.5 million of investment securities were either sold or called, subsequently resulting in a gain on sale of $431,000.

Contractual maturities and yields on the Company’s investment securities at September 30, 2017 and December 31, 2016 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$997	1.15%	1,517	2.04%	6,196	2.39%	-	-	8,710	2.19%
SBA securities	-	-	-	-	-	-	4,339	2.48%	4,339	2.48%
State and political subdivisions	-	-	3,668	1.64%	11,730	2.44%	4,959	2.88%	20,357	2.40%
Mortgage-backed securities	790	1.30%	-	-	12,005	1.80%	32,239	2.04%	45,034	1.97%
Total	$1,787	1.21%	5,185	1.59%	29,931	2.18%	41,537	2.23%	78,440	2.13%

	December 31, 2016
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	997	1.15%	5,162	2.23%	-	-	6,159	2.06%
SBA securities	-	-	-	-	-	-	1,437	1.32%	1,437	1.32%
State and political subdivisions	-	-	2,271	1.73%	12,287	2.35%	5,916	2.77%	20,474	2.40%
Mortgage-backed securities	-	-	-	-	8,527	1.64%	27,883	1.68%	36,410	1.67%
Total	$-	-	3,268	1.55%	25,976	2.10%	35,236	1.85%	64,480	1.93%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2017
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	6	$5,250	$40	1	$740	$18	7	$5,990	$58
SBA securities	1	2,937	12	1	1,402	6	2	4,339	18
State and political subdivisions	8	3,652	12	6	2,910	48	14	6,562	60
Mortgage-backed securities	25	29,392	230	8	9,839	132	33	39,231	362
Total	40	$41,231	$294	16	$14,891	$204	56	$56,122	$498

	December 31, 2016
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$5,144	$113	-	$-	$-	5	$5,144	$113
SBA securities	1	1,437	16	-	-	-	1	1,437	16
State and political subdivisions	32	13,936	292	-	-	-	32	13,936	292
Mortgage-backed securities	25	27,292	476	2	3,991	30	27	31,283	506
Total	63	$47,809	$897	2	$3,991	$30	65	$51,800	$927

At September 30, 2017, the Company had 40 individual investments with a fair market value of $41.2 million that were in an unrealized loss position for less than 12 months and 16 individual investments with a fair market value of $14.9 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer, including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2017	December 31, 2016
Federal Home Loan Bank stock	$2,479	5,173
Investment in Trust Preferred securities	403	403
Other investments	182	166
Total other investments	$3,064	5,742

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2017 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2017, $9.8 million of securities were pledged as collateral for repurchase agreements from brokers and no securities were pledged to secure client deposits. At December 31, 2016, $21.0 million of securities were pledged as collateral for repurchase agreements from brokers, and approximately $21.1 million of securities were pledged to secure client deposits.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2017, mortgage loans held for sale totaled $9.1 million compared to $7.8 million at December 31, 2016.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.2 million as of September 30, 2017 and $2.0 million as of December 31, 2016.

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$317,262	23.9%	$285,938	24.6%
Non-owner occupied RE	301,360	22.7%	239,574	20.6%
Construction	32,332	2.4%	33,393	2.9%
Business	214,898	16.2%	202,552	17.4%
Total commercial loans	865,852	65.2%	761,457	65.5%
Consumer
Real estate	250,483	18.9%	215,588	18.5%
Home equity	150,371	11.3%	137,105	11.8%
Construction	38,766	2.9%	31,922	2.7%
Other	22,267	1.7%	17,572	1.5%
Total consumer loans	461,887	34.8%	402,187	34.5%
Total gross loans, net of deferred fees	1,327,739	100.0%	1,163,644	100.0%
Less—allowance for loan losses	(15,579)		(14,855)
Total loans, net	$1,312,160		$1,148,789

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

			September 30, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$24,771	165,019	127,472	317,262
Non-owner occupied RE	47,778	155,987	97,595	301,360
Construction	6,908	6,492	18,932	32,332
Business	63,391	109,003	42,504	214,898
Total commercial loans	142,848	436,501	286,503	865,852
Consumer
Real estate	23,864	62,991	163,628	250,483
Home equity	10,441	25,930	114,000	150,371
Construction	19,312	635	18,819	38,766
Other	5,875	12,082	4,310	22,267
Total consumer loans	59,492	101,638	300,757	461,887
Total gross loans, net of deferred fees	$202,340	538,139	587,260	1,327,739
Loans maturing after one year with:
Fixed interest rates				$851,998
Floating interest rates				273,401

			December 31, 2016
		After one
	One year	but within	After five
	or less	five years	years	Total
Commercial
Owner occupied RE	$26,062	145,419	114,457	285,938
Non-owner occupied RE	34,685	142,261	62,628	239,574
Construction	5,881	9,558	17,954	33,393
Business	66,361	99,255	36,936	202,552
Total commercial loans	132,989	396,493	231,975	761,457
Consumer
Real estate	26,342	49,832	139,414	215,588
Home equity	7,142	29,041	100,922	137,105
Construction	14,103	627	17,192	31,922
Other	5,049	9,305	3,218	17,572
Total consumer	52,636	88,805	260,746	402,187
Total gross loan, net of deferred fees	$185,625	485,298	492,721	1,163,644
Loans maturing after one year with:
Fixed interest rates				$733,892
Floating interest rates				244,127

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

				September 30, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$312,878	294,934	32,332	204,694	844,838
Special mention	2,020	2,039	-	4,587	8,646
Substandard	2,364	4,387	-	5,617	12,368
Doubtful	-	-	-	-	-
	$317,262	301,360	32,332	214,898	865,852

				December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$282,055	234,957	33,393	193,517	743,922
Special mention	1,097	975	-	2,489	4,561
Substandard	2,786	3,642	-	6,546	12,974
Doubtful	-	-	-	-	-
	$285,938	239,574	33,393	202,552	761,457

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$317,019	300,720	32,332	213,394	863,465
30-59 days past due	-	-	-	1,381	1,381
60-89 days past due	-	-	-	-	-
Greater than 90 Days	243	640	-	123	1,006
	$317,262	301,360	32,332	214,898	865,852

				December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$284,700	238,346	33,393	200,624	757,063
30-59 days past due	981	-	-	1,423	2,404
60-89 days past due	257	56	-	-	313
Greater than 90 Days	-	1,172	-	505	1,677
	$285,938	239,574	33,393	202,552	761,457

As of September 30, 2017 and December 31, 2016, loans 30 days or more past due represented 0.36% and 0.55% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.18% and 0.38% of the Company’s total loan portfolio as of September 30, 2017 and December 31, 2016, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				September 30, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$246,962	147,570	38,766	22,172	455,470
Special mention	719	126	-	7	852
Substandard	2,802	2,675	-	88	5,565
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$250,483	150,371	38,766	22,267	461,887

				December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Pass	$211,563	134,124	31,922	17,485	395,094
Special mention	1,064	2,109	-	16	3,189
Substandard	2,961	872	-	71	3,904
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$215,588	137,105	31,922	17,572	402,187

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

				September 30, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$248,907	149,978	38,493	22,175	459,553
30-59 days past due	132	90	-	92	314
60-89 days past due	1,172	180	273	-	1,625
Greater than 90 Days	272	123	-	-	395
	$250,483	150,371	38,766	22,267	461,887

				December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Current	$214,228	136,638	31,922	17,427	400,215
30-59 days past due	1,041	210	-	126	1,377
60-89 days past due	282	-	-	6	288
Greater than 90 Days	37	257	-	13	307
	$215,588	137,105	31,922	17,572	402,187

As of September 30, 2017 and December 31, 2016, consumer loans 30 days or more past due were 0.18% and 0.17% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial
Owner occupied RE	$244	276
Non-owner occupied RE	2,049	2,711
Construction	-	-
Business	1,116	686
Consumer
Real estate	1,267	550
Home equity	195	256
Construction	-	-
Other	2	13
Nonaccruing troubled debt restructurings	730	990
Total nonaccrual loans, including nonaccruing TDRs	5,603	5,482
Other real estate owned	420	639
Total nonperforming assets	$6,023	6,121
Nonperforming assets as a percentage of:
Total assets	0.39%	0.46%
Gross loans	0.45%	0.53%
Total loans over 90 days past due	1,401	1,984
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$6,954	5,675

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

			September 30, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,232	2,177	830	192
Non-owner occupied RE	7,854	4,299	3,704	948
Construction	-	-	-	-
Business	4,488	3,355	2,090	1,140
Total commercial	14,574	9,831	6,624	2,280
Consumer
Real estate	2,382	2,357	2,357	1,304
Home equity	203	195	195	133
Construction	-	-	-	-
Other	175	174	174	25
Total consumer	2,760	2,726	2,726	1,462
Total	$17,334	12,557	9,350	3,742

			December 31, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,284	2,243	2,224	263
Non-owner occupied RE	7,238	4,031	1,638	457
Construction	-	-	-	-
Business	3,699	2,593	1,610	1,154
Total commercial	13,221	8,867	5,472	1,874
Consumer
Real estate	1,853	1,843	1,843	682
Home equity	207	257	-	-
Construction	-	-	-	-
Other	261	190	177	88
Total consumer	2,321	2,290	2,020	770
Total	$15,542	11,157	7,492	2,644

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,182	25	2,000	30
Non-owner occupied RE	4,322	57	5,515	39
Construction	-	-	-	-
Business	3,498	58	5,072	71
Total commercial	10,002	140	12,587	140
Consumer
Real estate	2,361	40	1,573	16
Home equity	196	2	207	-
Construction	-	-	-	-
Other	176	1	257	2
Total consumer	2,733	43	2,037	18
Total	$12,735	183	14,624	158

	Nine months ended		Nine months ended			Year ended
	September 30, 2017		September 30, 2016		December 31, 2016
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,198	78	2,009	72	2,263	112
Non-owner occupied RE	4,503	154	5,594	124	4,106	200
Construction	-	-	-	-	-	-
Business	3,585	165	5,134	199	2,873	135
Total commercial	10,286	397	12,737	395	9,242	447
Consumer
Real estate	2,370	73	1,578	49	1,854	81
Home equity	196	4	257	1	257	2
Construction	-	-	-	-	-	-
Other	178	4	208	5	203	6
Total consumer	2,744	81	2,043	55	2,314	89
Total	$13,030	478	14,780	450	11,556	536

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

						Three months ended September 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,964	2,981	350	3,857	3,061	1,608	328	295	15,444
Provision for loan losses	(141)	634	(122)	213	160	(196)	(47)	(1)	500
Loan charge-offs	-	-	-	(388)	-	-	-	(11)	(399)
Loan recoveries	-	1	-	31	1	-	-	1	34
Net loan charge-offs	-	1	-	(357)	1	-	-	(10)	(365)
Balance, end of period	$2,823	3,616	228	3,713	3,222	1,412	281	284	15,579
Net charge-offs to average loans (annualized)									0.11%
Allowance for loan losses to gross loans									1.17%
Allowance for loan losses to nonperforming loans									278.05%

						Three months ended September 30, 2016
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,797	3,011	350	4,019	2,302	1,296	212	330	14,317
Provision for loan losses	98	47	(53)	337	215	119	(5)	67	825
Loan charge-offs	-	(25)	-	(515)	-	(43)	-	(100)	(683)
Loan recoveries	-	5	-	13	-	-	-	1	19
Net loan charge-offs	-	(20)	-	(502)	-	(43)	-	(99)	(664)
Balance, end of period	$2,895	3,038	297	3,854	2,517	1,372	207	298	14,478
Net charge-offs to average loans (annualized)									0.24%
Allowance for loan losses to gross loans									1.30%
Allowance for loan losses to nonperforming loans									258.3%

						Nine months ended September 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,843	2,778	295	4,123	2,780	1,475	252	309	14,855
Provision for loan losses	(20)	1,257	(67)	31	359	(75)	29	(14)	1,500
Loan charge-offs	-	(433)	-	(518)	-	-	-	(11)	(962)
Loan recoveries	-	14	-	77	83	12	-	-	186
Net loan charge-offs	-	(419)	-	(441)	83	12	-	(11)	(776)
Balance, end of period	$2,823	3,616	228	3,713	3,222	1,412	281	284	15,579
Net charge-offs to average loans (annualized)									0.08%

						Nine months ended September 30, 2016
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,347	3,187	338	3,800	2,070	1,202	313	372	13,629
Provision for loan losses	553	(81)	2	666	641	236	(106)	114	2,025
Loan charge-offs	(5)	(100)	(43)	(862)	(194)	(66)	-	(192)	(1,462)
Loan recoveries	-	32	-	250	-	-	-	4	286
Net loan charge-offs	(5)	(68)	(43)	(612)	(194)	(66)	-	(188)	(1,176)
Balance, end of period	$2,895	3,038	297	3,854	2,517	1,372	207	298	14,478
Net charge-offs to average loans (annualized)									0.15%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

					September 30, 2017
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,280	1,462	3,742	9,831	2,726	12,557
Collectively evaluated	8,100	3,737	11,837	856,021	459,161	1,315,182
Total	$10,380	5,199	15,579	865,852	461,887	1,327,739

					December 31, 2016
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,874	770	2,644	8,867	2,290	11,157
Collectively evaluated	8,165	4,046	12,211	752,590	399,897	1,152,487
Total	$10,039	4,816	14,855	761,457	402,187	1,163,644

NOTE 5 – Troubled Debt Restructurings

At September 30, 2017, the Company had 19 loans totaling $7.7 million compared to 17 loans totaling $6.7 million at December 31, 2016, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored four commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification during the nine months ended September 30, 2017 and 2016, respectively.

				For the nine months ended September 30, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Non-owner occupied RE	1	-	-	-	1	$976	$976
Business	1	1	-	-	2	378	387
Total loans	2	1	-	-	3	$1,354	$1,363

				For the nine months ended September 30, 2016
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied	1	-	-	-	1	$18	$22
Business	1	-	-	-	1	2,381	2,381
Consumer
Real estate	1	-	-	-	1	188	188
Other	1	-	-	-	1	26	30
Total loans	4	-	-	-	4	$2,613	$2,621

As of September 30, 2017 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date. There was one such loan at September 30, 2016 with a recorded investment of $30,000.

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

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2017 and December 31, 2016.

			September 30, 2017
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$29,258	Other assets	$343
MBS forward sales commitments	18,000	Other assets	46
Total derivative financial instruments	$47,258		$389

			December 31, 2016
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$17,986	Other assets	$256
MBS forward sales commitments	14,250	Other assets	(3)
Total derivative financial instruments	$32,236		$253

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

			September 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,710	-	8,710
SBA securities	-	4,339	-	4,339
State and political subdivisions	-	20,357	-	20,357
Mortgage-backed securities	-	45,034	-	45,034
Mortgage loans held for sale	-	9,124	-	9,124
Interest rate lock commitments	-	343	-	343
MBS forward sales commitments	-	46	-	46
Total assets measured at fair value on a recurring basis	$-	87,953	-	87,953

			December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,159	-	6,159
SBA securities	-	1,437	-	1,437
State and political subdivisions	-	20,474	-	20,474
Mortgage-backed securities	-	36,410	-	36,410
Mortgage loans held for sale	-	7,801	-	7,801
Interest rate lock commitments	-	256	-	256
Total assets measured at fair value on a recurring basis	$-	72,537	-	72,537

Liabilities
MBS forward sales commitments	$-	3	-	3
Total liabilities measured at fair value on a recurring basis	$-	3	-	3

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis as of September 30, 2017.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of September 30, 2017. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

			As of September 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,669	6,146	8,815
Other real estate owned	-	307	113	420
Total assets measured at fair value on a nonrecurring basis	$-	2,976	6,259	9,235

			As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	4,075	4,438	8,513
Other real estate owned	-	526	113	639
Total assets measured at fair value on a nonrecurring basis	$-	4,601	4,551	9,152

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows:

				September 30, 2017
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,064	3,064	-	-	3,064
Loans, net	1,312,160	1,315,125	-	2,669	1,312,456
Financial Liabilities:
Deposits	1,342,577	1,246,252	-	1,246,252	-
FHLB and other borrowings	39,200	40,452	-	40,452	-
Junior subordinated debentures	13,403	12,595	-	12,595	-

				December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,742	5,742	-	-	5,742
Loans, net	1,148,789	1,149,527	-	4,075	1,145,452
Financial Liabilities:
Deposits	1,091,151	1,004,923	-	1,004,923	-
FHLB and other borrowings	115,200	115,825	-	115,825	-
Junior subordinated debentures	13,403	12,026	-	12,026	-

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2017. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2017 and 2016, there were 109,450 and 108,457 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$4,250	3,433	10,965	9,745
Denominator:
Weighted-average common shares outstanding – basic	7,281,594	6,322,073	6,905,017	6,299,009
Common stock equivalents	386,882	418,678	386,147	403,466
Weighted-average common shares outstanding – diluted	7,668,476	6,740,751	7,291,164	6,702,475
Earnings per common share:
Basic	$0.58	0.54	1.59	1.55
Diluted	$0.55	0.51	1.50	1.45

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

				Three months ended					Three months ended
				September 30, 2017					September 30, 2016
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ations	idated
Interest income	$15,868	87	2	(2)	15,955	12,824	87	1	-	12,912
Interest expense	2,529	-	119	(2)	2,646	1,932	-	100	-	2,032
Net interest income (loss)	13,339	87	(117)	-	13,309	10,892	87	(99)	-	10,880
Provision for loan losses	500	-	-	-	500	825	-	-	-	825
Noninterest income	1,139	1,403	-	-	2,542	1,014	2,003	-	-	3,017
Noninterest expense	7,776	970	60	-	8,806	6,484	1,256	60	-	7,800
Net income (loss) before taxes	6,202	520	(177)	-	6,545	4,597	834	(159)	-	5,272
Income tax (provision) benefit	(2,165)	(192)	62	-	(2,295)	(1,596)	(299)	56	-	(1,839)
Net income (loss)	$4,037	328	(115)	-	4,250	3,001	535	(103)	-	3,433
Total assets	$1,548,771	8,476	160,905	(160,468)	1,557,684	1,277,213	9,678	119,431	(116,576)	1,289,746

	Nine months ended					Nine months ended
	September 30, 2017					September 30, 2016
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ations	idated
Interest income	$44,612	233	9	(9)	44,845	37,501	243	1	(1)	37,744
Interest expense	7,193	-	393	(9)	7,577	5,750	-	295	(1)	6,044
Net interest income (loss)	37,419	233	(384)	-	37,268	31,751	243	(294)	-	31,700
Provision for loan losses	1,500	-	-	-	1,500	2,025	-	-	-	2,025
Noninterest income	3,093	4,063	-	-	7,156	3,036	5,685	-	-	8,721
Noninterest expense	22,890	2,853	186	-	25,929	19,516	3,471	183	-	23,170
Net income before taxes	16,122	1,443	(570)	-	16,995	13,246	2,457	(477)	-	15,226
Income tax (provision) benefit	(5,695)	(534)	199	-	(6,030)	(4,686)	(909)	114	-	(5,481)
Net income (loss)	$10,427	909	(371)	-	10,965	8,560	1,548	(363)	-	9,745
Total assets	$1,548,771	8,476	160,905	(160,468)	1,557,684	1,277,213	9,678	119,431	(116,576)	1,289,746

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three- and nine-month periods ended September 30, 2017 as compared to the three- and nine-month periods ended September 30, 2016 and assesses our financial condition as of September 30, 2017 as compared to December 31, 2016. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for that period. Results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

At September 30, 2017, we had total assets of $1.6 billion, a 16.2% increase from total assets of $1.3 billion at December 31, 2016. The largest components of our total assets are net loans and securities which were $1.3 billion and $81.5 million, respectively, at September 30, 2017. Comparatively, our net loans and securities totaled $1.2 billion and $70.2 million, respectively, at December 31, 2016. Our liabilities and shareholders’ equity at September 30, 2017 totaled $1.4 billion and $147.4 million, respectively, compared to liabilities of $1.2 billion and shareholders’ equity of $109.9 million at December 31, 2016. The principal component of our liabilities is deposits which were $1.3 billion and $1.1 billion at September 30, 2017 and December 31, 2016, respectively.

During the second quarter of 2017, we issued a total of 805,000 shares of our common stock at $32.75 per share in a public offering. Proceeds from the offering were used to improve our capital structure, including to repay our former $10 million holding company line of credit, to fund future organic growth, and for working capital and other general corporate purposes.

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

Our net income to common shareholders was $4.3 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $817 thousand, or 23.8%. Diluted earnings per share (“EPS”) was $0.55 for the third quarter of 2017 as compared to $0.51 for the same period in 2016. The increase in net income resulted primarily from an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Our net income to common shareholders was $11.0 million and $9.7 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1.2 million, or 12.5%. Diluted EPS was $1.50 for the nine months ended September 30, 2017 as compared to $1.45 for the same period in 2016. The increase in net income resulted primarily from an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $13.3 million for the three-month period ended September 30, 2017, a 22.3% increase over net interest income of $10.9 million for the same period in 2016. In comparison, our average earning assets increased 22.8%, or $274.5 million, during the third quarter of 2017 compared to the third quarter of 2016, while our average interest-bearing liabilities increased by $188.6 million during the same period. Our net interest income was $37.3 million for the nine-month period ended September 30, 2017, a 17.6% increase over net interest income of $31.7 million for the same period in 2016. In comparison, our average earning assets increased 20.6%, or $240.2 million, during the first nine months of 2017 compared to the first nine months of 2016, while our average interest-bearing liabilities increased by $149.8 million during the same period. The increase in average earning assets is primarily related to an increase in average loans and federal funds sold, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits, partially offset by a decrease in our FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three- and nine- month periods ended September 30, 2017 and 2016. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
			2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$69,907	$230	1.31%	$22,611	$31	0.55%
Investment securities, taxable	63,258	327	2.05%	60,219	267	1.76%
Investment securities, nontaxable(2)	20,222	187	3.67%	21,095	206	3.89%
Loans(3)	1,322,193	15,282	4.59%	1,097,201	12,486	4.53%
Total interest-earning assets	1,475,580	16,026	4.31%	1,201,126	12,990	4.30%
Noninterest-earning assets	74,295			60,801
Total assets	$1,549,875			$1,261,927

Interest-bearing liabilities
NOW accounts	$214,929	98	0.18%	$205,795	78	0.15%
Savings & money market	518,918	1,098	0.84%	326,722	329	0.40%
Time deposits	326,732	888	1.08%	267,609	550	0.82%
Total interest-bearing deposits	1,060,579	2,084	0.78%	800,126	957	0.48%
FHLB advances and other borrowings	50,418	446	3.51%	122,308	980	3.19%
Junior subordinated debentures	13,403	116	3.43%	13,403	95	2.82%
Total interest-bearing liabilities	1,124,400	2,646	0.93%	935,837	2,032	0.86%
Noninterest-bearing liabilities	280,181			221,797
Shareholders’ equity	145,294			104,293
Total liabilities and shareholders’ equity	$1,549,875			$1,261,927
Net interest spread			3.38%			3.44%
Net interest income (tax equivalent) / margin		$13,380	3.60%		$10,958	3.63%
Less: tax-equivalent adjustment(2)		71			78
Net interest income		$13,309			$10,880
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.60% for the three months ended September 30, 2017 compared to 3.63% for the third quarter of 2016. The three basis point decline in net interest margin was primarily driven by the increased rate on our interest-bearing deposits compared to the prior year. Our average interest-earning assets grew by $274.5 million during the third quarter of 2017 as compared to the same period in 2016, and the average yield on these assets slightly increased as well. However, our average interest-bearing liabilities grew by $188.6 million during the 2017 period as compared to the same period in 2016, while the rate on these liabilities increased seven basis points to 0.93% for the three months ended September 30, 2017.

The $274.5 million increase in average interest-earning assets for the three months ended September 30, 2017, as compared to the same quarter in 2016, primarily related to a $225.0 million increase in our average loan balances and a $47.3 million increase in federal funds sold. The slight increase in yield on these assets was driven by the increase in our average loan balances with higher yields on new loans originated and renewed during the quarter than when compared to the past. The increase in yield was partially offset due to the increase in federal funds sold. The increase of federal funds sold is a result of our efforts to improve our liquidity position for future cash needs.

In addition, our average interest-bearing liabilities increased by $188.6 million during the third quarter of 2017 as compared to the third quarter of 2016, while the cost of our interest-bearing liabilities increased by seven basis points during the same period. The increased rate during the 2017 period resulted primarily from a $260.5 million increase in our interest-bearing deposits at an average rate of 0.78%, a 30 basis point increase from the third quarter of 2016. In addition, the cost of our other interest-bearing liabilities, the majority of which are at variable rates tied to Libor, increased in relation to current market rates and trends.

Our net interest spread was 3.38% for the three months ended September 30, 2017 compared to 3.44% for the same period in 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The one basis point increase in yield on our interest-earning assets and the seven basis point increase in rate on our interest-bearing liabilities resulted in a six basis point decrease in our net interest spread for the 2017 period.

	For the Nine Months Ended September 30,
			2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$65,026	$548	1.13%	$27,746	$122	0.59%
Investment securities, taxable	55,545	850	2.05%	64,502	949	1.97%
Investment securities, nontaxable (2)	19,984	577	3.86%	20,745	634	4.08%
Loans	1,265,408	43,089	4.55%	1,052,804	36,280	4.60%
Total interest-earning assets	1,405,963	45,064	4.29%	1,165,797	37,985	4.35%
Noninterest-earning assets	68,852			70,827
Total assets	$1,474,815			$1,236,624
Interest-bearing liabilities
NOW accounts	$220,066	304	0.18%	$201,257	242	0.16%
Savings & money market	451,490	2,471	0.73%	325,271	999	0.41%
Time deposits	309,679	2,298	0.99%	269,780	1,650	0.82%
Total interest-bearing deposits	981,235	5,073	0.69%	796,308	2,891	0.48%
Note payable and other borrowings	82,810	2,172	3.51%	117,934	2,873	3.25%
Junior subordinated debentures	13,403	332	3.31%	13,403	280	2.79%
Total interest-bearing liabilities	1,077,448	7,577	0.94%	927,645	6,044	0.87%
Noninterest-bearing liabilities	267,365			208,396
Shareholders’ equity	130,002			100,583
Total liabilities and shareholders’ equity	$1,474,815			$1,236,624
Net interest spread			3.35%			3.48%
Net interest income (tax equivalent) / margin		$37,487	3.56%		$31,941	3.66%
Less: tax-equivalent adjustment (2)		219			241
Net interest income		$37,268			$31,700
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.56% for the nine months ended September 30, 2017 compared to 3.66% for the first nine months of 2016. The ten basis point decrease in net interest margin as compared to the same period in 2016 was driven primarily by a six basis point reduction in the yield on our interest-earning assets, combined with a seven basis point increase in the cost of our interest-bearing liabilities.

Our average interest-earning assets increased by $240.2 million as compared to the 2016 period related primarily to a $212.6 million increase in our average loan balances for the 2017 period. However, the yield on our interest-earning assets decreased by six basis points due primarily to a five basis point decrease in our loan yield combined with an increase in our average federal funds sold balances during the period which yielded a lower rate when compared to our loan portfolio and other investments. The decline in yield on our loan portfolio was driven primarily by loans being originated or renewed during the 2017 period at market rates which are lower than those in the past.

In addition, our average interest-bearing liabilities increased by $149.8 million during the nine months ended September 30, 2017 as compared to the first nine months of 2016. The cost of our interest-bearing liabilities increased seven basis points during the same period, driven by a $184.9 million increase in our average interest-bearing deposits at a rate 21 basis points higher than in the third quarter of 2016.

Our net interest spread was 3.35% for the nine months ended September 30, 2017 compared to 3.48% for the same period in 2016. The 13 basis point decrease in our net interest spread for the 2017 period was driven by the six basis point reduction in yield on our interest-earning assets paired with the seven basis point increase in cost on our interest-bearing liabilities.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
		September 30, 2017 vs. 2016				September 30, 2016 vs. 2015
		Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,599	164	33	2,796	1,343	(195)	(24)	1,124
Investment securities	11	36	1	48	116	(69)	(23)	24
Federal funds sold	65	43	91	199	(18)	32	(16)	(2)
Total interest income	2,675	243	125	3,043	1,441	(232)	(63)	1,146
Interest expense
Deposits	304	626	197	1,127	85	(63)	(6)	16
FHLB advances and other borrowings	(576)	96	(54)	(534)	54	21	1	76
Junior subordinated debt	-	21	-	21	-	12	-	12
Total interest expense	(272)	743	143	614	139	(30)	(5)	104
Net interest income	$2,947	(500)	(18)	2,429	1,302	(202)	(58)	1,042

Net interest income, the largest component of our income, was $13.3 million for the three-month period ended September 30, 2017 and $10.9 million for the three months ended September 30, 2016, a $2.4 million, or 22.3%, increase during the third quarter of 2017. The increase in net interest income is due to a $3.0 million increase in interest income, partially offset by a $614,000 increase in interest expense. During the third quarter of 2017, the primary driver of the increase in net interest income was the $225.0 million increase in our average loan balances as compared to the third quarter of 2016.

	Nine Months Ended
	September 30, 2017 vs. 2016					September 30, 2016 vs. 2015
	Increase (Decrease) Due to					Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$7,455	(538)	(108)	6,809	3,713	(122)	(14)	3,577
Investment securities	(149)	17	(2)	(134)	495	(175)	(80)	240
Federal funds sold	165	112	149	426	(17)	76	(16)	43
Total interest income	7,471	(409)	39	7,101	4,191	(221)	(110)	3,860
Interest expense
Deposits	712	1,181	289	2,182	382	(47)	(7)	328
FHLB advances and other borrowings	(848)	210	(63)	(701)	(10)	206	(1)	195
Junior subordinated debt	-	52	-	52	-	36	-	36
Total interest expense	(136)	1,443	226	1,533	372	195	(8)	559
Net interest income	$7,607	(1,852)	(187)	5,568	3,819	(416)	(102)	3,301

Net interest income for the nine months ended September 30, 2017 was $37.3 million compared to $31.7 million for the first nine months ended September 30, 2016, a $5.6 million, or 17.6% increase during the first nine months of 2017 compared to the same period in 2016. The increase in net interest income is due to a $7.1 million increase in interest income, offset in part by a $1.5 million increase in interest expense. The $212.6 million increase in average loan balances during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was the primary driver of the increase in net interest income during the 2017 period.

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

For the three and nine months ended September 30, 2017, we incurred a noncash expense related to the provision for loan losses of $500,000 and $1.5 million, respectively, which resulted in an allowance for loan losses of $15.6 million, or 1.17% of gross loans, as of September 30, 2017. For the three and nine months ended September 30, 2016, our provision for loan losses of $825,000 and $2.0 million, respectively, resulted in an allowance for loan losses of $14.5 million, or 1.30% of gross loans, as of September 30, 2016. During the past 12 months, our loan balances increased by $213.6 million, while the amount of our nonperforming loans and classified loans declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Mortgage banking income	$1,403	2,003	4,063	5,685
Service fees on deposit accounts	324	269	886	732
Income from bank owned life insurance	224	187	590	553
Gain on sale of investment securities	-	106	2	431
Loss on disposal of fixed assets	-	-	(50)	-
Other income	591	452	1,665	1,320
Total noninterest income	$2,542	3,017	7,156	8,721

Noninterest income decreased $475,000, or 15.7%, for the third quarter of 2017 as compared to the same period in 2016. The decrease in total noninterest income during the 2017 period resulted primarily from the following:

●	Mortgage banking income decreased by $600,000, or 30.0%, driven by lower origination volume during the third quarter due to an overall increase in the average market rate for new mortgage loan originations.
●	There were no gains/losses recognized on the sale of investment securities in the third quarter of 2017 while there was a $106,000 gain recognized during the same period in 2016.

Partially offsetting these decreases in noninterest income was a $55,000 increase in service fees on deposit accounts, driven by non-sufficient funds (“NSF”) fee income, and a $139,000 increase in other income due to increased loan fee income, including late charges, and ATM/debit card exchange income.

Noninterest income decreased $1.6 million, or 17.9%, during the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in total noninterest income during the nine months ended September 30, 2017 resulted primarily from a $1.6 million decrease in mortgage banking income and a $429,000 decrease in gain on sale of investment securities as compared to the prior period. Partially offsetting these decreases in noninterest income, was a $154,000 increase in service fees on deposit accounts and a $345,000 increase in other income which consists primarily of ATM/debit card transactions as well as wire transfer fees.

In accordance with the requirements set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer's base interchange fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/Debit card fee income is included in other noninterest income and was $295,000 and $220,000 for the three months ended September 30, 2017 and 2016, respectively, and $847,000 and $641,000 for the nine months ended September 30, 2017 and 2016, respectively, the majority of which related to interchange fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Compensation and benefits	$5,698	4,948	16,496	14,353
Occupancy	1,043	908	3,042	2,670
Real estate owned expenses	28	81	38	725
Outside service and data processing	794	690	2,362	1,916
Insurance	258	227	845	678
Professional fees	334	326	1,029	864
Marketing	199	195	605	625
Other	452	425	1,512	1,339
Total noninterest expense	$8,806	7,800	25,929	23,170

Noninterest expense was $8.8 million for the three months ended September 30, 2017, a $1.0 million, or 12.9%, increase from noninterest expense of $7.8 million for the three months ended September 30, 2016. Significant fluctuations in noninterest expenses resulted from the following:

●

Compensation and benefits expense increased $750,000, or 15.1%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $492,000 driven by the cost of 21 additional employees compared to the prior year, six of which were hired in conjunction with the opening of our new offices in Raleigh, North Carolina and Atlanta, Georgia; six of which were hired as additional team leaders or mortgage executives in our existing markets; and the remainder of which were hired to support loan and deposit growth. Incentive compensation increased by $50,000 and benefits expense increased by $233,000 during the 2017 period. The increase in incentive compensation related to the additional number of employees at September 30, 2017 while the increase in benefits expenses was driven by an increase in payroll taxes and group insurance costs for the 2017 period.

●	Occupancy expenses increased by $135,000, or 14.9%, driven primarily by increased depreciation, property taxes and other building related expenses on the properties we own.
●	Outside service and data processing costs increased by $104,000, or 15.1%, driven by increased item processing, electronic banking, and ATM/debit card related expenses as well as bank service charges.

Partially offsetting the increases in noninterest expense was a decrease in real estate owned expenses of $53,000, or 65.4%, due primarily to a loss on sale of property during the 2016 period.

Noninterest expense for the nine months ended September 30, 2017 increased 11.9%, or $2.8 million, as compared to the nine months ended September 30, 2016. The increase was driven primarily by the $2.1 million increase in compensation and benefits expense, $446,000 in outside service and data processing fees, and $372,000 in occupancy fees. Partially offsetting the increases in noninterest expense was a decrease of $687,000 in real estate owned expenses during the first nine months of 2017.

Our efficiency ratio was 55.5% for the third quarter of 2017 compared to 56.1% for the same period in 2016. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The decrease during the 2017 period relates primarily to the increase in interest income partially offset by the increase in noninterest expense as well as a decrease in noninterest income compared to the prior year.

We incurred income tax expense of $2.3 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.0 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 35.1% and 34.9% for the three months ended September 30, 2017 and 2016, respectively, and 35.5% and 36.0% for the nine months ended September 30, 2017 and 2016, respectively. In the first quarter of 2017, we adopted the new FASB guidance which simplified several aspects of the accounting for share-based payment award transactions, including income tax consequences. As a result, our income tax expense was reduced by $207,000 for the nine months ended September 30, 2017.

Balance Sheet Review

Investment Securities
At September 30, 2017, the $81.5 million in our investment securities portfolio represented approximately 5.2% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $78.4 million and an amortized cost of $78.6 million resulting in an unrealized loss of $140,000. At December 31, 2016, the $70.2 million in our investment securities portfolio represented approximately 5.2% of our total assets. At December 31, 2016, we held investment securities available for sale with a fair value of $64.5 million and an amortized cost of $65.2 million for an unrealized loss of $764,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2017 and 2016 were $1.3 billion and $1.1 billion, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2017 and December 31, 2016 were $1.3 billion and $1.2 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2017, our loan portfolio included $1.1 billion, or 82.1%, of real estate loans. As of December 31, 2016, real estate loans made up 81.1% of our loan portfolio and totaled $943.5 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $150.4 million as of September 30, 2017, of which approximately 42% were in a first lien position, while the remaining balance was second liens, compared to $137.1 million as of December 31, 2016, with approximately 39% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $89,000 and a loan to value of 71% as of September 30, 2017, compared to an average loan balance of $91,000 and a loan to value of approximately 73% as of December 31, 2016. Further, 0.3% of our total home equity lines of credit were over 30 days past due as of September 30, 2017 and December 31, 2016, respectively.

Following is a summary of our loan composition at September 30, 2017 and December 31, 2016. During the first nine months of 2017, our loan portfolio increased by $164.1 million, or 14.1%. Our commercial and consumer loan portfolios each experienced growth during the nine months ended September 30, 2017 with a 13.7% increase in commercial loans and a 14.8% increase in consumer loans during the period. Of the $164.1 million in loan growth during the first nine months of 2017, $147.1 million of the increase was in loans secured by real estate, $12.3 million in commercial business loans, and $4.7 million in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $358,000, a term of ten years, and an average rate of 4.34% as of September 30, 2017, compared to a $341,000 principal balance, a term of nine years, and an average rate of 4.34% as of December 31, 2016.

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$317,262	23.9%	$285,938	24.6%
Non-owner occupied RE	301,360	22.7%	239,574	20.6%
Construction	32,332	2.4%	33,393	2.9%
Business	214,898	16.2%	202,552	17.4%
Total commercial loans	865,852	65.2%	761,457	65.5%

Consumer
Real estate	250,483	18.9%	215,588	18.5%
Home equity	150,371	11.3%	137,105	11.8%
Construction	38,766	2.9%	31,922	2.7%
Other	22,267	1.7%	17,572	1.5%
Total consumer loans	461,887	34.8%	402,187	34.5%
Total gross loans, net of deferred fees	1,327,739	100.0%	1,163,644	100.0%
Less—allowance for loan losses	(15,579)		(14,855)
Total loans, net	$1,312,160		$1,148,789

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2017 and December 31, 2016, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial	$3,409	3,673
Consumer	1,464	819
Nonaccruing troubled debt restructurings	730	990
Total nonaccrual loans	5,603	5,482
Other real estate owned	420	639
Total nonperforming assets	$6,023	6,121

At September 30, 2017, nonperforming assets were $6.0 million, or 0.39% of total assets and 0.45% of gross loans. Comparatively, nonperforming assets were $6.1 million, or 0.46% of total assets and 0.53% of gross loans at December 31, 2016. Nonaccrual loans were $5.6 million at September 30, 2017, a $121,000 increase from December 31, 2016. During the first nine months of 2017, six loans were put on nonaccrual status and 12 nonaccrual loans were either paid or charged-off. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2017 and 2016 was approximately $251,000 and $341,000, respectively.

Nonperforming assets include other real estate owned which totaled $420,000 at September 30, 2017, a $219,000 decrease from December 31, 2016. The balance at September 30, 2017 includes six commercial properties totaling $367,000 and two residential properties totaling $53,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2017.

At September 30, 2017 and 2016, the allowance for loan losses represented 278.1% and 258.3% of the total amount of nonperforming loans, respectively. A significant portion, or 79%, of nonperforming loans at September 30, 2017 is secured by real estate. Our nonperforming loans have been written down to approximately 54% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $15.6 million as of September 30, 2017 to be adequate.

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

In addition, at September 30, 2017, 82.1% of our loans are collateralized by real estate and 80.0% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2017, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2017, impaired loans totaled $12.6 million for which $9.4 million of these loans have a reserve of approximately $3.7 million allocated in the allowance. During the first nine months of 2017, the average recorded investment in impaired loans was approximately $13.0 million. Comparatively, impaired loans totaled $11.2 million at December 31, 2016, and $7.5 million of these loans had a reserve of approximately $2.6 million allocated in the allowance. During 2016, the average recorded investment in impaired loans was approximately $11.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2017, we determined that we had loans totaling $7.7 million that we considered TDRs. As of December 31, 2016, we had loans totaling $6.7 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $15.6 million and $14.5 million at September 30, 2017 and 2016, respectively, or 1.17% of outstanding loans at September 30, 2017 and 1.30% of outstanding loans at September 30, 2016. At December 31, 2016, our allowance for loan losses was $14.9 million, or 1.28% of outstanding loans, and we had net loans charged-off of $1.1 million for the year ended December 31, 2016.

During the nine months ended September 30, 2017, we charged-off $962,000 of loans and recorded $186,000 of recoveries on loans previously charged-off, for net charge-offs of $776,000, or 0.08% of average loans, annualized. Comparatively, we charged-off $1.5 million of loans and recorded $286,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.2 million, or 0.15% of average loans, annualized, for the first nine months of 2016.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended
	September 30,		Year ended
(dollars in thousands)	2017	2016	December 31, 2016
Balance, beginning of period	$14,855	13,629	13,629
Provision	1,500	2,025	2,300
Loan charge-offs	(962)	(1,462)	(1,648)
Loan recoveries	186	286	574
Net loan charge-offs	(776)	(1,176)	(1,074)
Balance, end of period	$15,579	14,478	14,855

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

Our retail deposits represented $1.3 billion, or 95.7% of total deposits at September 30, 2017, while our out-of-market, or brokered, deposits represented $57.3 million, or 4.3% of our total deposits at September 30, 2017. At December 31, 2016, retail deposits represented $1.0 billion, or 94.6% of our total deposits, and brokered CDs were $59.1 million, representing 5.4% of our total deposits. Our loan-to-deposit ratio was 99% at September 30, 2017 and 107% at December 31, 2016.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Non-interest bearing	$272,758	235,538
Interest bearing:
NOW accounts	209,607	234,949
Money market accounts	533,575	345,117
Savings	15,659	14,942
Time, less than $100,000	54,133	48,638
Time and out-of-market deposits, $100,000 and over	256,845	211,967
Total deposits	$1,342,577	1,091,151

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.2 billion and $937.5 million at September 30, 2017, and December 31, 2016, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended
	September 30,
	2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$256,731	-%	198,166	-%
Interest bearing demand deposits	220,066	0.18%	201,257	0.16%
Money market accounts	435,939	0.76%	312,833	0.42%
Savings accounts	15,551	0.05%	12,438	0.05%
Time deposits less than $100,000	50,345	0.81%	56,034	0.73%
Time deposits greater than $100,000	259,258	1.03%	213,746	0.84%
Total deposits	$1,237,890	0.55%	994,474	0.39%

During the nine months ended September 30, 2017, our average transaction account balances increased by $203.6 million, or 28.1%, from the nine months ended September 30, 2016, while our average time deposit balances increased by $39.8 million during the same nine month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2017 was as follows:

(dollars in thousands)	September 30, 2017
Three months or less	$54,404
Over three through six months	69,842
Over six through twelve months	72,512
Over twelve months	60,087
Total	$256,845

Included in time deposits of $100,000 or more at September 30, 2017 is $57.3 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.08%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2017 and December 31, 2016 were $181.7 million and $153.7 million, respectively.

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

At September 30, 2017 and December 31, 2016, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $74.6 million and $46.6 million, or 4.8% and 3.5% of total assets, respectively. Our investment securities at September 30, 2017 and December 31, 2016 amounted to $81.5 million and $70.2 million, or 5.2% of total assets for both periods. The increase in cash and cash equivalents is primarily attributable to our effort to increase the amount of on balance sheet liquidity. In addition, investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner; however, approximately 12.5% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at September 30, 2017.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2017 was $243.0 million, based on the Bank’s $2.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2017 and December 31, 2016 we had $188.8 million and $130.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We entered into a new, unsecured interest only line of credit for $15.0 million with another financial institution effective June 30, 2017. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020. As of September 30, 2017, the line of credit was unused. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $147.4 million at September 30, 2017 and $109.9 million at December 31, 2016. The $37.6 million increase from December 31, 2016 is primarily related to the issuance of 805,000 shares of common stock on May 2, 2017 in a public offering. The common stock was issued at $32.75 per share for net proceeds of $24.8 million. Proceeds from the offering were used to improve our capital structure, including to repay our former $10 million line of credit with another financial institution, to fund future organic growth, and for working capital and other general corporate purposes. Net income of $11.0 million for the first nine months of 2017 also contributed to the increase in shareholders’ equity.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2017 and the year ended December 31, 2016. Since our inception, we have not paid cash dividends.

	September 30, 2017	December 31, 2016
Return on average assets	0.99%	1.04%
Return on average equity	11.28%	12.73%
Return on average common equity	11.28%	12.73%
Average equity to average assets ratio	8.81%	8.16%
Tangible common equity to assets ratio	9.47%	8.19%

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

It is management’s belief that, as of September 30, 2017, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$172,876	13.33%	103,772	8.00%	129,715	10.00%
Tier 1 Capital (to risk weighted assets)	157,297	12.13%	77,829	6.00%	103,772	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	157,297	12.13%	58,372	4.50%	84,314	6.50%
Tier 1 Capital (to average assets)	157,297	10.15%	61,992	4.00%	77,490	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$176,121	13.58%	103,772	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	160,542	12.38%	77,829	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	147,542	11.37%	58,372	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	160,542	10.36%	62,010	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2017, unfunded commitments to extend credit were $265.2 million, of which $68.2 million was at fixed rates and $197.0 million was at variable rates. At December 31, 2016, unfunded commitments to extend credit were $226.6 million, of which approximately $57.8 million was at fixed rates and $168.8 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As disclosed in Note 6 – Derivative Financial Instruments, we had mortgage loan interest rate lock commitments of $29.3 million and $18.0 million as of September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, there were commitments under letters of credit for $6.0 million and $4.4 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	7.01%
Up 200 basis points	5.35%
Up 100 basis points	3.12%
Base	-
Down 100 basis points	(4.39)%
Down 200 basis points	(5.26)%
Down 300 basis points	(7.22)%

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

The Company’s revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Accordingly, the majority of our revenues will not be affected. The Company is currently assessing our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2016 future minimum lease payments were $10.2 million). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the ASU on our consolidated financial statements. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows, and in November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify the presentation and classification how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 30, 2017	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2017	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
1.1	Loan and Security Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 3, 2017).

1.2	Promissory Note, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 3, 2017).

1.3	Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 3, 2017).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.