Form 10-K
period 2017-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2018-02-28
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2017 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2017), was $249,565,415.

7,364,613 shares of the registrant’s common stock were outstanding as of February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.
Index to Form 10-K

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding;
●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Raleigh, North Carolina and Atlanta, Georgia markets;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with nine retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, one location in Raleigh, North Carolina and one location in Atlanta, Georgia.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We have historically insisted that the identification of talented bankers drives our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $123 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to our local competitors, as evidenced by our 57% efficiency ratio for the year ended December 31, 2017.

We continue to make significant investments in our IT systems and technology offerings to our clients that we believe will continue to drive low-cost deposit growth. For example, we launched our new mobile banking platform in early 2014 and have successfully registered 8,200 mobile devices, with the expectation that our active users will continue to increase in the coming years. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks, and we will continue to invest in the latest technology solutions to ensure we meet the evolving needs of our clients and maintain this competitive advantage over other community banks.

Attractive South Carolina, North Carolina and Georgia Markets. We have nine banking offices located in Greenville, Columbia and Charleston, South Carolina, which are the three largest markets in South Carolina, one banking office located in Raleigh, North Carolina, opened in January 2017, which is the second largest market in North Carolina and one banking office located in Atlanta, Georgia, opened in August 2017, which is the largest market in Georgia. The following table illustrates our market share, by insured deposits as of the dates indicated, in these five markets:

				Our Market Deposits
			June 30,	Total Market
	Market(1)	Total Offices	2017	Deposits(2)
			(Dollars in thousands)
Greenville		4	$781,279	$16,742,172
Columbia		3	264,004	19,942,997
Charleston		2	243,648	13,248,832
Raleigh		1	15,390	27,143,033
Atlanta		1	N/A	166,887,814

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2017 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson-Mauldin MSA is the most populous market in South Carolina with an estimated 886,300 residents as reported in October 2017. The median household income for the Greenville-Anderson-Mauldin MSA was $50,797 for 2017. A large and diverse metropolitan area, the Greenville-Anderson-Mauldin MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 819,200 residents as reported in October 2017. The median household income for the Columbia MSA was $54,035 for 2017.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 762,300 residents as reported in October 2017. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $59,534 for 2017. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Raleigh. The city of Raleigh is the second largest city in the state and is located in Wake County, North Carolina. The Raleigh MSA is one of the most populous markets in the state of North Carolina with an estimated population of 1.31 million residents as reported in October 2017. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh MSA was approximately $68,126 for 2017. We opened our first retail office in Raleigh in January 2017.

Atlanta. The Atlanta-Sandy Springs-Roswell MSA has the ninth largest population in the U.S. with 5.80 million residents as reported in October 2017. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta MSA is $62,437 for 2017. We opened our first retail office in Atlanta in August 2017.

We believe that the demographics and growth characteristics of these five markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., F. Justin Strickland, and Michael D. Dowling, whose biographies are included below. These executives lead a team of 32 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

R. Arthur “Art” Seaver, Jr. has served as the Chief Executive Officer of our Company and our Bank since 1999. He has over 30 years of banking experience. From 1986 until 1992, Mr. Seaver held various positions with The Citizens & Southern National Bank of South Carolina. From 1992 until February 1999, he was with Greenville National Bank, which was acquired by Regions Bank in 1998. He was the Senior Vice President in lending and was also responsible for managing Greenville National Bank’s deposit strategies prior to leaving to form the Bank. Mr. Seaver is a 1986 graduate of Clemson University with a bachelor’s degree in Financial Management and a 1999 graduate of the BAI Graduate School of Community Bank Management.

F. Justin Strickland has served as President of our Company and our Bank since 2006. He has over 30 years of banking experience. From 1985 until 1993, Mr. Strickland held various positions with The Citizens & Southern National Bank of South Carolina. From 1993 until November 2006, he was with Carolina First Bank. From 1999 until November 2006, he held the position of South Carolina Midlands Market President. Mr. Strickland is a 1985 graduate of the University of South Carolina with a bachelor’s degree in Finance and the LSU Graduate School of Banking of the South in Baton Rouge, Louisiana in 1996.

Michael D. Dowling has served as an Executive Vice President and the Chief Financial Officer of our Company and our Bank since 2011. He has over 23 years of experience in the banking industry. Mr. Dowling was previously employed with KPMG LLP from 1994 until 2011, including most recently as an Audit Partner (2005-2011) and a member of KPMG’s Financial Services practice. Mr. Dowling has extensive experience working with public companies and financial institutions. He is a 1993 graduate of Clemson University, with a degree in Accounting and is a CPA in South Carolina and North Carolina.

Our entire executive management team brings an average of 23 years of experience in the banking industry and consists of the following in addition to Messrs. Seaver, Strickland and Dowling:

Name	Position	Years of Experience
Richard E. S. Bowen	Executive Vice President and Atlanta Regional Executive	28
Frederick Gilmer III	Executive Vice President and Senior Lending Officer	30
Lenwood B. Howell	Executive Vice President and Charleston Regional Executive	31
Tricia P. Springfield	Executive Vice President and Chief Retail Officer	25
Jason E. Starnes	Executive Vice President and Chief Information Officer	18
Jonathan H. Taylor	Executive Vice President and Raleigh Regional Executive	21
Robert B. Thompson III	Executive Vice President and Greenville Regional Executive	22
Emily V. Watrous	Executive Vice President and Human Resource Executive	6

The management team is complemented by a dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2017, our executive officers and board of directors owned an aggregate of 873,217 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 11.30% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 198 full-time equivalent employees as of December 31, 2017. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2017, 76% of deposits were acquired through our office network, 22% came through the commercial remote deposit capture channel and the remaining 2% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

We will continue to expand our franchise, but only in a controlled manner. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also choose to enter new metropolitan markets contiguous to, or nearby, our current South Carolina footprint, such as our recently opened expansions in Raleigh, North Carolina and Atlanta, Georgia, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2017, we had net loans of $1.37 billion, representing 84.4% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, Charleston, Raleigh and Atlanta including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2017, our average loan size was approximately $266,000. Excluding home equity lines of credit, the average loan size was approximately $318,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2017, our 10 largest client loan relationships represented approximately $144.7 million, or 10.4%, of our loan portfolio.

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

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2017, approximately $97.7 million, or 7.0% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 76 loans totaling approximately $40.5 million had loan-to-value ratios of 100% or more. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

Credit Administration and Loan Review. We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent process to review the loan files on a test basis to assess the grading of each loan. The Bank periodically reviews performance benchmarks established by management in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2017, the maximum amount we could lend to one borrower is $26.3 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2017 is $18.4 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2017, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 82.1% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 16.3% and 1.6%, respectively, of our total loan portfolio at December 31, 2017.

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

The following describes the types of loans in our loan portfolio.

●	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2017, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $629.6 million, or approximately 45.4% of our loan portfolio. Of our commercial real estate loan portfolio, $312.8 million in loans were non-owner occupied properties, representing 34.5% of our commercial real estate portfolio and 22.6% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $316.8 million in loans or 34.9% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 22.8% of our total loan portfolio. At December 31, 2017, our individual commercial real estate loans ranged in size from approximately $10,000 to $17.1 million, with an average loan size of approximately $610,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2017, total commercial and consumer construction loans amounted to $79.5 million, or 5.7% of our loan portfolio. Commercial construction loans represented $51.2 million, or 3.7%, of our total loan portfolio, while consumer construction loans represented $28.4 million, or 2.0% of our total loan portfolio. At December 31, 2017, our commercial construction real estate loans ranged in size from approximately $50,000 to $6.3 million, with an average loan balance of approximately $805,000. At December 31, 2017, our consumer or residential construction loans ranged in size from approximately $30,000 to $1.8 million, with an average loan size of approximately $309,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

●	cost overruns;
●	mismanaged construction;
●	inferior or improper construction techniques;
●	economic changes or downturns during construction;
●	a downturn in the real estate market;
●	rising interest rates which may prevent sale of the property; and
●	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.
●	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2017, commercial business loans amounted to $226.2 million, or 16.3% of our loan portfolio, and ranged in size from approximately $5,000 to $4.7 million, with an average loan size of approximately $174,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2017, we had originated one loan utilizing government enhancements.

●	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2017, consumer real estate loans (other than construction loans) amounted to $429.2 million, or 31.0% of our loan portfolio. Included in the consumer real estate loans was $273.1 million, or 19.7% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $156.1 million, or 11.3% of our total loan portfolio. At December 31, 2017, our individual residential real estate loans ranged in size from $5,000 to $6.3 million, with an average loan size of approximately $383,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2017, our individual home equity lines of credit ranged in size from $5,000 to $1.9 million, with an average of approximately $91,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2017, consumer loans other than real estate amounted to $22.6 million, or 1.6% of our loan portfolio, and ranged in size from $5,000 to $1.5 million, with an average loan size of approximately $13,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented $28.1 million, or 2.0%, of total deposits at December 31, 2017. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. We currently have eleven retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville, Columbia and Charleston, South Carolina, Raleigh, North Carolina, Atlanta, Georgia and elsewhere.

As of June 30, 2017, the most recent date for which market data is available, there were 31 financial institutions in our primary market of Greenville County, 22 financial institutions in the Columbia market, 28 financial institutions in the Charleston market, 32 financial institutions in the Raleigh market, and 47 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2017, we employed a total of 198 full-time equivalent employees. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

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

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015, for us and will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2018, we are required to hold a capital conservation buffer of 1.875%, to 2.5% effective as of January 1, 2019.

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

It is management’s belief that, as of December 31, 2017, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2017, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

●	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Company in the fourth quarter of 2017 related to the Tax Act was $2.4 million, resulting primarily from a remeasurement of deferred tax assets of $17.4 million.
●	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.

●	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
●	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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

The Financial CHOICE Act of 2017

In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”), which is intended to repeal or amend many of the provisions of the Dodd-Frank Act. The CHOICE Act contains a broad range of legislation that primarily affect larger banks. It also contains a range of provisions that would facilitate capital raising by community banks in both mutual and stock form, and simplify the regulation and examination of community banks and mutual holding companies.

Significant provisions of the CHOICE Act, as it relates to community banks, include the following: (i) a bank of any size that maintains a leverage capital ratio of at least 10% may elect to be regulated as a “qualifying banking organization,” and thereby would be exempt from laws and regulations that address capital and liquidity requirements, capital distributions to stockholders, and the enhanced prudential standards of the Dodd-Frank Act including mandatory stress testing, resolution plans and short-term debt and leverage limit requirements, as well as other laws and regulations. Qualifying banking organizations would also be considered “well capitalized” for purposes of the prompt corrective action rules, restrictions on brokered deposits, restrictions on interstate branching and merger transactions, and other laws and regulations; (ii) the small bank holding company exemption would be increased from $1.0 billion to $10.0 billion; (iii) mutual and stock federal savings banks would be able to elect to exercise the same powers as national banks without converting charters; and (iv) the establishment of a safe-harbor from “ability to repay” requirements for mortgage loans held by a depository institution since their origination.

With respect to SEC and corporate governance compliance, the CHOICE Act reverses a number of changes required by the Dodd-Frank Act. These include: prohibiting universal proxy ballots in proxy contests; modernizing stockholder proposal thresholds; repealing the requirement that publicly traded companies disclose the ratio of median employee versus chief executive officer pay; and increasing the exemption from complying with an outside auditor’s attestation of a company’s internal financial controls to issuers with market capitalizations of up to $500 million.

Management believes that, if enacted, the CHOICE Act would provide substantial benefits to community banks and their holding companies. There can be no assurance, however, that the CHOICE Act or any of its provisions, will be enacted into law.

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

As of December 31, 2017, the Bank was deemed to be “well capitalized.”

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

On March 16, 2015, the date of the most recent examination report, the Bank received a satisfactory CRA rating.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On March 15, 2017, June 14, 2017 and December 13, 2017, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, as expected from the previous year. Further increases may occur in 2018, but, if so, there is no announced timetable.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposal rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2017, it did not exceed the 300% and 100% guidelines for commercial real estate loans. The Bank will continue to monitor it’s portfolio to manage this increased risk.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. As of December 31, 2017, approximately 75% of our loan portfolio was in fixed rate loans, while only 25% was in variable rate loans. In a rising rate environment, the higher percentage of fixed rate loans could have an adverse effect on our profitability. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. While economic conditions in our local markets have improved since the end of the economic recession, economic growth has been slow and uneven and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in March, June and December 2017 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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

We may expand into new markets, as we did in Columbia, South Carolina in 2007, Charleston, South Carolina in 2012, Raleigh, North Carolina in January 2017, and Atlanta, Georgia in August 2017. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. These activities would involve a number of risks, including:

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

As of December 31, 2017, approximately 82.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2017, 49.1% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. While economic conditions and real estate in our local markets have improved since the end of the economic recession, a return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 203.5% of the Bank’s total risk-based capital at December 31, 2017.

In December 2015, the regulatory agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the regulatory agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2017, commercial business loans comprised 16.3% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2017, 49.1% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Our profitability is dependent on our banking activities.

Because we are a bank holding company, our profitability is directly attributable to the success of the Bank. Our banking activities compete with other banking institutions on the basis of products, service, convenience and price, among others. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other entities offering similar products and services. We rely on the profitability of the Bank and dividends received from the Bank for payment of our operating expenses and satisfaction of our obligations. As is the case with other similarly situated financial institutions, our profitability will be subject to the fluctuating cost and availability of funds, changes in the prime lending rate and other interest rates, changes in economic conditions in general, and other factors.

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

We may be subject to claims and litigation asserting lender liability.

From time to time, clients and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market reputation, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. We are in the process of analyzing the Tax Act and its possible effects on the Company and the Bank. The Tax Act reduces the corporate tax rate to 21% from 35%, among other things. We cannot determine at this time the full effects of the Tax Act on our business and financial results.

There is uncertainty surrounding the potential legal, regulatory and policy changes by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The current presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and, therefore, our business, financial condition and results of operations.

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

Our common stock is not an insured deposit.

Shares of our common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in shares of our common stock is inherently risky for the reasons described in this “Risk Factors” section of this Annual Report on Form 10-K and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank's main office is located at 100 Verdae Boulevard, Suite 100, Greenville, South Carolina 29607. In addition, we currently operate eight additional offices located in Greenville, Columbia and Charleston, South Carolina, one office in Raleigh, North Carolina, and one office in Atlanta, Georgia. We lease three of our offices and own the remaining locations. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 1,700 shareholders of record on February 23, 2018.

The following table shows the reported high and low common stock prices reported by the NASDAQ Global Market for 2017 and 2016.

2017	High	Low
First Quarter	$37.20	$32.30
Second Quarter	37.05	31.75
Third Quarter	37.45	33.50
Fourth Quarter	42.90	36.75

2016
First Quarter	$25.74	$21.66
Second Quarter	25.81	23.71
Third Quarter	29.21	24.94
Fourth Quarter	36.15	26.00

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

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2017. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (c) (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (a)	warrants and rights (b)	column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	197,806	$5.65	-
2010 Stock Incentive Plan – options	410,350	17.96	14,375
2010 Stock Incentive Plan – restricted stock	-	-	9,424
2016 Equity Incentive Plan – options	54,685	35.02	345,315
2016 Equity Incentive Plan – restricted stock	-	-	50,000
Total	662,841	$15.70	419,114

(1)	Under the terms of the 2000 Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to be reissued as non-qualified stock option awards.

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

	Period Ending
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Southern First Bancshares	$100.00	$157.08	$201.31	$268.49	$425.81	$487.90
SNL Southeast Bank Index	$100.00	$134.15	$149.21	$144.55	$188.21	$228.93
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Total assets	$1,624,625	1,340,908	1,217,293	1,029,865	890,831
Investment securities	72,065	70,222	95,471	61,546	73,556
Loans (1)	1,387,070	1,163,644	1,004,944	871,446	733,656
Allowance for loan losses	15,523	14,855	13,629	11,752	10,213
Deposits	1,381,123	1,091,151	985,733	788,907	680,319
FHLB advances and other borrowings	67,200	115,200	115,200	135,200	124,100
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Common equity	149,686	109,872	94,240	82,992	50,366
Preferred stock	-	-	-	-	15,299
Shareholders’ equity	149,686	109,872	94,240	82,992	65,665
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$61,209	51,191	46,030	39,948	36,118
Interest expense	10,333	8,192	7,501	6,908	7,097
Net interest income	50,876	42,999	38,529	33,040	29,021
Provision for loan losses	2,000	2,300	3,200	4,175	3,475
Net interest income after provision for loan losses	48,876	40,699	35,329	28,865	25,546
Noninterest income	9,337	10,846	8,416	5,780	3,802
Noninterest expenses	34,552	31,176	28,209	24,907	21,812
Income before income tax expense	23,661	20,369	15,536	9,738	7,536
Income tax expense	10,616	7,333	5,369	3,113	2,416
Net income	13,045	13,036	10,167	6,625	5,120
Preferred stock dividends	-	-	-	915	771
Redemption of preferred stock	-	-	-	-	(20)
Net income available to common shareholders	$13,045	13,036	10,167	5,710	4,369
PER COMMON SHARE DATA
Basic	$1.86	2.06	1.64	1.15	1.02
Diluted	1.76	1.94	1.55	1.10	0.98
Book value	20.37	17.00	14.98	13.34	11.66
Weighted average number of common shares outstanding:
Basic, in thousands	7,006	6,318	6,205	4,981	4,280
Diluted, in thousands	7,393	6,721	6,561	5,201	4,459
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.87%	1.04%	0.90%	0.69%	0.61%
Return on average equity	9.66%	12.73%	11.42%	8.92%	7.88%
Return on average common equity	9.66%	12.73%	11.42%	12.03%	8.81%
Net interest margin, tax equivalent(2)	3.57%	3.63%	3.63%	3.68%	3.71%
Efficiency ratio (3)	57.38%	57.90%	60.09%	64.16%	66.45%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.54%	0.53%	0.90%	1.14%	1.29%
Nonperforming assets to total assets	0.46%	0.46%	0.75%	0.97%	1.07%
Net charge-offs to average total loans	0.10%	0.10%	0.14%	0.33%	0.34%
Allowance for loan losses to nonperforming loans	212.60%	270.95%	205.98%	176.72%	122.50%
Allowance for loan losses to total loans	1.12%	1.28%	1.36%	1.35%	1.39%
Holding Company Capital Ratios:
Total risk-based capital ratio	13.27%	12.11%	11.95%	12.51%	12.22%
Tier 1 risk-based capital ratio	12.11%	10.86%	10.70%	11.25%	10.96%
Leverage ratio	10.26%	9.42%	8.78%	9.52%	9.13%
Common equity tier 1 ratio(4)	11.15%	9.71%	9.40%	7.76%	7.09%
Tangible common equity(5)	9.21%	8.19%	7.74%	8.06%	5.65%
Growth Ratios:
Change in assets	21.16%	10.15%	18.20%	15.61%	11.63%
Change in loans	19.20%	15.79%	15.32%	18.78%	13.94%
Change in deposits	26.57%	10.69%	24.95%	15.96%	18.05%
Change in net income to common shareholders	0.07%	28.22%	78.06%	30.69%	58.41%
Change in earnings per common share - diluted	-9.28%	25.16%	40.91%	12.24%	53.13%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

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

At December 31, 2017, we had total assets of $1.62 billion, a 21.2% increase from total assets of $1.34 billion at December 31, 2016. The largest components of our total assets are loans and securities which were $1.39 billion and $72.1 million, respectively, at December 31, 2017. Comparatively, our loans and securities totaled $1.16 billion and $70.2 million, respectively, at December 31, 2016. Our liabilities and shareholders’ equity at December 31, 2017 totaled $1.47 billion and $149.7 million, respectively, compared to liabilities of $1.23 billion and shareholders’ equity of $109.9 million at December 31, 2016. The principal component of our liabilities is deposits which were $1.38 billion and $1.09 billion at December 31, 2017 and 2016, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2017 and 2016 was $13.0 million, or diluted earnings per share (“EPS”) of $1.76 and $1.94 for the years ended December 31, 2017 and 2016, respectively. While our net income remained consistent from the prior year, net income for the year ended December 31, 2017 includes a $2.4 million expense due to the revaluation of our deferred tax asset resulting from the passing of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. In addition, our net income available to stockholders increased by $2.9 million, or 28.2%, during the year ended December 31, 2016 as compared to $10.2 million for the year ended December 31, 2015.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possible materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2017, 2016, and 2015, our net interest income was $50.9 million, $43.0 million, and $38.5 million, respectively. The $7.9 million, or 18.3%, increase in net interest income during 2017 was driven by a $238.3 million increase in average earning assets, partially offset by a $167.3 million increase in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is driven by an increase in interest-bearing deposits. During 2016, our net interest income increased $4.5 million, or 11.6%, while average interest-earning assets increased $125.6 million and average interest-bearing liabilities increased by $75.8 million.

Interest income for the years ended December 31, 2017, 2016, and 2015 was $61.2 million, $51.2 million, and $46.0 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 96.1% of our interest income related to interest on loans during 2017, 96.3% during 2016 and 96.3% during 2015. Also, included in interest income on loans was $950,000, $816,000 and $1.1 million related to the net amortization of loan fees and capitalized loan origination costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest expense was $10.3 million, $8.2 million, and $7.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 represented 71.4%, 48.1%, and 47.8% of total interest expense, respectively, while interest expense on borrowings represented 28.6%, 51.9%, and 52.2% of total interest expense, respectively. The increase in interest expense on deposits during 2017 occurred as a result of a $290.0 million increase in our deposit balances which assisted in replacing $48.0 million of FHLB advances and other borrowings, as they matured during the year.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2017, 2016, and 2015. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2017, 2016 and 2015. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2017			2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Federal funds sold	$66,924	$784	1.17%	$28,325	$165	0.58%	$44,299	$137	0.31%
Investment securities, taxable	57,008	1,150	2.02%	61,410	1,196	1.95%	48,029	1,119	2.33%
Investment securities, nontaxable (1)	19,331	753	3.90%	20,550	832	4.05%	16,477	739	4.48%
Loans (2)	1,289,033	58,808	4.56%	1,083,676	49,315	4.55%	959,531	44,316	4.62%
Total earning assets	1,432,296	61,495	4.29%	1,193,961	51,508	4.31%	1,068,336	46,311	4.33%
Nonearning assets	71,352			61,033			55,313
Total assets	$1,503,648			$1,254,994			$1,123,649
Interest-bearing liabilities
NOW accounts	$218,355	391	0.18%	$204,613	323	0.16%	$171,161	294	0.17%
Savings & money market	479,012	3,744	0.78%	330,237	1,394	0.42%	271,439	1,085	0.40%
Time deposits	309,546	3,238	1.05%	270,356	2,224	0.82%	286,526	2,206	0.77%
Total interest-bearing deposits	1,006,913	7,373	0.73%	805,206	3,941	0.49%	729,126	3,585	0.49%
FHLB advances and other borrowings	82,810	2,510	3.03%	117,251	3,869	3.30%	117,556	3,587	3.05%
Junior subordinated debt	13,403	450	3.36%	13,403	382	2.85%	13,403	329	2.45%
Total interest-bearing liabilities	1,103,126	10,333	0.94%	935,860	8,192	0.88%	860,085	7,501	0.87%
Noninterest-bearing liabilities	265,498			216,727			174,497
Shareholders’ equity	135,024			102,407			89,067
Total liabilities and shareholders’ equity	$1,503,648			$1,254,994			$1,123,649
Net interest spread			3.35%			3.43%			3.46%
Net interest income(tax equivalent)/margin		$51,162	3.57%		$43,316	3.63%		$38,810	3.63%
Less: tax-equivalent adjustment (1)		(286)			(317)			(281)
Net interest income		$50,876			$42,999			$38,529

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.57% for the twelve months ended December 31, 2017 and 3.63% for 2016 and 2015. The main driver of the six basis point decrease in net interest margin during the 2017 period was a 24 basis point increase in the cost of our interest-bearing deposits, primarily money market and time deposits. During 2016, our net interest margin remained consistent when compared to the year ended 2015, although the yield on our interest earning assets declined by two basis points, driven by a seven basis point decline in loan yield. In addition, the cost of our interest-bearing liabilities increased one basis point during the 2016 period due primarily to an increase in the cost of our variable rate borrowings.

Our average interest-earning assets increased by $238.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, while the related yield on our interest-earning assets decreased by two basis points. The increase in average interest earning assets was driven by a $205.4 million increase in average loan balances during 2017 compared to 2016. In addition, our average federal funds sold balances increased by $38.6 million during the 2017 period while our average investment balances decreased by $5.6 million. The two basis point decline in yield during the 2017 period was driven by the increase in average federal funds sold at yields much lower than the remainder of our interest earning assets. During the year ended December 31, 2016, our average interest-earning assets increased by $125.6 million compared to the year ended December 31, 2015, while the yield on our interest-earning assets decreased by two basis points during the 2016 period. Our average loan balances increased by $124.1 million during 2016 compared to 2015, while our loan yield decreased by seven basis points during the same period. In addition, our average federal funds sold balances decreased by $16.0 million during the 2016 period. The decline in the yield on our interest-earning assets during 2016 was driven primarily by reduced yields on our loan portfolio, combined with a higher level of federal funds sold which have a lower yield than the rest of our interest-earning assets.

Our average interest-bearing liabilities increased by $167.3 million during 2017 as compared to 2016, while the cost of our interest-bearing liabilities increased by six basis points. The increase in average interest-bearing liabilities was driven by a $201.7 million increase in average interest-bearing deposits during the 2017 period, while the cost related to our deposits increased 24 basis points when compared with the prior year. In addition, our average FHLB advances and other borrowings decreased by $34.4 million during the year, partially offsetting the increase in cost of our interest-bearing deposits as these borrowings were at rates much higher than those of our interest-bearing deposits. During 2016, our average interest-bearing liabilities increased by $75.8 million as compared to 2015, while the cost of our interest-bearing liabilities increased by one basis point during the 2016 period.

Our net interest spread was 3.35% for the year ended December 31, 2017 compared to 3.43% for the same period in 2016 and 3.46% for 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The two basis point reduction in yield on our interest-earning assets and the six basis point increase in the cost of our interest-bearing liabilities, resulted in an eight basis point decrease in our net interest spread for the 2017 period.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2017 vs. 2016				December 31, 2016 vs. 2015
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$9,345	124	24	9,493	5,583	(517)	(67)	4,999
Investment securities	(117)	25	(2)	(94)	412	(219)	(59)	134
Federal funds sold	225	167	227	619	(49)	120	(43)	28
Total interest income	9,453	316	249	10,018	5,946	(616)	(169)	5,161
Interest expense
Deposits	1,011	1,927	494	3,432	453	(86)	(11)	356
FHLB advances and other borrowings	(1,494)	219	(84)	(1,359)	(9)	292	(1)	282
Junior subordinated debt	-	68	-	68	-	53	-	53
Total interest expense	(483)	2,214	410	2,141	444	259	(12)	691
Net interest income	$9,936	(1,898)	(161)	7,877	5,502	(875)	(157)	4,470

Net interest income, the largest component of our income, was $50.9 million for the year ended December 31, 2017, a $7.9 million increase from net interest income of $43.0 million for the year ended December 31, 2016. The increase in net interest income is due to a $10.0 million increase in interest income partially offset by a $2.1 million increase in interest expense. During 2017, our average interest-earning assets increased $238.3 million as compared to 2016, resulting in $9.5 million of additional interest income, while higher rates on our interest-earning assets also increased interest income by $316,000 from the prior year. Overall, our average interest-bearing deposits increased by $201.7 million while our average FHLB advances and other borrowings decreased by $34.4 million. While the growth in interest-bearing deposits resulted in additional interest expense, the reduction in FHLB advances and other borrowings reduced our interest expense, resulting in a net decrease in interest expense of $483,000. However, higher rates on all of our interest-bearing liabilities increased interest expense by $2.2 million from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2017	2016	2015
Balance, beginning of period	$14,855	13,629	11,752
Provision	2,000	2,300	3,200
Loan charge-offs	(1,638)	(1,648)	(1,508)
Loan recoveries	306	574	185
Net loan charge-offs	(1,332)	(1,074)	(1,323)
Balance, end of period	$15,523	14,855	13,629

For the year ended December 31, 2017, we incurred a noncash expense related to the provision for loan losses of $2.0 million, bringing the allowance for loan losses to $15.5 million, or 1.12% of gross loans, as of December 31, 2017. In comparison, we added $2.3 million and $3.2 million to the provision for loan losses during the years ended December 31, 2016 and 2015, respectively, resulting in an allowance for loan losses of $14.9 million, or 1.28% of gross loans, as of December 31, 2016, and an allowance for loan losses of $13.6 million, or 1.36% of gross loans, as of December 31, 2015. The lesser provision expense of $2.0 million during 2017 relates primarily to the continued improvement in the credit quality of our loan portfolio.

During the twelve months ended December 31, 2017, our net charge-offs were $1.3 million, representing 0.10% of average loans, and consisted of $1.6 million in loans charged-off, partially offset by $306,000 of recoveries on loans previously charged-off. In addition, nonperforming assets remained at 0.46% of total assets while our level of classified assets declined to 9.7% at December 31, 2017 from 13.2% at December 31, 2016. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level. The continued improvement in these credit quality factors is the primary driver of the reduction in the allowance for loan losses as a percentage of our total loans.

We reported net charge-offs of $1.1 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively, including recoveries of $574,000 and $185,000 in 2016 and 2015, respectively. The net charge-offs of $1.1 million and $1.3 million during 2016 and 2015, respectively, represented 0.10% and 0.14% of the average outstanding loan portfolios for the respective years.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Mortgage banking income	$5,152	6,837	4,963
Service fees on deposit accounts	1,168	1,002	893
Income from bank owned life insurance	811	736	685
Gain on sale of investment securities	4	431	297
Other income	2,202	1,840	1,578
Total noninterest income	$9,337	10,846	8,416

Noninterest income was $9.3 million for the year ended December 31, 2017, a $1.5 million, or 13.9%, decrease compared to noninterest income of $10.8 million for the year ended December 31, 2016. The change in total noninterest income during 2017 resulted primarily from the following:

●	Mortgage banking income decreased $1.7 million, or 24.6%, driven by lower origination volume during 2017 due to an overall increase in the average market rate for new mortgage loan originations.
●

Service fees on deposit accounts increased $167,000, or 16.7%, and include service charges and other fees such as non-sufficient funds (“NSF”), stop payment fees, overdraft fee income and returned item fees.

●

Other income increased by $361,000, or 19.6%, due primarily to increased income on our ATM and debit cards and wire fees, both of which are driven by an increase in transaction volume, as well as increased loan fee income, which includes late fees, appraisal review fees, and line of credit fees.

Noninterest income was $10.8 million for the year ended December 31, 2016, a $2.4 million, or 28.9%, increase over noninterest income of $8.4 million for the year ended December 31, 2015. The increase in total noninterest income during 2016 resulted primarily from the following:

●

Mortgage banking income increased $1.9 million, or 37.8%, driven primarily by a transition to mandatory delivery of mortgage loans to the secondary market in April 2016 (which traditionally results in a higher profit margin upon sale) combined with an increased volume of loans originated.

●	Service fees on deposit accounts increased $109,000, or 12.2%, and include service charges such as non-sufficient funds (“NSF”), stop payment fees, overdraft fee income and returned item fees.
●

Other income increased by $262,000, or 16.6%, due primarily to increased loan fee income, which includes late fees, appraisal review fees, and line of credit fees, as well as increased income on our ATM and debit cards and wire fees, both of which are driven by an increase in transaction volume.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Compensation and benefits	$21,791	18,969	17,048
Occupancy	4,121	3,582	3,310
Other real estate owned expenses	228	1,215	1,142
Outside service and data processing costs	3,158	2,654	2,447
Insurance	1,146	962	855
Professional fees	1,362	1,208	987
Marketing	737	807	870
Other	2,009	1,779	1,550
Total noninterest expenses	$34,552	31,176	28,209

Noninterest expense was $34.6 million for the year ended December 31, 2017, a $3.4 million, or 10.8%, increase from noninterest expense of $31.2 million for 2016.

The increase in total noninterest expenses resulted primarily from the following:

●

Compensation and benefits expense increased $2.8 million, or 14.9%, during 2017 relating primarily to increases in base and incentive compensation as well as benefits expense. Base compensation expense increased by $1.9 million driven by the cost of 19 additional employees compared to the prior year, three of which were hired in relation to our new office in Atlanta, Georgia; five of which were hired as additional team leaders or mortgage executives in our existing markets; and the remainder of which were hired to support loan and deposit growth. Benefits expense, which includes insurance and 401k expenses, increased by $826,000. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $166,000.

●

Occupancy expenses increased $539,000, or 15.0%, driven by increased rent expense as well as additional insurance, property taxes and maintenance expenses related to our new properties in Charleston, South Carolina and Raleigh, North Carolina.

●	Other real estate owned expenses decreased $987,000, or 81.2%, and includes $184,000 of write-downs related to seven properties and $44,000 of expenses related to the management of properties we own.
●

Outside services and data processing costs increased $504,000, or 19.0%, related primarily to increased software licensing and maintenance costs as well as ATM/Debit card-related expenses and FHLB letter of credit fees.

●

Professional fees increased by $154,000, or 12.7%, due to increased legal and accounting costs primarily related to the increased size of our institution as well as professional service fees related to our mortgage operations.

●	Other noninterest expenses increased by $230,000, or 12.9%, driven by an increase in travel and entertainment expenses, business meals, dues and subscriptions and bank staff expense.

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

●	Occupancy expenses increased $272,000, or 8.2%, driven by increased rent expense as well as additional insurance, property taxes and maintenance expenses on our properties.
●

Other real estate owned expenses increased $73,000, or 6.4%, and includes $428,000 of losses on sales of four properties, $466,000 of write-downs related to six properties, and $321,000 of expenses related to the management of properties we own.

●

Outside services and data processing costs increased $207,000, or 8.5%, related primarily to increased software licensing and maintenance costs as well as ATM/Debit card-related expenses and FHLB letter of credit fees.

●

Professional fees increased by $221,000, or 22.4%, due to increased legal and accounting costs primarily related to the increased size of our institution as well as professional service fees related to our mortgage operations.

●	Other noninterest expenses increased by $229,000, or 14.8%, driven by an increase in travel and entertainment expenses, business meals, and deposit account losses.

Our efficiency ratio was 57.4% for 2017 compared to 57.9% for 2016. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The slightly improved efficiency ratio during 2017 relates primarily to the increase in net interest income due to significant loan growth and increased loan yields.

Income tax expense was $10.6 million, $7.3 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rate was 44.9% for the year ended December 31, 2017, and 36.0% and 34.6% for the years ended December 31, 2016 and 2015, respectively. Included in income tax expense for the 2017 period is $2.4 million of income tax expense related to the revaluation of our deferred tax asset as a result of the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Act enacted on December 22, 2017.

Investment Securities

At December 31, 2017, the $72.1 million in our investment securities portfolio represented approximately 4.4% of our total assets. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $67.6 million and amortized cost of $68.2 million for an unrealized loss of $578,000.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$8,749	8,653	6,271	6,159	14,711	14,599
SBA securities	4,087	4,063	1,453	1,437	6,410	6,277
State and political subdivisions	11,242	11,396	20,625	20,474	21,771	22,259
Mortgage-backed securities	44,103	43,491	36,895	36,410	47,053	46,804
Total	$68,181	67,603	65,244	64,480	89,945	89,939

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$995	1.15%	$1,503	2.04%	$6,155	2.40%	$-	-	$8,653	2.20%
SBA securities	-	-	-	-	-	-	4,063	2.45%	4,063	2.45%
State and political subdivisions	-	-	1,163	1.96%	7,162	2.84%	3,071	2.76%	11,396	2.73%
Mortgage-backed securities	432	0.99%	-	-	11,328	1.84%	31,731	2.06%	43,491	1.99%
Total	$1,427	1.10%	$2,666	1.59%	$24,645	2.27%	$38,865	2.15%	$67,603	2.17%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank stock	$3,754	5,173
Other investments	305	166
Investment in Trust Preferred subsidiaries	403	403
Total	$4,462	5,742

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2017 and 2016 were $1.3 billion and $1.1 billion, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2017 and 2016 were $1.4 billion and $1.2 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2017, our loan portfolio included $1.1 billion, or 82.1%, of real estate loans. As of December 31, 2016, loans secured by real estate made up 81.1% of our loan portfolio and totaled $943.5 million. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $156.1 million as of December 31, 2017, of which approximately 40% were in a first lien position, while the remaining balance was second liens, compared to $137.1 million as of December 31, 2016, of which approximately 39% were in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $89,000 and a loan to value of approximately 71% as of December 31, 2017, compared to an average loan balance of $91,000 and a loan to value of approximately 73% as of December 31, 2016. Further, 0.8% and 0.3% of our total home equity lines of credit were over 30 days past due as of December 31, 2017 and 2016, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2017. Of the $223.4 million in loan growth in 2017, $77.9 million of growth was in consumer related loans, while $145.5 million of growth was in commercial related loans. In addition, the $72.9 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $375,000, a term of ten years, and an average rate of 4.30%.

	December 31,
	2017		2016		2015		2014		2013
		%of		%of		%of		%of		%of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$316,818	22.8%	$285,938	24.6%	$236,083	23.5%	$191,061	21.9%	$185,129	25.1%
Non-owner occupied RE	312,798	22.6%	239,574	20.6%	205,604	20.5%	183,440	21.1%	166,016	22.5%
Construction	51,179	3.7%	33,393	2.9%	41,751	4.1%	50,995	5.8%	30,906	4.2%
Business	226,158	16.3%	202,552	17.4%	171,743	17.1%	149,986	17.2%	129,687	17.6%
Total commercial loans	906,953	65.4%	761,457	65.5%	655,181	65.2%	575,482	66.0%	511,738	69.4%
Consumer
Real estate	273,050	19.7%	215,588	18.5%	174,802	17.4%	146,859	16.9%	110,590	15.5%
Home equity	156,141	11.3%	137,105	11.8%	116,563	11.6%	95,629	11.0%	78,479	10.6%
Construction	28,351	2.0%	31,922	2.7%	43,318	4.3%	39,226	4.5%	19,888	2.7%
Other	22,575	1.6%	17,572	1.5%	15,080	1.5%	14,250	1.6%	12,961	1.8%
Total consumer loans	480,117	34.6%	402,187	34.5%	349,763	34.8%	295,964	34.0%	221,918	30.6%
Total gross loans, net of deferred fees	1,387,070	100.0%	1,163,644	100.0%	1,004,944	100.0%	871,446	100.0%	733,656	100.0%
Less – allowance for loan losses	(15,523)		(14,855)		(13,629)		(11,752)		(10,213)
Total loans, net	$1,371,547		$1,148,789		$991,315		$859,694		$723,443

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$24,171	167,425	125,222	316,818
Non-owner occupied RE	39,519	165,764	107,515	312,798
Construction	13,086	12,796	25,297	51,179
Business	73,588	107,584	44,986	226,158
Total commercial loans	150,364	453,569	303,020	906,953
Consumer
Real estate	30,172	61,809	181,069	273,050
Home equity	13,331	25,807	117,003	156,141
Construction	14,943	1,737	11,671	28,351
Other	7,203	11,371	4,001	22,575
Total consumer loans	65,649	100,724	313,744	480,117
Total gross loan, net of deferred fees	$216,013	554,293	616,764	1,387,070
Loans maturing – after one year with
Fixed interest rates				$875,991
Floating interest rates				295,066

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2017. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2017 and 2016, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial
Owner occupied RE	$-	276	704	322	1,199
Non-owner occupied RE	1,581	2,711	4,170	2,344	373
Construction	-	-	-	783	914
Business	910	686	779	1,408	712
Consumer
Real estate	992	550	-	457	76
Home equity	1,144	256	258	188	77
Construction	-	-	-	-	-
Other	1	13	5	1	3
Nonaccruing troubled debt restructurings	2,673	990	701	1,147	4,983
Total nonaccrual loans, including nonaccruing TDRs	7,301	5,482	6,617	6,650	8,337
Other real estate owned	242	639	2,475	3,307	1,198
Total nonperforming assets	$7,543	6,121	9,092	9,957	9,535
Nonperforming assets as a percentage of:
Total assets	0.46%	0.46%	0.75%	0.97%	1.07%
Gross loans	0.54%	0.53%	0.90%	1.14%	1.30%
Total loans over 90 days past due (1)	$2,027	1,984	4,547	5,735	6,493
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	5,145	5,675	7,266	8,562	8,045

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2017, nonperforming assets were $7.5 million, or 0.46% of total assets and 0.54% of gross loans. Comparatively, nonperforming assets were $6.1 million, or 0.46% of total assets and 0.53% of gross loans, at December 31, 2016. Nonaccrual loans increased $1.8 million to $7.3 million at December 31, 2017 from $5.5 million at December 31, 2016. During 2017, we added $3.8 million constituting 10 new loans to nonaccrual, while transferring four properties totaling $300,000 to real estate acquired in settlement of loans and charging off $555,000 on nonaccrual loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2017 and 2016 was approximately $309,000 and $439,000, respectively.

Nonperforming assets include other real estate owned which decreased by $397,000 to $242,000 at December 31, 2017 from $639,000 at December 31, 2016. During 2017, we added three properties to other real estate owned for $288,000 and sold three properties for approximately $498,000 and recognized a $3,000 loss on the sales. In addition, we recorded write-downs on seven properties of $184,000. The balance at December 31, 2017 includes three commercial properties for $242,000. We believe that these properties are appropriately valued at the lower of cost or market as of December 31, 2017.

At December 31, 2017, 2016 and 2015, the allowance for loan losses represented 212.6%, 271.0%, and 206.0% of the amount of nonaccrual loans, respectively. A significant portion, or 85.1%, of nonaccrual loans at December 31, 2017 are secured by real estate. Our nonaccrual loans have been charged down to approximately 61% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $15.5 million for the year ended December 31, 2017 to be adequate.

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

In addition, approximately 82% of our loans are collateralized by real estate and approximately 80% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to obtain updated appraisals on an annual basis, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2017, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2017, impaired loans totaled approximately $12.4 million for which $8.0 million of these loans have a reserve of approximately $3.7 million allocated in the allowance. During 2017, the average recorded investment in impaired loans was approximately $13.0 million. At December 31, 2016, impaired loans totaled approximately $11.2 million for which $7.5 million of these loans had a reserve of approximately $2.6 million allocated in the allowance. During 2016, the average recorded investment in impaired loans was approximately $11.6 million.

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2017, we determined that we had loans totaling $7.8 million, which we considered TDRs. As of December 31, 2016, we had loans totaling $6.7 million, which we considered TDRs. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

In addition, potential problem loans, which are loans rated substandard and not included in nonperforming loans or TDRs, amounted to approximately $4.5 million, or 0.33% of gross loans at December 31, 2017, compared to $7.0 million, or 0.60% of gross loans at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The decrease in potential problem loans since December 31, 2016 is primarily the result of one individual commercial loan which was paid off during 2017, thus reducing total problem loans by approximately $2.3 million.

Allowance for Loan Losses

At December 31, 2017 and December 31, 2016, the allowance for loan losses was $15.5 million and $14.9 million, respectively, or 1.12% and 1.28% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio declined from the prior year as a result of the consistent credit quality of our loan portfolio during 2017, improved economic conditions and other qualitative factors. While our nonperforming assets increased by $1.8 million during the year ended December 31, 2017, our nonperforming assets as a percentage of total assets remained consistent at 0.46% and our classified assets declined to 9.7% of capital, as compared to 12.7% of capital for the year ended December 31, 2016. See Note 4 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2017.

	Year ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of period	$14,855	13,629	11,752	10,213	9,091
Provision for loan losses	2,000	2,300	3,200	4,175	3,475
Loan charge-offs:
Commercial
Owner occupied RE	-	(5)	(48)	-	(390)
Non-owner occupied RE	(589)	(100)	(258)	(2,069)	(249)
Construction	-	(42)	(50)	-	-
Business	(638)	(1,031)	(881)	(645)	(1,664)
Total commercial	(1,227)	(1,178)	(1,237)	(2,714)	(2,303)
Consumer
Real estate	-	(194)	(173)	(51)	(22)
Home equity	(400)	(66)	(93)	(87)	(106)
Construction	-	-	-	-	-
Other	(11)	(210)	(5)	(35)	(47)
Total consumer	(411)	(470)	(271)	(173)	(175)
Total loan charge-offs	(1,638)	(1,648)	(1,508)	(2,887)	(2,478)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-	-	1
Non-owner occupied RE	119	155	10	2	1
Construction	-	-	-	127	-
Business	86	403	129	117	115
Total commercial	205	558	139	246	117
Consumer
Real estate	86	10	-	-	-
Home equity	13	1	46	5	8
Construction	-	-	-	-	-
Other	2	5	-	-	-
Total consumer	101	16	46	5	8
Total recoveries	306	574	185	251	125
Net loan charge-offs	(1,332)	(1,074)	(1,323)	(2,636)	(2,353)
Balance, end of period	$15,523	14,855	13,629	11,752	10,213
Allowance for loan losses to gross loans	1.12%	1.28%	1.36%	1.35%	1.39%
Net charge-offs to average loans	0.10%	0.10%	0.14%	0.33%	0.34%

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. We have adopted guidelines regarding our use of brokered certificates of deposit that limit our brokered certificates of deposit to 20% of total deposits and dictate that our current interest rate risk profile determines the terms. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $1.4 billion, or 98.0% of total deposits at December 31, 2017, while our out-of-market, or brokered, deposits represented $28.1 million, or 2.0% of our total deposits at December 31, 2017. At December 31, 2016, retail deposits represented $1.0 billion, or 94.6% of our total deposits, and brokered deposits were $59.1 million, representing 5.4% of our total deposits, at December 31, 2016. Our loan-to-deposit ratio was 100%, 107%, and 102% at December 31, 2017, 2016, and 2015, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

					December 31,
		2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$264,162	-%	$206,401	-%	$165,847	-%
Interest bearing demand deposits	218,355	0.18%	204,613	0.16%	171,161	0.17%
Money market accounts	463,314	0.81%	317,260	0.44%	262,218	0.41%
Savings accounts	15,698	0.05%	12,982	0.05%	9,221	0.06%
Time deposits less than $100,000	51,470	0.87%	54,746	0.72%	61,374	0.76%
Time deposits greater than $100,000	258,076	1.08%	215,605	0.85%	225,152	0.77%
Total deposits	$1,271,075	0.58%	$1,011,607	0.39%	$894,973	0.40%

During the 12 months ended December 31, 2017, our average transaction account balances increased by $220.3 million, or 29.7%, while our average time deposit balances increased by $39.2 million, or 14.5%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.2 billion, $937.5 million, and $840.2 million at December 31, 2017, 2016 and 2015, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2017	2016
Three months or less	$70,480	39,379
Over three through six months	42,327	30,964
Over six through twelve months	59,988	78,741
Over twelve months	65,915	62,883
Total	$238,710	211,967

Included in time deposits of $100,000 or more at December 31, 2017 is $28.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.10%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and December 31, 2016 were $131.7 million and $153.7 million, respectively.

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

At December 31, 2017 and 2016, our cash and cash equivalents amounted to $92.2 million and $46.6 million, or 5.7% and 3.5% of total assets, respectively. Our investment securities at December 31, 2017 and 2016 amounted to $72.1 million and $70.2 million, or 4.4% and 5.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, $11.4 million of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines at December 31, 2017.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2017 was $242.2 million, based on the Bank’s $3.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2017 we had $165.1 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2017. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $149.7 million at December 31, 2017 and $109.9 million at December 31, 2016. The $39.8 million increase during 2017 is due primarily to the issuance of 805,000 shares of common stock on May 2, 2017 in a public offering. The common stock was issued at $32.75 per share for net proceeds of $24.8 million. Proceeds from the offering were used to improve our capital structure, including to repay our former $10.0 million line of credit with another financial institution, to fund future organic growth, and for working capital and other general corporate purposes. Net income to common shareholders of $13.0 million combined with $1.9 million in proceeds from the exercise of stock options and issuance of restricted stock also contributed to the increase in shareholders’ equity.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2017. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2017	2016	2015
Return on average assets	0.87%	1.04%	0.90%
Return on average equity	9.66%	12.73%	11.42%
Return on average common equity	9.66%	12.73%	11.42%
Average equity to average assets ratio	8.98%	8.16%	7.93%
Common equity to assets ratio	9.21%	8.19%	7.74%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of December 31, 2017, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 22 to the Consolidated Financial Statements for ratios of the Company.

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total Capital (to risk weighted assets)	$175,016	12.99%	$107,749	8.00%	$134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

As of December 31, 2016
Total Capital (to risk weighted assets)	132,839	11.69%	90,910	8.00%	113,638	10.00%
Tier 1 Capital (to risk weighted assets)	118,626	10.44%	68,183	6.00%	90,910	8.00%
Common Equity Tier 1 (to risk weighted assets)	118,626	10.44%	51,137	4.50%	73,864	6.50%
Tier 1 Capital (to average assets)	118,626	9.08%	52,273	4.00%	65,342	5.00%

As of December 31, 2015
Total Capital (to risk weighted assets)	116,992	11.67%	80,166	8.00%	100,208	10.00%
Tier 1 Capital (to risk weighted assets)	104,452	10.42%	60,125	6.00%	80,166	8.00%
Common Equity Tier 1 (to risk weighted assets)	104,452	10.42%	45,094	4.50%	65,135	6.50%
Tier 1 Capital (to average assets)	104,452	8.57%	48,753	4.00%	60,941	5.00%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2017, unfunded commitments to extend credit were approximately $345.9 million, of which $96.4 million is at fixed rates and $249.5 million is at variable rates. At December 31, 2016, unfunded commitments to extend credit were $226.6 million, of which approximately $57.8 million was at fixed rates and $168.8 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2017 and 2016, there was a $6.3 million and $4.4 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2017, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	1.77%
Up 200 basis points	1.93%
Up 100 basis points	1.48%
Base	-
Down 100 basis points	(4.84)%
Down 200 basis points	(5.75)%
Down 300 basis points	(7.82)%

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2017.

	December 31, 2017
	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Five	Five
(dollars in thousands)	One Year	Years	Years	Years	Years	Total
Certificates of deposit	$213,562	54,669	16,702	1,207	8,031	294,171
FHLB advances and other borrowings	42,200	-	-	10,000	15,000	67,200
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	1,635	1,763	1,798	2,950	5,642	13,788
Total	$257,397	56,432	18,500	14,157	42,076	388,562

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $13.8 million). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In March 2017, the FASB amended the requirement in the Receivables-Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2018, the FASB Issued (ASU 2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings did not have a material effect on the Company’s financial statements.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the internal control structure over financial reporting as of December 31, 2017 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

Opinion on the Internal Control Over Financial Reporting
We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC

Greenville, South Carolina
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 1999.

Greenville, South Carolina
February 28, 2018

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,
(dollars in thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,171	11,574
Federal funds sold	49,148	24,039
Interest-bearing deposits with banks	25,846	10,939
Total cash and cash equivalents	92,165	46,552
Investment securities:
Investment securities available for sale	67,603	64,480
Other investments	4,462	5,742
Total investment securities	72,065	70,222
Mortgage loans held for sale	11,790	7,801
Loans	1,387,070	1,163,644
Less allowance for loan losses	(15,523)	(14,855)
Loans, net	1,371,547	1,148,789
Bank owned life insurance	33,132	25,471
Property and equipment, net	32,234	28,362
Deferred income taxes, net	3,782	6,825
Other assets	7,910	6,886
Total assets	$1,624,625	1,340,908
LIABILITIES
Deposits	$1,381,123	1,091,151
Federal Home Loan Bank advances and other borrowings	67,200	115,200
Junior subordinated debentures	13,403	13,403
Other liabilities	13,213	11,282
Total liabilities	1,474,939	1,231,036
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,347,851 and 6,463,789 shares issued and outstanding at December 31, 2017 and 2016, respectively	73	65
Nonvested restricted stock	(502)	(600)
Additional paid-in capital	99,986	73,371
Accumulated other comprehensive income (loss)	(456)	(504)
Retained earnings	50,585	37,540
Total shareholders’ equity	149,686	109,872
Total liabilities and shareholders’ equity	$1,624,625	1,340,908

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015
Interest income
Loans	$58,808	49,315	44,316
Investment securities	1,617	1,711	1,577
Federal funds sold	784	165	137
Total interest income	61,209	51,191	46,030
Interest expense
Deposits	7,373	3,941	3,585
Borrowings	2,960	4,251	3,916
Total interest expense	10,333	8,192	7,501
Net interest income	50,876	42,999	38,529
Provision for loan losses	2,000	2,300	3,200
Net interest income after provision for loan losses	48,876	40,699	35,329
Noninterest income
Mortgage banking income	5,152	6,837	4,963
Service fees on deposit accounts	1,168	1,002	893
Income from bank owned life insurance	811	736	685
Gain on sale of investment securities	4	431	297
Other income	2,202	1,840	1,578
Total noninterest income	9,337	10,846	8,416
Noninterest expenses
Compensation and benefits	21,791	18,969	17,048
Occupancy	4,121	3,582	3,310
Other real estate owned expenses	228	1,215	1,142
Outside service and data processing costs	3,158	2,654	2,447
Insurance	1,146	962	855
Professional fees	1,362	1,208	987
Marketing	737	807	870
Other	2,009	1,779	1,550
Total noninterest expenses	34,552	31,176	28,209
Income before income tax expense	23,661	20,369	15,536
Income tax expense	10,616	7,333	5,369
Net income available to common shareholders	$13,045	13,036	10,167
Earnings per common share
Basic	$1.86	2.06	1.64
Diluted	$1.76	1.94	1.55
Weighted average common shares outstanding
Basic	7,005,703	6,318,322	6,204,518
Diluted	7,393,377	6,720,888	6,560,739

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Net income	$13,045	13,036	10,167
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	191	(327)	(167)
Tax (expense) benefit	(140)	111	57
Reclassification of realized gain	(4)	(431)	(297)
Tax expense	1	147	101
Other comprehensive income (loss)	48	(500)	(306)
Comprehensive income	$13,093	12,536	9,861

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2014	6,219,002	$62	-	$ -	$(494)	$68,785	$302	$14,337	$82,992
Net income	-	-	-	-	-	-	-	10,167	10,167
Proceeds from exercise of stock options	67,036	1	-	-	-	627	-	-	628
Issuance of restricted stock	3,000	-	-	-	(69)	69	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	203	-	-	-	203
Compensation expense related to stock options, net of tax	-	-	-	-	-	556	-	-	556
Other comprehensive loss	-	-	-	-	-	-	(306)	-	(306)
December 31, 2015	6,289,038	63	-	-	(360)	70,037	(4)	24,504	94,240
Net income	-	-	-	-	-	-	-	13,036	13,036
Proceeds from exercise of stock options	152,751	2	-	-	-	1,096	-	-	1,098
Issuance of restricted stock	22,000	-	-	-	(526)	526	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	286	183	-	-	469
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,529	-	-	1,529
Other comprehensive loss	-	-	-	-	-	-	(500)	-	(500)
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	13,045	13,045
Net issuance of common stock	805,000	8	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	74,437	-	-	-	-	705	-	-	705
Issuance of restricted stock	4,625	-	-	-	(201)	201	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	299	-	-	-	299
Compensation expense related to stock options, net of tax	-	-	-	-	-	959	-	-	959
Other comprehensive income	-	-	-	-	-	-	48	-	48
December 31, 2017	7,347,851	$73	-	$ -	$(502)	$99,986	$(456)	$50,585	$149,686

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Operating activities
Net income	$13,045	$13,036	10,167
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,000	2,300	3,200
Depreciation and other amortization	1,460	1,251	1,310
Accretion and amortization of securities discounts and premiums, net	582	581	353
Gain on sale of investment securities available for sale	(4)	(431)	(297)
Loss on sale of fixed assets	50	-	-
(Gain) loss on sale of other real estate owned	3	428	(63)
Write-down of other real estate owned	185	466	937
Compensation expense related to stock options and restricted stock grants	1,258	1,998	759
Gain on sale of loans held for sale	(5,752)	(6,553)	(4,963)
Loans originated and held for sale	(192,347)	(251,397)	(201,842)
Proceeds from sale of loans held for sale	194,110	255,092	213,627
Increase in cash surrender value of bank owned life insurance	(811)	(736)	(685)
(Increase) decrease in deferred tax asset	2,904	356	(1,256)
Increase in other assets, net	(1,421)	(1,867)	(495)
Increase (decrease) in other liabilities, net	1,931	2,565	(646)
Net cash provided by operating activities	17,193	17,089	20,106
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(225,047)	(160,019)	(135,294)
Purchase of property and equipment	(5,381)	(5,428)	(4,650)
Purchase of investment securities:
Available for sale	(21,972)	(17,976)	(57,219)
Other investments	(3,086)	(806)	(149)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	9,644	20,341	11,711
Other investments	4,366	596	1,140
Proceeds from sale of investment securities:
Available for sale	8,813	22,186	10,072
Purchase of life insurance policies	(6,850)	-	(2,000)
Proceeds from sale of other real estate owned	498	1,187	431
Net cash used for investing activities	(239,015)	(139,919)	(175,958)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	289,972	105,418	196,826
Decrease in Federal Home Loan Bank advances and other borrowings	(48,000)	-	(20,000)
Issuance of common stock	24,758	-	-
Proceeds from the exercise of stock options	705	1,098	628
Net cash provided by financing activities	267,435	106,516	177,454
Net increase (decrease) in cash and cash equivalents	45,613	(16,314)	21,602
Cash and cash equivalents, beginning of year	46,552	62,866	41,264
Cash and cash equivalents, end of year	$92,165	$46,552	62,866
Supplemental information
Cash paid for
Interest	$9,987	$8,311	7,293
Income taxes	8,390	6,680	6,625
Schedule of non-cash transactions
Foreclosure of other real estate	288	245	473
Unrealized (gain) loss on securities, net of income taxes	(126)	216	110

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, derivatives, real estate acquired in settlement of loans, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle region of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2017 and 2016, real estate loans represented 82.1% and 81.1%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2017 and 2016, included in cash and cash equivalents was $7.3 million and $5.0 million, respectively, on deposit with the Federal Reserve Bank.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2014 tax return year and forward.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possible materially, due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $13.8 million). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

In March 2017, the FASB amended the requirement in the Receivables-Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2018, the FASB Issued (ASU 2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

				December 31, 2017
	Amortized		Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,749	1	97	8,653
SBA securities	4,087	-	24	4,063
State and political subdivisions	11,242	179	25	11,396
Mortgage-backed securities
FHLMC	9,102	-	149	8,953
FNMA	29,383	3	386	29,000
GNMA	5,618	2	82	5,538
Total mortgage-backed securities	44,103	5	617	43,491
Total	$68,181	185	763	67,603

				December 31, 2016
	Amortized		Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,271	1	113	6,159
SBA securities	1,453	-	16	1,437
State and political subdivisions	20,625	141	292	20,474
Mortgage-backed securities
FHLMC	10,922	-	185	10,737
FNMA	24,827	19	277	24,569
GNMA	1,146	2	44	1,104
Total mortgage-backed securities	36,895	21	506	36,410
Total	$65,244	163	927	64,480

During 2017, approximately $9.7 million of investment securities were either sold or called, subsequently resulting in a gain on sale of investment securities of $4,500. In comparison, the Company sold $33.5 million of its investment securities during 2016, recording a gain on sale of investment securities of $431,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2017 and 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

				December 31,
		2017		2016
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$1,435	1,427	-	-
Due after one through five years	2,677	2,666	3,303	3,268
Due after five through ten years	24,796	24,645	26,234	25,976
Due after ten years	39,273	38,865	35,707	35,236
	$68,181	67,603	65,244	64,480

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016.

		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2017
Available for sale
US government agencies	5	$4,184	$22	4	$3,968	$75	9	$8,152	$97
SBA securities	1	2,936	13	1	1,127	11	2	4,063	24
State and political subdivisions	3	1,214	9	2	792	16	5	2,006	25
Mortgage-backed
FHLMC	3	2,897	26	7	6,056	123	10	8,953	149
FNMA	11	14,345	135	13	14,597	251	24	29,940	386
GNMA	2	2,270	40	1	971	42	3	2,243	82
	25	$27,846	$245	28	$27,511	$518	53	$55,357	$763

		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2016
Available for sale
US government agencies	5	$5,144	$113	-	$-	$-	5	$5,144	$113
SBA securities	1	1,437	16	-	-	-	1	1,437	16
State and political subdivisions	32	13,936	292	-	-	-	32	13,936	292
Mortgage-backed
FHLMC	10	10,737	185	-	-	-	10	10,737	185
FNMA	14	15,478	247	2	3,991	30	16	19,469	277
GNMA	1	1,077	44	-	-	-	1	1,077	44
	63	$47,809	$897	2	$3,991	$30	65	$51,800	$927

At December 31, 2017, the Company had 25 individual investments with a fair market value of $27.8 million that were in an unrealized loss position for less than 12 months and 28 individual investments with a fair market value of $27.5 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

		December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank stock	$3,754	5,173
Other investments	305	166
Investment in Trust Preferred subsidiaries	403	403
	$4,462	5,742

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2017 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2017 and 2016, $7.7 million and $21.0 million, respectively, of securities were pledged as collateral for repurchase agreements from brokers. In addition, approximately $21.1 million was pledged to secure client deposits at December 31, 2016.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2017, mortgage loans held for sale totaled $11.8 million compared to $7.8 million at December 31, 2016.

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

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. The Company establishes a reserve at the time loans are sold and quarterly updates the reserve estimate during the estimated loan life.

NOTE 4 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle region of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in Greenville, Columbia, Charleston, Raleigh and Atlanta including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 82.1% of total loans at December 31, 2017. Commercial loans comprise 59.8% of total real estate loans and consumer loans account for 40.2%. Commercial real estate loans are further categorized into owner occupied which represents 22.8% of total loans and non-owner occupied loans represent 22.6%. Commercial construction loans represent only 3.7% of the total loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. As of December 31, 2017, approximately $97.7 million, or 7.0% of our loans had loan-to-value ratios which exceeded regulatory supervisory limits, of which 76 loans totaling approximately $40.5 million had loan-to-value ratios of 100% or more. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.3 million and $2.0 million as of December 31, 2017 and December 31, 2016, respectively.

	December 31,
(dollars in thousands)	2017		2016
Commercial
Owner occupied RE	$316,818	22.8%	285,938	24.6%
Non-owner occupied RE	312,798	22.6%	239,574	20.6%
Construction	51,179	3.7%	33,393	2.9%
Business	226,158	16.3%	202,552	17.4%
Total commercial loans	906,953	65.4%	761,457	65.5%
Consumer
Real estate	273,050	19.7%	215,588	18.5%
Home equity	156,141	11.3%	137,105	11.8%
Construction	28,351	2.0%	31,922	2.7%
Other	22,575	1.6%	17,572	1.5%
Total consumer loans	480,117	34.6%	402,187	34.5%
Total gross loans, net of deferred fees	1,387,070	100.0%	1,163,644	100.0%
Less – allowance for loan losses	(15,523)		(14,855)
Total loans, net	$1,371,547		1,148,789

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2017	2016
Variable rate loans	$349,493	290,462
Fixed rate loans	1,037,577	873,182
	$1,387,070	1,163,644

At December 31, 2017, approximately $487.0 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 9.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

	December 31, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$316,818	312,477	51,179	224,861	905,335
30-59 days past due	-	129	-	416	545
60-89 days past due	-	-	-	-	-
Greater than 90 days	-	192	-	881	1,073
	$316,818	312,798	51,179	226,158	906,953

	December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$284,700	238,346	33,393	200,624	757,063
30-59 days past due	981	-	-	1,423	2,404
60-89 days past due	257	56	-	-	313
Greater than 90 days	-	1,172	-	505	1,677
	$285,938	239,574	33,393	202,552	761,457

As of December 31, 2017 and 2016, loans 30 days or more past due represented 0.34% and 0.55% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.12% and 0.38% as of December 31, 2017 and 2016, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$312,628	306,965	51,179	215,729	886,501
Special Mention	1,770	2,082	-	5,540	9,392
Substandard	2,420	3,751	-	4,889	11,060
Doubtful	-	-	-	-	-
	$316,818	312,798	51,179	226,158	906,953

	December 31, 2016
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$282,055	234,957	33,393	193,517	743,922
Special Mention	1,097	975	-	2,489	4,561
Substandard	2,786	3,642	-	6,546	12,974
Doubtful	-	-	-	-	-
	$285,938	239,574	33,393	202,552	761,457

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$271,284	154,821	28,351	22,506	476,962
30-59 days past due	681	325	-	69	1,075
60-89 days past due	131	995	-	-	1,126
Greater than 90 days	954	-	-	-	954
	$273,050	156,141	28,351	22,575	480,117

	December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Current	$214,228	136,638	31,922	17,427	400,215
30-59 days past due	1,041	210	-	126	1,377
60-89 days past due	282	-	-	6	288
Greater than 90 days	37	257	-	13	307
	$215,588	137,105	31,922	17,572	402,187

Consumer loans 30 days or more past due were 0.23% and 0.17% as of December 31, 2017 and 2016, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$269,422	152,545	28,351	22,367	472,685
Special Mention	715	1,025	-	88	1,828
Substandard	2,913	2,571	-	120	5,604
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$273,050	156,141	28,351	22,575	480,117

	December 31, 2016
	Real estate	Home equity	Construction	Other	Total
Pass	$211,563	134,124	31,922	17,485	395,094
Special Mention	1,064	2,109	-	16	3,189
Substandard	2,961	872	-	71	3,904
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$215,588	137,105	31,922	17,572	402,187

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

	December 31,
(dollars in thousands)	2017	2016
Commercial
Owner occupied RE	$-	276
Non-owner occupied RE	1,581	2,711
Construction	-	-
Business	910	686
Consumer
Real estate	992	550
Home equity	1,144	256
Construction	-	-
Other	1	13
Nonaccruing troubled debt restructurings	2,673	990
Total nonaccrual loans, including nonaccruing TDRs	7,301	5,482
Other real estate owned	242	639
Total nonperforming assets	$7,543	6,121
Nonperforming assets as a percentage of:
Total assets	0.46%	0.46%
Gross loans	0.54%	0.53%
Total loans over 90 days past due	$2,027	1,984
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	5,145	5,675

Foregone interest income on the nonaccrual loans for the year ended December 31, 2017 was approximately $309,000 and approximately $439,000 for the same period in 2016.

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

		December 31, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,281	2,235	464	179
Non-owner occupied RE	6,827	3,665	2,646	750
Construction	-	-	-	-
Business	3,735	2,764	1,993	1,061
Total commercial	12,843	8,664	5,103	1,990
Consumer
Real estate	2,062	2,037	2,037	1,379
Home equity	2,010	1,575	680	286
Construction	-	-	-	-
Other	171	170	170	22
Total consumer	4,243	3,782	2,887	1,687
Total	$17,086	12,446	7,990	3,677

		December 31, 2016
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,284	2,243	2,224	263
Non-owner occupied RE	7,238	4,031	1,638	457
Construction	-	-	-	-
Business	3,699	2,593	1,610	1,154
Total commercial	13,221	8,867	5,472	1,874
Consumer
Real estate	1,853	1,843	1,843	682
Home equity	207	257	-	-
Construction	-	-	-	-
Other	261	190	177	88
Total consumer	2,321	2,290	2,020	770
Total	$15,542	11,157	7,492	2,644

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2017		2016		2015
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,255	104	2,263	112	884	6
Non-owner occupied RE	4,144	199	4,106	200	6,137	128
Construction	-	-	-	-	1,888	74
Business	2,823	162	2,873	135	4,067	148
Total commercial	9,222	465	9,242	447	12,976	356
Consumer
Real estate	2,047	69	1,854	81	1,112	46
Home equity	1,576	97	257	2	252	7
Construction	-	-	-	-	-	-
Other	174	6	203	6	208	7
Total consumer	3,797	172	2,314	89	1,572	60
Total	$13,019	637	11,556	536	14,548	416

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Balance, beginning of period	$14,855	13,629	11,752
Provision for loan losses	2,000	2,300	3,200
Loan charge-offs:
Commercial
Owner occupied RE	-	(5)	(48)
Non-owner occupied RE	(589)	(100)	(258)
Construction	-	(42)	(50)
Business	(638)	(1,031)	(881)
Total commercial	(1,227)	(1,178)	(1,237)
Consumer
Real estate	-	(194)	(173)
Home equity	(400)	(66)	(93)
Construction	-	-	-
Other	(11)	(210)	(5)
Total consumer	(411)	(470)	(271)
Total loan charge-offs	(1,638)	(1,648)	(1,508)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-
Non-owner occupied RE	119	155	10
Construction	-	-	-
Business	86	403	129
Total commercial	205	558	139
Consumer
Real estate	86	10	-
Home equity	13	1	46
Construction	-	-	-
Other	2	5	-
Total consumer	101	16	46
Total recoveries	306	574	185
Net loan charge-offs	(1,332)	(1,074)	(1,323)
Balance, end of period	$15,523	14,855	13,629

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2017
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$10,039	4,816	-	14,855
Provision	920	1,080	-	2,000
Loan charge-offs	(1,227)	(411)	-	(1,638)
Loan recoveries	205	101	-	306
Net loan charge-offs	(1,022)	(310)	-	(1,332)
Balance, end of period	$9,937	5,586	-	15,523

	Year ended December 31, 2016
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$9,672	3,957	-	13,629
Provision	987	1,313	-	2,300
Loan charge-offs	(1,178)	(470)	-	(1,648)
Loan recoveries	558	16	-	574
Net loan charge-offs	(620)	(454)	-	(1,074)
Balance, end of period	$10,039	4,816	-	14,855

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

	December 31, 2017
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,990	1,687	3,677	8,664	3,782	12,446
Collectively evaluated	7,947	3,899	11,846	898,289	476,335	1,374,624
Total	$9,937	5,586	15,523	906,953	480,117	1,387,070

	December 31, 2016
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,874	770	2,644	8,867	2,290	11,157
Collectively evaluated	8,165	4,046	12,211	752,590	399,897	1,152,487
Total	$10,039	4,816	14,855	761,457	402,187	1,163,644

NOTE 5 – Troubled Debt Restructurings

At December 31, 2017, we had 21 loans totaling $7.8 million and at December 31, 2016 we had 17 loans totaling $6.7 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. During 2017, we have added five commercial and three consumer loan totaling $2.6 million as TDRs and removed four loans from TDR status due to pay-offs or in accordance with our nonperforming loans and TDR policies. To date, we have restored four nonaccrual commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$254	$310
Non-owner occupied RE	1	-	-	-	1	976	976
Business	2	1	-	-	3	591	600
Consumer
Real estate	1	-	-	-	1	281	270
Home equity	1	1	-	-	2	363	456
Total loans	6	2	-	-	8	$2,465	$2,612

	For the year ended December 31, 2016
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$477	$478
Consumer
Real estate	1	-	-	-	1	188	188
Total loans	2	-	-	-	2	$665	$666

As of December 31, 2017 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date. As of December 31, 2016, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2017	2016
Land	$6,827	6,827
Buildings	23,990	14,833
Leasehold Improvements	2,220	2,020
Furniture and equipment	8,075	7,410
Software	306	421
Construction in process	40	6,225
	41,458	37,736
Accumulated depreciation	(9,224)	(9,374)
Total property and equipment	$32,234	28,362

Construction in process at December 31, 2017 included costs associated with the upfit of leased office space in Atlanta, Georgia, while the balance at December 31, 2016 included costs associated with the construction of a new regional office in Charleston, South Carolina. Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $1.5 million and $1.3 million, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2017, other real estate owned included three properties totaling $242,000, compared to eight properties totaling $639,000 at December 31, 2016. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2017	2016
Balance, beginning of year	$639	$2,475
Additions	289	245
Sales	(501)	(1,615)
Write-downs, net	(185)	(466)
Balance, end of year	$242	$639

NOTE 8 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2017	2016
Noninterest bearing	$295,680	235,538
Interest bearing:
NOW accounts	229,945	234,949
Money market accounts	545,029	345,117
Savings	16,298	14,942
Time, less than $100,000	55,461	48,638
Time, $100,000 and over	238,710	211,967
Total deposits	$1,381,123	1,091,151

At December 31, 2017 and 2016, time deposits greater than $250,000 were $131.7 million and $153.7 million, respectively.

Also, at December 31, 2017 and 2016, the Company had approximately $28.1 million and $59.1 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $2.7 million for the year ended December 31, 2017, $1.8 million for the year ended December 31, 2016, and $1.7 million for the year ended December 31, 2015.

At December 31, 2017 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2018	$213,562
2019	54,669
2020	16,702
2021	1,207
2022 and after	8,031
$294,171

NOTE 9 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2017 and 2016, the Company had $67.2 million and $115.2 million, respectively, in FHLB advances and other borrowings. Of the $67.2 million outstanding at December 31, 2017, FHLB advances represented $60.0 million and securities sold under structured agreements to repurchase represented $7.2 million. Of the $115.2 million outstanding at December 31, 2016, FHLB advances represented $96.0 million and securities sold under structured agreements to repurchase represented $19.2 million.

The FHLB advances are secured with approximately $487.0 million of mortgage loans and $3.8 million of stock in the FHLB. During the third quarter of 2017, the Company restructured two FHLB advances totaling $25.0 million. In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance did not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance was considered to be a restructuring and no gain or loss was recorded in the transaction. The original FHLB advances had a weighted rate of 4.39% and an average remaining life of 8 months. Under the modified arrangement, the FHLB advances had a weighted average rate of 3.36% and an average remaining life of 22 months.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2017 and 2016. As of December 31, 2017, $55.0 million, or 91.7%, of the Company’s advances were at fixed rates, while $5.0 million, or 8.3%, were at floating rates.

	December 31,
(dollars in thousands)	2017		2016
Maturity	Amount	Rate	Amount	Rate
February 13, 2017	$-	- %	$7,500	4.38%
April 18, 2017	-	- %	7,000	2.73%
April 18, 2017	-	- %	7,500	2.91%
April 19, 2017	-	- %	20,000	2.16%
April 19, 2017	-	- %	10,000	2.54%
July 11, 2017	-	- %	9,000	4.49%
July 24, 2017	-	- %	5,000	4.25%
January 30, 2018	5,000	4.06%	5,000	3.57%
December 31, 2018	30,000	1.59%	-	- %
February 15, 2019	-	- %	10,000	4.47%
October 10, 2019	-	- %	15,000	4.06%
July 7, 2022	10,000	3.11%	-	- %
July 7, 2023	15,000	3.53%	-	- %
	$60,000	2.53%	$96,000	3.41%

At December 31, 2017, the Company had two structured debt agreements secured by approximately $7.7 million of various investment securities. At December 31, 2016, the Company had four structured debt agreements secured by approximately $21.0 million of various investment securities. While these agreements are at fixed rates, they each have callable features and are subject to repricing at the option of the seller. Listed below is a summary of the terms and maturities of these structured agreements to repurchase that are in place at December 31, 2017:

(dollars in thousands)
Maturity	Amount	Rate
March 14, 2018	$3,600	2.75%
September 15, 2018	3,600	2.55%
	$7,200	2.65%

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2017. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 10 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2017, the interest rate was 4.77% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2017, the interest rate was 3.13% and is indexed to the 3-month LIBOR rate and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 11 – Unused Lines of Credit

At December 31, 2017, the Company had four lines of credit to purchase federal funds that totaled $72.0 million which were unused at December 31, 2017. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $261.9 million in additional borrowings at December 31, 2017.

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

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2017 and December 31, 2016.

	December 31, 2017
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$15,430	Other assets	$196
MBS forward sales commitments	10,750	Other liabilities	(28)
Total derivative financial instruments	$26,180		$168

	December 31, 2016
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$17,986	Other assets	$256
MBS forward sales commitments	14,250	Other liabilities	(3)
Total derivative financial instruments	$32,236		$253

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

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,653	-	8,653
SBA securities	-	4,063	-	4,063
State and political subdivisions	-	11,396	-	11,396
Mortgage-backed securities	-	43,491	-	43,491
Mortgage loans held for sale	-	11,790	-	11,790
Mortgage loan interest rate lock commitments	-	196	-	196
Total assets measured at fair value on a recurring basis	$-	79,589	-	79,589

Liabilities
MBS forward sales commitments	$-	28	-	28
Total liabilities measured at fair value on a recurring basis	$-	28	-	28

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,159	-	6,159
SBA securities	-	1,437	-	1,437
State and political subdivisions	-	20,474	-	20,474
Mortgage-backed securities	-	36,410	-	36,410
Mortgage loans held for sale	-	7,801	-	7,801
Mortgage loan interest rate lock commitments	-	256	-	256
Total assets measured at fair value on a recurring basis	$-	72,537	-	72,537

Liabilities
MBS forward sales commitments	$-	3	-	3
Total liabilities measured at fair value on a recurring basis	$-	3	-	3

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2017. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,685	6,084	8,769
Other real estate owned	-	148	94	242
Total assets measured at fair value on a nonrecurring basis	$-	2,833	6,178	9,011

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	4,075	4,438	8,513
Other real estate owned	-	526	113	639
Total assets measured at fair value on a nonrecurring basis	$-	4,601	4,551	9,152

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 are as follows:

	December 31, 2017
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,462	4,462	-	-	4,462
Loans, net	1,371,547	1,372,684	-	2,685	1,369,999
Financial Liabilities:
Deposits	1,381,123	1,269,462	-	1,269,462	-
FHLB and other borrowings	67,200	67,890	-	67,890	-
Junior subordinated debentures	13,403	13,166	-	13,166	-

	December 31, 2016
	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,742	5,742	-	-	5,742
Loans, net	1,148,789	1,149,527	-	4,075	1,145,452
Financial Liabilities:
Deposits	1,091,151	1,004,923	-	1,004,923	-
FHLB and other borrowings	115,200	115,825	-	115,825	-
Junior subordinated debentures	13,403	12,026	-	12,026	-

NOTE 14 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2017, 2016 and 2015. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2017, 2016 and 2015, options totaling 107,015, 108,315, and 93,500, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2017	2016	2015
Numerator:
Net income	$13,045	13,036	10,167
Net income available to common shareholders	$13,045	13,036	10,167
Denominator:
Weighted-average common shares outstanding - basic	7,005,703	6,318,322	6,204,518
Common stock equivalents	387,674	402,566	356,221
Weighted-average common shares outstanding - diluted	7,393,377	6,720,888	6,560,739
Earnings per common share:
Basic	$1.86	2.06	1.64
Diluted	$1.76	1.94	1.55

NOTE 15 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with 12 executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $2.8 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, including a base monthly charge of approximately $102,000 and certain termination fees.

The Company has occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2018	$1,635
2019	1,763
2020	1,798
2021	1,831
2022	1,119
Thereafter	5,642
$13,788

Lease expense for the years ended December 31, 2017, 2016, and 2015, totaled $1.3 million, $1.2 million, and $954,000, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2017, management believes there is no material litigation pending.

NOTE 16 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Current income taxes:
Federal	$7,139	6,429	6,184
State	573	548	441
Total current tax expense	7,712	6,977	6,625
Deferred income tax expense (benefit)	2,904	356	(1,256)
Income tax expense	$10,616	7,333	5,369

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Tax expense at statutory rate	$8,281	7,129	5,438
Effect of state income taxes, net of federal benefit	372	356	287
Exempt income	(146)	(162)	(151)
Effect of change in federal tax rate	2,441	-	-
Other	(332)	10	(205)
Income tax expense	$10,616	7,333	5,369

Income tax expense for the year ended December 31, 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Act, which was enacted on December 22, 2017. As a result of the new law, we recognized a provisional net tax expense totaling $2.4 million, as noted in the table above.

As a result of the Tax Act, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%, while deferred taxes as of December 31, 2016 are based on the previous federal income tax rate of 35%. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,260	5,199
Unrealized loss on securities available for sale	121	260
Net deferred loan fees	480	691
Deferred compensation	1,124	1,597
Sale of real estate owned	104	262
Accrued expenses	16	401
Other	136	250
	5,241	8,660
Deferred tax liabilities:
Property and equipment	1,208	1,467
Hedging transactions	88	-
Other	163	368
	1,459	1,835
Net deferred tax asset	$3,782	6,825

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2017	2016
Balance, beginning of year	$14,825	12,868
New loans	6,843	5,103
Less loan payments	(6,392)	(3,146)
Balance, end of year	$15,276	14,825

Deposits by executive officers and directors and their related interests at December 31, 2017 and 2016, were $3.5 million and $6.3 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $5,388. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Also, the Company contracts with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $38,000, $29,000, and $31,000 for these services during 2017, 2016, and 2015, respectively.

The Company also utilizes employment recruiting services from a vendor for which one of the Company’s directors is an owner and serves as the chairman of the board. The Company paid approximately $87,000 to the vendor for the year ended December 31, 2017.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2017, unfunded commitments to extend credit were approximately $345.9 million, of which $96.4 million is at fixed rates and $249.5 million is at variable rates. At December 31, 2016, unfunded commitments to extend credit were approximately $226.6 million, of which $57.8 million is at fixed rates and $168.8 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2017 and 2016, there was a $6.3 million and $4.4 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 19 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2017, 2016, and 2015 amounted to $476,000, $356,000, and $326,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 20 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2017 and 2016, the Company had an accrued benefit obligation of $5.4 million and $4.6 million, respectively. The Company incurred expenses related to this plan of $792,000, $782,000, and $978,000 in 2017, 2016, and 2015, respectively.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Stock option expense	$959	746	556
Restricted stock grant expense	299	286	203
Total stock-based compensation expense	$1,258	1,032	759

Stock Options
On March 21, 2000, the Company adopted a stock option plan under which the board of directors could grant up to 436,424 options at an exercise price per share not less than the fair market value on the date of grant. The options expire 10 years from the grant date, but expired or forfeited options may be reissued. Under the terms of the 2000 stock option plan any awards remaining and granted after March 2010 are accounted for as non-qualified stock options. As of January 2011, all available options under the 2000 stock option plan had been granted.

On May 18, 2010, the Company adopted the 2010 Incentive Plan, making available for issuance 366,025 stock options (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. On May 20, 2014, the Company amended the 2010 Incentive Plan to add an additional 200,000 shares of common stock to be issuable as stock options, for a total of 566,025 shares. As of December 31, 2017, there were 14,375 options available for grant under the 2010 Incentive Plan.

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2017, there were 345,315 options available for grant under the 2016 Equity Incentive Plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2017			2016			2015
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	642,203	$11.77		693,954	$8.94		667,479	$7.83
Granted	110,950	35.34		109,500	23.65		93,511	17.15
Exercised	(74,437)	9.48		(152,751)	7.19		(67,036)	9.36
Forfeited or expired	(15,875)	23.49		(8,500)	15.69		-	-
Outstanding at end of year	662,841	$15.70	5.6 years	642,203	$11.77	5.9 years	693,954	$8.94	6.0 years
Options exercisable at year-end	419,766	$9.20	4.1 years	399,256	$7.62	4.4 years	457,895	$6.74	4.9 years
Weighted average fair value of options granted during the year		$14.14			$10.96			$9.09
Shares available for grant	359,690			454,765			155,767

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 662,841 and 642,203 stock options outstanding at December 31, 2017 and 2016 was $16.9 million and $15.6 million, respectively. The aggregate intrinsic value of 419,766 and 399,256 stock options exercisable at December 31, 2017 and 2016 was $13.5 million and $11.4 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2017	2016	2015
Dividend yield	-	-	-
Expected life	7 years	7 years	7 years
Expected volatility	34.63%	43.22%	51.24%
Risk-free interest rate	2.04%	1.65%	1.63%

At December 31, 2017, there was $2.0 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.6 years. The fair value of stock option grants that vested during 2017, 2016, and 2015 was $775,000, $593,000 and $491,000, respectively.

Restricted Stock Grants
In 2006, the Company adopted a restricted stock plan for the benefit of the directors, officers and employees. Under the restricted stock plan, 13,310 shares of restricted stock (adjusted for the stock dividends in 2011 and 2012) were authorized for issuance. As of December 31, 2012 all shares of restricted stock, authorized under the plan had been granted.

In May 2010, the Company adopted the 2010 Incentive Plan which included a provision for the issuance of 79,860 shares of restricted stock (adjusted for all subsequent stock dividends). On May 19, 2015, the Company amended the 2010 Incentive Plan to add an additional 25,000 shares of common stock to be issuable as restricted stock grants, for a total of 104,860 shares. As of December 31, 2017, there were 9,424 shares of restricted stock available for grant.

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. As of December 31, 2017, all shares of restricted stock were available for grant.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2017, 2016, and 2015 is as follows:

	December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	36,125	$20.13	33,749	$12.92	49,000	$11.83
Granted	6,500	35.14	22,000	23.91	3,000	20.65
Vested	(17,625)	16.73	(17,749)	11.68	(18,251)	11.28
Forfeited	-	-	(1,875)	14.72	-	-
Nonvested at end of year	25,000	$26.43	36,125	$20.13	33,749	$12.92

At December 31, 2017, there was $502,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.6 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Total capital includes Tier 1 and Tier 2 capital. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Management believes, as of December 31, 2017, that the Company and Bank exceed all well capitalized requirements to which they are subject.

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2017 and 2016.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
The Bank
Total Capital (to risk weighted assets)	$175,016	12.99%	$107,749	8.00%	$134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

The Company
Total Capital (to risk weighted assets)	178,665	13.27%	107,749	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	163,142	12.11%	80,812	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	150,142	11.15%	60,609	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	163,142	10.26%	63,573	4.00%	n/a	n/a

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
		Actual	minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
The Bank
Total Capital (to risk weighted assets)	$132,839	11.69%	$90,910	8.00%	$113,628	10.00%
Tier 1 Capital (to risk weighted assets)	118,626	10.44%	68,183	6.00%	90,910	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	118,626	10.44%	51,137	4.50%	73,864	6.50%
Tier 1 Capital (to average assets)	118,626	9.08%	52,273	4.00%	65,342	5.00%

The Company
Total Capital (to risk weighted assets)	137,588	12.11%	90,910	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	123,375	10.86%	68,183	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	110,375	9.71%	51,137	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	123,375	9.42%	52,392	4.00%	n/a	n/a

NOTE 23 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Year ended December 31, 2017
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$60,895	314	11	(11)	61,209
Interest expense	9,830	-	514	(11)	10,333
Net interest income (loss)	51,065	314	(503)	-	50,876
Provision for loan losses	2,000	-	-	-	2,000
Noninterest income	4,185	5,152	-	-	9,337
Noninterest expense	30,568	3,738	246	-	34,552
Net income (loss) before taxes	22,682	1,728	(749)	-	23,661
Income tax expense (benefit)	10,239	639	(262)	-	10,616
Net income (loss)	$12,443	1,089	(487)	-	13,045
Total assets	$1,615,960	8,230	163,095	(162,660)	1,624,625

	Year ended December 31, 2016
	Commercial
	and Retail	Mortgage
	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$50,851	340	2	(2)	51,191
Interest expense	7,792	-	402	(2)	8,192
Net interest income (loss)	43,059	340	(400)	-	42,999
Provision for loan losses	2,300	-	-	-	2,300
Noninterest income	4,009	6,837	-	-	10,846
Noninterest expense	26,482	4,451	243	-	31,176
Net income (loss) before taxes	18,286	2,726	(643)	-	20,369
Income tax expense (benefit)	6,496	1,009	(172)	-	7,333
Net income (loss)	$11,790	1,717	(471)	-	13,036
Total assets	$1,331,224	6,477	123,279	(120,072)	1,340,908

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

NOTE 24 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and cash equivalents	$3,623	1,949
Investment in subsidiaries	159,440	118,526
Other assets	32	2,804
Total assets	$163,095	123,279
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$6	4
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	149,686	109,872
Total liabilities and shareholders’ equity	$163,095	123,279

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Revenues
Interest income	$11	2	4
Total revenue	11	2	4
Expenses
Interest expense	514	402	349
Other expenses	246	243	829
Total expenses	760	645	1,178
Income tax benefit	262	172	212
Loss before equity in undistributed net income of subsidiaries	(487)	(471)	(962)
Equity in undistributed net income of subsidiaries	13,532	13,507	11,129
Net income	$13,045	13,036	10,167

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Operating activities
Net income	$13,045	13,036	10,167
Adjustments to reconcile net income to cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(13,532)	(13,507)	(11,129)
Compensation expense related to stock options and restricted stock grants	1,258	1,998	759
(Increase) decrease in other assets	2,772	(449)	(192)
Increase (decrease) in accounts payable and accrued expenses	2	(1)	-
Net cash provided by (used for) operating activities	3,545	1,077	(395)
Investing activities
Investment in subsidiaries, net	(27,334)	(668)	(2,250)
Net cash used for investing activities	(27,334)	(668)	(2,250)
Financing activities
Issuance of common stock	24,758	-	-
Proceeds from the exercise of stock options and warrants	705	1,098	628
Net cash provided by financing activities	25,463	1,098	628
Net increase (decrease) in cash and cash equivalents	1,674	1,507	(2,017)
Cash and cash equivalents, beginning of year	1,949	442	2,459
Cash and cash equivalents, end of year	$3,623	1,949	442

NOTE 25 – Selected Condensed Quarterly Financial Data (Unaudited)

	2017
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$13,959	14,931	15,955	16,364
Interest expense	2,352	2,579	2,646	2,756
Net interest income	11,607	12,352	13,309	13,608
Provision for loan losses	500	500	500	500
Noninterest income	2,051	2,563	2,542	2,181
Noninterest expenses	8,360	8,763	8,806	8,623
Income before income tax expense	4,798	5,652	6,545	6,666
Income tax expense	1,687	2,048	2,295	4,586
Net income available to common shareholders	$3,111	3,604	4,250	2,080
Earnings per common share
Basic	$0.48	0.52	0.58	0.28
Diluted	$0.45	0.49	0.55	0.27
Weighted average common shares outstanding
Basic	6,437,231	6,986,948	7,281,594	7,304,478
Diluted	6,829,590	7,366,208	7,668,476	7,696,684

	2016
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$12,329	12,503	12,912	13,447
Interest expense	2,022	1,990	2,032	2,148
Net interest income	10,307	10,513	10,880	11,299
Provision for loan losses	625	575	825	275
Noninterest income	2,559	3,146	3,017	2,124
Noninterest expenses	7,517	7,853	7,800	8,006
Income before income tax expense	4,724	5,231	5,272	5,142
Income tax expense	1,718	1,925	1,839	1,851
Net income available to common shareholders	$3,006	3,306	3,433	3,291
Earnings per common share
Basic	$0.48	0.53	0.54	0.52
Diluted	$0.45	0.49	0.51	0.49
Weighted average common shares outstanding
Basic	6,272,847	6,301,853	6,322,073	6,375,842
Diluted	6,634,432	6,702,820	6,740,751	6,775,729

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements

The following consolidated financial statements are located in Item 8 of this report.
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

SOUTHERN FIRST BANCSHARES, INC.

Date: February 28, 2018	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	February 28, 2018
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/Michael D. Dowling	Chief Financial Officer	February 28, 2018
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	February 28, 2018
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	February 28, 2018
Mark A. Cothran

/s/Leighton M. Cubbage	Director	February 28, 2018
Leighton M. Cubbage

/s/David G. Ellison	Director	February 28, 2018
David G. Ellison

/s/Anne S. Ellefson	Director	February 28, 2018
Anne S. Ellefson

/s/Fred Gilmer, Jr.	Director	February 28, 2018
Fred Gilmer, Jr.

/s/Tecumseh Hooper, Jr.	Director	February 28, 2018
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnstone, III M.D.	Director	February 28, 2018
Rudolph G. Johnstone, III, M.D.

/s/James B. Orders, III	Director, Chairman	February 28, 2018
James B. Orders, III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on July 27, 1999, File No. 333-83851).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the shareholders.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*

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

10.26

Loan and Security Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 3, 2017).

10.27

Promissory Note, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8- K filed on July 3, 2017).

10.28

Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8- K filed on July 3, 2017).

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement