Form 10-Q
period 2018-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2018-05-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,381,716 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 25, 2018.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2018 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,645	17,171
Federal funds sold	103,213	49,148
Interest-bearing deposits with banks	22,253	25,846
Total cash and cash equivalents	136,111	92,165
Investment securities:
Investment securities available for sale	58,506	67,603
Other investments	3,056	4,462
Total investment securities	61,562	72,065
Mortgage loans held for sale	10,885	11,790
Loans	1,459,382	1,387,070
Less allowance for loan losses	(15,852)	(15,523)
Loans, net	1,443,530	1,371,547
Bank owned life insurance	33,352	33,132
Property and equipment, net	32,339	32,234
Deferred income taxes	3,975	3,782
Other assets	7,545	7,910
Total assets	$1,729,299	1,624,625
LIABILITIES
Deposits	$1,520,523	1,381,123
Federal Home Loan Bank advances and other borrowings	28,600	67,200
Junior subordinated debentures	13,403	13,403
Other liabilities	12,034	13,213
Total liabilities	1,574,560	1,474,939
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,381,716 and 7,347,851 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	74	73
Nonvested restricted stock	(842)	(502)
Additional paid-in capital	100,890	99,986
Accumulated other comprehensive loss	(1,182)	(456)
Retained earnings	55,799	50,585
Total shareholders’ equity	154,739	149,686
Total liabilities and shareholders’ equity	$1,729,299	1,624,625

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2018	2017
Interest income
Loans	$16,563	13,526
Investment securities	368	376
Federal funds sold	247	57
Total interest income	17,178	13,959
Interest expense
Deposits	2,738	1,249
Borrowings	398	1,103
Total interest expense	3,136	2,352
Net interest income	14,042	11,607
Provision for loan losses	500	500
Net interest income after provision for loan losses	13,542	11,107
Noninterest income
Mortgage banking income	1,328	1,057
Service fees on deposit accounts	257	278
ATM and debit card income	334	263
Income from bank owned life insurance	220	183
Other income	281	270
Total noninterest income	2,420	2,051
Noninterest expenses
Compensation and benefits	5,843	5,273
Occupancy	1,137	967
Outside service and data processing costs	736	745
Insurance	313	289
Professional fees	476	313
Marketing	209	210
Other	491	563
Total noninterest expenses	9,205	8,360
Income before income tax expense	6,757	4,798
Income tax expense	1,543	1,686
Net income available to common shareholders	$5,214	3,112
Earnings per common share
Basic	$0.71	0.48
Diluted	0.67	0.46
Weighted average common shares outstanding
Basic	7,336,839	6,437,231
Diluted	7,726,885	6,829,590

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2018	2017
Net income	$5,214	3,112
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(918)	238
Tax (expense) benefit	192	(81)
Other comprehensive income (loss)	(726)	157
Comprehensive income	$4,488	3,269

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

(dollars in thousands, except share data)
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	stock	capital	loss	earnings	Total
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	3,112	3,112
Proceeds from exercise of stock options	13,250	-	-	-	-	112	-	-	112
Issuance of restricted stock	3,125	-	-	-	(146)	146	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	77	-	-	-	77
Compensation expense related to stock options, net of tax	-	-	-	-	-	236	-	-	236
Other comprehensive income	-	-	-	-	-	-	157	-	157
March 31, 2017	6,480,164	$65	-	$-	$(669)	$73,865	$(347)	$40,652	$113,566
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	5,214	5,214
Proceeds from exercise of stock options	24,365	1	-	-	-	227	-	-	228
Issuance of restricted stock	9,500	-	-	-	(409)	409	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	69	-	-	-	69
Compensation expense related to stock options, net of tax	-	-	-	-	-	268	-	-	268
Other comprehensive loss	-	-	-	-	-	-	(726)	-	(726)
March 31, 2018	7,381,716	$74	-	$-	$(842)	$100,890	$(1,182)	$55,799	$154,739

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March
		31,
(dollars in thousands)	2018	2017
Operating activities
Net income	$5,214	$3,112
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	500	500
Depreciation and other amortization	401	309
Accretion and amortization of securities discounts and premium, net	116	132
Loss on sale of investment securities available for sale	1	-
Gain on sale of fixed assets	(8)	-
Compensation expense related to stock options and restricted stock grants	337	313
Gain on sale of loans held for sale	(941)	(1,001)
Loans originated and held for sale	(49,194)	(36,570)
Proceeds from sale of loans held for sale	51,040	37,920
Increase in cash surrender value of bank owned life insurance	(220)	(183)
(Increase) decrease in deferred tax asset	(1)	1,714
Decrease in other assets, net	365	87
Increase (decrease) in other liabilities	(1,179)	713
Net cash provided by operating activities	6,431	7,046
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(72,483)	(55,134)
Purchase of property and equipment	(498)	(1,937)
Purchase of investment securities:
Other	(2,595)	(1,386)
Payments and maturities, calls and repayments of investment securities:
Available for sale	2,221	1,751
Other	4,001	1,605
Proceeds from sale of investment securities available for sale	5,841	-
Net cash used for investing activities	(63,513)	(55,101)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	139,400	120,123
Increase (decrease) in Federal Home Loan Bank advances and other borrowings, net	(38,600)	2,500
Proceeds from the exercise of stock options and warrants	228	112
Net cash provided by financing activities	101,028	122,735
Net increase in cash and cash equivalents	43,946	74,680
Cash and cash equivalents at beginning of the period	92,165	46,552
Cash and cash equivalents at end of the period	$136,111	$121,232
Supplemental information
Cash paid for
Interest	$3,190	$2,339
Income taxes	-	-
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(726)	157

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 28, 2018. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Business Segments
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

Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Our accounting policies will not change materially since the principles of revenue recognition from the Accounting Standards Update are largely consistent with existing guidance and current practices applied by our business. The following is a discussion of revenues within the scope of the new guidance:

●	Service fees on deposit accounts - The Company earns fees from its deposit clients for various services transaction-based, account maintenance, and overdraft or non-sufficient funds (“NSF”) services. Transaction-based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client's request. Account maintenance fees, which relate primarily to monthly maintenance and account management, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft and NSF fees are recognized at the point in time that the overdraft occurs or the NSF item is presented. Service charges on deposits are withdrawn from the client's account balance.

●	ATM and debit card income - The Company earns interchange fees from debit cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Income Taxes
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. Authoritative guidance and interpretation by regulatory bodies is ongoing, and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate ownded, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 7 – Fair Value Accounting for further information regarding the valuation of these loans.

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

Newly Issued, But Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU. At March 31, 2018, the Company had contractual future minimum lease commitments of approximately $13.5 million, before considering renewal options that are generally present.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU. We are evaluating the impact of the ASU on our consolidated financial statements. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2018
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$7,743	1	214	7,530
SBA securities	3,925	-	100	3,825
State and political subdivisions	6,388	54	94	6,348
Mortgage-backed securities
FHLMC	8,771	-	295	8,476
FNMA	27,798	2	702	27,098
GNMA	5,377	1	149	5,229
Total mortgage-backed securities	41,946	3	1,146	40,803
Total investment securities available for sale	$60,002	58	1,554	58,506

	December 31, 2017
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,749	1	97	8,653
SBA securities	4,087	-	24	4,063
State and political subdivisions	11,242	179	25	11,396
Mortgage-backed securities
FHLMC	9,102	-	149	8,953
FNMA	29,383	3	386	29,000
GNMA	5,618	2	82	5,538
Total mortgage-backed securities	44,103	5	617	43,491
Total	$68,181	185	763	67,603

During the first three months of 2018, the Company sold $5.8 million of investment securities, resulting in a loss on sale of $1,000. During the first three months of 2017, there were no investment securities either sold or called.

Contractual maturities and yields on the Company’s investment securities at March 31, 2018 and December 31, 2017 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,655	2.12%	4,875	2.48%	-	-	7,530	2.35%
SBA securities	-	-	-	-	-	-	3,825	2.53%	3,825	2.53%
State and political subdivisions	-	-	521	2.14%	4,523	3.11%	1,304	2.63%	6,348	2.93%
Mortgage-backed securities	282	0.52%	795	1.81%	11,587	1.87%	28,139	2.17%	40,803	2.06%
Total	$282	0.52%	3,971	2.06%	20,985	2.28%	33,268	2.23%	58,506	2.22%

	December 31, 2017
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$995	1.15%	1,503	2.04%	6,155	2.40%	-	-	8,653	2.20%
SBA securities	-	-	-	-	-	-	4,063	2.45%	4,063	2.45%
State and political subdivisions	-	-	1,163	1.96%	7,162	2.84%	3,071	2.76%	11,396	2.73%
Mortgage-backed securities	432	0.99%	-	-	11,328	1.84%	31,731	2.06%	43,491	1.99%
Total	$1,427	1.10%	2,666	1.59%	24,645	2.27%	38,865	2.15%	67,603	2.17%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$4,121	$85	3	$2,908	$129	8	$7,029	$214
SBA securities	1	2,781	84	1	1,044	16	2	3,825	100
State and political subdivisions	6	2,618	57	2	769	37	8	3,387	94
Mortgage-backed securities
FHLMC	3	2,740	75	7	5,736	220	10	8,476	295
FNMA	11	13,412	314	13	13,639	388	24	27,051	702
GNMA	3	4,393	92	1	816	57	4	5,209	149
Total	29	$30,065	$707	27	$24,912	$847	56	$54,977	$1,554

	December 31, 2017
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$4,184	$22	4	$3,968	$75	9	$8,152	$97
SBA securities	1	2,936	13	1	1,127	11	2	4,063	24
State and political subdivisions	3	1,214	9	2	792	16	5	2,006	25
Mortgage-backed securities
FHLMC	3	2,897	26	7	6,056	123	10	8,953	149
FNMA	11	14,345	135	13	14,597	251	24	28,942	386
GNMA	2	2,270	40	1	971	42	3	3,241	82
Total	25	$27,846	$245	28	$27,511	$518	53	$55,357	$763

At March 31, 2018, the Company had 29 individual investments with a fair market value of $30.1 million that were in an unrealized loss position for less than 12 months and 27 individual investments with a fair market value of $24.9 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank stock	$2,524	3,754
Investment in Trust Preferred securities	403	403
Other investments	129	305
Total other investments	$3,056	4,462

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2018 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2018 and December 31, 2017, $4.1 million and $7.7 million, respectively, of securities were pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2018, mortgage loans held for sale totaled $10.9 million compared to $11.8 million at December 31, 2017.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.5 million as of March 31, 2018 and $2.3 million as of December 31, 2017.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$339,444	23.3%	$316,818	22.8%
Non-owner occupied RE	339,231	23.2%	312,798	22.6%
Construction	56,210	3.8%	51,179	3.7%
Business	234,820	16.1%	226,158	16.3%
Total commercial loans	969,705	66.4%	906,953	65.4%
Consumer
Real estate	275,731	18.9%	273,050	19.7%
Home equity	155,507	10.7%	156,141	11.3%
Construction	35,017	2.4%	28,351	2.0%
Other	23,422	1.6%	22,575	1.6%
Total consumer loans	489,677	33.6%	480,117	34.6%
Total gross loans, net of deferred fees	1,459,382	100.0%	1,387,070	100.0%
Less—allowance for loan losses	(15,852)		(15,523)
Total loans, net	$1,443,530		$1,371,547

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

	March 31, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$23,682	177,441	138,321	339,444
Non-owner occupied RE	39,636	178,214	121,381	339,231
Construction	13,785	20,700	21,725	56,210
Business	67,252	119,869	47,699	234,820
Total commercial loans	144,355	496,224	329,126	969,705
Consumer
Real estate	30,218	62,393	183,120	275,731
Home equity	11,775	27,386	116,346	155,507
Construction	19,720	868	14,429	35,017
Other	7,941	10,660	4,821	23,422
Total consumer loans	69,654	101,307	318,716	489,677
Total gross loans, net of deferred fees	$214,009	597,531	647,842	1,459,382
Loans maturing after one year with:
Fixed interest rates				$942,192
Floating interest rates				303,181

	December 31, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$24,171	167,425	125,222	316,818
Non-owner occupied RE	39,519	165,764	107,515	312,798
Construction	13,086	12,796	25,297	51,179
Business	73,588	107,584	44,986	226,158
Total commercial loans	150,364	453,569	303,020	906,953
Consumer
Real estate	30,172	61,809	181,069	273,050
Home equity	13,331	25,807	117,003	156,141
Construction	14,943	1,737	11,671	28,351
Other	7,203	11,371	4,001	22,575
Total consumer	65,649	100,724	313,744	480,117
Total gross loan, net of deferred fees	$216,013	554,293	616,764	1,387,070
Loans maturing after one year with :
Fixed interest rates				$875,991
Floating interest rates				295,066

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	March 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$335,912	335,321	56,210	227,672	955,115
Special mention	540	53	-	3,878	4,471
Substandard	2,992	3,857	-	3,270	10,119
Doubtful	-	-	-	-	-
	$339,444	339,231	56,210	234,820	969,705

	December 31, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$312,628	306,965	51,179	215,729	886,501
Special mention	1,770	2,082	-	5,540	9,392
Substandard	2,420	3,751	-	4,889	11,060
Doubtful	-	-	-	-	-
	$316,818	312,798	51,179	226,158	906,953

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$338,915	339,038	56,210	234,386	968,549
30-59 days past due	529	-	-	332	861
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	193	-	102	295
	$339,444	339,231	56,210	234,820	969,705

				December 31, 2017
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$316,818	312,477	51,179	224,861	905,335
30-59 days past due	-	129	-	416	545
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	192	-	881	1,073
	$316,818	312,798	51,179	226,158	906,953

As of March 31, 2018 and December 31, 2017, loans 30 days or more past due represented 0.30% and 0.34% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.08% and 0.12% of the Company’s total loan portfolio as of March 31, 2018 and December 31, 2017, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

				March 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$271,915	151,586	35,017	23,172	481,690
Special mention	440	619	-	184	1,243
Substandard	3,376	3,302	-	66	6,744
Doubtful	-	-	-	-	-
	$275,731	155,507	35,017	23,422	489,677

	December 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$269,422	152,545	28,351	22,367	472,685
Special mention	715	1,025	-	88	1,828
Substandard	2,913	2,571	-	120	5,604
Doubtful	-	-	-	-	-
	$273,050	156,141	28,351	22,575	480,117

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$274,302	153,827	35,017	23,317	486,463
30-59 days past due	1,304	829	-	105	2,238
60-89 days past due	125	-	-	-	125
Greater than 90 Days	-	851	-	-	851
	$275,731	155,507	35,017	23,422	489,677

				December 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$271,284	154,821	28,351	22,506	476,962
30-59 days past due	681	325	-	69	1,075
60-89 days past due	131	995	-	-	1,126
Greater than 90 Days	954	-	-	-	954
	$273,050	156,141	28,351	22,575	480,117

As of March 31, 2018 and December 31, 2017, consumer loans 30 days or more past due were 0.22% and 0.23% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,525	1,581
Construction	-	-
Business	102	910
Consumer
Real estate	1,091	992
Home equity	1,730	1,144
Construction	-	-
Other	-	1
Nonaccruing troubled debt restructurings	2,826	2,673
Total nonaccrual loans, including nonaccruing TDRs	7,274	7,301
Other real estate owned	242	242
Total nonperforming assets	$7,516	7,543
Nonperforming assets as a percentage of:
Total assets	0.43%	0.46%
Gross loans	0.52%	0.54%
Total loans over 90 days past due	1,146	2,027
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$5,648	5,145

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

		March 31, 2018
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,276	2,227	1,798	180
Non-owner occupied RE	6,893	3,717	2,119	729
Construction	-	-	-	-
Business	2,580	1,863	1,863	943
Total commercial	11,749	7,807	5,780	1,852
Consumer
Real estate	2,846	2,795	2,128	1,285
Home equity	2,751	2,154	1,275	566
Construction	-	-	-	-
Other	166	166	166	20
Total consumer	5,763	5,115	3,569	1,871
Total	$17,512	12,922	9,349	3,723

			December 31, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,281	2,235	464	179
Non-owner occupied RE	6,827	3,665	2,646	750
Construction	-	-	-	-
Business	3,735	2,764	1,993	1,061
Total commercial	12,843	8,664	5,103	1,990
Consumer
Real estate	2,062	2,037	2,037	1,379
Home equity	2,010	1,575	680	286
Construction	-	-	-	-
Other	171	170	170	22
Total consumer	4,243	3,782	2,887	1,687
Total	$17,086	12,446	7,990	3,677

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended		Year ended
	March 31, 2018		March 31, 2017		December 31, 2017
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,231	17	2,232	28	2,255	104
Non-owner occupied RE	3,758	50	3,927	29	4,144	199
Construction	-	-	-	-	-	-
Business	1,886	21	3,675	40	2,823	162
Total commercial	7,875	88	9,834	97	9,222	465
Consumer
Real estate	2,814	41	1,836	16	2,047	69
Home equity	2,203	28	256	1	1,576	97
Construction	-	-	-	-	-	-
Other	168	1	182	-	174	6
Total consumer	5,185	70	2,274	17	3,797	172
Total	$13,060	158	12,108	114	13,019	637

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended March 31, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,534	3,230	325	3,848	3,495	1,600	210	281	15,523
Provision for loan losses	146	135	90	(294)	(105)	451	46	31	500
Loan charge-offs	-	-	-	(119)	-	(140)	-	(34)	(293)
Loan recoveries	-	1	-	118	1	-	-	2	122
Net loan charge-offs	-	1	-	(1)	1	(140)	-	(32)	(171)
Balance, end of period	$2,680	3,366	415	3,553	3,391	1,911	256	280	15,852
Net charge-offs to average loans (annualized)									0.05%
Allowance for loan losses to gross loans									1.09%
Allowance for loan losses to nonperforming loans									217.92%

	Three months ended March 31, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,843	2,778	295	4,123	2,780	1,475	252	309	14,855
Provision for loan losses	209	369	39	(321)	(40)	143	37	64	500
Loan charge-offs	-	(181)	-	(9)	-	-	-	-	(190)
Loan recoveries	-	1	-	30	90	1	-	-	122
Net loan charge-offs	-	(180)	-	21	90	1	-	-	(68)
Balance, end of period	$3,052	2,967	334	3,823	2,830	1,619	289	373	15,287
Net charge-offs to average loans (annualized)									0.02%
Allowance for loan losses to gross loans									1.25%
Allowance for loan losses to nonperforming loans									247.43%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	March 31, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,852	1,871	3,723	7,807	5,115	12,922
Collectively evaluated	8,162	3,967	12,129	961,898	484,562	1,446,460
Total	$10,014	5,838	15,852	969,705	489,677	1,459,382

	December 31, 2017
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,990	1,687	3,677	8,664	3,782	12,446
Collectively evaluated	7,947	3,899	11,846	898,289	476,335	1,374,624
Total	$9,937	5,586	15,523	906,953	480,117	1,387,070

NOTE 5 – Troubled Debt Restructurings

At March 31, 2018, the Company had 22 loans totaling $8.5 million which were considered as TDRs compared to 21 loans totaling $7.8 million at December 31, 2017 which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification.

For the three months ended March 31, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Real estate	2	-	-	-	2	$549	$669
Total loans	2	-	-	-	2	$549	$669

For the three months ended March 31, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$149	$149
Total loans	1	-	-	-	1	$149	$149

As of March 31, 2018, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date. There was one such loan as of March 31, 2017 with a recorded investment of $187,000.

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2018 and December 31, 2017.

	March 31, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$25,139	Other assets	$384
MBS forward sales commitments	19,000	Other liabilities	(88)
Total derivative financial instruments	$44,139		$296

	December 31, 2017
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$15,430	Other assets	$196
MBS forward sales commitments	10,750	Other liabilities	(28)
Total derivative financial instruments	$26,180		$168

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 13 of the Company’s 2017 Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	7,530	-	7,530
SBA securities	-	3,825	-	3,825
State and political subdivisions	-	6,348	-	6,348
Mortgage-backed securities	-	40,803	-	40,803
Mortgage loans held for sale	-	10,885	-	10,885
Mortgage loan interest rate lock commitments	-	384	-	384
Total assets measured at fair value on a recurring basis	$-	69,775	-	69,775

Liabilities
MBS forward sales commitments	$-	88	-	88
Total liabilities measured at fair value on a recurring basis	$-	88	-	88

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,653	-	8,653
SBA securities	-	4,063	-	4,063
State and political subdivisions	-	11,396	-	11,396
Mortgage-backed securities	-	43,491	-	43,491
Mortgage loans held for sale	-	11,790	-	11,790
Mortgage loan interest rate lock commitments	-	196	-	196
Total assets measured at fair value on a recurring basis	$-	79,589	-	79,589

Liabilities
MBS forward sales commitments	$-	28	-	28
Total liabilities measured at fair value on a recurring basis	$-	28	-	28

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,083	7,116	9,199
Other real estate owned	-	148	94	242
Total assets measured at fair value on a nonrecurring basis	$-	2,231	7,210	9,441

	As of December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,685	6,084	8,769
Other real estate owned	-	148	94	242
Total assets measured at fair value on a nonrecurring basis	$-	2,833	6,178	9,011

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 7% - 10% of the appraised value. For non-real estate loans, fair value of the of the impaired loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

Other Real Estate Owned (“OREO”)
OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2). At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of real estate owned activity. The unobservable inputs may vary depending on the individual assets and valuation approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 7% to 10% of the appraised value. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,056	3,056	-	-	3,056
Loans[1]	1,446,460	1,431,556	-	-	1,431,556
Financial Liabilities:
Deposits	1,520,523	1,388,405	-	1,388,405	-
FHLB and other borrowings	28,600	28,839	-	28,839	-
Junior subordinated debentures	13,403	14,029	-	14,029	-

	December 31, 2017
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,462	4,462	-	-	4,462
Loans[1]	1,374,624	1,375,761	-	-	1,375,761
Financial Liabilities:
Deposits	1,381,123	1,269,462	-	1,269,462	-
FHLB and other borrowings	67,200	67,890	-	67,890	-
Junior subordinated debentures	13,403	13,166	-	13,166	-
[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2018 and 2017. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2018. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2018 and 2017, there were 166,172 and 94,070 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended
	March 31,
(dollars in thousands, except share data)	2018	2017
Numerator:
Net income available to common shareholders	$5,214	3,112
Denominator:
Weighted-average common shares outstanding – basic	7,336,839	6,437,231
Common stock equivalents	390,046	392,359
Weighted-average common shares outstanding – diluted	7,726,885	6,829,590
Earnings per common share:
Basic	$0.71	0.48
Diluted	$0.67	0.46

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	March 31, 2018					March 31, 2017
(dollars in thousands)	Commercial					Commercial
	and Retail	Mortgage				and Retail	Mortgage
	Banking	Banking	Corporate	Eliminations	Consolidated	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$17,078	100	2	(2)	17,178	13,893	66	2	(2)	13,959
Interest expense	3,019	-	119	(2)	3,136	2,223	-	131	(2)	2,352
Net interest income (loss)	14,059	100	(117)	-	14,042	11,670	66	(129)	-	11,607
Provision for loan losses	500	-	-	-	500	500	-	-	-	500
Noninterest income	1,092	1,328	-	-	2,420	994	1,057	-	-	2,051
Noninterest expense	8,181	964	60	-	9,205	7,446	848	66	-	8,360
Net income (loss) before taxes	6,470	464	(177)	-	6,757	44,718	275	(195)	-	4,798
Income tax provision (benefit)	1,483	97	(37)	-	1,543	1,653	102	(69)	-	1,686
Net income (loss)	$4,987	367	(140)	-	5,214	3,065	173	(126)	-	3,112
Total assets	$1,720,017	8,814	168,137	(167,669)	1,729,299	1,459,695	7,808	136,996	(136,561)	1,467,938

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017 and assesses our financial condition as of March 31, 2018 as compared to December 31, 2017. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

Cautionary Warning Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	The success and costs of our expansion into the Greensboro, North Carolina, Raleigh, North Carolina and Atlanta, Georgia markets;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Increased cybersecurity risk, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

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

●

Other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At March 31, 2018, we had total assets of $1.7 billion, a 6.4% increase from total assets of $1.6 billion at December 31, 2017. The largest components of our total assets are loans, cash and cash equivalents and securities which were $1.5 billion, $136.1 million and $61.6 million, respectively, at March 31, 2018. Comparatively, our loans, cash and cash equivalents and securities totaled $1.4 billion, $92.2 million and $72.1 million, respectively, at December 31, 2017. Our liabilities and shareholders’ equity at March 31, 2018 totaled $1.6 billion and $154.7 million, respectively, compared to liabilities of $1.5 billion and shareholders’ equity of $149.7 million at December 31, 2017. The principal component of our liabilities is deposits which were $1.5 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively.

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

Our net income to common shareholders was $5.2 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $2.1 million, or 67.5%. Diluted earnings per share (“EPS”) was $0.67 for the first quarter of 2018 as compared to $0.46 for the same period in 2017. The increase in net income resulted primarily from increases in net interest income and noninterest income and partially offset due to an increase in noninterest expense. In addition, as a result of the Tax Act which was passed in December 2017, our effective tax rate declined from 35.1% for the first quarter of 2017 to 22.8% for the first quarter of 2018.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $14.0 million for the three month period ended March 31, 2018, a 21.0% increase over net interest income of $11.6 million for the same period in 2017. In comparison, our average earning assets increased 19.7%, or $259.0 million, during the first quarter of 2018 compared to the first quarter of 2017, while our interest-bearing liabilities increased by $182.2 million, or 17.9%, during the same period. The increase in average earning assets is primarily related to an increase in average loans and average federal funds sold, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits, partially offset by a decrease in FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2018 and 2017. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$61,743	$247	1.62%	$29,514	$57	0.78%
Investment securities, taxable	58,029	312	2.18%	50,168	255	2.06%
Investment securities, nontaxable(2)	7,046	73	4.19%	19,614	195	4.04%
Loans(3)	1,444,343	16,563	4.65%	1,212,820	13,526	4.52%
Total interest-earning assets	1,571,161	17,195	4.44%	1,312,116	14,033	4.34%
Noninterest-earning assets	74,685			65,246
Total assets	$1,645,846			$1,377,362
Interest-bearing liabilities
NOW accounts	$238,690	91	0.15%	$219,743	98	0.18%
Savings & money market	595,374	1,577	1.07%	387,213	552	0.58%
Time deposits	315,344	1,070	1.38%	272,214	599	0.89%
Total interest-bearing deposits	1,149,408	2,738	0.97%	879,170	1,249	0.58%
FHLB advances and other borrowings	35,287	283	3.25%	123,345	999	3.28%
Junior subordinated debentures	13,403	115	3.48%	13,403	104	3.15%
Total interest-bearing liabilities	1,198,098	3,136	1.06%	1,015,918	2,352	0.94%
Noninterest-bearing liabilities	295,374			249,478
Shareholders’ equity	152,374			111,966
Total liabilities and shareholders’ equity	$1,645,846			$1,377,362
Net interest spread			3.38%			3.40%
Net interest income (tax equivalent) / margin		$14,059	3.63%		$11,681	3.61%
Less: tax-equivalent adjustment(2)		17			74
Net interest income		$14,042			$11,607
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.63% for the three months ended March 31, 2018 compared to 3.61% for the first quarter of 2017. The two basis point increase in net interest margin was driven by the increase in yield on our interest-earning assets partially offset by the increased rate on our interest-bearing liabilities compared to the prior year. Our average interest-earning assets grew by $259.0 million during the first three months of 2018 as compared to the same period in 2017, while the average yield on these assets increased by 10 basis points. In addition, our average interest-bearing liabilities grew by $182.2 million during the 2018 period while the rate on these liabilities increased 12 basis points to 1.06% for the three months ended March 31, 2018.

The $259.0 million increase in average interest-earning assets for the three months ended March 31, 2018 as compared to the same quarter in 2017, primarily related to a $231.5 million increase in our average loan balances and a $32.2 million increase in average federal funds sold during the 2018 period. The 10 basis point increase in yield on these assets was driven by a 13 basis point increase in our loan yield. The higher yield on our loan portfolio was due to loans being originated or renewed at market rates which are higher than those in the past.

In addition, our average interest-bearing liabilities increased by $182.2 million during the first quarter of 2018 as compared to the first quarter of 2017, while the cost of our interest-bearing liabilities increased by 12 basis points during the same period. The increased rate during the 2018 period resulted primarily from a $270.2 million increase in our interest-bearing deposits at an average rate of 0.97% which is 39 basis points higher than the average rate in the first quarter of 2017.

Our net interest spread was 3.38% for the three months ended March 31, 2018 compared to 3.40% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 10 basis point increase in yield on our interest-earning assets and the 12 basis point increase in rate on our interest-bearing liabilities, resulted in a two basis point decrease in our net interest spread for the 2018 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the possibility of additional Federal Reserve interest rate increases and a competitive rate environment.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2018 vs. 2017				March 31, 2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,582	382	73	3,037	$1,930	(169)	(30)	1,731
Investment securities	(25)	18	(1)	(8)	(101)	(15)	3	(113)
Federal funds sold	62	61	67	190	2	9	1	12
Total interest income	2,619	461	139	3,219	1,831	(175)	(26)	1,630
Interest expense
Deposits	404	820	265	1,489	143	103	15	261
FHLB advances and other borrowings	(714)	(9)	7	(716)	58	1	-	59
Junior subordinated debt	-	11	-	11	-	10	-	10
Total interest expense	(310)	822	272	784	201	114	15	330
Net interest income	$2,929	(361)	(133)	2,435	$1,630	(289)	(41)	1,300

Net interest income, the largest component of our income, was $14.0 million for the three-month period ended March 31, 2018 and $11.6 million for the three months ended March 31, 2017, a $2.4 million, or 21.0%, increase during the first quarter of 2018. The increase in net interest income is due to a $3.2 million increase in interest income, partially offset by a $784,000 increase in interest expense. During the first quarter of 2018, the primary driver of the increase in net interest income was the $259.0 million increase in our average interest-earning assets as compared to the first quarter of 2017.

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

For each of the three months ended March 31, 2018 and 2017, we incurred a noncash expense related to the provision for loan losses of $500,000, which resulted in an allowance for loan losses of $15.9 million, or 1.09% of gross loans, for the 2018 period and an allowance for loan losses of $15.3 million, or 1.25% of gross loans, for the 2017 period. During the past 12 months, our loan balances increased by $240.7 million, while the percentage of our nonperforming loans and classified loans have declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
(dollars in thousands)	2018	2017
Mortgage banking income	$1,328	1,057
Service fees on deposit accounts	257	278
ATM and debit card income	334	263
Income from bank owned life insurance	220	183
Other income	281	270
Total noninterest income	$2,420	2,051

Noninterest income increased $369,000, or 18.0%, for the first quarter of 2018 as compared to the same period in 2017. The increase in total noninterest income during the 2018 period resulted primarily from the following:

●	Mortgage banking income increased by $271,000, or 25.6%, driven by higher mortgage origination volume during the first quarter of 2018.
●	ATM and debit card income increased by $71,000, or 27.1%, driven by an increase in transaction volume.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
(dollars in thousands)	2018	2017
Compensation and benefits	$5,843	5,273
Occupancy	1,137	967
Outside service and data processing	736	745
Insurance	313	289
Professional fees	476	313
Marketing	209	210
Other	491	563
Total noninterest expense	$9,205	8,360

Noninterest expense was $9.2 million for the three months ended March 31, 2018, an $845,000, or 10.1%, increase from noninterest expense of $8.4 million for the three months ended March 31, 2017. Significant fluctuations in noninterest expenses resulted from the following:

●

Compensation and benefits expense increased $570,000, or 10.8%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $538,000 driven by the cost of 27 additional employees, four of which were hired in conjunction with the opening of our new office in Atlanta, Georgia; five of which were hired as additional team leaders or mortgage executives in our existing markets; and the remainder being hired to support loan, deposit and corporate growth. Incentive compensation increased by $30,000 and benefits expense increased by $18,000 during the 2018 period. The increase in incentive compensation related to the additional number of employees at March 31, 2018 while the increase in benefits expenses was driven by an increase in payroll taxes and partially offset by a decrease in group insurance costs for the 2018 period.

●

Occupancy expenses increased by $170,000, or 17.6%, driven by increased rent expense as well as additional insurance, depreciation and other maintenance expenses due to our new properties in Charleston, South Carolina and Raleigh, North Carolina.

●	Professional fees increased by $163,000, or 52.1%, due to increased loan appraisal and legal costs as well as professional service fees related to our mortgage operations.

Partially offsetting the increases in noninterest expense was a decrease in other expenses of $72,000, or 12.8%, due primarily to fewer deposit account losses, real estate owned expenses and collection expenses paid in the 2018 period.

Our efficiency ratio was 55.9% for the first quarter of 2018 compared to 61.2% for the same period in 2017. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2018 period relates primarily to the increase in interest and noninterest income partially offset with the increase in noninterest expenses compared to the prior year.

We incurred income tax expense of $1.5 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 22.8% and 35.1% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 period is a result of The Tax Act which was passed in December 2017.

Balance Sheet Review

Investment Securities
At March 31, 2018, the $61.6 million in our investment securities portfolio represented approximately 3.6% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $58.5 million and an amortized cost of $60.0 million resulting in an unrealized loss of $1.5 million. At December 31, 2017, the $72.1 million in our investment securities portfolio represented approximately 4.4% of our total assets. At December 31, 2017, we held investment securities available for sale with a fair value of $67.6 million and an amortized cost of $68.2 million for an unrealized loss of $578,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2018 and 2017 were $1.4 billion and $1.2 billion, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2018 and December 31, 2017 were $1.5 billion and $1.4 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2018, our loan portfolio included $1.2 billion, or 82.3%, of real estate loans. As of December 31, 2017, real estate loans made up 82.1% of our loan portfolio and totaled $1.1 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long-term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $155.5 million as of March 31, 2018, of which approximately 42% were in a first lien position, while the remaining balance was second liens, compared to $156.1 million as of December 31, 2017, with approximately 40% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $88,000 and a loan to value of 71% as of March 31, 2018, compared to an average loan balance of $89,000 and a loan to value of approximately 71% as of December 31, 2017. Further, 1.1% and 0.8% of our total home equity lines of credit were over 30 days past due as of March 31, 2018 and December 31, 2017, respectively.

Following is a summary of our loan composition at March 31, 2018 and December 31, 2017. During the first three months of 2018, our loan portfolio increased by $72.3 million, or 5.2%. Our commercial and consumer loan portfolios each experienced growth during the three months ended March 31, 2018 with a 6.9% increase in commercial loans and a 2.0% increase in consumer loans during the period. Of the $72.3 million in loan growth during the first three months of 2018, $62.8 million of the increase was in loans secured by real estate, $8.7 million in commercial business loans, and $0.8 million in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $377,000, a term of ten years, and an average rate of 4.31% as of March 31, 2018, compared to $375,000 a term of ten years, and an average rate of 4.30% as of December 31, 2017.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$339,444	23.3%	$316,818	22.8%
Non-owner occupied RE	339,231	23.2%	312,798	22.6%
Construction	56,210	3.8%	51,179	3.7%
Business	234,820	16.1%	226,158	16.3%
Total commercial loans	969,705	66.4%	906,953	65.4%

Consumer
Real estate	275,731	18.9%	273,050	19.7%
Home equity	155,507	10.7%	156,141	11.3%
Construction	35,017	2.4%	28,351	2.0%
Other	23,422	1.6%	22,575	1.6%
Total consumer loans	489,677	33.6%	480,117	34.6%
Total gross loans, net of deferred fees	1,459,382	100.0%	1,387,070	100.0%
Less—allowance for loan losses	(15,852)		(15,523)
Total loans, net	$1,443,530		$1,371,547

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2018 and December 31, 2017, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial	$1,627	2,491
Consumer	2,821	2,137
Nonaccruing troubled debt restructurings	2,826	2,673
Total nonaccrual loans	7,274	7,301
Other real estate owned	242	242
Total nonperforming assets	$7,516	7,543

At March 31, 2018, nonperforming assets were $7.5 million, or 0.43% of total assets and 0.52% of gross loans. Comparatively, nonperforming assets were $7.5 million, or 0.46% of total assets and 0.54% of gross loans at December 31, 2017. Nonaccrual loans were $7.3 million at March 31, 2018, a slight decrease from December 31, 2017. During the first three months of 2018, two loans were put on nonaccrual status and three nonaccrual loans were either paid off or returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first three months of 2018 and 2017 was approximately $72,000 and $112,000, respectively.

Nonperforming assets include other real estate owned which totaled $242,000 at March 31, 2018 and December 31, 2017. The balance at March 31, 2018 includes three commercial properties totaling $242,000. All of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of March 31, 2018.

At March 31, 2018 and 2017, the allowance for loan losses represented 217.9% and 247.4% of the total amount of nonperforming loans, respectively. A significant portion, or 95%, of nonperforming loans at March 31, 2018 is secured by real estate. Our nonperforming loans have been written down to approximately 62% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $15.9 million as of March 31, 2018 to be adequate.

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

In addition, at March 31, 2018, 82.3% of our loans are collateralized by real estate and 87% of our impaired loans are secured by real estate. The Company utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Company to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2018, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2018, impaired loans totaled $12.9 million for which $9.3 million of these loans have a reserve of approximately $3.7 million allocated in the allowance. During the first three months of 2018, the average recorded investment in impaired loans was approximately $13.1 million. Comparatively, impaired loans totaled $12.4 million at December 31, 2017, and $8.0 million of these loans had a reserve of approximately $3.7 million allocated in the allowance. During 2017, the average recorded investment in impaired loans was approximately $13.0 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2018, we determined that we had loans totaling $8.5 million that we considered TDRs. As of December 31, 2017, we had loans totaling $7.8 million, that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $15.9 million and $15.3 million at March 31, 2018 and 2017, respectively, or 1.09% of outstanding loans at March 31, 2018 and 1.25% of outstanding loans at March 31, 2017. At December 31, 2017, our allowance for loan losses was $15.5 million, or 1.12% of outstanding loans, and we had net loans charged-off of $1.3 million for the year ended December 31, 2017.

During the three months ended March 31, 2018, we charged-off $293,000 of loans and recorded $122,000 of recoveries on loans previously charged-off, for net charge-offs of $171,000, or 0.05% of average loans, annualized. Comparatively, we charged-off $190,000 of loans and recorded $122,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $68,000, or 0.02% of average loans, annualized, for the first three months of 2017.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended
	March 31,		Year ended
(dollars in thousands)	2018	2017	December 31, 2017
Balance, beginning of period	$15,523	14,855	14,855
Provision	500	500	2,000
Loan charge-offs	(293)	(190)	(1,638)
Loan recoveries	122	122	306
Net loan charge-offs	(171)	(68)	(1,332)
Balance, end of period	$15,852	15,287	15,523

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

Our retail deposits represented $1.5 billion, or 96.1% of total deposits at March 31, 2018, while our out-of-market, or brokered, deposits represented $59.8 million, or 3.9% of our total deposits at March 31, 2018. At December 31, 2017, retail deposits represented $1.4 billion, or 98.0% of our total deposits, and brokered CDs were $28.1 million, representing 2.0% of our total deposits. Our loan-to-deposit ratio was 96% at March 31, 2018 and 100% at December 31, 2017.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Non-interest bearing	$297,892	295,680
Interest bearing:
NOW accounts	243,418	229,945
Money market accounts	642,333	545,029
Savings	15,952	16,298
Time, less than $100,000	56,778	55,461
Time and out-of-market deposits, $100,000 and over	264,150	238,710
Total deposits	$1,520,523	1,381,123

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.3 billion and $1.2 billion at March 31, 2018, and December 31, 2017, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended
	March 31,
		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$282,559	-%	$239,873	-%
Interest bearing demand deposits	238,690	0.15%	219,743	0.18%
Money market accounts	579,088	1.10%	371,985	0.60%
Savings accounts	16,286	0.06%	15,228	0.05%
Time deposits less than $100,000	56,425	1.14%	48,013	0.68%
Time deposits greater than $100,000	258,919	1.43%	224,201	0.94%
Total deposits	$1,431,967	0.77%	$1,119,043	0.45%

During the three months ended March 31, 2018, our average transaction account balances increased by $269.8 million, or 31.9%, from the three months ended March 31, 2017, while our average time deposit balances increased by $43.1 million, or 15.8%, during the same twelve-month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2018 was as follows:

(dollars in thousands)	March 31, 2018
Three months or less	$42,903
Over three through six months	52,423
Over six through twelve months	85,897
Over twelve months	82,927
Total	$264,150

Included in time deposits of $100,000 or more at March 31, 2018 is $39.8 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.68%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2018 and December 31, 2017 were $182.6 million and $131.7 million, respectively.

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

At March 31, 2018 and December 31, 2017, cash and cash equivalents amounted to $136.1 million and $92.2 million, respectively, or 7.9% and 5.7% of total assets, respectively. Our investment securities at March 31, 2018 and December 31, 2017 amounted to $61.6 million and $72.1 million, respectively, or 3.6% and 4.4% of total assets, respectively. The increase in cash and cash equivalents is primarily attributable to our effort to increase the amount of on balance sheet liquidity. In addition, investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner; however, approximately 6.9% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at March 31, 2018.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2018 was $226.4 million, based on the Bank’s $2.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2018 and December 31, 2017 we had $235.9 million and $165.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2018. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $154.7 million at March 31, 2018 and $149.7 million at December 31, 2017. The $5.0 million increase from December 31, 2017 is primarily related to net income of $5.2 million during the first three months of 2018 as well as an increase of $565,000 from the exercise of stock options and partially offset by a $726,000 decrease in accumulated other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2018 and the year ended December 31, 2017. Since our inception, we have not paid cash dividends.

	March 31, 2018	December 31, 2017
Return on average assets	1.28%	0.87%
Return on average equity	13.88%	9.66%
Return on average common equity	13.88%	9.66%
Average equity to average assets ratio	9.26%	8.98%
Tangible common equity to assets ratio	8.95%	9.21%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. As of March 31, 2018, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	March 31, 2018
		Actual	For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$180,699	12.73%	113,591	8.00%	141,989	10.00%
Tier 1 Capital (to risk weighted assets)	164,847	11.61%	85,193	6.00%	113,591	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	164,847	11.61%	63,895	4.50%	92,293	6.50%
Tier 1 Capital (to average assets)	164,847	10.01%	65,872	4.00%	82,341	5.00%

	December 31, 2017
		Actual	For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$175,016	12.99%	$107,749	8.00%	$134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	March 31, 2018
		Actual	For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$184,773	13.01%	113,591	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	168,921	11.90%	85,193	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	155,921	10.98%	63,895	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	168,921	10.27%	65,814	4.00%	N/A	N/A

	December 31, 2017
		Actual	For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$178,665	13.27%	107,749	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	163,142	12.11%	80,812	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	150,142	11.15%	60,609	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	163,142	10.26%	63,573	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2018, unfunded commitments to extend credit were $355.5 million, of which $120.3 million was at fixed rates and $235.2 million was at variable rates. At December 31, 2017, unfunded commitments to extend credit were $310.6 million, of which approximately $85.2 million was at fixed rates and $225.4 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2018 and December 31, 2017, there were commitments under letters of credit for $6.2 million and $6.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	1.39%
Up 200 basis points	1.77%
Up 100 basis points	1.41%
Base	-
Down 100 basis points	(5.23)%
Down 200 basis points	(7.73)%
Down 300 basis points	(7.83)%

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2017, as filed in our Annual Report on Form 10-K.

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

ACCOUNTING, REPORTING, AND REGULATORY MATTERS

See Note 1 – Nature of Business and Basis of Presentation in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A RISK FACTORS.
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part 1, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 1, 2018	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr. Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2018	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.