Form 10-Q
period 2018-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2018-07-31
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,425,672 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 26, 2018.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2018 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,198	17,171
Federal funds sold	62,854	49,148
Interest-bearing deposits with banks	29,301	25,846
Total cash and cash equivalents	109,353	92,165
Investment securities:
Investment securities available for sale	70,067	67,603
Other investments	3,059	4,462
Total investment securities	73,126	72,065
Mortgage loans held for sale	8,075	11,790
Loans	1,533,447	1,387,070
Less allowance for loan losses	(16,100)	(15,523)
Loans, net	1,517,347	1,371,547
Bank owned life insurance	33,573	33,132
Property and equipment, net	32,720	32,234
Deferred income taxes	6,069	3,782
Other assets	7,521	7,910
Total assets	$1,787,784	1,624,625
LIABILITIES
Deposits	$1,567,982	1,381,123
Federal Home Loan Bank advances and other borrowings	28,600	67,200
Junior subordinated debentures	13,403	13,403
Other liabilities	16,943	13,213
Total liabilities	1,626,928	1,474,939
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,425,672 and 7,347,851 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	74	73
Nonvested restricted stock	(853)	(502)
Additional paid-in capital	101,691	99,986
Accumulated other comprehensive loss	(1,365)	(456)
Retained earnings	61,309	50,585
Total shareholders’ equity	160,856	149,686
Total liabilities and shareholders’ equity	$1,787,784	1,624,625

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2018	2017	2018	2017
Interest income
Loans	$17,591	14,280	34,154	27,806
Investment securities	430	390	798	766
Federal funds sold	514	261	761	318
Total interest income	18,535	14,931	35,713	28,890
Interest expense
Deposits	3,524	1,739	6,263	2,989
Borrowings	399	840	797	1,942
Total interest expense	3,923	2,579	7,060	4,931
Net interest income	14,612	12,352	28,653	23,959
Provision for loan losses	400	500	900	1,000
Net interest income after provision for loan losses	14,212	11,852	27,753	22,959
Noninterest income
Mortgage banking income	1,629	1,603	2,957	2,660
Service fees on deposit accounts	256	284	512	561
ATM and debit card income	371	290	705	552
Income from bank owned life insurance	220	183	441	366
Other income	295	202	577	475
Total noninterest income	2,771	2,562	5,192	4,614
Noninterest expenses
Compensation and benefits	6,365	5,524	12,208	10,798
Occupancy	1,276	1,033	2,413	1,999
Outside service and data processing costs	824	823	1,560	1,568
Insurance	297	297	610	587
Professional fees	457	382	933	695
Marketing	229	196	438	407
Other	531	507	1,022	1,069
Total noninterest expenses	9,979	8,762	19,184	17,123
Income before income tax expense	7,004	5,652	13,761	10,450
Income tax expense	1,494	2,048	3,037	3,734
Net income available to common shareholders	$5,510	3,604	10,724	6,716
Earnings per common share
Basic	$0.75	0.52	1.46	1.00
Diluted	$0.71	0.49	1.39	0.95
Weighted average common shares outstanding
Basic	7,370,709	6,986,948	7,353,867	6,713,608
Diluted	7,751,146	7,366,208	7,739,082	7,099,381

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$5,510	3,604	10,724	6,716
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(234)	258	(1,150)	496
Tax (expense) benefit	51	(89)	240	(170)
Unrealized holding gain (loss) arising during the period, pretax	-	(2)	1	(2)
Tax expense	-	-	-	-
Other comprehensive income (loss)	(183)	167	(909)	324
Comprehensive income	$5,327	3,771	9,815	7,040

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	6,716	6,716
Net issuance of common stock	805,000	-	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	42,267	8	-	-	-	416	-	-	416
Issuance of restricted stock	3,125	-	-	-	(146)	146	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	159	-	-	-	159
Compensation expense related to stock options, net of tax	-	-	-	-	-	491	-	-	491
Other comprehensive income	-	-	-	-	-	-	324	-	324
June 30, 2017	7,314,181	$73	-	$-	$(587)	$99,174	$(180)	$44,256	$142,736
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	10,724	10,724
Proceeds from exercise of stock options	66,321	1	-	-	-	637	-	-	638
Issuance of restricted stock	11,500	-	-	-	(501)	501	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	150	-	-	-	150
Compensation expense related to stock options, net of tax	-	-	-	-	-	567	-	-	567
Other comprehensive income	-	-	-	-	-	-	(909)	-	(909)
June 30, 2018	7,425,672	$74	-	$-	$(853)	$101,691	$(1,365)	$61,309	$160,856

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2018	2017
Operating activities
Net income	$10,724	$6,716
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	900	1,000
Depreciation and other amortization	850	669
Accretion and amortization of securities discounts and premium, net	220	267
(Gain) loss on sale of investment securities available for sale	1	(2)
Gain on sale of real estate owned	(7)	(12)
(Gain) loss on disposal of fixed assets	(8)	50
Write-down of real estate owned	-	7
Compensation expense related to stock options and grants	717	650
Gain on sale of loans held for sale	(2,620)	(2,854)
Loans originated and held for sale	(109,193)	(94,159)
Proceeds from sale of loans held for sale	115,528	93,334
Increase in cash surrender value of bank owned life insurance	(441)	(366)
Increase in deferred tax asset	(2,045)	(392)
Decrease in other assets, net	264	109
Increase in other liabilities	3,730	694
Net cash provided by operating activities	18,620	5,711
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(146,700)	(136,760)
Purchase of property and equipment	(1,328)	(4,043)
Purchase of investment securities:
Available for sale	(13,904)	(20,675)
Other	(2,596)	(1,811)
Payments and maturities, calls and repayments of investment securities:
Available for sale	4,227	4,002
Other	3,999	3,522
Proceeds from sale of investment securities available for sale	5,841	-
Proceeds from sale of real estate owned	132	380
Net cash used for investing activities	(150,329)	(155,385)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	186,859	206,760
Decrease in Federal Home Loan Bank advances and other borrowings	(38,600)	(42,000)
Proceeds from issuance of common stock	-	24,758
Proceeds from the exercise of stock options and warrants	638	416
Net cash provided by financing activities	148,897	189,934
Net increase in cash and cash equivalents	17,188	40,260
Cash and cash equivalents at beginning of the period	92,165	46,552
Cash and cash equivalents at end of the period	$109,353	$86,812
Supplemental information
Cash paid for
Interest	$6,764	$4,891
Income taxes	1,960	3,410
Schedule of non-cash transactions
Real estate acquired in settlement of loans	-	164
Unrealized gain (loss) on securities, net of income taxes	(909)	324

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 28, 2018. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Our accounting policies will not change materially since the principles of revenue recognition from the Accounting Standards Update are largely consistent with existing guidance and current practices applied by our business. The following is a discussion of revenues within the scope of the new guidance:

●	Service fees on deposit accounts - The Company earns fees from its deposit clients for various transaction-based, account maintenance, and overdraft or non-sufficient funds (“NSF”) services. Transaction-based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the client's request. Account maintenance fees, which relate primarily to monthly maintenance and account management, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft and NSF fees are recognized at the point in time that the overdraft occurs or the NSF item is presented. Service charges on deposits are withdrawn from the client's account balance.
●	ATM and debit card income - The Company earns interchange fees from debit cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

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

Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

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

Newly Issued, But Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU. At June 30, 2018, the Company had contractual future minimum lease commitments of approximately $14.6 million, before considering renewal options that are generally present.

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

In February 2018, the FASB amended the Financial Instruments Topic of the Accounting Standards Codification. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2018
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,987	1	274	8,714
SBA securities	3,904	-	135	3,769
State and political subdivisions	8,530	49	107	8,472
Asset-backed securities	6,703	3	15	6,691
Mortgage-backed securities
FHLMC	8,401	-	327	8,074
FNMA	32,089	2	780	31,311
GNMA	3,181	1	146	3,036
Total mortgage-backed securities	43,671	3	1,253	42,421
Total investment securities available for sale	$71,795	56	1,784	70,067

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,749	1	97	8,653
SBA securities	4,087	-	24	4,063
State and political subdivisions	11,242	179	25	11,396
Mortgage-backed securities
FHLMC	9,102	-	149	8,953
FNMA	29,383	3	386	29,000
GNMA	5,618	2	82	5,538
Total mortgage-backed securities	44,103	5	617	43,491
Total investment securities available for sale	$68,181	185	763	67,603

During the first six months of 2018, there were $5.8 million of investment securities sold, resulting in a loss on sale of $1,000. During the first six months of 2017, there were $415,000 of investment securities either sold or called, subsequently resulting in a gain on sale of $2,000.

Contractual maturities and yields on the Company’s investment securities at June 30, 2018 and December 31, 2017 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,641	2.12%	6,073	2.74%	-	-	8,714	2.55%
SBA securities	-	-	-	-	-	-	3,769	2.60%	3,769	2.60%
State and political subdivisions	-	-	514	2.14%	4,514	3.11%	3,444	2.83%	8,472	2.94%
Asset-backed securities	-	-	-	-	-	-	6,691	2.89%	6,691	2.89%
Mortgage-backed securities	115	0.31%	790	1.94%	12,101	1.86%	29,415	2.53%	42,421	2.40%
Total	$115	0.31%	3,945	2.09%	22,688	2.34%	43,319	2.61%	70,067	2.49%

	December 31, 2017
	Less than one year		One to five years		Five to ten years		Over ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$995	1.15%	1,503	2.04%	6,155	2.40%	-	-	8,653	2.20%
SBA securities	-	-	-	-	-	-	4,063	2.45%	4,063	2.45%
State and political subdivisions	-	-	1,163	1.96%	7,162	2.84%	3,071	2.76%	11,396	2.73%
Mortgage-backed securities	432	0.99%	-	-	11,328	1.84%	31,731	2.06%	43,491	1.99%
Total	$1,427	1.10%	2,666	1.59%	24,645	2.27%	38,865	2.15%	67,603	2.17%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2018
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	6	$5,336	$118	3	$2,878	$156	9	$8,214	$274
SBA securities	1	2,759	106	1	1,010	29	2	3,769	135
State and political subdivisions	7	4,747	71	2	769	36	9	5,516	107
Asset-backed securities	3	4,851	15	-	-	-	3	4,851	15
Mortgage-backed securities
FHLMC	3	2,610	90	7	5,464	237	10	8,074	327
FNMA	12	14,882	297	16	16,386	483	28	31,268	780
GNMA	1	1,223	59	2	1,792	87	3	3,015	146
Total	33	$36,408	$756	31	$28,299	$1,028	64	$64,707	$1,784

								December 31, 2017
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$4,184	$22	4	$3,968	$75	9	$8,152	$97
SBA securities	1	2,936	13	1	1,127	11	2	4,063	24
State and political subdivisions	3	1,214	9	2	792	16	5	2,006	25
Mortgage-backed securities
FHLMC	3	2,897	26	7	6,056	123	10	8,953	149
FNMA	11	14,345	135	13	14,597	251	24	28,942	386
GNMA	2	2,270	40	1	971	42	3	3,241	82
Total	25	$27,846	$245	28	$27,511	$518	53	$55,357	$763

At June 30, 2018, the Company had 33 individual investments with a fair market value of $36.4 million that were in an unrealized loss position for less than 12 months and 31 individual investments with a fair market value of $28.3 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer, including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank stock	$2,524	3,754
Investment in Trust Preferred securities	403	403
Other investments	132	305
Total other investments	$3,059	4,462

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2018 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2018, $4.2 million of securities were pledged as collateral for repurchase agreements from brokers and no securities were pledged to secure client deposits. At December 31, 2017, $7.7 million of securities were pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2018, mortgage loans held for sale totaled $8.1 million compared to $11.8 million at December 31, 2017.

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

Gains and losses from the sale of mortgage loans are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in mortgage banking income in the statement of income. Mortgage banking income also includes the gains and losses associated with the loans held for sale and the gains and losses from derivatives.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.7 million as of June 30, 2018 and $2.3 million as of December 31, 2017.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$358,169	23.4%	$316,818	22.8%
Non-owner occupied RE	355,309	23.2%	312,798	22.6%
Construction	73,655	4.8%	51,179	3.7%
Business	238,402	15.5%	226,158	16.3%
Total commercial loans	1,025,535	66.9%	906,953	65.4%
Consumer
Real estate	290,433	18.9%	273,050	19.7%
Home equity	156,630	10.2%	156,141	11.3%
Construction	38,400	2.5%	28,351	2.0%
Other	22,449	1.5%	22,575	1.6%
Total consumer loans	507,912	33.1%	480,117	34.6%
Total gross loans, net of deferred fees	1,533,447	100.0%	1,387,070	100.0%
Less—allowance for loan losses	(16,100)		(15,523)
Total loans, net	$1,517,347		$1,371,547

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

	June 30, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$27,294	163,994	166,881	358,169
Non-owner occupied RE	37,270	182,889	135,150	355,309
Construction	17,024	21,813	34,818	73,655
Business	66,961	123,166	48,275	238,402
Total commercial loans	148,549	491,862	385,124	1,025,535
Consumer
Real estate	32,872	62,050	195,511	290,433
Home equity	9,518	28,079	119,033	156,630
Construction	21,089	882	16,429	38,400
Other	7,584	10,169	4,696	22,449
Total consumer loans	71,063	101,180	335,669	507,912
Total gross loans, net of deferred fees	$219,612	593,042	720,793	1,533,447
Loans maturing after one year with:
Fixed interest rates				$999,311
Floating interest rates				314,524

			December 31, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$24,171	167,425	125,222	316,818
Non-owner occupied RE	39,519	165,764	107,515	312,798
Construction	13,086	12,796	25,297	51,179
Business	73,588	107,584	44,986	226,158
Total commercial loans	150,364	453,569	303,020	906,953
Consumer
Real estate	30,172	61,809	181,069	273,050
Home equity	13,331	25,807	117,003	156,141
Construction	14,943	1,737	11,671	28,351
Other	7,203	11,371	4,001	22,575
Total consumer	65,649	100,724	313,744	480,117
Total gross loan, net of deferred fees	$216,013	554,293	616,764	1,387,070
Loans maturing after one year with :
Fixed interest rates				$875,991
Floating interest rates				295,066

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	June 30, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$354,276	349,819	73,655	231,214	1,008,964
Special mention	1,644	1,523	-	3,579	6,746
Substandard	2,249	3,967	-	3,609	9,825
Doubtful	-	-	-	-	-
	$358,169	355,309	73,655	238,402	1,025,535

				December 31, 2017
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$312,628	306,965	51,179	215,729	886,501
Special mention	1,770	2,082	-	5,540	9,392
Substandard	2,420	3,751	-	4,889	11,060
Doubtful	-	-	-	-	-
	$316,818	312,798	51,179	226,158	906,953

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

					June 30, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$357,261	354,718	73,655	237,790	1,023,424
30-59 days past due	908	398	-	519	1,825
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	193	-	93	286
	$358,169	355,309	73,655	238,402	1,025,535

	December 31, 2017
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$316,818	312,477	51,179	224,861	905,335
30-59 days past due	-	129	-	416	545
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	192	-	881	1,073
	$316,818	312,798	51,179	226,158	906,953

As of June 30, 2018 and December 31, 2017, loans 30 days or more past due represented 0.24% and 0.34% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.14% and 0.11% of the Company’s total loan portfolio as of June 30, 2018 and December 31, 2017, respectively.

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$286,006	152,806	38,400	22,189	499,401
Special mention	1,558	510	-	197	2,265
Substandard	2,869	3,314	-	63	6,246
Doubtful	-	-	-	-	-
	$290,433	156,630	38,400	22,449	507,912

				December 31, 2017
	Real estate	Home equity	Construction	Other	Total
Pass	$269,422	152,545	28,351	22,367	472,685
Special mention	715	1,025	-	88	1,828
Substandard	2,913	2,571	-	120	5,604
Doubtful	-	-	-	-	-
	$273,050	156,141	28,351	22,575	480,117

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$289,769	155,704	38,400	22,442	506,315
30-59 days past due	664	-	-	2	666
60-89 days past due	-	90	-	5	95
Greater than 90 Days	-	836	-	-	836
	$290,433	156,630	38,400	22,449	507,912

				December 31, 2017
	Real estate	Home equity	Construction	Other	Total
Current	$271,284	154,821	28,351	22,506	476,962
30-59 days past due	681	325	-	69	1,075
60-89 days past due	131	995	-	-	1,126
Greater than 90 Days	954	-	-	-	954
	$273,050	156,141	28,351	22,575	480,117

As of June 30, 2018 and December 31, 2017, consumer loans 30 days or more past due were 0.10% and 0.23% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,689	1,581
Construction	-	-
Business	94	910
Consumer
Real estate	1,174	992
Home equity	1,598	1,144
Construction	-	-
Other	-	1
Nonaccruing troubled debt restructurings	3,166	2,673
Total nonaccrual loans, including nonaccruing TDRs	7,721	7,301
Other real estate owned	117	242
Total nonperforming assets	$7,838	7,543
Nonperforming assets as a percentage of:
Total assets	0.44%	0.46%
Gross loans	0.51%	0.54%
Total loans over 90 days past due	1,122	2,027
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$7,397	5,145

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

		June 30, 2018
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,858	2,793	454	74
Non-owner occupied RE	7,304	3,829	2,269	659
Construction	-	-	-	-
Business	4,076	3,348	2,994	1,397
Total commercial	14,238	9,970	5,717	2,130
Consumer
Real estate	2,946	2,867	2,203	1,226
Home equity	2,750	2,117	220	94
Construction	-	-	-	-
Other	164	164	164	20
Total consumer	5,860	5,148	2,587	1,340
Total	$20,098	15,118	8,304	3,470

		December 31, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,281	2,235	464	179
Non-owner occupied RE	6,827	3,665	2,646	750
Construction	-	-	-	-
Business	3,735	2,764	1,993	1,061
Total commercial	12,843	8,664	5,103	1,990
Consumer
Real estate	2,062	2,037	2,037	1,379
Home equity	2,010	1,575	680	286
Construction	-	-	-	-
Other	171	170	170	22
Total consumer	4,243	3,782	2,887	1,687
Total	$17,086	12,446	7,990	3,677

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	June 30, 2018		June 30, 2017
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,800	45	2,195	26
Non-owner occupied RE	3,878	77	3,620	48
Construction	-	-	-	-
Business	3,361	57	3,623	54
Total commercial	10,039	179	9,438	128
Consumer
Real estate	2,892	40	1,635	16
Home equity	2,135	24	197	1
Construction	-	-	-	-
Other	165	1	180	1
Total consumer	5,192	65	2,012	18
Total	$15,231	244	11,450	146

	Six months ended		Six months ended		Year ended
	June 30, 2018		June 30, 2017		December 31, 2017
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,804	62	2,204	53	2,255	104
Non-owner occupied RE	3,920	126	3,721	76	4,144	199
Construction	-	-	-	-	-	-
Business	3,380	79	3,635	98	2,823	162
Total commercial	10,104	267	9,560	227	9,222	465
Consumer
Real estate	2,911	81	1,642	33	2,047	69
Home equity	2,172	51	198	2	1,576	97
Construction	-	-	-	-	-	-
Other	167	3	181	2	174	6
Total consumer	5,250	135	2,021	37	3,797	172
Total	$15,354	402	11,581	264	13,019	637

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended June 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,680	3,366	415	3,553	3,391	1,911	256	280	15,852
Provision for loan losses	19	342	129	280	54	(438)	26	(12)	400
Loan charge-offs	-	(234)	-	-	-	(77)	-	-	(311)
Loan recoveries	-	107	-	16	1	35	-	-	159
Net loan charge-offs	-	(127)	-	16	1	(42)	-	-	(152)
Balance, end of period	$2,699	3,581	544	3,849	3,446	1,431	282	268	16,100
Net charge-offs to average loans (annualized)									0.04%
Allowance for loan losses to gross loans									1.05%
Allowance for loan losses to nonperforming loans									208.52%

	Three months ended June 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$3,052	2,967	334	3,823	2,830	1,619	289	373	15,287
Provision for loan losses	(88)	255	16	139	240	(23)	39	(78)	500
Loan charge-offs	-	(253)	-	(120)	-	-	-	-	(373)
Loan recoveries	-	12	-	15	(9)	12	-	-	30
Net loan charge-offs	-	(241)	-	(105)	(9)	12	-	-	(343)
Balance, end of period	$2,964	2,981	350	3,857	3,061	1,608	328	295	15,444
Net charge-offs to average loans (annualized)									0.11%
Allowance for loan losses to gross loans									1.19%
Allowance for loan losses to nonperforming loans									293.75%

	Six months ended June 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,534	3,230	325	3,848	3,495	1,600	210	281	15,523
Provision for loan losses	165	478	219	(14)	25	(64)	72	19	900
Loan charge-offs	-	(234)	-	(119)	(77)	(140)	-	(34)	(604)
Loan recoveries	-	107	-	134	3	35	-	2	281
Net loan charge-offs	-	(127)	-	15	(74)	(105)	-	(32)	(323)
Balance, end of period	$2,699	3,581	544	3,849	3,446	1,431	282	268	16,100
Net charge-offs to average loans (annualized)									0.04%

	Six months ended June 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,843	2,778	295	4,123	2,780	1,475	252	309	14,855
Provision for loan losses	121	623	55	(182)	200	121	76	(14)	1,000
Loan charge-offs	-	(433)	-	(130)	-	-	-	-	(563)
Loan recoveries	-	13	-	46	81	12	-	-	152
Net loan charge-offs	-	(420)	-	(84)	81	12	-	-	(411)
Balance, end of period	$2,964	2,981	350	3,857	3,061	1,608	328	295	15,444
Net charge-offs to average loans (annualized)									0.03%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

				June 30, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$2,130	1,340	3,470	9,970	5,148	15,118
Collectively evaluated	8,543	4,087	12,630	1,015,565	502,764	1,518,329
Total	$10,673	5,427	16,100	1,025,535	507,912	1,533,447

				December 31, 2017
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,990	1,687	3,677	8,664	3,782	12,446
Collectively evaluated	7,947	3,899	11,846	898,289	476,335	1,374,624
Total	$9,937	5,586	15,523	906,953	480,117	1,387,070

NOTE 5 – Troubled Debt Restructurings

At June 30, 2018, the Company had 28 loans totaling $10.6 million compared to 21 loans totaling $7.8 million at December 31, 2017, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored four commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification.

	For the six months ended June 30, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	1	-	-	-	1	$506	$592
Business	4	-	-	-	4	1,207	1,532
Consumer
Real estate	2	-	-	-	2	549	669
Home equity	-	1	-	-	1	180	180
Total loans	7	1	-	-	8	$2,442	$2,973

	For the six months ended June 30, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	1	-	-	2	$378	$387
Total loans	1	1	-	-	2	$378	$387

As of June 30, 2018 and 2017, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2018 and December 31, 2017.

	June 30, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$25,463	Other assets	$320
MBS forward sales commitments	16,500	Other liabilities	(60)
Total derivative financial instruments	$41,963		$260

	December 31, 2017
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$15,430	Other assets	$196
MBS forward sales commitments	10,750	Other liabilities	(28)
Total derivative financial instruments	$26,180		$168

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 13 of the Company’s 2017 Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 2 and Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	June 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,714	-	8,714
SBA securities	-	3,769	-	3,769
State and political subdivisions	-	8,472	-	8,472
Asset-backed securities	-	6,691	-	6,691
Mortgage-backed securities	-	42,421	-	42,421
Mortgage loans held for sale	-	8,075	-	8,075
Interest rate lock commitments	-	320	-	320
Total assets measured at fair value on a recurring basis	$-	78,462	-	78,462

Liabilities
MBS forward sales commitments	$-	60	-	60
Total liabilities measured at fair value on a recurring basis	$-	60	-	60

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,653	-	8,653
SBA securities	-	4,063	-	4,063
State and political subdivisions	-	11,396	-	11,396
Mortgage-backed securities	-	43,491	-	43,491
Mortgage loans held for sale	-	11,790	-	11,790
Interest rate lock commitments	-	196	-	196
Total assets measured at fair value on a recurring basis	$-	79,589	-	79,589

Liabilities
MBS forward sales commitments	$-	28	-	28
Total liabilities measured at fair value on a recurring basis	$-	28	-	28

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,920	8,728	11,648
Other real estate owned	-	23	94	117
Total assets measured at fair value on a nonrecurring basis	$-	2,943	8,822	11,765

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,685	6,084	8,769
Other real estate owned	-	148	94	242
Total assets measured at fair value on a nonrecurring basis	$-	2,833	6,178	9,011

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

The estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,059	3,059	-	-	3,059
Loans[1]	1,502,229	1,483,215	-	-	1,483,215
Financial Liabilities:
Deposits	1,567,982	1,430,788	-	1,430,788	-
FHLB and other borrowings	28,600	28,792	-	28,792	-
Junior subordinated debentures	13,403	14,148	-	14,148	-

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,462	4,462	-	-	4,462
Loans[1]	1,359,101	1,363,915	-	-	1,363,915
Financial Liabilities:
Deposits	1,381,123	1,269,462	-	1,269,462	-
FHLB and other borrowings	67,200	67,890	-	67,890	-
Junior subordinated debentures	13,403	13,166	-	13,166	-

[1]

Carrying amount is net of the allowance for loan losses and previously presented impaired loans. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2018. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2018 and 2017, there were 166,172 and 120,681 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$5,510	3,604	10,724	6,716
Denominator:
Weighted-average common shares outstanding – basic	7,370,709	6,986,948	7,353,867	6,713,608
Common stock equivalents	380,437	379,260	385,215	385,773
Weighted-average common shares outstanding – diluted	7,751,146	7,366,208	7,739,082	7,099,381
Earnings per common share:
Basic	$0.75	0.52	1.46	1.00
Diluted	$0.71	0.49	1.39	0.95

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

(dollars in thousands)
	Three months ended					Three months ended
	June 30, 2018					June 30, 2017
	Commercial					Commercial
	and Retail	Mortgage				and Retail	Mortgage
	Banking	Banking	Corporate	Eliminations	Consolidated	Banking	Banking	Corporate	Elimination	Consolidated
Interest income	$18,437	98	2	(2)	18,535	$14,851	80	6	(6)	14,931
Interest expense	3,762	-	163	(2)	3,923	2,442	-	143	(6)	2,579
Net interest income (loss)	14,675	98	(161)	-	14,612	12,409	80	(137)	-	12,352
Provision for loan losses	400	-	-	-	400	500	-	-	-	500
Noninterest income	1,142	1,629	-	-	2,771	959	1,603	-	-	2,562
Noninterest expense	8,754	1,165	60	-	9,979	7,667	1,035	60	-	8,762
Net income (loss) before taxes	6,663	562	(221)	-	7,004	5,201	648	(197)	-	5,652
Income tax provision (benefit)	1,422	118	(46)	-	1,494	1,877	240	(69)	-	2,048
Net income (loss)	$5,241	444	(175)	-	5,510	$3,324	408	(128)	-	3,604
Total assets	$1,777,952	9,404	174,331	(173,903)	1,787,784	$1,527,837	10,958	156,145	(155,714)	1,539,226

(dollars in thousands)	Six months ended					Six months ended
	June 30, 2018					June 30, 2017
	Commercial					Commercial
	and Retail	Mortgage				and Retail	Mortgage
	Banking	Banking	Corporate	Eliminations	Consolidated	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$35,515	198	4	(4)	35,713	$28,744	146	8	(8)	28,890
Interest expense	6,782	-	282	(4)	7,060	4,665	-	274	(8)	4,931
Net interest income (loss)	28,733	198	(278)	-	28,653	24,079	146	(266)	-	23,959
Provision for loan losses	900	-	-	-	900	1,000	-	-	-	1,000
Noninterest income	2,235	2,957	-	-	5,192	1,954	2,660	-	-	4,614
Noninterest expense	16,935	2,129	120	-	19,184	15,114	1,883	126	-	17,123
Net income before taxes	13,133	1,026	(398)	-	13,761	9,919	923	(392)	-	10,450
Income tax provision (benefit)	2,906	215	(84)	-	3,037	3,530	342	(138)	-	3,734
Net income (loss)	$10,227	811	(314)	-	10,724	$6,389	581	(254)	-	6,716
Total assets	$1,777,952	9,404	174,331	(173,903)	1,787,784	$1,527,837	10,958	156,145	(155,714)	1,539,226

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2018 as compared to the three and six month periods ended June 30, 2017 and assesses our financial condition as of June 30, 2018 as compared to December 31, 2017. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to additional factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At June 30, 2018, we had total assets of $1.8 billion, a 10.0% increase from total assets of $1.6 billion at December 31, 2017. The largest components of our total assets are loans, cash and cash equivalents and securities which were $1.5 billion, $109.4 million and $73.1 million, respectively, at June 30, 2018. Comparatively, our loans, cash and cash equivalents and securities totaled $1.4 billion, $92.2 million and $72.1 million, respectively, at December 31, 2017. Our liabilities and shareholders’ equity at June 30, 2018 totaled $1.6 billion and $160.9 million, respectively, compared to liabilities of $1.5 billion and shareholders’ equity of $149.7 million at December 31, 2017. The principal component of our liabilities is deposits which were $1.6 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.

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

Our net income to common shareholders was $5.5 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $1.9 million, or 52.9%. Diluted earnings per share (“EPS”) was $0.71 for the second quarter of 2018 as compared to $0.49 for the same period in 2017. The increase in net income resulted primarily from increases in net interest income and noninterest income partially offset due to an increase in noninterest expense. In addition, as a result of the Tax Act which was passed in December 2017, our effective rate declined from 36.2% for the second quarter of 2017 to 21.3% for the second quarter of 2018, which also contributed to the increase in net income during the second quarter of 2018.

Our net income to common shareholders was $10.7 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $4.0 million, or 59.7%. Diluted EPS was $1.39 for the six months ended June 30, 2018 as compared to $0.95 for the same period in 2017. The increase in net income resulted primarily from an increase in net interest income and noninterest income as well as a lower tax rate, and partially offset by an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $14.6 million for the three month period ended June 30, 2018, an 18.3% increase over net interest income of $12.4 million for the same period in 2017. In comparison, our average earning assets increased 17.7%, or $252.9 million, during the second quarter of 2018 compared to the second quarter of 2017, while our average interest-bearing liabilities increased by $186.8 million during the same period. Our net interest income was $28.7 million for the six month period ended June 30, 2018, a 19.6% increase over net interest income of $24.0 million for the same period in 2017. In comparison, our average earning assets increased 18.7%, or $256.0 million, during the first six months of 2018 compared to the first six months of 2017, while our average interest-bearing liabilities increased by $184.5 million during the same period. The increase in average earning assets in both the three and six month periods ended June 30, 208 is primarily related to an increase in average loans and federal funds sold, while the increase in average interest-bearing liabilities is primarily a result of an increase in interest-bearing deposits, partially offset by a decrease in our FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2018 and 2017. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$113,238	$514	1.82%	$95,214	$261	1.10%
Investment securities, taxable	62,780	390	2.49%	53,296	269	2.02%
Investment securities, nontaxable(2)	5,661	52	3.68%	19,879	195	3.94%
Loans(3)	1,499,625	17,591	4.70%	1,260,007	14,280	4.55%
Total interest-earning assets	1,681,304	18,547	4.42%	1,428,396	15,005	4.21%
Noninterest-earning assets	75,851			66,916
Total assets	$1,757,155			$1,495,312

Interest-bearing liabilities
NOW accounts	$235,235	102	0.17%	$225,577	106	0.19%
Savings & money market	671,065	2,099	1.25%	446,890	821	0.74%
Time deposits	329,325	1,323	1.61%	329,497	812	0.99%
Total interest-bearing deposits	1,235,625	3,524	1.14%	1,001,964	1,739	0.70%
FHLB advances and other borrowings	28,600	239	3.35%	75,469	729	3.87%
Junior subordinated debentures	13,403	160	4.79%	13,403	111	3.32%
Total interest-bearing liabilities	1,277,628	3,923	1.23%	1,090,836	2,579	0.95%
Noninterest-bearing liabilities	321,952			272,096
Shareholders’ equity	157,575			132,380
Total liabilities and shareholders’ equity	$1,757,155			$1,495,312
Net interest spread			3.19%			3.26%
Net interest income (tax equivalent) / margin		$14,624	3.49%		$12,426	3.49%
Less: tax-equivalent adjustment(2)		12			74
Net interest income		$14,612			$12,352
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.49% for both the three months ended June 30, 2018 and 2017. While our net interest margin remained consistent from the prior year, our average interest-earning assets grew by $252.9 million during the second quarter of 2018 as compared to the same period in 2017, with the average yield on these assets increasing by 21 basis points. In addition, our average interest-bearing liabilities grew by $186.8 million during the 2018 period while the rate on these liabilities increased 28 basis points to 1.23% for the three months ended June 30, 2018.

The $252.9 million increase in average interest-earning assets for the three months ended June 30, 2018, as compared to the same quarter in 2017, primarily related to a $239.6 million increase in our average loan balances. In addition, the yield on our average loans increased 15 basis points during the second quarter of 2018 as compared to the same period of 2017, contributing to the 21 basis point increase in our average interest earning assets during the second quarter of 2018. The higher yield on our loan portfolio was due to loans being originated or renewed at market rates which are higher than those in the past.

In addition, our average interest-bearing liabilities increased by $186.8 million during the second quarter of 2018 as compared to the second quarter of 2017, while the cost of our interest-bearing liabilities increased by 28 basis points during the same period. The increased cost during the 2018 period resulted primarily from a $233.7 million increase in our interest-bearing deposits at an average rate of 1.14%, a 44 basis point increase from the average rate in the second quarter of 2017. This increase was partially offset by a $46.9 million decrease in FHLB advances and other borrowings at an average rate of 3.35%, a 52 basis point decrease from the second quarter of 2017.

Our net interest spread was 3.19% for the three months ended June 30, 2018 compared to 3.26% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The seven basis point decrease in our net interest spread was driven by the 28 basis point increase in the cost of our interest-bearing liabilities, partially offset by the 21 basis point increase in yield on our interest-earning assets for the 2018 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the possibility of additional Federal Reserve interest rate increases and a competitive rate environment.

	For the Six Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$87,632	$761	1.75%	$62,545	$318	1.03%
Investment securities, taxable	60,413	711	2.37%	51,740	523	2.04%
Investment securities, nontaxable (2)	6,354	113	3.59%	19,748	392	4.00%
Loans(3)	1,472,137	34,154	4.68%	1,236,544	27,806	4.53%
Total interest-earning assets	1,626,536	35,739	4.43%	1,370,577	29,039	4.27%
Noninterest-earning assets	75,272			66,086
Total assets	$1,701,808			$1,436,663
Interest-bearing liabilities
NOW accounts	$237,020	193	0.16%	$222,677	205	0.19%
Savings & money market	633,361	3,677	1.17%	417,217	1,373	0.66%
Time deposits	322,374	2,393	1.50%	301,012	1,411	0.95%
Total interest-bearing deposits	1,192,755	6,263	1.06%	940,906	2,989	0.64%
FHLB advances and other borrowings	31,925	521	3.29%	99,274	1,727	3.51%
Junior subordinated debentures	13,403	276	4.15%	13,403	215	3.23%
Total interest-bearing liabilities	1,238,083	7,060	1.15%	1,053,583	4,931	0.94%
Noninterest-bearing liabilities	308,737			260,851
Shareholders’ equity	154,988			122,229
Total liabilities and shareholders’ equity	$1,701,808			$1,436,663
Net interest spread			3.28%			3.33%
Net interest income (tax equivalent) / margin		$28,679	3.56%		$24,108	3.55%
Less: tax-equivalent adjustment (2)		26			149
Net interest income		$28,653			$23,959
(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.56% for the six months ended June 30, 2018 compared to 3.55% for the first six months of 2017. While our net interest margin increased only one basis point as compared to the same period in 2017, our average interest-earning assets grew by $256.0 million during the same period, with the average yield on these assets increasing by 16 basis points. In addition, our average interest-bearing liabilities grew by $184.5 million during the 2018 period while the rate on these liabilities increased 21 basis points for the six months ended June 30, 2018.

Our average interest-earning assets increased by $256.0 million as compared to the six months ended June 30, 2017 related primarily to a $235.6 million increase in our average loan balances for the 2018 period. The 16 basis point increase in yield on our interest-earning assets was driven by a 15 basis point increase in our loan yield due primarily to loans being originated or renewed at market rates which are higher than those in the past.

In addition, our average interest-bearing liabilities increased by $184.5 million during the six months ended June 30, 2018 as compared to the first six months of 2017, while the cost of our interest-bearing liabilities increased 21 basis points during the same period. The increased cost during the first six months of 2018 was driven by a $251.8 million increase in our average interest-bearing deposits at an average rate of 1.06%, a 42 basis point increase from the average rate for the first six months of 2017, partially offset by a $67.3 million decrease in FHLB advances and other borrowings at an average rate of 3.29%, or 22 basis points lower than the first six months of 2017.

Our net interest spread was 3.28% for the six months ended June 30, 2018 compared to 3.33% for the same period in 2017. The five basis point decrease in our net interest spread for the 2018 period was driven by the 21 basis point increase in cost on our interest-bearing liabilities, partially offset by the 16 basis point increase in yield on our interest-earning assets. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the possibility of additional Federal Reserve interest rate increases and a competitive rate environment.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2018 vs. 2017				June 30, 2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,716	500	95	3,311	$2,326	(38)	(7)	2,281
Investment securities	(25)	70	(5)	40	(72)	5	(1)	(68)
Federal funds sold	49	171	33	253	89	43	83	215
Total interest income	2,740	741	123	3,604	2,343	10	75	2,428
Interest expense
Deposits	384	1,147	254	1,785	250	430	113	793
FHLB advances and other borrowings	(453)	(98)	61	(490)	(325)	156	(54)	(223)
Junior subordinated debt	-	49	-	49	-	19	-	19
Total interest expense	(69)	1,098	315	1,344	(75)	605	59	589
Net interest income	$2,809	(357)	(192)	2,260	$2,418	(595)	16	1,839

Net interest income, the largest component of our income, was $14.6 million for the three month period ended June 30, 2018 and $12.4 million for the three months ended June 30, 2017, a $2.3 million, or 18.3%, increase during the second quarter of 2018. The increase in net interest income is due to a $3.6 million increase in interest income, partially offset by a $1.3 million increase in interest expense. During the second quarter of 2018, the primary driver of the increase in net interest income was the $239.6 million increase in our average loan balances as compared to the second quarter of 2017.

	Six Months Ended
	June 30, 2018 vs. 2017				June 30, 2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$5,298	882	168	6,348	$4,431	(354)	(65)	4,012
Investment securities	(51)	89	(6)	32	(169)	(15)	3	(181)
Federal funds sold	128	225	90	443	97	63	67	227
Total interest income	5,375	1,196	252	6,823	4,359	(306)	5	4,058
Interest expense
Deposits	742	2,027	505	3,274	404	539	112	1,055
FHLB advances and other borrowings	(1,171)	(107)	72	(1,206)	(261)	111	(16)	(166)
Junior subordinated debt	-	61	-	61	-	30	-	30
Total interest expense	(429)	1,981	577	2,129	143	680	96	919
Net interest income	$5,804	(785)	(325)	4,694	$4,216	(986)	(91)	3,139

Net interest income for the six months ended June 30, 2018 was $28.7 million compared to $24.0 million for the first six months ended June 30, 2017, a $4.7 million, or 19.6% increase during the first six months of 2018 compared to the same period in 2017. The increase in net interest income is due to a $6.8 million increase in interest income, offset in part by a $2.1 million increase in interest expense. The $235.6 million increase in average loan balances during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was the primary driver of the increase in net interest income during the 2018 period.

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

For the three and six months ended June 30, 2018, we incurred a noncash expense related to the provision for loan losses of $400,000 and $900,000, respectively, which resulted in an allowance for loan losses of $16.1 million, or 1.05% of gross loans, at June 30, 2018. For the three and six months ended June 30, 2017, our provision for loan losses of $500,000 and $1.0 million, respectively, resulted in an allowance for loan losses of $15.4 million, or 1.19% of gross loans, at June 30, 2017. Factors such as past due loans, as well as nonperforming and classified loan balances are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage banking income	$1,629	1,603	2,957	2,660
Service fees on deposit accounts	256	284	512	561
ATM and debit card income	371	290	705	552
Income from bank owned life insurance	220	183	441	366
Other income	295	202	577	475
Total noninterest income	$2,771	2,562	5,192	4,614

Noninterest income increased $209,000, or 8.2%, for the second quarter of 2018 as compared to the same period in 2017. The increase in total noninterest income for the second quarter of 2018, as compared to the second quarter of 2017, resulted primarily from the following:

●	ATM and debit card income increased $81,000, or 27.9%, during the second quarter of 2018 primarily due to an increase in transaction volume.
●

Other income increased $93,000, or 46.0%, primarily due to a $50,000 loss recognized in the 2017 period related to our move from a leased space to our new building in Charleston, South Carolina. No gain or loss was recognized in the second quarter of 2018.

Partially offsetting these increases in noninterest income in the second quarter of 2018 was a $28,000 decrease in service fees on deposit accounts, driven by lower volume of non-sufficient funds (“NSF”) fee income.

Noninterest income increased $578,000, or 12.5%, during the six months ended June 30, 2018 as compared to the same period in 2017. The increase in total noninterest income during the six months ended June 30, 2018 compared to the same period in 2017 resulted primarily from the following:

●	Mortgage banking income increased $297,000, or 11.1%, driven by higher origination volume during the six months ended June 30, 2018.
●	ATM and debit card income increased $153,000, or 27.7%, during the six months ended June 30, 2018 primarily due to an increase in transaction volume.
●	Other income increased $102,000, or 21.5%, primarily due to a $50,000 loss recognized in the 2017 period related to our move from a leased space to our new building in Charleston, South Carolina.

Partially offsetting these increases in noninterest income during the six months ended June 30, 2018, was a $49,000 decrease in service fees on deposit accounts driven by lower volume of NSF fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Compensation and benefits	$6,365	5,524	12,208	10,798
Occupancy	1,276	1,033	2,413	1,999
Outside service and data processing costs	824	823	1,560	1,568
Insurance	297	297	610	587
Professional fees	457	382	933	695
Marketing	229	196	438	407
Other	531	507	1,022	1,069
Total noninterest expense	$9,979	8,762	19,184	17,123

Noninterest expense was $10.0 million for the three months ended June 30, 2018, a $1.2 million, or 13.9%, increase from noninterest expense of $8.8 million for the three months ended June 30, 2017. The increase in total noninterest expense for the second quarter of 2018, as compared to the second quarter of 2017, resulted primarily from the following:

●

Compensation and benefits expense increased $841,000, or 15.2%, relating primarily to increases in base compensation, incentive compensation and benefits expense. Base compensation increased by $622,000 driven by the addition of 19 new employees, four of which were hired in conjunction with the opening of our new offices in the Triad region of North Carolina and Summerville, South Carolina; nine of which were hired in client services roles; and the remainder of which were hired to support loan and deposit growth as well as mortgage operations. Incentive compensation increased by $28,000 and benefits expense increased by $241,000 in the second quarter of 2018. The increase in incentive compensation and benefits expense related to the additional number of employees at June 30, 2018 compared to the 2017 period.

●

Occupancy expense increased by $243,000, or 23.5%, driven primarily by a $161,000 increase in rent expense combined with additional depreciation, maintenance and property expenses on the properties we own.

●	Professional fees increased by $75,000, or 19.6%, due primarily to increased legal fees and loan appraisal fees on our commercial and consumer loans.

Noninterest expense was $19.2 million for the six months ended June 30, 2018, a $2.1 million, or 12.0%, increase from noninterest expense of $17.1 million for the six months ended June 30, 2017. The increase in total noninterest expense for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, resulted primarily from the following:

●

Compensation and benefits expense increased $1.4 million, or 13.1%, relating primarily to the addition of 19 new employees. Compensation and benefits expense includes base and incentive compensation and benefits expense.

●

Occupancy expense increased by $414,000, or 20.1%, driven primarily by a $180,000 increase in rent expense combined with additional depreciation, maintenance and property expenses on the properties we own.

●	Professional fees increased by $238,000, or 34.2%, due primarily to increased legal fees and loan appraisal fees on our commercial and consumer loans.

Our efficiency ratio was 57.4% for the second quarter of 2018 as compared to 58.8% for the same period in 2017. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2018 period relates primarily to the increase in interest income and noninterest income, partially offset by the increase in noninterest expense compared to the prior year.

We incurred income tax expense of $1.5 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $3.0 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 22.1% and 35.7% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 periods is a result of The Tax Act which was passed in December 2017 and became effective January 1, 2018.

BALANCE SHEET REVIEW

Investment Securities
At June 30, 2018, the $73.1 million in our investment securities portfolio represented approximately 4.1% of our total assets. Our available for sale investment portfolio included US government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $70.1 million and an amortized cost of $71.8 million resulting in an unrealized loss of $1.7 million. At December 31, 2017, the $72.1 million in our investment securities portfolio represented approximately 4.4% of our total assets. At December 31, 2017, we held investment securities available for sale with a fair value of $67.6 million and an amortized cost of $68.2 million for an unrealized loss of $578,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2018 and 2017 were $1.5 billion and $1.2 billion, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2018 and December 31, 2017 were $1.5 billion and $1.4 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2018, our loan portfolio included $1.3 billion, or 83.0%, of real estate loans. As of December 31, 2017, real estate loans made up 82.1% of our loan portfolio and totaled $1.1 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $156.6 million as of June 30, 2018, of which approximately 42% were in a first lien position, while the remaining balance was second liens, compared to $156.1 million as of December 31, 2017, with approximately 40% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $87,000 and a loan to value of 70% as of June 30, 2018, compared to an average loan balance of $89,000 and a loan to value of approximately 71% as of December 31, 2017. Further, 0.6% and 0.8% of our total home equity lines of credit were over 30 days past due as of June 30, 2018 and December 31, 2017, respectively.

Following is a summary of our loan composition at June 30, 2018 and December 31, 2017. During the first six months of 2018, our loan portfolio increased by $146.4 million, or 10.6%. Our commercial and consumer loan portfolios each experienced growth during the six months ended June 30, 2018 with a 13.1% increase in commercial loans and a 5.8% increase in consumer loans during the period. Of the $146.4 million in loan growth during the first six months of 2018, $134.3 million of the increase was in loans secured by real estate, $12.2 million in commercial business loans, while other consumer loan balances decreased by $126,000. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $381,000, a term of ten years, and an average rate of 4.36% as of June 30, 2018, compared to $375,000 a term of ten years, and an average rate of 4.30% as of December 31, 2017.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$358,169	23.4%	$316,818	22.8%
Non-owner occupied RE	355,309	23.2%	312,798	22.6%
Construction	73,655	4.8%	51,179	3.7%
Business	238,402	15.5%	226,158	16.3%
Total commercial loans	1,025,535	66.9%	906,953	65.4%

Consumer
Real estate	290,433	18.9%	273,050	19.7%
Home equity	156,630	10.2%	156,141	11.3%
Construction	38,400	2.5%	28,351	2.0%
Other	22,449	1.5%	22,575	1.6%
Total consumer loans	507,912	33.1%	480,117	34.6%
Total gross loans, net of deferred fees	1,533,447	100.0%	1,387,070	100.0%
Less—allowance for loan losses	(16,100)		(15,523)
Total loans, net	$1,517,347		$1,371,547

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2018 and December 31, 2017, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial	$1,783	2,491
Consumer	2,772	2,137
Nonaccruing troubled debt restructurings	3,166	2,673
Total nonaccrual loans	7,721	7,301
Other real estate owned	117	242
Total nonperforming assets	$7,838	7,543

At June 30, 2018, nonperforming assets were $7.8 million, or 0.44% of total assets and 0.51% of gross loans. Comparatively, nonperforming assets were $7.5 million, or 0.46% of total assets and 0.54% of gross loans at December 31, 2017. Nonaccrual loans were $7.7 million at June 30, 2018, a $420,000 increase from December 31, 2017. During the first six months of 2018, nine loans were put on nonaccrual status while eight nonaccrual loans were either paid or charged-off and five loans were returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first six months of 2018 and 2017 was approximately $126,000 and $181,000, respectively.

Nonperforming assets include other real estate owned which comprised of two commercial properties totaling $117,000 at June 30, 2018, a $125,000 decrease from December 31, 2017. Both of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of June 30, 2018.

At June 30, 2018 and December 31, 2017, the allowance for loan losses represented 208.5% and 212.6% of the total amount of nonperforming loans, respectively. A significant portion, or 84%, of nonperforming loans at June 30, 2018 is secured by real estate. Our nonperforming loans have been written down to approximately 62% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $16.1 million as of June 30, 2018 to be adequate.

As a general practice, most of our loans are originated with relatively short maturities of less than 10 years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using the same credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan’s collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases, we will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, we will typically seek performance under the guarantee.

In addition, at June 30, 2018, 83% of our loans are collateralized by real estate and 77% of our impaired loans are secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2018, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2018, impaired loans totaled $15.1 million for which $8.3 million of these loans have a reserve of approximately $3.5 million allocated in the allowance. During the first six months of 2018, the average recorded investment in impaired loans was approximately $15.4 million. Comparatively, impaired loans totaled $12.4 million at December 31, 2017, of which $8.0 million had a reserve of approximately $3.7 million allocated in the allowance. During 2017, the average recorded investment in impaired loans was approximately $13.0 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2018, we determined that we had loans totaling $10.6 million that we considered TDRs. As of December 31, 2017, we had loans totaling $7.8 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $16.1 million and $15.4 million at June 30, 2018 and 2017, respectively, or 1.05% of outstanding loans at June 30, 2018 and 1.19% of outstanding loans at June 30, 2017. During the six months ended June 30, 2018, we charged-off $604,000 of loans and recorded $281,000 of recoveries on loans previously charged-off, for net charge-offs of $323,000, or 0.04% of average loans, annualized. Comparatively, we charged-off $563,000 of loans and recorded $152,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $411,000, or 0.03% of average loans, annualized, for the first six months of 2017.

At December 31, 2017, our allowance for loan losses was $15.5 million, or 1.12% of outstanding loans, and we had net loans charged-off of $1.3 million for the year ended December 31, 2017.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended
	June 30,		Year ended
(dollars in thousands)	2018	2017	December 31, 2017
Balance, beginning of period	$15,523	$14,855	14,855
Provision	900	1,000	2,000
Loan charge-offs	(604)	(563)	(1,638)
Loan recoveries	281	152	306
Net loan charge-offs	(323)	(411)	(1,332)
Balance, end of period	$16,100	$15,444	15,523

Deposits and Other Interest-Bearing Liabilities
Our primary source of funds for loans and investments is our deposits, advances from the FHLB, and structured repurchase agreements. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. Our internal guidelines regarding the use of brokered CDs limit our brokered CDs to 20% of total deposits. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $1.5 billion, or 96.8% of total deposits at June 30, 2018, while our out-of-market, or brokered, deposits represented $50 million, or 3.2% of our total deposits at June 30, 2018. At December 31, 2017, retail deposits represented $1.4 billion, or 98.0% of our total deposits, and brokered CDs were $28.1 million, representing 2.0% of our total deposits. Our loan-to-deposit ratio was 97.8% at June 30, 2018 and 100.4% at December 31, 2017.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Non-interest bearing	$310,709	295,680
Interest bearing:
NOW accounts	251,511	229,945
Money market accounts	659,353	545,029
Savings	15,913	16,298
Time, less than $100,000	60,632	55,461
Time and out-of-market deposits, $100,000 and over	269,864	238,710
Total deposits	$1,567,982	1,381,123

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.4 billion and $1.2 billion at June 30, 2018, and December 31, 2017, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended
	June 30,
	2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$295,058	-%	250,937	-%
Interest bearing demand deposits	237,020	0.16%	222,677	0.19%
Money market accounts	617,359	1.20%	401,634	0.69%
Savings accounts	16,002	0.06%	15,583	0.05%
Time deposits less than $100,000	57,797	1.23%	49,176	0.75%
Time deposits greater than $100,000	264,577	1.55%	251,836	0.99%
Total deposits	$1,487,813	0.85%	1,191,843	0.51%

During the six months ended June 30, 2018, our average transaction account balances increased by $274.6 million, or 30.8%, from the six months ended June 31, 2017, while our average time deposit balances increased by $21.4 million during the same six month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2018 was as follows:

(dollars in thousands)	June 30, 2018
Three months or less	$52,586
Over three through six months	38,507
Over six through twelve months	74,713
Over twelve months	104,058
Total	$269,864

Included in time deposits of $100,000 or more at June 30, 2018 is $30 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.73%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2018 and December 31, 2017 were $180.1 million and $131.7 million, respectively.

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

At June 30, 2018 and December 31, 2017, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $109.4 million and $92.2 million, or 6.1% and 5.7% of total assets, respectively. Our investment securities at June 30, 2018 and December 31, 2017 amounted to $73.1 million and $72.1 million, or 4.1% and 4.4% of total assets, respectively. The increase in cash and cash equivalents is primarily attributable to our effort to increase the amount of on balance sheet liquidity. In addition, investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner; however, approximately 6% of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at June 30, 2018.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2018 was $262.7 million, based on the Bank’s $2.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2018 and December 31, 2017 we had $231.3 million and $165.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2018. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $160.9 million at June 30, 2018 and $149.7 million at December 31, 2017. The $11.2 million increase from December 31, 2017 is primarily related to net income of $10.7 million during the first half of 2018, $638,000 from the exercise of stock options, and $717,000 of equity compensation expense, partially offset by a $909,000 decrease in accumulated other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2018 and the year ended December 31, 2017. Since our inception, we have not paid cash dividends.

	June 30, 2018	December 31, 2017
Return on average assets	1.27%	0.87%
Return on average equity	13.95%	9.66%
Return on average common equity	13.95%	9.66%
Average equity to average assets ratio	9.11%	8.98%
Tangible common equity to assets ratio	9.00%	9.21%

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

At both the holding company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. The capital rules require banks and bank holding companies to maintain a minimum total risked-based capital ratio of at least 8%, a total Tier 1 capital ratio of at least 6%, a minimum common equity Tier 1 capital ratio of at least 4.5%, and a leverage ratio of at least 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2018, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$186,631	12.46%	$119,814	8.00%	$149,768	10.00%
Tier 1 Capital (to risk weighted assets)	170,531	11.39%	89,861	6.00%	119,814	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	170,531	11.39%	67,396	4.50%	97,349	6.50%
Tier 1 Capital (to average assets)	170,531	9.69%	70,374	4.00%	87,967	5.00%

	December 31, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$175,016	12.99%	$107,749	8.00%	$134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$191,321	12.77%	$119,814	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	175,221	11.70%	89,861	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	162,221	10.83%	67,396	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	175,221	9.96%	70,392	4.00%	N/A	N/A

	December 31, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$178,665	13.27%	$107,749	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	163,142	12.11%	80,812	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	150,142	11.15%	60,609	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	163,142	10.26%	63,573	4.00%	N/A	N/A

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

OFF-BALANCE SHEET RISK

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2018, unfunded commitments to extend credit were $377.3 million, of which $131.5 million was at fixed rates and $245.8 million was at variable rates. At December 31, 2017, unfunded commitments to extend credit were $310.6 million, of which approximately $85.2 million was at fixed rates and $225.4 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2018 and December 31, 2017, there were commitments under letters of credit for $5.3 million and $6.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(0.47)%
Up 200 basis points	0.47%
Up 100 basis points	0.73%
Base	-
Down 100 basis points	(4.67)%
Down 200 basis points	(7.15)%
Down 300 basis points	(7.08)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk and Interest Rate Sensitivity.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

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

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: July 31, 2018	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2018	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.