Form 10-Q
period 2018-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2018-11-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,450,270 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 25, 2018.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2018 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,199	17,171
Federal funds sold	52,956	49,148
Interest-bearing deposits with banks	21,836	25,846
Total cash and cash equivalents	89,991	92,165
Investment securities:
Investment securities available for sale	66,886	67,603
Other investments	4,929	4,462
Total investment securities	71,815	72,065
Mortgage loans held for sale	9,298	11,790
Loans	1,620,201	1,387,070
Less allowance for loan losses	(16,140)	(15,523)
Loans, net	1,604,061	1,371,547
Bank owned life insurance	33,793	33,132
Property and equipment, net	32,670	32,234
Deferred income taxes	7,998	3,782
Other assets	8,081	7,910
Total assets	$1,857,707	1,624,625
LIABILITIES
Deposits	$1,589,483	1,381,123
Federal Home Loan Bank advances and other borrowings	68,500	67,200
Junior subordinated debentures	13,403	13,403
Other liabilities	19,377	13,213
Total liabilities	1,690,763	1,474,939
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,448,770 and 7,347,851 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	74	73
Nonvested restricted stock	(770)	(502)
Additional paid-in capital	102,171	99,986
Accumulated other comprehensive loss	(1,622)	(456)
Retained earnings	67,091	50,585
Total shareholders’ equity	166,944	149,686
Total liabilities and shareholders’ equity	$1,857,707	1,624,625

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2018	2017	2018	2017
Interest income
Loans	$19,159	15,282	53,314	43,089
Investment securities	487	443	1,284	1,208
Federal funds sold	219	230	980	548
Total interest income	19,865	15,955	55,578	44,845
Interest expense
Deposits	3,928	2,084	10,191	5,073
Borrowings	436	562	1,232	2,504
Total interest expense	4,364	2,646	11,423	7,577
Net interest income	15,501	13,309	44,155	37,268
Provision for loan losses	400	500	1,300	1,500
Net interest income after provision for loan losses	15,101	12,809	42,855	35,768
Noninterest income
Mortgage banking income	1,354	1,403	4,311	4,063
Service fees on deposit accounts	257	324	769	886
ATM and debit card income	381	284	1,085	818
Income from bank owned life insurance	221	224	662	590
Other income	320	307	898	799
Total noninterest income	2,533	2,542	7,725	7,156
Noninterest expenses
Compensation and benefits	6,599	5,698	18,808	16,496
Occupancy	1,350	1,043	3,763	3,042
Outside service and data processing costs	841	794	2,400	2,362
Insurance	376	258	987	845
Professional fees	275	334	1,208	1,029
Marketing	215	199	652	605
Other	532	480	1,554	1,550
Total noninterest expenses	10,188	8,806	29,372	25,929
Income before income tax expense	7,446	6,545	21,208	16,995
Income tax expense	1,664	2,295	4,702	6,030
Net income available to common shareholders	$5,782	4,250	16,506	10,965
Earnings per common share
Basic	$0.78	0.58	2.24	1.59
Diluted	$0.75	0.55	2.13	1.50
Weighted average common shares outstanding
Basic	7,400,174	7,281,594	7,369,473	6,905,017
Diluted	7,746,205	7,668,476	7,741,483	7,291,164

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$5,782	$4,250	16,506	10,965
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(325)	130	(1,475)	626
Tax (expense) benefit	69	(43)	308	(213)
Reclassification of realized (gain) loss	-	-	1	(2)
Tax expense	-	-	-	-
Other comprehensive income (loss)	(256)	87	(1,166)	411
Comprehensive income	$5,526	$4,337	15,340	11,376

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	10,965	10,965
Net issuance of common stock	805,000	8	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	42,267	-	-	-	-	454	-	-	454
Issuance of restricted stock	3,125	-	-	-	(146)	146	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	246	-	-	-	246
Compensation expense related to stock options, net of tax	-	-	-	-	-	743	-	-	743
Other comprehensive income	-	-	-	-	-	-	411	-	411
September 30, 2017	7,319,098	$73	-	$-	$(500)	$99,464	$(93)	$48,505	$147,449
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	16,506	16,506
Proceeds from exercise of stock options	89,419	1	-	-	-	809	-	-	810
Issuance of restricted stock	11,500	-	-	-	(501)	501	-	-	-
Amortization of deferred compensation on restricted stock	-	-	-	-	233	-	-	-	233
Compensation expense related to stock options, net of tax	-	-	-	-	-	875	-	-	875
Other comprehensive loss	-	-	-	-	-	-	(1,166)	-	(1,166)
September 30, 2018	7,448,770	$74	-	$-	$(770)	$102,171	$(1,622)	$67,091	$166,944

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
(dollars in thousands)	2018	2017
Operating activities
Net income	$16,506	$10,965
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	1,300	1,500
Depreciation and other amortization	1,303	1,053
Accretion and amortization of securities discounts and premium, net	341	422
(Gain) loss on sale of investment securities available for sale	1	(2)
(Gain) loss on sale of real estate owned	(7)	3
(Gain) loss on disposal of fixed assets	-	50
Write-down of real estate owned	-	7
Compensation expense related to stock options and grants	1,108	989
Gain on sale of loans held for sale	(4,093)	(4,520)
Loans originated and held for sale	(161,272)	(144,622)
Proceeds from sale of loans held for sale	167,857	147,819
Increase in cash surrender value of bank owned life insurance	(662)	(590)
Increase in deferred tax asset	(3,906)	(2,472)
Increase in other assets, net	(296)	(72)
Increase in other liabilities	6,164	3,773
Net cash provided by operating activities	24,344	14,303
Investing activities
Increase (decrease) in cash realized from:
Origination of loans, net	(233,814)	(165,160)
Purchase of property and equipment	(1,739)	(4,290)
Purchase of investment securities:
Available for sale	(13,903)	(20,675)
Other	(6,782)	(1,811)
Payments and maturities, calls and repayments of investment securities:
Available for sale	6,962	6,918
Other	6,315	4,489
Proceeds from sale of investment securities available for sale	5,841	-
Purchase of life insurance policies	-	(6,850)
Proceeds from sale of real estate owned	132	498
Net cash used for investing activities	(236,988)	(186,881)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	208,360	251,426
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	1,300	(76,000)
Proceeds from issuance of common stock	-	24,758
Proceeds from the exercise of stock options and warrants	810	454
Net cash provided by financing activities	210,470	200,638
Net (decrease) increase in cash and cash equivalents	(2,174)	28,060
Cash and cash equivalents at beginning of the period	92,165	46,552
Cash and cash equivalents at end of the period	$89,991	$74,612
Supplemental information
Cash paid for
Interest	$10,824	$7,404
Income taxes	3,906	5,490
Schedule of non-cash transactions
Real estate acquired in settlement of loans	-	289
Unrealized gain (loss) on securities, net of income taxes	(1,167)	413

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in the settlement of loans, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

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

Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, ATM and debit card income, and gains/losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

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

In February 2018, the FASB amended certain aspects of the guidance issued in ASU 2016-01, the Financial Instruments Topic of the ASC. The amendments clarify certain aspects of the guidance issued in ASU 2016-01. The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 and did not have a material effect on the Company’s financial statements.

In February 2018, the FASB Issued ASU 2018-02, “Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings did not have a material effect on the Company’s financial statements.

Newly Issued, But Not Yet Effective Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases certain properties under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU. At September 30, 2018, the Company had contractual future minimum lease commitments of approximately $15.2 million, before considering renewal options that are generally present, and is currently evaluating the impact of this pronouncement on its financial statements.

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

In March 2017, the FASB amended the requirement in the Receivables-Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2018
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,981	2	349	8,634
SBA securities	3,635	-	163	3,472
State and political subdivisions	8,460	39	127	8,372
Asset-backed securities	6,583	13	10	6,586
Mortgage-backed securities
FHLMC	8,012	-	361	7,651
FNMA	30,100	1	933	29,168
GNMA	3,168	1	166	3,003
Total mortgage-backed securities	41,280	2	1,460	39,822
Total investment securities available for sale	$68,939	56	2,109	66,886

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,749	1	97	8,653
SBA securities	4,087	-	24	4,063
State and political subdivisions	11,242	179	25	11,396
Mortgage-backed securities
FHLMC	9,102	-	149	8,953
FNMA	29,383	3	386	29,000
GNMA	5,618	2	82	5,538
Total mortgage-backed securities	44,103	5	617	43,491
Total investment securities available for sale	$68,181	185	763	67,603

During the first nine months of 2018, there were $5.8 million of investment securities either sold or called, resulting in a loss on sale of $1,000. During the first nine months of 2017, there were $915,000 of investment securities either sold or called, subsequently resulting in a gain on sale of $2,000.

Contractual maturities and yields on the Company’s investment securities at September 30, 2018 and December 31, 2017 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,625	2.12%	6,009	2.75%	-	-	8,634	2.56%
SBA securities	-	-	-	-	-	-	3,472	2.67%	3,472	2.67%
State and political subdivisions	-	-	816	2.60%	4,186	3.09%	3,370	2.83%	8,372	2.94%
Asset-backed securities	-	-	-	-	-	-	6,586	2.91%	6,586	2.91%
Mortgage-backed securities	-	-	3,925	1.83%	9,119	1.80%	26,778	2.48%	39,822	2.26%
Total	$-	-	7,366	2.02%	19,314	2.37%	40,206	2.59%	66,886	2.47%

	December 31, 2017
	Less than one year		One to five years		Five to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$995	1.15%	1,503	2.04%	6,155	2.40%	-	-	8,653	2.20%
SBA securities	-	-	-	-	-	-	4,063	2.45%	4,063	2.45%
State and political subdivisions	-	-	1,163	1.96%	7,162	2.84%	3,071	2.76%	11,396	2.73%
Mortgage-backed securities	432	0.99%	-	-	11,328	1.84%	31,731	2.06%	43,491	1.99%
Total	$1,427	1.10%	2,666	1.59%	24,645	2.27%	38,865	2.15%	67,603	2.17%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2018
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	3	$3,368	$86	6	$4,764	$263	9	$8,132	$349
SBA securities	-	-	-	2	3,472	163	2	3,472	163
State and political subdivisions	4	3,491	48	5	1,935	79	9	5,426	127
Asset-backed securities	2	3,474	10	-	-	-	2	3,474	10
Mortgage-backed securities
FHLMC	-	-	-	10	7,651	361	10	7,651	361
FNMA	4	5,476	60	23	23,656	873	27	29,132	933
GNMA	1	1,206	70	2	1,776	96	3	2,982	166
Total	14	$17,015	$274	48	$43,254	$1,835	62	$60,269	$2,109

	December 31, 2017
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$4,184	$22	4	$3,968	$75	9	$8,152	$97
SBA securities	1	2,936	13	1	1,127	11	2	4,063	24
State and political subdivisions	3	1,214	9	2	792	16	5	2,006	25
Mortgage-backed securities
FHLMC	3	2,897	26	7	6,056	123	10	8,953	149
FNMA	11	14,345	135	13	14,597	251	24	28,942	386
GNMA	2	2,270	40	1	971	42	3	3,241	82
Total	25	$27,846	$245	28	$27,511	$518 53		$55,357	$763

At September 30, 2018, the Company had 14 individual investments with a fair market value of $17.0 million that were in an unrealized loss position for less than 12 months and 48 individual investments with a fair market value of $43.3 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer, including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank stock	$4,373	3,754
Investment in Trust Preferred securities	403	403
Other investments	153	305
Total other investments	$4,929	4,462

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2018 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2018, there were no securities pledged as collateral for borrowings or client deposits. At December 31, 2017, $7.7 million of securities were pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2018, mortgage loans held for sale totaled $9.3 million compared to $11.8 million at December 31, 2017.

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

The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. The Company establishes a reserve at the time loans are sold and updates the reserve estimate on a quarterly basis during the estimated life of the loan.

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.8 million as of September 30, 2018 and $2.3 million as of December 31, 2017.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$372,120	23.0%	$316,818	22.8%
Non-owner occupied RE	399,166	24.6%	312,798	22.6%
Construction	68,415	4.2%	51,179	3.7%
Business	244,348	15.1%	226,158	16.3%
Total commercial loans	1,084,049	66.9%	906,953	65.4%
Consumer
Real estate	311,271	19.2%	273,050	19.7%
Home equity	163,654	10.1%	156,141	11.3%
Construction	38,015	2.4%	28,351	2.0%
Other	23,212	1.4%	22,575	1.6%
Total consumer loans	536,152	33.1%	480,117	34.6%
Total gross loans, net of deferred fees	1,620,201	100.0%	1,387,070	100.0%
Less—allowance for loan losses	(16,140)		(15,523)
Total loans, net	$1,604,061		$1,371,547

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

	September 30, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$25,962	164,564	181,594	372,120
Non-owner occupied RE	35,003	213,384	150,779	399,166
Construction	19,455	26,137	22,823	68,415
Business	74,091	124,489	45,768	244,348
Total commercial loans	154,511	528,574	400,964	1,084,049
Consumer
Real estate	37,128	67,254	206,889	311,271
Home equity	11,097	25,556	127,001	163,654
Construction	20,006	887	17,122	38,015
Other	7,961	10,714	4,537	23,212
Total consumer loans	76,192	104,411	355,549	536,152
Total gross loans, net of deferred fees	$230,703	632,985	756,513	1,620,201
Loans maturing after one year with:
Fixed interest rates				$1,056,262
Floating interest rates				333,236

	December 31, 2017
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$24,171	167,425	125,222	316,818
Non-owner occupied RE	39,519	165,764	107,515	312,798
Construction	13,086	12,796	25,297	51,179
Business	73,588	107,584	44,986	226,158
Total commercial loans	150,364	453,569	303,020	906,953
Consumer
Real estate	30,172	61,809	181,069	273,050
Home equity	13,331	25,807	117,003	156,141
Construction	14,943	1,737	11,671	28,351
Other	7,203	11,371	4,001	22,575
Total consumer	65,649	100,724	313,744	480,117
Total gross loan, net of deferred fees	$216,013	554,293	616,764	1,387,070
Loans maturing after one year with:
Fixed interest rates				$875,991
Floating interest rates				295,066

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average credit risk; however, still have acceptable credit risk.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	September 30, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$368,266	394,880	68,415	238,167	1,069,728
Special mention	725	121	-	3,033	3,879
Substandard	3,129	4,165	-	3,148	10,442
Doubtful	-	-	-	-	-
	$372,120	399,166	68,415	244,348	1,084,049

	December 31, 2017
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$312,628	306,965	51,179	215,729	886,501
Special mention	1,770	2,082	-	5,540	9,392
Substandard	2,420	3,751	-	4,889	11,060
Doubtful	-	-	-	-	-
	$316,818	312,798	51,179	226,158	906,953

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$372,120	398,973	68,415	244,246	1,083,754
30-59 days past due	-	-	-	13	13
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	193	-	89	282
	$372,120	399,166	68,415	244,348	1,084,049

	December 31, 2017
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$316,818	312,477	51,179	224,861	905,335
30-59 days past due	-	129	-	416	545
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	192	-	881	1,073
	$316,818	312,798	51,179	226,158	906,953

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	September 30, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$305,496	160,544	38,015	22,999	527,054
Special mention	1,886	526	-	156	2,568
Substandard	3,889	2,584	-	57	6,530
Doubtful	-	-	-	-	-
	$311,271	163,654	38,015	23,212	536,152

	December 31, 2017
	Real estate	Home equity	Construction	Other	Total
Pass	$269,422	152,545	28,351	22,367	472,685
Special mention	715	1,025	-	88	1,828
Substandard	2,913	2,571	-	120	5,604
Doubtful	-	-	-	-	-
	$273,050	156,141	28,351	22,575	480,117

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$310,665	163,309	38,015	23,082	535,071
30-59 days past due	249	345	-	55	649
60-89 days past due	357	-	-	75	432
Greater than 90 Days	-	-	-	-	-
	$311,271	163,654	38,015	23,212	536,152

	December 31, 2017
	Real estate	Home equity	Construction	Other	Total
Current	$271,284	154,821	28,351	22,506	476,962
30-59 days past due	681	325	-	69	1,075
60-89 days past due	131	995	-	-	1,126
Greater than 90 Days	954	-	-	-	954
	$273,050	156,141	28,351	22,575	480,117

As of September 30, 2018 and December 31, 2017, total loans 30 days or more past due represented 0.08% and 0.34% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.02% and 0.12% of the Company’s total loan portfolio as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, consumer loans 30 days or more past due were 0.07% and 0.23% of total loans, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,680	1,581
Construction	-	-
Business	89	910
Consumer
Real estate	1,153	992
Home equity	850	1,144
Construction	-	-
Other	-	1
Nonaccruing troubled debt restructurings	2,194	2,673
Total nonaccrual loans, including nonaccruing TDRs	5,966	7,301
Other real estate owned	117	242
Total nonperforming assets	$6,083	7,543
Nonperforming assets as a percentage of:
Total assets	0.33%	0.46%
Gross loans	0.38%	0.54%
Total loans over 90 days past due	282	2,027
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$6,699	5,145

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

		September 30, 2018
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,843	2,779	452	75
Non-owner occupied RE	6,341	3,046	2,245	742
Construction	-	-	-	-
Business	3,791	2,583	1,924	843
Total commercial	12,975	8,408	4,621	1,660
Consumer
Real estate	2,930	2,831	2,172	1,214
Home equity	1,753	1,265	116	42
Construction	-	-	-	-
Other	161	161	161	19
Total consumer	4,844	4,257	2,449	1,275
Total	$17,819	12,665	7,070	2,935

		December 31, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,281	2,235	464	179
Non-owner occupied RE	6,827	3,665	2,646	750
Construction	-	-	-	-
Business	3,735	2,764	1,993	1,061
Total commercial	12,843	8,664	5,103	1,990
Consumer
Real estate	2,062	2,037	2,037	1,379
Home equity	2,010	1,575	680	286
Construction	-	-	-	-
Other	171	170	170	22
Total consumer	4,243	3,782	2,887	1,687
Total	$17,086	12,446	7,990	3,677

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,786	41	$2,182	25
Non-owner occupied RE	3,048	29	4,322	57
Construction	-	-	-	-
Business	2,965	44	3,498	58
Total commercial	8,799	114	10,002	140
Consumer
Real estate	2,850	34	2,361	40
Home equity	1,273	17	196	2
Construction	-	-	-	-
Other	162	1	176	1
Total consumer	4,285	52	2,733	43
Total	$13,084	166	$12,735	183

	Nine months ended		Nine months ended			Year ended
	September 30, 2018		September 30, 2017		December 31, 2017
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,792	103	$2,198	78	2,255	104
Non-owner occupied RE	3,070	127	4,503	154	4,144	199
Construction	-	-	-	-	-	-
Business	3,031	123	3,585	165	2,823	162
Total commercial	8,893	353	10,286	397	9,222	465
Consumer
Real estate	2,871	114	2,370	73	2,047	69
Home equity	1,283	61	196	4	1,576	97
Construction	-	-	-	-	-	-
Other	164	4	178	4	174	6
Total consumer	4,318	179	2,744	81	3,797	172
Total	$13,211	532	$13,030	478	13,019	637

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended September 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,699	3,581	544	3,849	3,446	1,431	282	268	16,100
Provision for loan losses	71	379	(44)	(17)	89	(93)	(7)	22	400
Loan charge-offs	-	-	-	(536)	-	-	-	(20)	(556)
Loan recoveries	-	25	-	89	1	80	-	1	196
Net loan charge-offs	-	25	-	(447)	1	80	-	(19)	(360)
Balance, end of period	$2,770	3,985	500	3,385	3,536	1,418	275	271	16,140
Net charge-offs to average loans (annualized)									0.09%
Allowance for loan losses to gross loans									1.00%
Allowance for loan losses to nonperforming loans									270.53%

	Three months ended September 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,964	2,981	350	3,857	3,061	1,608	328	295	15,444
Provision for loan losses	(141)	634	(122)	213	160	(196)	(47)	(1)	500
Loan charge-offs	-	-	-	(388)	-	-	-	(11)	(399)
Loan recoveries	-	1	-	31	1	-	-	1	34
Net loan charge-offs	-	1	-	(357)	1	-	-	(10)	(365)
Balance, end of period	$2,823	3,616	228	3,713	3,222	1,412	281	284	15,579
Net charge-offs to average loans (annualized)									0.11%
Allowance for loan losses to gross loans									1.17%
Allowance for loan losses to nonperforming loans									278.05%

	Nine months ended September 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,534	3,230	325	3,848	3,495	1,600	210	281	15,523
Provision for loan losses	236	857	175	(31)	114	(157)	65	41	1,300
Loan charge-offs	-	(234)	-	(655)	(76)	(140)	-	(54)	(1,159)
Loan recoveries	-	132	-	223	3	115	-	3	476
Net loan charge-offs	-	(102)	-	(432)	(73)	(25)	-	(51)	(683)
Balance, end of period	$2,770	3,985	500	3,385	3,536	1,418	275	271	16,140
Net charge-offs to average loans (annualized)									0.06%

	Nine months ended September 30, 2017
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,843	2,778	295	4,123	2,780	1,475	252	309	14,855
Provision for loan losses	(20)	1,257	(67)	31	359	(75)	29	(14)	1,500
Loan charge-offs	-	(433)	-	(518)	-	-	-	(11)	(962)
Loan recoveries	-	14	-	77	83	12	-	-	186
Net loan charge-offs	-	(419)	-	(441)	83	12	-	(11)	(776)
Balance, end of period	$2,823	3,616	228	3,713	3,222	1,412	281	284	15,579
Net charge-offs to average loans (annualized)									0.08%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	September 30, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,660	1,275	2,935	8,408	4,257	12,665
Collectively evaluated	8,990	4,225	13,205	1,075,641	531,895	1,607,536
Total	$10,640	5,500	16,140	1,084,049	536,152	1,620,201

	December 31, 2017
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,990	1,687	3,677	8,664	3,782	12,446
Collectively evaluated	7,947	3,899	11,846	898,289	476,335	1,374,624
Total	$9,937	5,586	15,523	906,953	480,117	1,387,070

NOTE 5 – Troubled Debt Restructurings

At September 30, 2018, the Company had 26 loans totaling $8.9 million compared to 21 loans totaling $7.8 million at December 31, 2017, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored four commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification.

	For the nine months ended September 30, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	1	-	-	-	1	$506	$592
Business	4	-	-	-	4	1,207	1,532
Consumer
Real estate	2	-	-	-	2	549	669
Total loans	7	-	-	-	7	$2,262	$2,793

	For the nine months ended September 30, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Non-owner occupied RE	1	-	-	-	1	$976	$976
Business	1	1	-	-	2	378	387
Total loans	2	1	-	-	3	$1,354	$1,363

As of September 30, 2018 and 2017, there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2018 and December 31, 2017.

	September 30, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$20,943	Other assets	$189
MBS forward sales commitments	15,750	Other assets	54
Total derivative financial instruments	$36,693		$243

	December 31, 2017
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$15,430	Other assets	$196
MBS forward sales commitments	10,750	Other liabilities	(28)
Total derivative financial instruments	$26,180		$168

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 13 of the Company’s 2017 Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 2 and Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,634	-	8,634
SBA securities	-	3,472	-	3,472
State and political subdivisions	-	8,372	-	8,372
Asset-backed securities	-	6,586	-	6,586
Mortgage-backed securities	-	39,822	-	39,822
Mortgage loans held for sale	-	9,298	-	9,298
Interest rate lock commitments	-	189	-	189
MBS forward sales commitments	-	54	-	54
Total assets measured at fair value on a recurring basis	$-	76,427	-	76,427

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,653	-	8,653
SBA securities	-	4,063	-	4,063
State and political subdivisions	-	11,396	-	11,396
Mortgage-backed securities	-	43,491	-	43,491
Mortgage loans held for sale	-	11,790	-	11,790
Interest rate lock commitments	-	196	-	196
Total assets measured at fair value on a recurring basis	$-	79,589	-	79,589

Liabilities
MBS forward sales commitments	$-	28	-	28
Total liabilities measured at fair value on a recurring basis	$-	28	-	28

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	1,391	8,339	9,730
Other real estate owned	-	23	94	117
Total assets measured at fair value on a nonrecurring basis	$-	1,414	8,433	9,847

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,685	6,084	8,769
Other real estate owned	-	148	94	242
Total assets measured at fair value on a nonrecurring basis	$-	2,833	6,178	9,011

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the impaired loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an impaired loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 7% - 10% of the appraised value. For non-real estate loans, fair value of the impaired loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the impaired loan as nonrecurring Level 3. The fair value of impaired loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

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

The estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,929	4,929	-	-	4,929
Loans[1]	1,591,396	1,569,385	-	-	1,569,385
Financial Liabilities:
Deposits	1,589,483	1,445,228	-	1,445,228	-
FHLB and other borrowings	68,500	68,548	-	68,548	-
Junior subordinated debentures	13,403	14,293	-	14,293	-

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,462	4,462	-	-	4,462
Loans[1]	1,359,101	1,363,915	-	-	1,363,915
Financial Liabilities:
Deposits	1,381,123	1,269,462	-	1,269,462	-
FHLB and other borrowings	67,200	67,890	-	67,890	-
Junior subordinated debentures	13,403	13,166	-	13,166	-

[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2018. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2018 and 2017, there were 181,892 and 109,450 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$5,782	4,250	16,506	10,965
Denominator:
Weighted-average common shares outstanding – basic	7,400,174	7,281,594	7,369,473	6,905,017
Common stock equivalents	346,031	386,882	372,010	386,147
Weighted-average common shares outstanding – diluted	7,746,205	7,668,476	7,741,483	7,291,164
Earnings per common share:
Basic	$0.78	0.58	2.24	1.59
Diluted	$0.75	0.55	2.13	1.50

NOTE 9 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	September 30, 2018					September 30, 2017
	Commercial					Commercial
	and Retail	Mortgage				and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$19,775	90	2	(2)	19,865	$15,868	87	2	(2)	15,955
Interest expense	4,212	-	154	(2)	4,364	2,529	-	119	(2)	2,646
Net interest income (loss)	15,563	90	(152)	-	15,501	13,339	87	(117)	-	13,309
Provision for loan losses	400	-	-	-	400	500	-	-	-	500
Noninterest income	1,179	1,354	-	-	2,533	1,139	1,403	-	-	2,542
Noninterest expense	9,046	1,082	60	-	10,188	7,776	970	60	-	8,806
Net income (loss) before taxes	7,296	362	(212)	-	7,446	6,202	520	(177)	-	6,545
Income tax provision (benefit)	1,632	76	(44)	-	1,664	2,165	192	(62)	-	2,295
Net income (loss)	$5,664	286	(168)	-	5,782	$4,037	328	(115)	-	4,250
Total assets	$1,847,633	9,649	180,420	(179,995)	1,857,707	$1,548,771	8,476	160,905	(160,468)	1,557,684

	Nine months ended					Nine months ended
	September 30, 2018					September 30, 2017
	Commercial					Commercial
	and Retail	Mortgage				and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$55,290	288	6	(6)	55,578	44,612	233	9	(9)	44,845
Interest expense	10,993	-	436	(6)	11,423	7,193	-	393	(9)	7,577
Net interest income (loss)	44,297	288	(430)	-	44,155	37,419	233	(384)	-	37,268
Provision for loan losses	1,300	-	-	-	1,300	1,500	-	-	-	1,500
Noninterest income	3,414	4,311	-	-	7,725	3,093	4,063	-	-	7,156
Noninterest expense	25,982	3,210	180	-	29,372	22,890	2,853	186	-	25,929
Net income before taxes	20,429	1,389	(610)	-	21,208	16,122	1,443	(570)	-	16,995
Income tax provision (benefit)	4,538	292	(128)	-	4,702	5,695	534	(199)	-	6,030
Net income (loss)	$15,891	1,097	(482)	-	16,506	$10,427	909	(371)	-	10,965
Total assets	$1,847,633	9,649	180,420	(179,995)	1,857,707	$1,548,771	8,476	160,905	(160,468)	1,557,684

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2018 as compared to the three and nine month periods ended September 30, 2017 and assesses our financial condition as of September 30, 2018 as compared to December 31, 2017. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

At September 30, 2018, we had total assets of $1.9 billion, a 14.3% increase from total assets of $1.6 billion at December 31, 2017. The largest components of our total assets are loans, cash and cash equivalents and securities which were $1.6 billion, $90.0 million and $71.8 million, respectively, at September 30, 2018. Comparatively, our loans, cash and cash equivalents and securities totaled $1.4 billion, $92.2 million and $72.1 million, respectively, at December 31, 2017. Our liabilities and shareholders’ equity at September 30, 2018 totaled $1.7 billion and $166.9 million, respectively, compared to liabilities of $1.5 billion and shareholders’ equity of $149.7 million at December 31, 2017. The principal component of our liabilities is deposits which were $1.6 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.

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

Our net income to common shareholders was $5.8 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $1.5 million, or 36.0%. Diluted earnings per share (“EPS”) was $0.75 for the third quarter of 2018 as compared to $0.55 for the same period in 2017. The increase in net income resulted primarily from an increase in net interest income and a decrease in income tax expense, partially offset by an increase in noninterest expense. As a result of the Tax Act which was passed in December 2017, our effective tax rate declined to 22.3% for the third quarter of 2018 from 35.1% for the third quarter of 2017.

Our net income to common shareholders was $16.5 million and $11.0 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $5.5 million, or 50.5%. Diluted EPS was $2.13 for the nine months ended September 30, 2018 as compared to $1.50 for the same period in 2017. The increase in net income resulted primarily from an increase in net interest income and noninterest income combined with a decrease in income tax expense, partially offset by an increase in noninterest expense. In addition, our effective tax rate declined to 22.2% from 35.5% for the nine months ended September 30, 2018 and 2017, respectively.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $15.5 million for the three month period ended September 30, 2018, a 16.5% increase over net interest income of $13.3 million for the same period in 2017. Our average earning assets increased 15.8%, or $233.4 million, during the third quarter of 2018 compared to the third quarter of 2017, while our average interest-bearing liabilities increased by $180.7 million during the same period. Our net interest income was $44.2 million for the nine month period ended September 30, 2018, an 18.5% increase over net interest income of $37.3 million for the same period in 2017. In comparison, our average earning assets increased 17.7%, or $248.3 million, during the first nine months of 2018 compared to the first nine months of 2017, while our average interest-bearing liabilities increased by $183.2 million during the same period. The increase in average earning assets in both the three and nine month periods ended September 30, 2018 was primarily related to an increase in average loans, while the increase in average interest-bearing liabilities was primarily a result of an increase in interest-bearing deposits, partially offset by a decrease in our FHLB advances and other borrowings.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” tables reflect the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2018 and 2017. A review of these tables show that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$44,532	$219	1.95%	$69,907	$230	1.31%
Investment securities, taxable	66,706	446	2.65%	63,258	327	2.05%
Investment securities, nontaxable(2)	5,431	53	3.89%	20,222	187	3.67%
Loans(3)	1,592,279	19,159	4.77%	1,322,193	15,282	4.59%
Total interest-earning assets	1,708,948	19,877	4.61%	1,475,580	16,026	4.31%
Noninterest-earning assets	77,708			74,295
Total assets	$1,786,656			$1,549,875

Interest-bearing liabilities
NOW accounts	$240,454	121	0.20%	$214,929	98	0.18%
Savings & money market	686,609	2,324	1.34%	518,918	1,098	0.84%
Time deposits	328,516	1,483	1.79%	326,732	888	1.08%
Total interest-bearing deposits	1,255,579	3,928	1.24%	1,060,579	2,084	0.78%
FHLB advances and other borrowings	36,151	285	3.13%	50,418	446	3.51%
Junior subordinated debentures	13,403	151	4.47%	13,403	116	3.43%
Total interest-bearing liabilities	1,305,133	4,364	1.33%	1,124,400	2,646	0.93%
Noninterest-bearing liabilities	317,423			280,181
Shareholders’ equity	164,100			145,294
Total liabilities and shareholders’ equity	$1,786,656			$1,549,875
Net interest spread			3.28%			3.38%
Net interest income (tax equivalent) / margin		$15,513	3.60%		$13,380	3.60%
Less: tax-equivalent adjustment(2)		12			71
Net interest income		$15,501			$13,309
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.60% for both the three months ended September 30, 2018 and 2017. While our net interest margin remained consistent from the prior year period, our average interest-earning assets grew by $233.4 million during the third quarter of 2018 as compared to the same period in 2017, with the average yield on these assets increasing by 30 basis points to 4.61%. In addition, our average interest-bearing liabilities grew by $180.7 million during the 2018 period while the rate on these liabilities increased 40 basis points to 1.33% for the three months ended September 30, 2018.

The increase in average interest-earning assets for the three months ended September 30, 2018, as compared to the same period in 2017, primarily related to a $270.1 million increase in our average loan balances. In addition, the yield on our average loans increased 18 basis points during the third quarter of 2018 as compared to the same period of 2017, contributing to the increased yield in our average interest earning assets during the third quarter of 2018. The higher yield on our loan portfolio was due to loans being originated or renewed at market rates which are higher than those in the past.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $195.0 million increase in our interest-bearing deposits at an average rate of 1.24%, a 46 basis point increase from the average rate in the third quarter of 2017. This increased balance was partially offset by a $14.3 million decrease in FHLB advances and other borrowings at an average rate of 3.13%, a 38 basis point decrease from the third quarter of 2017.

Our net interest spread was 3.28% for the three months ended September 30, 2018 compared to 3.38% for the same period in 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The ten basis point decrease in our net interest spread was driven by the 40 basis point increase in the cost of our interest-bearing liabilities, partially offset by the 30 basis point increase in yield on our interest-earning assets for the 2018 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the possibility of additional Federal Reserve interest rate increases and a competitive rate environment.

Average Balances, Income and Expenses, Yields and Rates

	For the Nine Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$73,108	$980	1.79%	$65,026	$548	1.13%
Investment securities, taxable	62,530	1,147	2.45%	55,545	850	2.05%
Investment securities, nontaxable(2)	6,047	179	3.96%	19,984	577	3.86%
Loans(3)	1,512,625	53,314	4.71%	1,265,408	43,089	4.55%
Total interest-earning assets	1,654,310	55,620	4.50%	1,405,963	45,064	4.29%
Noninterest-earning assets	76,091			68,852
Total assets	$1,730,401			$1,474,815
Interest-bearing liabilities
NOW accounts	$238,177	315	0.18%	$220,066	304	0.18%
Savings & money market	651,306	6,000	1.23%	451,490	2,471	0.73%
Time deposits	324,443	3,876	1.60%	309,679	2,298	0.99%
Total interest-bearing deposits	1,213,926	10,191	1.12%	981,235	5,073	0.69%
FHLB advances and other borrowings	33,349	805	3.23%	82,810	2,172	3.51%
Junior subordinated debentures	13,403	427	4.26%	13,403	332	3.31%
Total interest-bearing liabilities	1,260,678	11,423	1.21%	1,077,448	7,577	0.94%
Noninterest-bearing liabilities	311,664			267,365
Shareholders’ equity	158,059			130,002
Total liabilities and shareholders’ equity	$1,730,401			$1,474,815
Net interest spread			3.29%			3.35%
Net interest income (tax equivalent) / margin		$44,197	3.57%		$37,487	3.56%
Less: tax-equivalent adjustment(2)		42			219
Net interest income		$44,155			$37,268
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.57% for the nine months ended September 30, 2018 compared to 3.56% for the first nine months of 2017. While our net interest margin increased only one basis point as compared to the same period in 2017, our average interest-earning assets grew by $248.3 million during the same period, with the average yield on these assets increasing by 21 basis points. In addition, our average interest-bearing liabilities grew by $183.2 million during the 2018 period while the rate on these liabilities increased 27 basis points for the nine months ended September 30, 2018.

The increase in our average interest-earning assets related primarily to a $247.2 million increase in our average loan balances for the 2018 period with an increased yield of 16 basis points over the prior year period. The increase in our loan yield is due primarily to loans being originated or renewed at market rates which are higher than those in the past.

In addition, the increase in our average interest-bearing liabilities during the first nine months of 2018 was driven by a $232.7 million increase in our average interest-bearing deposits at an average rate of 1.12%, a 43 basis point increase from the average rate for the first nine months of 2017, partially offset by a $49.5 million decrease in FHLB advances and other borrowings at an average rate of 3.23%, or 28 basis points lower than the first nine months of 2017.

Our net interest spread was 3.29% for the nine months ended September 30, 2018 compared to 3.35% for the same period in 2017. The six basis point decrease in our net interest spread for the 2018 period was driven by the 27 basis point increase in cost on our interest-bearing liabilities, partially offset by the 21 basis point increase in yield on our interest-earning assets. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the possibility of additional Federal Reserve interest rate increases and a competitive rate environment.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2018 vs. 2017				September 30, 2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,122	627	128	3,877	2,599	164	33	2,796
Investment securities	(60)	121	(17)	44	11	36	1	48
Federal funds sold	(84)	114	(41)	(11)	65	43	91	199
Total interest income	2,978	862	70	3,910	2,675	243	125	3,043
Interest expense
Deposits	357	1,270	217	1,844	304	626	197	1,127
FHLB advances and other borrowings	(126)	(47)	13	(160)	(576)	96	(54)	(534)
Junior subordinated debt	-	34	-	34	-	21	-	21
Total interest expense	231	1,257	230	1,718	(272)	743	143	614
Net interest income	$2,747	(395)	(160)	2,192	2,947	(500)	(18)	2,429

Net interest income, the largest component of our income, was $15.5 million for the three months ended September 30, 2018 and $13.3 million for the three months ended September 30, 2017, a $2.2 million, or 16.5%, increase during the third quarter of 2018. The increase in net interest income is due to a $3.9 million increase in interest income, partially offset by a $1.7 million increase in interest expense. During the third quarter of 2018, the primary driver of the increase in net interest income was the $270.1 million increase in our average loan balances as compared to the third quarter of 2017.

	Nine Months Ended
	September 30, 2018 vs. 2017				September 30, 2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$8,418	1,511	296	10,225	$7,455	(538)	(108)	6,809
Investment securities	(111)	206	(19)	76	(149)	17	(2)	(134)
Federal funds sold	68	324	40	432	165	112	149	426
Total interest income	8,375	2,041	317	10,733	7,471	(409)	39	7,101
Interest expense
Deposits	1,118	3,278	722	5,118	712	1,181	289	2,182
FHLB advances and other borrowings	(1,297)	(173)	103	(1,367)	(848)	210	(63)	(701)
Junior subordinated debt	-	95	-	95	-	52	-	52
Total interest expense	(179)	3,200	825	3,846	(136)	1,443	226	1,533
Net interest income	$8,554	(1,159)	(508)	6,887	$7,607	(1,852)	(187)	5,568

Net interest income for the nine months ended September 30, 2018 was $44.2 million compared to $37.3 million for the first nine months ended September 30, 2017, a $6.9 million, or 18.5% increase during the first nine months of 2018 compared to the same period in 2017. The increase in net interest income is due to a $10.7 million increase in interest income, offset in part by a $3.8 million increase in interest expense. During the nine months ended September 30, 2018, the primary driver of the increase in net interest income was the $247.2 million increase in average loan balances as compared to the nine months ended September 30, 2017.

Provision for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion included in Footnote 4 – Loans and Allowance for Loan Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

For the three and nine months ended September 30, 2018, we incurred a noncash expense related to the provision for loan losses of $400,000 and $1.3 million, respectively, which resulted in an allowance for loan losses of $16.1 million, or 1.00% of gross loans, at September 30, 2018. For the three and nine months ended September 30, 2017, our provision for loan losses of $500,000 and $1.5 million, respectively, resulted in an allowance for loan losses of $15.6 million, or 1.17% of gross loans, at September 30, 2017. Factors such as past due loans, as well as nonperforming and classified loan balances are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage banking income	$1,354	1,403	4,311	4,063
Service fees on deposit accounts	257	324	769	886
ATM and debit card income	381	284	1,085	818
Income from bank owned life insurance	221	224	662	590
Other income	320	307	898	799
Total noninterest income	$2,533	2,542	7,725	7,156

Noninterest income decreased $9,000 for the third quarter of 2018 as compared to the same period in 2017. The decrease in total noninterest income for the third quarter of 2018, as compared to the third quarter of 2017, resulted primarily from the following:

●	Mortgage banking income decreased $49,000, or 3.5%, during the third quarter of 2018 primarily due to lower origination volume when compared to the same period in 2017.
●	Service fees on deposit accounts decreased $67,000, or 20.7%, primarily due to lower volume of non-sufficient funds (“NSF”) fee income.

Partially offsetting these decreases in noninterest income in the third quarter of 2018 was a $97,000 increase in ATM and debit card income which was driven by an increase in transaction volume.

Noninterest income increased $569,000, or 8.0%, during the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in total noninterest income during the nine months ended September 30, 2018, as compared to the same period in 2017, resulted primarily from the following:

●	Mortgage banking income increased $248,000, or 6.1%, driven by higher origination volume during the nine months ended September 30, 2018.
●	ATM and debit card income increased $267,000, or 32.6%, during the nine months ended September 30, 2018 primarily due to an increase in transaction volume.
●	Other income increased $99,000, or 12.4%, primarily due to a $50,000 loss recognized in the 2017 period related to our move from a leased space to our new building in Charleston, South Carolina, combined with $36,000 of additional wire transfer fee income.

Partially offsetting these increases in noninterest income during the nine months ended September 30, 2018, was a $117,000 decrease in service fees on deposit accounts driven by lower volume of NSF fee income.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Compensation and benefits	$6,599	5,698	18,808	16,496
Occupancy	1,350	1,043	3,763	3,042
Outside service and data processing costs	841	794	2,400	2,362
Insurance	376	258	987	845
Professional fees	275	334	1,208	1,029
Marketing	215	199	652	605
Other	532	480	1,554	1,550
Total noninterest expense	$10,188	8,806	29,372	25,929

Noninterest expense was $10.2 million for the three months ended September 30, 2018, a $1.4 million, or 15.7%, increase from noninterest expense of $8.8 million for the three months ended September 30, 2017. The increase in total noninterest expense for the third quarter of 2018, as compared to the third quarter of 2017, resulted primarily from the following:

●	Compensation and benefits expense increased $901,000, or 15.8%, relating primarily to increases in base compensation, incentive compensation and benefits expense. Base compensation increased by $657,000 driven by the addition of 25 new employees – five of which were hired in conjunction with the opening of our new offices in the Triad region of North Carolina and Summerville, South Carolina; five of which were hired to support our Atlanta team; seven of which were hired in client services roles; and the remaining eight of which were hired to support loan and deposit growth as well as mortgage operations. Incentive compensation increased by $84,000 and benefits expense increased by $162,000 in the third quarter of 2018. The increase in incentive compensation and benefits expense related to the additional number of employees at September 30, 2018 compared to the 2017 period.

●	Occupancy expense increased by $307,000, or 29.4%, driven primarily by a $224,000 increase in rent expense related to our new offices in Atlanta, Georgia, the Triad region of North Carolina and Summerville, South Carolina combined with additional depreciation, maintenance and property expenses on the properties we own.

●	Insurance expense increased $118,000, or 45.7%, relating primarily to an increase in FDIC insurance premiums.

Noninterest expense was $29.4 million for the nine months ended September 30, 2018, a $3.4 million, or 13.3%, increase from noninterest expense of $25.9 million for the nine months ended September 30, 2017. The increase in total noninterest expense for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, resulted primarily from the following:

●	Compensation and benefits expense increased $2.3 million, or 14.0%, relating primarily to the addition of the 25 new employees discussed above. Compensation and benefits expense includes base and incentive compensation and benefits expense.

●	Occupancy expense increased by $721,000, or 23.7%, driven primarily by a $404,000 increase in rent expense combined with additional depreciation, maintenance and property expenses on the properties we own.

●	Professional fees increased by $179,000, or 17.4%, due primarily to increased legal and accounting fees, and loan appraisal and loan attorney fees on our commercial and consumer loans.
●	Insurance expense increased $142,000, or 16.8%, relating primarily to an increase in FDIC insurance premiums.

Our efficiency ratio was 56.5% for the third quarter of 2018 as compared to 55.6% for the same period in 2017. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The increase during the 2018 period relates primarily to the increase in noninterest expense, partially offset by the increase in interest income and noninterest income compared to the prior year.

We incurred income tax expense of $1.7 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $4.7 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 22.3% and 35.1% for the three months ended September 30, 2018 and 2017, respectively, and 22.2% and 35.5% for the nine months ended September 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 periods is a result of The Tax Act which was passed in December 2017 and became effective January 1, 2018.

Balance Sheet Review

Investment Securities
At September 30, 2018, the $71.8 million in our investment securities portfolio represented approximately 3.9% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $66.9 million and an amortized cost of $68.9 million resulting in an unrealized loss of $2.1 million. At December 31, 2017, the $72.1 million in our investment securities portfolio represented approximately 4.4% of our total assets. At December 31, 2017, we held investment securities available for sale with a fair value of $67.6 million and an amortized cost of $68.2 million for an unrealized loss of $578,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2018 and 2017 were $1.5 billion and $1.3 billion, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2018 and December 31, 2017 were $1.6 billion and $1.4 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2018, our loan portfolio included $1.4 billion, or 83.5%, of real estate loans. As of December 31, 2017, real estate loans made up 82.1% of our loan portfolio and totaled $1.1 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $163.7 million as of September 30, 2018, of which approximately 45% were in a first lien position, while the remaining balance was second liens, compared to $156.1 million as of December 31, 2017, with approximately 40% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $89,000 and a loan to value of 70% as of September 30, 2018, compared to an average loan balance of $89,000 and a loan to value of approximately 71% as of December 31, 2017. Further, 0.2% and 0.8% of our total home equity lines of credit were over 30 days past due as of September 30, 2018 and December 31, 2017, respectively.

Following is a summary of our loan composition at September 30, 2018 and December 31, 2017. During the first nine months of 2018, our loan portfolio increased by $233.1 million, or 16.8%. Our commercial and consumer loan portfolios each experienced growth during the nine months ended September 30, 2018 with a 19.5% increase in commercial loans and a 11.7% increase in consumer loans during the period. Of the $233.1 million in loan growth during the first nine months of 2018, $214.3 million of the increase was in loans secured by real estate, $18.2 million in commercial business loans and $637,000 in other consumer loan balances. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $381,000, a term of ten years, and an average rate of 4.40% as of September 30, 2018, compared to a principal balance of $375,000 a term of ten years, and an average rate of 4.30% as of December 31, 2017.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$372,120	23.0%	$316,818	22.8%
Non-owner occupied RE	399,166	24.6%	312,798	22.6%
Construction	68,415	4.2%	51,179	3.7%
Business	244,348	15.1%	226,158	16.3%
Total commercial loans	1,084,049	66.9%	906,953	65.4%

Consumer
Real estate	311,271	19.2%	273,050	19.7%
Home equity	163,654	10.1%	156,141	11.3%
Construction	38,015	2.4%	28,351	2.0%
Other	23,212	1.4%	22,575	1.6%
Total consumer loans	536,152	33.1%	480,117	34.6%
Total gross loans, net of deferred fees	1,620,201	100.0%	1,387,070	100.0%
Less—allowance for loan losses	(16,140)		(15,523)
Total loans, net	$1,604,061		$1,371,547

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2018 and December 31, 2017, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial	$1,769	2,491
Consumer	2,003	2,137
Nonaccruing troubled debt restructurings	2,194	2,673
Total nonaccrual loans	5,966	7,301
Other real estate owned	117	242
Total nonperforming assets	$6,083	7,543

At September 30, 2018, nonperforming assets were $6.1 million, or 0.33% of total assets and 0.38% of gross loans. Comparatively, nonperforming assets were $7.5 million, or 0.46% of total assets and 0.54% of gross loans at December 31, 2017. Nonaccrual loans were $6.0 million at September 30, 2018, a $1.3 million decrease from December 31, 2017. During the first nine months of 2018, ten loans were put on nonaccrual status while eight nonaccrual loans were either paid or charged-off and five loans were returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2018 and 2017 was approximately $201,000 and $251,000, respectively.

Nonperforming assets include other real estate owned which was comprised of two commercial properties totaling $117,000 at September 30, 2018, a $125,000 decrease from December 31, 2017. Both of these properties are located in the Upstate of South Carolina. We believe that these properties are appropriately valued at the lower of cost or market as of September 30, 2018.

At September 30, 2018 and December 31, 2017, the allowance for loan losses represented 270.5% and 212.6% of the total amount of nonperforming loans, respectively. A significant portion, or 84%, of nonperforming loans at September 30, 2018 was secured by real estate. Our nonperforming loans have been written down to approximately 54% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $16.1 million as of September 30, 2018 to be adequate.

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

In addition, at September 30, 2018, 83% of our loans are collateralized by real estate and 80% of our impaired loans are secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2018, we do not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2018, impaired loans totaled $12.7 million for which $7.1 million of these loans have a reserve of approximately $2.9 million allocated in the allowance. During the first nine months of 2018, the average recorded investment in impaired loans was approximately $13.2 million. Comparatively, impaired loans totaled $12.4 million at December 31, 2017, of which $8.0 million had a reserve of approximately $3.7 million allocated in the allowance. During 2017, the average recorded investment in impaired loans was approximately $13.0 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2018, we determined that we had loans totaling $8.9 million that we considered TDRs. As of December 31, 2017, we had loans totaling $7.8 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $16.1 million and $15.6 million at September 30, 2018 and 2017, respectively, or 1.00% of outstanding loans at September 30, 2018 and 1.17% of outstanding loans at September 30, 2017. During the nine months ended September 30, 2018, we charged-off $1.2 million of loans and recorded $476,000 of recoveries on loans previously charged-off, for net charge-offs of $683,000, or 0.06% of average loans, annualized. Comparatively, we charged-off $962,000 of loans and recorded $186,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $776,000, or 0.08% of average loans, annualized, for the first nine months of 2017.

At December 31, 2017, our allowance for loan losses was $15.5 million, or 1.12% of outstanding loans, and we had net loans charged-off of $1.3 million for the year ended December 31, 2017.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended
	September 30,		Year ended
(dollars in thousands)	2018	2017	December 31, 2017
Balance, beginning of period	$15,523	14,855	14,855
Provision	1,300	1,500	2,000
Loan charge-offs	(1,159)	(962)	(1,638)
Loan recoveries	476	186	306
Net loan charge-offs	(683)	(776)	(1,332)
Balance, end of period	$16,140	15,579	15,523

Deposits and Other Interest-Bearing Liabilities
Our primary source of funds for loans and investments is our deposits and advances from the FHLB. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. Our internal guidelines regarding the use of brokered CDs limit our brokered CDs to 20% of total deposits. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $1.5 billion, or 95.6% of total deposits at September 30, 2018, while our out-of-market, or brokered, deposits represented $70.6 million, or 4.4% of our total deposits at September 30, 2018. At December 31, 2017, retail deposits represented $1.4 billion, or 98.0% of our total deposits, and brokered CDs were $28.1 million, representing 2.0% of our total deposits. Our loan-to-deposit ratio was 101.9% at September 30, 2018 and 100.4% at December 31, 2017.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Non-interest bearing	$300,331	295,680
Interest bearing:
NOW accounts	237,860	229,945
Money market accounts	680,824	545,029
Savings	16,041	16,298
Time, less than $100,000	62,744	55,461
Time and out-of-market deposits, $100,000 and over	291,683	238,710
Total deposits	$1,589,483	1,381,123

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.4 billion and $1.2 billion at September 30, 2018, and December 31, 2017, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended
	September 30,
	2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$296,737	-%	256,731	-%
Interest bearing demand deposits	238,177	0.18%	220,066	0.18%
Money market accounts	635,269	1.26%	435,939	0.76%
Savings accounts	16,037	0.05%	15,551	0.05%
Time deposits less than $100,000	59,087	1.35%	50,345	0.81%
Time deposits greater than $100,000	265,356	1.65%	259,258	1.03%
Total deposits	$1,510,663	0.90%	1,237,890	0.55%

During the nine months ended September 30, 2018, our average transaction account balances increased by $257.9 million, or 27.8%, from the nine months ended September 30, 2017, while our average time deposit balances increased by $14.8 million during the same nine month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2018 was as follows:

(dollars in thousands)	September 30, 2018
Three months or less	$39,563
Over three through six months	55,643
Over six through twelve months	69,629
Over twelve months	126,848
Total	$291,683

Included in time deposits of $100,000 or more at September 30, 2018 is $40.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.04%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2018 and December 31, 2017 were $198.9 million and $131.7 million, respectively.

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

At September 30, 2018 and December 31, 2017, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $90.0 million and $92.2 million, or 4.8% and 5.7% of total assets, respectively. Our investment securities at September 30, 2018 and December 31, 2017 amounted to $71.8 million and $72.1 million, or 3.9% and 4.4% of total assets, respectively.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at September 30, 2018.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2018 was $255.3 million, based on the Bank’s $4.4 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2018 and December 31, 2017, we had $212.7 million and $165.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2018. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, borrowings from the FHLB, and short-term repurchase agreements will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $166.9 million at September 30, 2018 and $149.7 million at December 31, 2017. The $17.3 million increase from December 31, 2017 is primarily related to net income of $16.5 million during the first nine months of 2018, $810,000 from the exercise of stock options, and $1.1 million of equity compensation expense, partially offset by a $1.2 million decrease in accumulated other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2018 and the year ended December 31, 2017. Since our inception, we have not paid cash dividends.

	September 30, 2018	December 31, 2017
Return on average assets	1.28%	0.87%
Return on average equity	13.96%	9.66%
Return on average common equity	13.96%	9.66%
Average equity to average assets ratio	9.13%	8.98%
Tangible common equity to assets ratio	8.99%	9.21%

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

At both the Company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. The capital rules require banks and bank holding companies to maintain a minimum total risked-based capital ratio of at least 8%, a total Tier 1 capital ratio of at least 6%, a minimum common equity Tier 1 capital ratio of at least 4.5%, and a leverage ratio of at least 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2018, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$192,621	12.18%	$126,554	8.00%	$158,192	10.00%
Tier 1 Capital (to risk weighted assets)	176,481	11.16%	94,915	6.00%	126,554	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	176,481	11.16%	71,186	4.50%	102,825	6.50%
Tier 1 Capital (to average assets)	176,481	9.87%	71,557	4.00%	89,446	5.00%

	December 31, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$175,016	12.99%	$107,749	8.00%	$134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$197,706	12.50%	$126,554	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	181,566	11.48%	94,915	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	168,566	10.66%	71,186	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	181,566	10.15%	71,557	4.00%	N/A	N/A

	December 31, 2017
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$178,665	13.27%	$107,749	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	163,142	12.11%	80,812	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	150,142	11.15%	60,609	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	163,142	10.26%	63,573	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2018, unfunded commitments to extend credit were $390.5 million, of which $135.1 million was at fixed rates and $255.4 million was at variable rates. At December 31, 2017, unfunded commitments to extend credit were $310.6 million, of which approximately $85.2 million was at fixed rates and $225.4 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2018 and December 31, 2017, there were commitments under letters of credit for $9.4 million and $6.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(2.83)%
Up 200 basis points	(1.09)%
Up 100 basis points	(0.04)%
Base	-
Down 100 basis points	(3.57)%
Down 200 basis points	(6.02)%
Down 300 basis points	(5.85)%

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 1, 2018	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2018	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.