Form 10-K
period 2018-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2019-02-28
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2018 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2018), was $302,664,257.

7,483,041 shares of the registrant’s common stock were outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with ten retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, two retail offices in the Raleigh and Greensboro markets of North Carolina and one retail office in Atlanta, Georgia.

The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its subsidiaries.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We have historically insisted that the identification of talented bankers drives our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $121 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to our local competitors, as evidenced by our 56.5% efficiency ratio for the year ended December 31, 2018.

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

Attractive South Carolina, North Carolina and Georgia Markets. We have ten banking offices located in Greenville, Columbia and Charleston, South Carolina, which are the three largest markets in South Carolina, two banking offices located in Raleigh and Greensboro, North Carolina, which are the second and third largest markets in North Carolina, respectively, and one banking office located in Atlanta, Georgia, which is the largest market in Georgia. The following table illustrates our market share, by insured deposits as of the dates indicated, in these five markets:

			Our Market Deposits
		June 30,	Total Market
Market(1)	Total Offices	2018	Deposits(2)
		(Dollars in thousands)
Greenville	4	$838,775	$16,978,025
Columbia	3	326,557	19,532,799
Charleston	3	351,470	13,918,513
Raleigh	1	46,713	27,489,640
Greensboro	1	N/A	12,094,571
Atlanta	1	14,396	173,054,575

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2018 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson-Mauldin MSA is the most populous market in South Carolina with an estimated 895,923 residents as reported in March 2018. The median household income for the Greenville-Anderson-Mauldin MSA was $51,154 for 2018. A large and diverse metropolitan area, the Greenville-Anderson-Mauldin MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 825,033 residents as reported in March 2018. The median household income for the Columbia MSA was $54,480 for 2018.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 775,831 residents as reported in March 2018. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $60,546 for 2018. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Raleigh. The city of Raleigh is the second largest city in the state and is located in Wake County, North Carolina. The Raleigh MSA is one of the most populous markets in the state of North Carolina with an estimated population of 1.34 million residents as reported in March 2018. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh MSA was approximately $72,576 for 2018. We opened our first retail office in Raleigh in January 2017.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County. The Greensboro-High Point MSA has an estimated population of 761,184 residents as reported in March 2018. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro MSA was approximately $50,285 for 2018. We opened our first retail office in Greensboro in April 2018.

Atlanta. The Atlanta-Sandy Springs-Roswell MSA has the ninth largest population in the U.S. with 5.88 million residents as reported in March 2018. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta MSA is $65,381 for 2018. We opened our first retail office in Atlanta in August 2017.

We believe that the demographics and growth characteristics of these six markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., F. Justin Strickland, and Michael D. Dowling, whose biographies are included below. These executives lead a team of 34 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

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

Michael D. Dowling has served as an Executive Vice President and the Chief Financial Officer of our Company and our Bank since 2011. He has over 24 years of experience in the banking industry. Mr. Dowling was previously employed with KPMG LLP from 1994 until 2011, including most recently as an Audit Partner (2005-2011) and a member of KPMG’s Financial Services practice. Mr. Dowling has extensive experience working with public companies and financial institutions. He is a 1993 graduate of Clemson University, with a degree in Accounting and is a CPA in South Carolina and North Carolina.

In addition to Messrs. Seaver, Strickland and Dowling, our executive management team consists of 11 individuals who bring an average of 25 years of experience in the banking industry.

The management team is complemented by a dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2018, our executive officers and board of directors owned an aggregate of 833,058 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 11.16% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 229 full-time equivalent employees as of December 31, 2018. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2018, 75% of deposits were acquired through our office network, 22% came through the commercial remote deposit capture channel and the remaining 3% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

We will continue to expand our franchise, but only in a controlled manner. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also choose to enter new metropolitan markets contiguous to, or nearby, our current South Carolina footprint, such as our recently opened expansions in Raleigh and Greensboro, North Carolina and Atlanta, Georgia, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2018, we had net loans of $1.66 billion, representing 87.4% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, Charleston, Raleigh, Greensboro and Atlanta including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2018, our average loan size was approximately $235,000. Excluding home equity lines of credit, the average loan size was approximately $286,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2018, our 10 largest client loan relationships represented approximately $181.7 million, or 10.8%, of our loan portfolio.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2018, the maximum amount we could lend to one borrower is $29.7 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2018 is $20.8 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2018, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 82.3% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 16.3% and 1.4%, respectively, of our total loan portfolio at December 31, 2018.

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

●

Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2018, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $771.3 million, or approximately 46.0% of our loan portfolio. Of our commercial real estate loan portfolio, $404.3 million in loans were non-owner occupied properties, representing 35.8% of our commercial real estate portfolio and 24.1% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $367.0 million in loans or 32.5% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 21.9% of our total loan portfolio. At December 31, 2018, our individual commercial real estate loans ranged in size from approximately $10,000 to $18.7 million, with an average loan size of approximately $644,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●

Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2018, total commercial and consumer construction loans amounted to $122.3 million, or 7.3% of our loan portfolio. Commercial construction loans represented $84.4 million, or 5.0%, of our total loan portfolio, while consumer construction loans represented $37.9 million, or 2.3% of our total loan portfolio. At December 31, 2018, our commercial construction real estate loans ranged in size from approximately $40,000 to $10.4 million, with an average loan balance of approximately $1.2 million. At December 31, 2018, our consumer or residential construction loans ranged in size from approximately $10,000 to $3.0 million, with an average loan size of approximately $340,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

●

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2018, commercial business loans amounted to $273.0 million, or 16.3% of our loan portfolio, and ranged in size from approximately $5,000 to $13.9 million, with an average loan size of approximately $193,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2018, we had originated one loan utilizing government enhancements.

●

Consumer Real Estate Loans and Home Equity Loans. At December 31, 2018 consumer real estate loans (other than construction loans) amounted to $486.9 million, or 29.0% of our loan portfolio. Included in the consumer real estate loans was $320.9 million, or 19.1% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $165.9 million, or 9.9% of our total loan portfolio. At December 31, 2018, our individual residential real estate loans ranged in size from $10,000 to $6.1 million, with an average loan size of approximately $377,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2018, our individual home equity lines of credit ranged in size from $5,000 to $1.9 million, with an average of approximately $109,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2018, consumer loans other than real estate amounted to $23.8 million, or 1.4% of our loan portfolio, and ranged in size from $5,000 to $2.2 million, with an average loan size of approximately $14,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented $79.3 million, or 4.8%, of total deposits at December 31, 2018. In an effort to obtain lower costing deposits, we have focused on expanding our retail deposit program. We currently have 13 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by senior management of the Bank. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville, Columbia and Charleston, South Carolina; Raleigh and Greensboro, North Carolina; Atlanta, Georgia and elsewhere.

As of June 30, 2018, the most recent date for which market data is available, there were 31 financial institutions in our primary market of Greenville County, 17 financial institutions in the Columbia market, 27 financial institutions in the Charleston market, 32 financial institutions in the Raleigh market, 17 financial institutions in the Greensboro market and 48 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wells Fargo, and SunTrust. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2018, we employed a total of 229 full-time equivalent employees. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the SEC which are accessible electronically at the SEC’s website at www.sec.gov. We maintain an Internet website at www.southernfirst.com where these reports can also be accessed.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions. The Reform Law contains several important provisions, including:

●	Exempting banks with less than $10 billion in total consolidated assets from the Volcker Rule and easing certain naming restrictions; and
●	Reducing reporting and supervision requirements applicable to community banks.

Section 201 of the Reform Law simplifies applicable leverage capital requirements and risk-based capital requirements for banks with total consolidated assets of less than $10 billion. The Reform Law requires the federal banking agencies to establish, through notice and comment rulemaking, a “Community Bank Leverage Ratio” (i.e., a ratio of tangible equity capital to average total consolidated assets, as reported on the bank’s regulatory filing with the appropriate federal banking agency) of between eight and ten percent. The federal banking agencies must also establish procedures for the treatment of banks that fall below the Community Bank Leverage Ratio percentage after having previously exceeded it. Banks that exceed the Community Bank Leverage Ratio will be considered to have met the generally applicable leverage capital and the generally applicable risk-based capital requirements of the federal banking agency, as well as, the capital ratio requirements that are required to considered “well-capitalized” under Section 38 of the FDIA.

Section 203 of the Reform Law excludes banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”.

The Reform Law also reduces reporting requirements under the FDIA for banks that (i) have less than $5 billion in total consolidated assets; and (ii) satisfy such other criteria as the federal banking agencies deem appropriate. Section 205 of the Reform Law requires the federal banking agencies to issue regulations to allow for a reduced reporting requirement for a bank filing the first and third quarterly reports of condition (i.e., call reports) required under Section 7(a) of the FDIA. The Reform Law leaves discretion to the federal banking agencies to determine what constitutes “reduced” reporting requirements. In January 2019, the federal banking agencies were accepting comments on a proposed rule to reduce reporting requirements for certain banks.

The Federal Reserve is required under Section 207 to increase the size of bank holding companies from $1 billion to $3 billion in total consolidated assets that are able to utilize acquisition debt financing under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” for purposes of applications under the Bank Holding Company Act of 1956. In August 2018, the Federal Reserve completed this task through an interim final rule.

Banks with up to $3 billion in total consolidated assets will be permitted to be examined by their federal banking regulator every 18 months (as opposed to every 12 months). The Reform Law does not otherwise alter the FDIA requirements that in order to be subject to the 18-month periodic review, the bank must be well capitalized and found to be well managed after its most recent examination, with a composite condition of outstanding. The bank must also not be subject to an enforcement action and no person shall have acquired control of the bank in the previous 12-month period. In August 2018, the federal banking agencies adopted an interim final rule to implement this change.

The ultimate impact of certain sections of the Reform Act remain to be seen as it still requires action by federal banking agencies through the rulemaking process.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks than those previously in place. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rules as applicable to us began to phase in on January 1, 2015 and were fully phased in on January 1, 2019.

The rules include certain higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a Common Equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.

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

It is management’s belief that, as of December 31, 2018, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2018, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds. As a result of the Reform Law, after implementation of the rulemaking process by the federal banking agencies, we expect to no longer be subject to the Volcker Rule.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

●

Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally was favorable to us by resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets. Generally accepted accounting principles ("GAAP") required that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the Company recorded an incremental income tax expense of $2.4 million in the fourth quarter of 2017 related to the Tax Act, resulting primarily from a remeasurement of deferred tax assets of $17.4 million.

●

Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminated certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.

●

Business Asset Expensing. The Tax Act allowed taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

●

Interest Expense. The Tax Act limited a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

●	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
●	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
●	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.
●	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.
●	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. Even if approved, rate restrictions will govern the rate a bank may pay on brokered deposits. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

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

As of December 31, 2018, the Bank was deemed to be “well capitalized.”

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

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

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

On February 12, 2018, the date of the most recent examination report, the Bank received a satisfactory CRA rating.

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	The Dodd-Frank Act that created the CFPB within the Federal Reserve Board, which has broad rulemaking authority over a wide range of consumer laws that apply to all insured depository institutions;
●	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
●	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	The Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute check,” such as digital images and copies made from that image, the same legal standing as the original paper check; and
●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations. The Act also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Financial Crimes Enforcement Network (“FinCEN”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact FinCEN.

The Office of Foreign Assets Control. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that U.S. entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or if the Bank is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Recent cyberattacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On March 21, 2018, June 13, 2018, September 26, 2018 and December 18, 2018, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, as expected from the previous year. Further increases may occur in 2019, but, if so, there is no announced timetable.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2018.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposal rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2018.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Based on the Bank’s loan portfolio as of December 31, 2018, it did not exceed the 300% and 100% guidelines for commercial real estate loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. As of December 31, 2018, approximately 76% of our loan portfolio was in fixed rate loans, while only 24% was in variable rate loans. In a rising rate environment, the higher percentage of fixed rate loans could have an adverse effect on our profitability. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest-earning assets, resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

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

Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in March, June, September and December 2018 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

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

We may expand into new markets, as we did in Columbia, South Carolina in 2007, Charleston, South Carolina in 2012, Raleigh, North Carolina in 2017, Atlanta, Georgia in 2017, Summerville, South Carolina in February 2018 and Greensboro, North Carolina in April 2018. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. These activities would involve a number of risks, including:

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

As of December 31, 2018, approximately 82.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2018, 51.0% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. While economic conditions and real estate in our local markets have improved since the end of the economic recession, a return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 236.8% of the Bank’s total risk-based capital at December 31, 2018.

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

At December 31, 2018, commercial business loans comprised 16.3% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2018, 51.0% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a onetime cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

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

Environmental liability associated with commercial lending could result in losses.

In the course of business, the Bank may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Bank may be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

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

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd Frank Act. This rule substantially amended the regulatory risk based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank were fully phased in on January 1, 2019.

The rule includes certain higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to us:

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

In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019.

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

Our common stock is not an insured deposit and is not guaranteed by the FDIC.

Shares of our common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in shares of our common stock is inherently risky for the reasons described herein and our shareholders will bear the risk of loss if the value or market price of our common stock is adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank's main office is located at 100 Verdae Boulevard, Suite 100, Greenville, South Carolina 29607. In addition, we currently operate nine additional offices located in Greenville, Columbia and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, and one office in Atlanta, Georgia. We lease five of our offices and own the remaining eight locations. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 1,900 shareholders of record on February 22, 2019.

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

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2018. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (c) (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (a)	warrants and rights (b)	column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	139,691	$5.74	-
2010 Stock Incentive Plan – options	363,460	18.73	14,375
2010 Stock Incentive Plan – restricted stock	-	-	-
2016 Equity Incentive Plan – options	143,660	40.27	255,715
2016 Equity Incentive Plan – restricted stock	-	-	46,424
Total	646,811	$20.71	316,514

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

	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Southern First Bancshares	$100.00	128.16	170.93	271.08	310.62	241.49
SNL Southeast Bank Index	$100.00	112.63	110.87	147.18	182.06	150.42
Russell 2000 Index	$100.00	104.89	100.26	121.63	139.44	124.09

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
BALANCE SHEET DATA
Total assets	$1,900,614	1,624,625	1,340,908	1,217,293	1,029,865
Investment securities	79,026	72,065	70,222	95,471	61,546
Loans (1)	1,677,332	1,387,070	1,163,644	1,004,944	871,446
Allowance for loan losses	15,762	15,523	14,855	13,629	11,752
Deposits	1,648,136	1,381,123	1,091,151	985,733	788,907
FHLB advances and other borrowings	50,000	67,200	115,200	115,200	135,200
Junior subordinated debentures	13,403	13,403	13,403	13,403	13,403
Common equity	173,916	149,686	109,872	94,240	82,992
Preferred stock	-	-	-	-	-
Shareholders’ equity	173,916	149,686	109,872	94,240	82,992
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$76,657	61,209	51,191	46,030	39,948
Interest expense	16,505	10,333	8,192	7,501	6,908
Net interest income	60,152	50,876	42,999	38,529	33,040
Provision for loan losses	1,900	2,000	2,300	3,200	4,175
Net interest income after provision for loan losses	58,252	48,876	40,699	35,329	28,865
Noninterest income	10,201	9,337	10,846	8,416	5,780
Noninterest expenses	39,763	34,552	31,176	28,209	24,907
Income before income tax expense	28,690	23,661	20,369	15,536	9,738
Income tax expense	6,401	10,616	7,333	5,369	3,113
Net income	22,289	13,045	13,036	10,167	6,625
Preferred stock dividends	-	-	-	-	915
Net income available to common shareholders	$22,289	13,045	13,036	10,167	5,710
PER COMMON SHARE DATA
Basic	$3.02	1.86	2.06	1.64	1.15
Diluted	2.88	1.76	1.94	1.55	1.10
Book value	23.29	20.37	17.00	14.98	13.34
Weighted average number of common shares outstanding:
Basic, in thousands	7,384	7,006	6,318	6,205	4,981
Diluted, in thousands	7,737	7,393	6,721	6,561	5,201
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	1.27%	0.87%	1.04%	0.90%	0.69%
Return on average equity	13.83%	9.66%	12.73%	11.42%	8.92%
Return on average common equity	13.83%	9.66%	12.73%	11.42%	12.03%
Net interest margin, tax equivalent(2)	3.58%	3.57%	3.63%	3.63%	3.68%
Efficiency ratio (3)	56.52%	57.38%	57.90%	60.09%	64.16%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.35%	0.54%	0.53%	0.90%	1.14%
Nonperforming assets to total assets	0.31%	0.46%	0.46%	0.75%	0.97%
Net charge-offs to average total loans	0.11%	0.10%	0.10%	0.14%	0.33%
Allowance for loan losses to nonperforming loans	270.36%	212.60%	270.95%	205.98%	176.72%
Allowance for loan losses to total loans	0.94%	1.12%	1.28%	1.36%	1.35%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.49%	13.27%	12.11%	11.95%	12.51%
Tier 1 risk-based capital ratio	11.53%	12.11%	10.86%	10.70%	11.25%
Leverage ratio	10.14%	10.26%	9.42%	8.78%	9.52%
Common equity tier 1 ratio(4)	10.73%	11.15%	9.71%	9.40%	7.76%
Tangible common equity(5)	9.15%	9.21%	8.19%	7.74%	8.06%
Growth Ratios:
Change in assets	16.99%	21.16%	10.15%	18.20%	15.61%
Change in loans	20.93%	19.20%	15.79%	15.32%	18.78%
Change in deposits	19.33%	26.57%	10.69%	24.95%	15.96%
Change in net income to common shareholders	70.86%	0.07%	28.22%	78.06%	30.69%
Change in earnings per common share - diluted	63.64%	-9.28%	25.16%	40.91%	12.24%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

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

At December 31, 2018, we had total assets of $1.90 billion, a 17.0% increase from total assets of $1.62 billion at December 31, 2017. The largest components of our total assets are loans and securities which were $1.68 billion and $79.0 million, respectively, at December 31, 2018. Comparatively, our loans and securities totaled $1.39 billion and $72.1 million, respectively, at December 31, 2017. Our liabilities and shareholders’ equity at December 31, 2018 totaled $1.73 billion and $173.9 million, respectively, compared to liabilities of $1.47 billion and shareholders’ equity of $149.7 million at December 31, 2017. The principal component of our liabilities is deposits which were $1.65 billion and $1.38 billion at December 31, 2018 and 2017, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2018 and 2017 was $22.3 million and $13.0 million, or diluted earnings per share (“EPS”) of $2.88 and $1.76 for the years ended December 31, 2018 and 2017, respectively. The increase in net income resulted primarily from increases in net interest income and noninterest income and a decrease in income tax expense, partially offset by an increase in noninterest expense. In addition, our net income available to shareholders was $13.0 million during the year ended December 31, 2016.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2018.

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

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels of inputs that are used to classify fair value measurements are as follows:

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

On December 22, 2017, the Tax Act was signed into law and includes numerous provisions that impact the Company, most notably a reduction in the corporate tax rate from the maximum rate of 35% to a flat rate of 21%. As a result, the Company recorded an incremental income tax expense of $2.4 million in the fourth quarter of 2017. During the fourth quarter of 2018, the Company completed its accounting for the income tax effects related to the Tax Act which resulted in no change to the provisional adjustment recorded in income tax expense in 2017.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2018, 2017, and 2016, our net interest income was $60.2 million, $50.9 million, and $43.0 million, respectively. The $9.3 million, or 18.2%, increase in net interest income during 2018 was driven by a $251.2 million increase in average earning assets, partially offset by a $181.2 million increase in our average interest-bearing liabilities. The increase in average earning assets is primarily related to an increase in average loans, while the increase in average interest-bearing liabilities is driven by an increase in interest-bearing deposits. During 2017, our net interest income increased $7.9 million, or 18.3%, while average interest-earning assets increased $238.3 million and average interest-bearing liabilities increased by $167.3 million.

Interest income for the years ended December 31, 2018, 2017, and 2016 was $76.7 million, $61.2 million, and $51.2 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 96.2% of our interest income related to interest on loans during 2018, 96.1% during 2017 and 96.3% during 2016. Also, included in interest income on loans was $1.1 million, $950,000 and $816,000 related to the net amortization of loan fees and capitalized loan origination costs for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest expense was $16.5 million, $10.3 million, and $8.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 represented 89.9%, 71.4%, and 48.1% of total interest expense, respectively, while interest expense on borrowings represented 10.1%, 28.6%, and 51.9% of total interest expense, respectively. The increase in interest expense on deposits during 2018 occurred as a result of a $267.0 million increase in our deposit balances which assisted in replacing $17.2 million of FHLB advances and other borrowings, as they matured during the year.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2018, 2017, and 2016. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2018, 2017 and 2016. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2018			2017			2016
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold	$61,811	$1,138	1.84%	$66,924	$784	1.17%	$28,325	$165	0.58%
Investment securities, taxable	64,426	1,623	2.52%	57,008	1,150	2.02%	61,410	1,196	1.95%
Investment securities, nontaxable (1)	5,886	231	3.93%	19,331	753	3.90%	20,550	832	4.05%
Loans (2)	1,551,354	73,718	4.75%	1,289,033	58,808	4.56%	1,083,676	49,315	4.55%
Total earning assets	1,683,477	76,710	4.56%	1,432,296	61,495	4.29%	1,193,961	51,508	4.31%
Nonearning assets	77,127			71,352			61,033
Total assets	$1,760,604			$1,503,648			$1,254,994
Interest-bearing liabilities
NOW accounts	$235,623	401	0.17%	$218,355	391	0.18%	$204,613	323	0.16%
Savings & money market	669,306	8,766	1.31%	479,012	3,744	0.78%	330,237	1,394	0.42%
Time deposits	332,201	5,669	1.71%	309,546	3,238	1.05%	270,356	2,224	0.82%
Total interest-bearing deposits	1,237,130	14,836	1.20%	1,006,913	7,373	0.73%	805,206	3,941	0.49%
FHLB advances and other borrowings	33,781	1,089	3.22%	82,810	2,510	3.03%	117,251	3,869	3.30%
Junior subordinated debt	13,403	580	4.33%	13,403	450	3.36%	13,403	382	2.85%
Total interest-bearing liabilities	1,284,314	16,505	1.29%	1,103,126	10,333	0.94%	935,860	8,192	0.88%
Noninterest-bearing liabilities	315,118			265,498			216,727
Shareholders’ equity	161,172			135,024			102,407
Total liabilities and shareholders’ equity	$1,760,604			$1,503,648			$1,254,994
Net interest spread			3.27%			3.35%			3.43%
Net interest income (tax equivalent)/margin		$60,205	3.58%		$51,162	3.57%		$43,316	3.63%
Less: tax-equivalent adjustment (1)		(53)			(286)			(317)
Net interest income		$60,152			$50,876			$42,999

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.58%, 3.57% and 3.63% for the twelve months ended December 31, 2018, 2017 and 2016, respectively. While the net interest margin increased only one basis point during the 2018 period, the yield on our interest-earning assets increased by 27 basis points and the cost of our interest-bearing liabilities increased by 35 basis points. During 2017, our net interest margin decreased six basis points when compared to the year ended 2016 due to a two basis point decrease in yield on our interest-earning assets. In addition, the cost of our interest-bearing liabilities increased six basis points during the 2017 period due primarily to an increase in the cost of our deposits, primarily money market and time deposits.

Our average interest-earning assets increased by $251.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, while the related yield on our interest-earning assets increased by 27 basis points. The increase in average interest-earning assets was driven by a $262.3 million increase in average loan balances during 2018 compared to 2017, partially offset by a $5.1 million decrease in our average federal funds sold balances and a $6.0 million decrease in our average investment balances. The 27 basis point increase in yield during the 2018 period was primarily driven by a 19 basis point increase in our loan yield and a 67 basis point increase in yield on our federal funds sold. During the year ended December 31, 2017, our average interest-earning assets increased by $238.3 million compared to the year ended December 31, 2016, while the yield on our interest-earning assets decreased by two basis points during the 2017 period. Our average loan balances increased by $205.4 million during 2017 compared to 2016, while our loan yield increased by one basis point during the same period. In addition, our average federal funds sold balances increased by $38.6 million during the 2017 period. The decline in the yield on our interest-earning assets during 2017 was driven primarily by the increase in average federal funds sold at yields much lower than the remainder of our interest-earning assets.

Our average interest-bearing liabilities increased by $181.2 million during 2018 as compared to 2017, while the cost of our interest-bearing liabilities increased by 35 basis points. The increase in average interest-bearing liabilities was driven by a $230.2 million increase in average interest-bearing deposits during the 2018 period, partially offset by a $49.0 million decrease in average FHLB advances and other borrowings. In addition, the cost of our interest-bearing deposits increased 47 basis points when compared to the prior year. During 2017, our average interest-bearing liabilities increased by $167.3 million as compared to 2016, while the cost of our interest-bearing liabilities increased by six basis points during the 2017 period.

Our net interest spread was 3.27% for the year ended December 31, 2018 compared to 3.35% for the same period in 2017 and 3.43% for 2016. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 27 basis point increase in yield on our interest-earning assets and the 35 basis point increase in the cost of our interest-bearing liabilities, resulted in an eight basis point decrease in our net interest spread for the 2018 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the possibility of additional Federal Reserve interest rate increases and a competitive rate environment.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2018 vs. 2017				December 31, 2017 vs. 2016
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$11,968	2,445	497	14,910	9,345	124	24	9,493
Investment securities	(128)	338	(26)	184	(117)	25	(2)	(94)
Federal funds sold	(60)	448	(34)	354	225	167	227	619
Total interest income	11,780	3,231	437	15,448	9,453	316	249	10,018
Interest expense
Deposits	1,536	4,905	1,022	7,463	1,011	1,927	494	3,432
FHLB advances and other borrowings	(1,332)	(189)	100	(1,421)	(1,494)	219	(84)	(1,359)
Junior subordinated debt	-	130	-	130	-	68	-	68
Total interest expense	204	4,846	1,122	6,172	(483)	2,214	410	2,141
Net interest income	$11,576	(1,615)	(685)	9,276	9,936	(1,898)	(161)	7,877

Net interest income, the largest component of our income, was $60.2 million for the year ended December 31, 2018, a $9.3 million increase from net interest income of $50.9 million for the year ended December 31, 2017. The increase in net interest income is due to a $15.4 million increase in interest income partially offset by a $6.2 million increase in interest expense. During 2018, our average interest-earning assets increased $251.2 million as compared to 2017, resulting in $11.8 million of additional interest income, while higher rates on our interest-earning assets also increased interest income by $3.2 million from the prior year. Overall, our average interest-bearing deposits increased by $230.2 million while our average FHLB advances and other borrowings decreased by $49.0 million. While the growth in interest-bearing deposits resulted in additional interest expense, the reduction in FHLB advances and other borrowings partially offset the increase, resulting in a net increase in interest expense of $204,000. However, higher rates on our interest-bearing deposits and junior subordinated debt, partially offset by lower rates on FHLB advances and other borrowings, resulted in an increase in interest expense of $4.8 million from the prior year.

During 2017, our average interest-earning assets increased $238.3 million as compared to 2016, resulting in $9.5 million of additional interest income while higher rates on our interest-earning assets also increased interest income by $316,000 from the prior year. In addition, interest-bearing liabilities increased by $167.3 million during 2017. While the growth in interest-bearing deposits resulted in additional interest expense, the reduction in FHLB advances and other borrowings reduced our interest expense, resulting in a net decrease in interest expense of $483,000. However, higher rates on all of our interest-bearing liabilities increased interest expense by $2.2 million from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$15,523	14,855	13,629
Provision	1,900	2,000	2,300
Loan charge-offs	(2,146)	(1,638)	(1,648)
Loan recoveries	485	306	574
Net loan charge-offs	(1,661)	(1,332)	(1,074)
Balance, end of period	$15,762	15,523	14,855

For the year ended December 31, 2018, we incurred a noncash expense related to the provision for loan losses of $1.9 million, bringing the allowance for loan losses to $15.8 million, or 0.94% of gross loans, as of December 31, 2018. In comparison, we added $2.0 million and $2.3 million to the provision for loan losses during the years ended December 31, 2017 and 2016, respectively, resulting in an allowance for loan losses of $15.5 million, or 1.12% of gross loans, as of December 31, 2017, and an allowance for loan losses of $14.9 million, or 1.28% of gross loans, as of December 31, 2016. The lesser provision expense of $1.9 million during 2018 relates primarily to the continued improvement in the credit quality of our loan portfolio.

During the twelve months ended December 31, 2018, our net charge-offs were $1.7 million, representing 0.11% of average loans, and consisted of $2.1 million in loans charged-off, partially offset by $485,000 of recoveries on loans previously charged-off. In addition, nonperforming assets decreased to 0.31% of total assets while our level of classified assets declined to 8.7% at December 31, 2018. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level. The continued improvement in these credit quality factors is the primary driver of the reduction in the allowance for loan losses as a percentage of our total loans.

We reported net charge-offs of $1.3 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively, including recoveries of $306,000 and $574,000 in 2017 and 2016, respectively. The net charge-offs of $1.3 million and $1.1 million during 2017 and 2016, respectively, represented 0.10% of the average outstanding loan portfolios for both 2017 and 2016.

Noninterest Income

The following tables set forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2018	2017	2016
Mortgage banking income	$5,544	5,152	6,837
Service fees on deposit accounts	1,040	1,168	1,002
ATM and debit card income	1,490	1,172	892
Income from bank owned life insurance	878	811	736
Gain on sale of investment securities	7	4	431
Other income	1,242	1,030	948
Total noninterest income	$10,201	9,337	10,846

Noninterest income was $10.2 million for the year ended December 31, 2018, an $864 thousand, or 9.3%, increase compared to noninterest income of $9.3 million for the year ended December 31, 2017. The change in total noninterest income during 2018 resulted primarily from the following:

●	Mortgage banking income increased $392,000, or 7.6%, driven by higher origination volume during 2018 due primarily to an increase in mortgage originators across all of our markets.
●	ATM and debit card income increased $318,000, or 27.1%, driven by higher transaction volume when compared to 2017.
●	Other income increased by $212,000, or 20.6%, due primarily to an increase in wire fees, which is driven primarily by an increase in transaction volume, as well as increased loan fee income, which includes late fees, appraisal review fees, and line of credit fees.

Noninterest income was $9.3 million for the year ended December 31, 2017, a $1.5 million, or 13.9%, decrease compared to noninterest income of $10.8 million for the year ended December 31, 2016. The change in total noninterest income during 2017 resulted primarily from the following:

●	Mortgage banking income decreased $1.7 million, or 24.6%, driven by lower origination volume during 2017 due to an overall increase in the average market rate for new mortgage loan originations.
●	Service fees on deposit accounts increased $167,000, or 16.7%, and include service charges and other fees such as non-sufficient funds (“NSF”), stop payment fees, overdraft fee income and returned item fees.
●	ATM and debit card income increased $280,000, or 31.4%, driven primarily by an increase in transaction volume.

Noninterest Expenses

The following tables set forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Compensation and benefits	$25,561	21,791	18,969
Occupancy	5,049	4,121	3,582
Outside service and data processing costs	3,302	3,158	2,654
Insurance	1,284	1,146	962
Professional fees	1,574	1,362	1,208
Marketing	856	737	807
Other	2,137	2,237	2,994
Total noninterest expenses	$39,763	34,552	31,176

Noninterest expense was $39.8 million for the year ended December 31, 2018, a $5.2 million, or 15.1%, increase from noninterest expense of $34.6 million for 2017.

The increase in total noninterest expenses resulted primarily from the following:

●	Compensation and benefits expense increased $3.8 million, or 17.3%, during 2018 relating primarily to increases in base and incentive compensation as well as benefits expense. Base compensation expense increased by $2.6 million driven by the addition of 30 new employees - of which six were hired for our new offices in the Triad region of North Carolina and Summerville, South Carolina; six were hired to add additional support to our Atlanta team; and the remainder were hired to support loan and deposit growth, mortgage operations and general corporate needs. Benefits expense, which includes insurance and 401k expenses, increased by $784,000. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $466,000.

●	Occupancy expenses increased $928,000, or 22.5%, driven by increased rent expense as well as additional depreciation, insurance, property taxes and maintenance expenses related to all of our owned properties.
●	Professional fees increased by $212,000, or 15.6%, due to increased legal and accounting costs consistent with the increasing size of our institution as well as professional service fees related to our mortgage operations.

Noninterest expense was $34.6 million for the year ended December 31, 2017, a $3.4 million, or 10.8%, increase from noninterest expense of $31.2 million for 2016.

The increase in total noninterest expenses resulted primarily from the following:

●	Compensation and benefits expense increased $2.8 million, or 14.9%, during 2017 relating primarily to increases in base and incentive compensation as well as benefits expense. Base compensation expense increased by $1.9 million driven by the cost of 19 additional employees compared to the prior year, of which three were hired for our new office in Atlanta, Georgia; five were hired as additional team leaders or mortgage executives in our existing markets; and the remainder were hired to support loan and deposit growth. Benefits expense, which includes insurance and 401k expenses, increased by $826,000. Incentive compensation, which is based on certain targeted financial performance goals met by management, increased by $166,000.
●	Occupancy expenses increased $539,000, or 15.0%, driven by increased rent expense as well as additional insurance, property taxes and maintenance expenses related to our new properties in Charleston, South Carolina and Raleigh, North Carolina.
●	Outside services and data processing costs increased $504,000, or 19.0%, related primarily to increased software licensing and maintenance costs as well as ATM/Debit card-related expenses and FHLB letter of credit fees.
●	Professional fees increased by $154,000, or 12.7%, due to increased legal and accounting costs primarily related to the increased size of our institution as well as professional service fees related to our mortgage operations.
●	Other noninterest expenses decreased by $757,000, or 25.3%, driven by a $987,000 decrease in other real estate owned expenses, partially offset by an increase in travel and entertainment expenses, business meals, dues and subscriptions, and bank staff expense.

Our efficiency ratio was 56.5% for 2018 compared to 57.4% for 2017. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improved efficiency ratio during 2018 relates primarily to the increase in net interest income due to significant loan growth and increased loan yields.

Income tax expense was $6.4 million, $10.6 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our effective tax rate was 22.3% for the year ended December 31, 2018, and 44.9% and 36.0% for the years ended December 31, 2017 and 2016, respectively. Included in income tax expense for the 2017 period is $2.4 million of income tax expense related to the revaluation of our deferred tax asset as a result of the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Act enacted on December 22, 2017.

Investment Securities

At December 31, 2018, the $79.0 million in our investment securities portfolio represented approximately 4.2% of our total assets. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, mortgage-backed securities, and asset-backed securities with a fair value of $74.9 million and amortized cost of $76.1 million for an unrealized loss of $1.2 million.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$8,975	8,782	8,749	8,653	6,271	6,159
SBA securities	3,628	3,525	4,087	4,063	1,453	1,437
State and political subdivisions	8,371	8,356	11,242	11,396	20,625	20,474
Asset-backed securities	9,595	9,558	-	-	-	-
Mortgage-backed securities	45,496	44,684	44,103	43,491	36,895	36,410
Total	$76,065	74,905	68,181	67,603	65,244	64,480

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$2,665	2.12%	$6,117	2.77%	$-	-	$8,782	2.57%
SBA securities	-	-	-	-	-	-	3,525	2.72%	3,525	2.72%
State and political subdivisions	-	-	819	2.60%	4,637	3.04%	2,900	2.88%	8,356	2.94%
Asset-backed securities	-	-	-	-	1,862	3.22%	7,696	3.29%	9,558	3.27%
Mortgage-backed securities	-	-	5,094	1.89%	9,763	2.22%	29,827	2.70%	44,684	2.50%
Total	$-	-	$8,578	2.03%	$22,379	2.62%	$43,948	2.81%	$74,905	2.67%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2018	2017
Federal Home Loan Bank stock	$3,587	3,754
Other investments	131	305
Investment in Trust Preferred subsidiaries	403	403
Total	$4,121	4,462

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2018 and 2017 were $1.6 billion and $1.3 billion, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2018 and 2017 were $1.7 billion and $1.4 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2018, our loan portfolio included $1.4 billion, or 82.3%, of real estate loans. As of December 31, 2017, loans secured by real estate made up 82.1% of our loan portfolio and totaled $1.1 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $165.9 million as of December 31, 2018, of which approximately 56% were in a first lien position, while the remaining balance was second liens, compared to $156.1 million as of December 31, 2017, of which approximately 50% were in first lien positions and the remaining balance was in second liens. The average loan had a balance of approximately $88,000 and a loan to value of approximately 70% as of December 31, 2018, compared to an average loan balance of $89,000 and a loan to value of approximately 71% as of December 31, 2017. Further, 0.1% and 0.8% of our total home equity lines of credit were over 30 days past due as of December 31, 2018 and 2017, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2018. Of the $290.3 million in loan growth in 2018, $221.8 million of growth was in commercial related loans, while $68.5 million of growth was in consumer related loans. In addition, the $47.9 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $377,000, a term of eleven years, and an average rate of 4.47%.

	December 31,
		2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$367,018	21.9%	$316,818	22.8%	$285,938	24.6%	$236,083	23.5%	$191,061	21.9%
Non-owner occupied RE	404,296	24.1%	312,798	22.6%	239,574	20.6%	205,604	20.5%	183,440	21.1%
Construction	84,411	5.0%	51,179	3.7%	33,393	2.9%	41,751	4.1%	50,995	5.8%
Business	272,980	16.3%	226,158	16.3%	202,552	17.4%	171,743	17.1%	149,986	17.2%
Total commercial loans	1,128,705	67.3%	906,953	65.4%	761,457	65.5%	655,181	65.2%	575,482	66.0%
Consumer
Real estate	320,943	19.1%	273,050	19.7%	215,588	18.5%	174,802	17.4%	146,859	16.9%
Home equity	165,937	9.9%	156,141	11.3%	137,105	11.8%	116,563	11.6%	95,629	11.0%
Construction	37,925	2.3%	28,351	2.0%	31,922	2.7%	43,318	4.3%	39,226	4.5%
Other	23,822	1.4%	22,575	1.6%	17,572	1.5%	15,080	1.5%	14,250	1.6%
Total consumer loans	548,627	32.7%	480,117	34.6%	402,187	34.5%	349,763	34.8%	295,964	34.0%
Total gross loans, net of deferred fees	1,677,332	100.0%	1,387,070	100.0%	1,163,644	100.0%	1,004,944	100.0%	871,446	100.0%
Less – allowance for loan losses	(15,762)		(15,523)		(14,855)		(13,629)		(11,752)
Total loans, net	$1,661,570		$1,371,547		$1,148,78		$991,315		$859,694

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$20,839	165,436	180,743	367,018
Non-owner occupied RE	43,000	227,454	133,842	404,296
Construction	22,941	33,045	28,425	84,411
Business	80,672	128,911	63,397	272,980
Total commercial loans	167,452	554,846	406,407	1,128,705
Consumer
Real estate	29,301	70,467	221,175	320,943
Home equity	8,867	24,618	132,452	165,937
Construction	16,006	1,646	20,273	37,925
Other	7,681	11,253	4,888	23,822
Total consumer loans	61,855	107,984	378,788	548,627
Total gross loan, net of deferred fees	$229,307	662,830	785,195	1,677,332
Loans maturing – after one year with
Fixed interest rates				$1,100,854
Floating interest rates				347,171

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2018. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2018 and 2017, we had no loans 90 days past due and still accruing.

				December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial
Owner occupied RE	$-	-	276	704	322
Non-owner occupied RE	210	1,581	2,711	4,170	2,344
Construction	-	-	-	-	783
Business	81	910	686	779	1,408
Consumer
Real estate	1,980	992	550	-	457
Home equity	1,006	1,144	256	258	188
Construction	-	-	-	-	-
Other	12	1	13	5	1
Nonaccruing troubled debt restructurings	2,541	2,673	990	701	1,147
Total nonaccrual loans, including nonaccruing TDRs	5,830	7,301	5,482	6,617	6,650
Other real estate owned	-	242	639	2,475	3,307
Total nonperforming assets	$5,830	7,543	6,121	9,092	9,957
Nonperforming assets as a percentage of:
Total assets	0.31%	0.46%	0.46%	0.75%	0.97%
Gross loans	0.35%	0.54%	0.53%	0.90%	1.14%
Total loans over 90 days past due (1)	$458	2,027	1,984	4,547	5,735
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	6,742	5,145	5,675	7,266	8,562

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2018, nonperforming assets were $5.8 million, or 0.31% of total assets and 0.35% of gross loans. Comparatively, nonperforming assets were $7.5 million, or 0.46% of total assets and 0.54% of gross loans, at December 31, 2017. Nonaccrual loans decreased $1.5 million to $5.8 million at December 31, 2018 from $7.3 million at December 31, 2017. During 2018, we added $4.0 million constituting 13 new loans to nonaccrual, while transferring six loans totaling $1.2 million to accrual status, removing five loans totaling $2.4 million due to being paid off or sold, and charging off $1.4 million on nonaccrual loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2018 and 2017 was approximately $53,000 and $309,000, respectively.

Nonperforming assets include other real estate owned. During 2018, we sold one property for approximately $132,000 and recorded write-downs on the remaining two properties of $118,000 bringing the balance to zero at December 31, 2018. As of December 31, 2017, the balance in other real estate owned was $242,000 and consisted of three properties.

At December 31, 2018, 2017 and 2016, the allowance for loan losses represented 270.4%, 212.6%, and 271.0% of the amount of nonaccrual loans, respectively. A significant portion, or 82.5%, of nonaccrual loans at December 31, 2018 are secured by real estate. Our nonaccrual loans have been charged down to approximately 72% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $15.8 million for the year ended December 31, 2018 to be adequate.

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

In addition, approximately 82% of our loans are collateralized by real estate and approximately 79% of our impaired loans are secured by real estate. The Bank utilizes third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require the Bank to review impaired loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2018, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2018, impaired loans totaled approximately $12.6 million for which $6.2 million of these loans have a reserve of approximately $2.0 million allocated in the allowance. During 2018, the average recorded investment in impaired loans was approximately $13.1 million. At December 31, 2017, impaired loans totaled approximately $12.4 million for which $8.0 million of these loans had a reserve of approximately $3.7 million allocated in the allowance. During 2017, the average recorded investment in impaired loans was approximately $13.0 million.

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2018, we determined that we had loans totaling $9.3 million, which we considered TDRs. As of December 31, 2017, we had loans totaling $7.8 million, which we considered TDRs. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

In addition, potential problem loans, which are loans rated substandard and not included in nonperforming loans or TDRs, amounted to approximately $6.3 million, or 0.37% of gross loans at December 31, 2018, compared to $4.5 million, or 0.33% of gross loans at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The increase in potential problem loans since December 31, 2017 is primarily the result of eight loans that increased total problem loans by approximately $1.7 million.

Allowance for Loan Losses

At December 31, 2018 and December 31, 2017, the allowance for loan losses was $15.8 million and $15.5 million, respectively, or 0.94% and 1.12% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio declined from the prior year as a result of the consistent credit quality of our loan portfolio during 2018, improved economic conditions and other qualitative factors. Our nonperforming assets as a percentage of total assets declined to 0.31% at December 31, 2018 compared to 0.46% at December 31, 2017 and our classified assets declined to 8.7% of capital for the year ended December 31, 2018, as compared to 9.7% of capital for the year ended December 31, 2017. See Note 4 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2018.

	Year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$15,523	14,855	13,629	11,752	10,213
Provision for loan losses	1,900	2,000	2,300	3,200	4,175
Loan charge-offs:
Commercial
Owner occupied RE	-	-	(5)	(48)	-
Non-owner occupied RE	(432)	(589)	(100)	(258)	(2,069)
Construction	-	-	(42)	(50)	-
Business	(695)	(638)	(1,031)	(881)	(645)
Total commercial	(1,127)	(1,227)	(1,178)	(1,237)	(2,714)
Consumer
Real estate	(826)	-	(194)	(173)	(51)
Home equity	(140)	(400)	(66)	(93)	(87)
Construction	-	-	-	-	-
Other	(53)	(11)	(210)	(5)	(35)
Total consumer	(1,019)	(411)	(470)	(271)	(173)
Total loan charge-offs	(2,146)	(1,638)	(1,648)	(1,508)	(2,887)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-	-	-
Non-owner occupied RE	132	119	155	10	2
Construction	-	-	-	-	127
Business	229	86	403	129	117
Total commercial	361	205	558	139	246
Consumer
Real estate	5	86	10	-	-
Home equity	115	13	1	46	5
Construction	-	-	-	-	-
Other	4	2	5	-	-
Total consumer	124	101	16	46	5
Total recoveries	485	306	574	185	251
Net loan charge-offs	(1,661)	(1,332)	(1,074)	(1,323)	(2,636)
Balance, end of period	$15,762	15,523	14,855	13,629	11,752
Allowance for loan losses to gross loans	0.94%	1.12%	1.28%	1.36%	1.35%
Net charge-offs to average loans	0.11%	0.10%	0.10%	0.14%	0.33%

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

Our retail deposits represented $1.6 billion, or 95.2% of total deposits at December 31, 2018, while our out-of-market, or brokered, deposits represented $79.3 million, or 4.8% of our total deposits at December 31, 2018. At December 31, 2017, retail deposits represented $1.4 billion, or 98.0% of our total deposits, and brokered deposits were $28.1 million, representing 2.0% of our total deposits, at December 31, 2017. Our loan-to-deposit ratio was 102%, 100%, and 107% at December 31, 2018, 2017, and 2016, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
		2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$298,709	-%	$264,162	-%	$206,401	-%
Interest bearing demand deposits	235,623	0.17%	218,355	0.18%	204,613	0.16%
Money market accounts	653,436	1.34%	463,314	0.81%	317,260	0.44%
Savings accounts	15,870	0.05%	15,698	0.05%	12,982	0.05%
Time deposits less than $100,000	60,032	1.43%	51,470	0.87%	54,746	0.72%
Time deposits greater than $100,000	272,169	1.77%	258,076	1.08%	215,605	0.85%
Total deposits	$1,535,839	0.97%	$1,271,075	0.58%	$1,011,607	0.39%

During the 12 months ended December 31, 2018, our average transaction account balances increased by $242.1 million, or 25.2%, while our average time deposit balances increased by $22.7 million, or 7.3%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.4 billion, $1.2 billion, and $937.5 million at December 31, 2018, 2017 and 2016, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

		December 31,
(dollars in thousands)	2018	2017
Three months or less	$55,757	70,480
Over three through six months	38,081	42,327
Over six through twelve months	103,493	59,988
Over twelve months	108,116	65,915
Total	$305,447	238,710

Included in time deposits of $100,000 or more at December 31, 2018 is $44.6 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.07%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2018 and December 31, 2017 were $214.0 million and $131.7 million, respectively.

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

At December 31, 2018 and 2017, our cash and cash equivalents amounted to $72.9 million and $92.2 million, or 3.8% and 5.7% of total assets, respectively. Our investment securities at December 31, 2018 and 2017 amounted to $79.0 million and $72.1 million, or 4.2% and 4.4% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines at December 31, 2018.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2018 was $313.3 million, based on the Bank’s $3.6 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2018 we had $194.7 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2018. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $173.9 million at December 31, 2018 and $149.7 million at December 31, 2017. The $24.2 million increase during 2018 is due primarily to net income to common shareholders of $22.3 million combined with $900,000 in proceeds from the exercise of stock options.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2018. Since our inception, we have not paid cash dividends.

		December 31,
(dollars in thousands)	2018	2017	2016
Return on average assets	1.27%	0.87%	1.04%
Return on average equity	13.83%	9.66%	12.73%
Return on average common equity	13.83%	9.66%	12.73%
Average equity to average assets ratio	9.15%	8.98%	8.16%
Tangible common equity to assets ratio	9.15%	9.21%	8.19%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2018, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 22 to the Consolidated Financial Statements for ratios of the Company.

					To be well capitalized
					under prompt
				For capital		corrective
			adequacy purposes		action provisions
		Actual		minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital (to risk weighted assets)	$198,195	12.16%	$130,368	8.00%	$162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

As of December 31, 2017
Total Capital (to risk weighted assets)	175,016	12.99%	107,749	8.00%	134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

As of December 31, 2016
Total Capital (to risk weighted assets)	132,839	11.69%	90,910	8.00%	113,638	10.00%
Tier 1 Capital (to risk weighted assets)	118,626	10.44%	68,183	6.00%	90,910	8.00%
Common Equity Tier 1 (to risk weighted assets)	118,626	10.44%	51,137	4.50%	73,864	6.50%
Tier 1 Capital (to average assets)	118,626	9.08%	52,273	4.00%	65,342	5.00%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2018, unfunded commitments to extend credit were approximately $399.4 million, of which $130.5 million is at fixed rates and $269.0 million is at variable rates. At December 31, 2017, unfunded commitments to extend credit were $345.9 million, of which approximately $96.4 million was at fixed rates and $249.5 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2018 and 2017, there was a $10.0 million and $6.3 million commitment under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2018, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(4.07)%
Up 200 basis points	(1.86)%
Up 100 basis points	(0.40)%
Base	-
Down 100 basis points	(3.48)%
Down 200 basis points	(4.92)%
Down 300 basis points	(4.56)%

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2018.

	December 31, 2018
	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Four	Five
(dollars in thousands)	One Year	Years	Years	Years	Years	Total
Certificates of deposit	$241,771	92,684	24,513	4,306	5,246	368,520
FHLB advances and other borrowings	25,000	-	-	10,000	15,000	50,000
Junior subordinated debentures	-	-	-	-	13,403	13,403
Operating lease obligations	2,048	2,129	2,181	1,734	7,656	15,748
Total	$268,819	94,813	26,694	16,040	41,305	447,671

Accounting, Reporting, and Regulatory Matters

See Note 1 – Summary of Significant Accounting Policies and Activities in our “Notes to Consolidated Financial Statements” for a discussion on the effects of recently issued accounting pronouncements.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the internal control structure over financial reporting as of December 31, 2018 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

Opinion on the Internal Control Over Financial Reporting
We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated February 28, 2019 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Greenville, South Carolina
February 28, 2019

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,
(dollars in thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,434	17,171
Federal funds sold	35,882	49,148
Interest-bearing deposits with banks	19,557	25,846
Total cash and cash equivalents	72,873	92,165
Investment securities:
Investment securities available for sale	74,905	67,603
Other investments	4,121	4,462
Total investment securities	79,026	72,065
Mortgage loans held for sale	9,241	11,790
Loans	1,677,332	1,387,070
Less allowance for loan losses	(15,762)	(15,523)
Loans, net	1,661,570	1,371,547
Bank owned life insurance	34,010	33,132
Property and equipment, net	32,430	32,234
Deferred income taxes, net	4,020	3,782
Other assets	7,444	7,910
Total assets	$1,900,614	1,624,625
LIABILITIES
Deposits	$1,648,136	1,381,123
Federal Home Loan Bank advances and other borrowings	50,000	67,200
Junior subordinated debentures	13,403	13,403
Other liabilities	15,159	13,213
Total liabilities	1,726,698	1,474,939
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,466,481 and 7,347,851 shares issued and outstanding at December 31, 2018 and 2017, respectively	75	73
Nonvested restricted stock	(741)	(502)
Additional paid-in capital	102,625	99,986
Accumulated other comprehensive income (loss)	(917)	(456)
Retained earnings	72,874	50,585
Total shareholders’ equity	173,916	149,686
Total liabilities and shareholders’ equity	$1,900,614	1,624,625
See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016
Interest income
Loans	$73,718	58,808	49,315
Investment securities	1,801	1,617	1,711
Federal funds sold	1,138	784	165
Total interest income	76,657	61,209	51,191
Interest expense
Deposits	14,836	7,373	3,941
Borrowings	1,669	2,960	4,251
Total interest expense	16,505	10,333	8,192
Net interest income	60,152	50,876	42,999
Provision for loan losses	1,900	2,000	2,300
Net interest income after provision for loan losses	58,252	48,876	40,699
Noninterest income
Mortgage banking income	5,544	5,152	6,837
Service fees on deposit accounts	1,040	1,168	1,002
ATM and debit card income	1,490	1,172	892
Income from bank owned life insurance	878	811	736
Gain on sale of investment securities	7	4	431
Other income	1,242	1,030	948
Total noninterest income	10,201	9,337	10,846
Noninterest expenses
Compensation and benefits	25,561	21,791	18,969
Occupancy	5,049	4,121	3,582
Outside service and data processing costs	3,302	3,158	2,654
Insurance	1,284	1,146	962
Professional fees	1,574	1,362	1,208
Marketing	856	737	807
Other	2,137	2,237	2,994
Total noninterest expenses	39,763	34,552	31,176
Income before income tax expense	28,690	23,661	20,369
Income tax expense	6,401	10,616	7,333
Net income available to common shareholders	$22,289	13,045	13,036
Earnings per common share
Basic	$3.02	1.86	2.06
Diluted	$2.88	1.76	1.94
Weighted average common shares outstanding
Basic	7,384,200	7,005,703	6,318,322
Diluted	7,737,495	7,393,377	6,720,888

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$22,289	13,045	13,036
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(575)	191	(327)
Tax (expense) benefit	120	(140)	111
Reclassification of realized gain	(7)	(4)	(431)
Tax expense	1	1	147
Other comprehensive income (loss)	(461)	48	(500)
Comprehensive income	$21,828	13,093	12,536

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2015	6,289,038	$63	-	$-	$(360)	$70,037	$(4)	$24,504	$94,240
Net income	-	-	-	-	-	-	-	13,036	13,036
Proceeds from exercise of stock options	152,751	2	-	-	-	1,096	-	-	1,098
Issuance of restricted stock	22,000	-	-	-	(526)	526	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	286	183	-	-	469
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,529	-	-	1,529
Other comprehensive loss	-	-	-	-	-	-	(500)	-	(500)
December 31, 2016	6,463,789	65	-	-	(600)	73,371	(504)	37,540	109,872
Net income	-	-	-	-	-	-	-	13,045	13,045
Net issuance of common stock	805,000	8	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	74,437	-	-	-	-	705	-	-	705
Issuance of restricted stock	4,625	-	-	-	(201)	201	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	299	-	-	-	299
Compensation expense related to stock options, net of tax	-	-	-	-	-	959	-	-	959
Other comprehensive income	-	-	-	-	-	-	48	-	48
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	22,289	22,289
Proceeds from exercise of stock options	105,630	2	-	-	-	898	-	-	900
Issuance of restricted stock	13,000	-	-	-	(558)	558	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	319	-	-	-	319
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,183	-	-	1,183
Other comprehensive loss	-	-	-	-	-	-	(461)	-	(461)
December 31, 2018	7,466,481	$75	-	$-	$(741)	$102,625	$(917)	$72,874	$173,916

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Operating activities
Net income	$22,289	13,045	13,036
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,900	2,000	2,300
Depreciation and other amortization	1,755	1,460	1,251
Accretion and amortization of securities discounts and premiums, net	437	582	581
Gain on sale of investment securities available for sale	(7)	(4)	(431)
(Gain) loss on sale of fixed assets	(8)	50	-
(Gain) loss on sale of other real estate owned	(7)	3	428
Write-down of other real estate owned	117	185	466
Compensation expense related to stock options and restricted stock grants	1,502	1,258	1,998
Gain on sale of loans held for sale	(5,144)	(5,752)	(6,553)
Loans originated and held for sale	(204,429)	(192,347)	(251,397)
Proceeds from sale of loans held for sale	212,122	194,110	255,092
Increase in cash surrender value of bank owned life insurance	(878)	(811)	(736)
(Increase) decrease in deferred tax asset	(115)	2,904	356
(Increase) decrease in other assets, net	223	(1,421)	(1,867)
Increase in other liabilities, net	1,946	1,931	2,565
Net cash provided by operating activities	31,703	17,193	17,089
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(291,923)	(225,047)	(160,019)
Purchase of property and equipment	(1,943)	(5,381)	(5,428)
Purchase of investment securities:
Available for sale	(23,181)	(21,972)	(17,976)
Other investments	(46)	(3,086)	(806)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	9,025	9,644	20,341
Other investments	387	4,366	596
Proceeds from sale of investment securities:
Available for sale	5,841	8,813	22,186
Purchase of life insurance policies	-	(6,850)	-
Proceeds from sale of other real estate owned	132	498	1,187
Net cash used for investing activities	(301,708)	(239,015)	(139,919)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	267,013	289,972	105,418
Decrease in Federal Home Loan Bank advances and other borrowings	(17,200)	(48,000)	-
Issuance of common stock	-	24,758	-
Proceeds from the exercise of stock options	900	705	1,098
Net cash provided by financing activities	250,713	267,435	106,516
Net increase (decrease) in cash and cash equivalents	(19,292)	45,613	(16,314)
Cash and cash equivalents, beginning of year	92,165	46,552	62,866
Cash and cash equivalents, end of year	$72,873	92,165	46,552
Supplemental information
Cash paid for
Interest	$15,410	9,987	8,311
Income taxes	5,451	8,390	6,680
Schedule of non-cash transactions
Foreclosure of other real estate	-	288	245
Unrealized (gain) loss on securities, net of income taxes	455	(51)	216

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

Business Segments

ASC Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s three reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. Please refer to “Note 23 – Reportable Segments” for further information on the reporting for the Company’s three business segments.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle and Triad regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2018 and 2017, real estate loans represented 82.3% and 82.1%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2018 and 2017, included in cash and cash equivalents was $4.9 million and $7.3 million, respectively, on deposit with the Federal Reserve Bank.

Investment Securities

We classify our investment securities as held to maturity securities, trading securities and available for sale securities as applicable.

Investment securities are designated as held to maturity if we have the intent and the ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity. Unrealized losses on held to maturity securities, reflecting a decline in value judged by us to be other than temporary, are charged to income in the Consolidated Statements of Income.

Investment securities that are purchased and held principally for the purpose of selling in the near term are reported as trading securities. Trading securities are carried at fair value with unrealized holding gains and losses included in earnings.

We classify investment securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in shareholders’ equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income. Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2015 tax return year and forward.

On December 22, 2017, the Tax Act was signed into law and includes numerous provisions that impact the Company, most notably a reduction in the corporate tax rate from the maximum rate of 35% to a flat rate of 21%. As a result, the Company recorded an incremental income tax expense of $2.4 million in the fourth quarter of 2017. During the fourth quarter of 2018, the Company completed its accounting for the income tax effects related to the Tax Act which resulted in no change to the provisional adjustment recorded in income tax expense in 2017.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Compensation cost is recognized for all stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, ATM and debit card income, and gains/losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 13 – Fair Value Accounting for further information regarding the valuation of these loans.

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In November 2016, the FASB again amended the Statement of Cash Flows topic to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments were effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. These amendments did not have a material effect on the Company’s financial statements.

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments were effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and did not have a material effect on its financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period (or periods) in which the effect of the change in the tax rate under the Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings did not have a material effect on the Company’s financial statements.

Newly Issued, But Not yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The Company expects that the adoption of ASU 2016-02 will result in the recognition of lease liabilities totaling approximately $18.5 million and the recognition of right-of-use assets totaling approximately $18.5 million. The initial balance sheet gross up upon adoption is primarily related to operating leases of certain real estate properties. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company expects to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) using the modified retrospective approach and practical expedients for transition and will not restate comparative periods. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2018 future minimum lease payments were $15.7 million). We do not expect a material change to the timing of expense recognition but we will continue to evaluate the financial impact as implementation occurs. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company intends to adopt the guidance on January 1, 2020 and has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on our processes. Our implementation plan has progressed through the initial design, build, and testing phase and, in the first quarter of 2019, we will begin running parallel models. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

In March 2017, the FASB amended the requirement in the Receivables-Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments were effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2018
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,975	1	194	8,782
SBA securities	3,628	-	103	3,525
State and political subdivisions	8,371	48	63	8,356
Asset-backed securities	9,595	12	49	9,558
Mortgage-backed securities
FHLMC	12,258	87	242	12,103
FNMA	29,068	25	551	28,542
GNMA	4,170	1	132	4,039
Total mortgage-backed securities	45,496	113	925	44,684
Total	$76,065	174	1,334	74,905

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,749	1	97	8,653
SBA securities	4,087	-	24	4,063
State and political subdivisions	11,242	179	25	11,396
Mortgage-backed securities
FHLMC	9,102	-	149	8,953
FNMA	29,383	3	386	29,000
GNMA	5,618	2	82	5,538
Total mortgage-backed securities	44,103	5	617	43,491
Total	$68,181	185	763	67,603

The amortized costs and fair values of investment securities available for sale at December 31, 2018 and 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
		2018		2017
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$-	-	1,435	1,427
Due after one through five years	8,681	8,578	2,677	2,666
Due after five through ten years	22,796	22,379	24,796	24,645
Due after ten years	44,588	43,948	39,273	38,865
	$76,065	74,905	68,181	67,603

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017.

	Less than 12 months			12 months or longer					Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2018
Available for sale
US government agencies	1	$1,246	$3	8	$7,035	$191	9	$8,281	$194
SBA securities	-	-	-	2	3,525	103	2	3,525	103
State and political subdivisions	-	-	-	7	2,829	63	7	2,829	63
Asset-backed	4	6,707	49	-	-	-	4	6,707	49
Mortgage-backed
FHLMC	-	-	-	10	7,402	242	10	7,402	242
FNMA	2	2,689	6	23	22,814	545	25	25,503	551
GNMA	1	1,104	6	3	2,919	126	4	4,023	132
	8	$11,746	$64	53	$46,524	$1,270	61	$58,270	$1,334

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2017
Available for sale
US government agencies	5	$4,184	$22	4	$3,968	$75	9	$8,152	$97
SBA securities	1	2,936	13	1	1,127	11	2	4,063	24
State and political subdivisions	3	1,214	9	2	792	16	5	2,006	25
Mortgage-backed
FHLMC	3	2,897	26	7	6,056	123	10	8,953	149
FNMA	11	14,345	135	13	14,597	251	24	29,940	386
GNMA	2	2,270	40	1	971	42	3	2,243	82
	25	$27,846	$245	28	$27,511	$518	53	$55,357	$763

At December 31, 2018, the Company had 8 individual investments with a fair market value of $11.7 million that were in an unrealized loss position for less than 12 months and 53 individual investments with a fair market value of $46.5 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2018	2017
Federal Home Loan Bank stock	$3,587	3,754
Other investments	131	305
Investment in Trust Preferred subsidiaries	403	403
	$4,121	4,462

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2018 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2018, there were no securities pledged as collateral for repurchase agreements from brokers. At December 31, 2017, $7.7 million of securities were pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option, which was adopted by the Company on April 1, 2016, with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2018, mortgage loans held for sale totaled $9.2 million compared to $11.8 million at December 31, 2017.

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

NOTE 4 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle and Triad regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in these regions including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 82.3% of total loans at December 31, 2018. Commercial loans comprise 62.0% of total real estate loans and consumer loans account for 38.0%. Commercial real estate loans are further categorized into owner occupied which represents 21.9% of total loans and non-owner occupied loans represent 24.1%. Commercial construction loans represent only 5.0% of the total loan portfolio.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.8 million and $2.3 million as of December 31, 2018 and December 31, 2017, respectively.

	December 31,
(dollars in thousands)	2018		2017
Commercial
Owner occupied RE	$367,018	21.9%	316,818	22.8%
Non-owner occupied RE	404,296	24.1%	312,798	22.6%
Construction	84,411	5.0%	51,179	3.7%
Business	272,980	16.3%	226,158	16.3%
Total commercial loans	1,128,705	67.3%	906,953	65.4%
Consumer
Real estate	320,943	19.1%	273,050	19.7%
Home equity	165,937	9.9%	156,141	11.3%
Construction	37,925	2.3%	28,351	2.0%
Other	23,822	1.4%	22,575	1.6%
Total consumer loans	548,627	32.7%	480,117	34.6%
Total gross loans, net of deferred fees	1,677,332	100.0%	1,387,070	100.0%
Less – allowance for loan losses	(15,762)		(15,523)
Total loans, net	$1,661,570		1,371,547

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2018	2017
Variable rate loans	$402,148	349,493
Fixed rate loans	1,275,184	1,037,577
	$1,677,332	1,387,070

At December 31, 2018, approximately $597.6 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 9.

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

	December 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$367,018	404,179	84,411	272,864	1,128,472
30-59 days past due	-	117	-	36	153
60-89 days past due	-	-	-	-	-
Greater than 90 days	-	-	-	80	80
	$367,018	404,296	84,411	272,980	1,128,705

	December 31, 2017
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$316,818	312,477	51,179	224,861	905,335
30-59 days past due	-	129	-	416	545
60-89 days past due	-	-	-	-	-
Greater than 90 days	-	192	-	881	1,073
	$316,818	312,798	51,179	226,158	906,953

As of December 31, 2018 and 2017, loans 30 days or more past due represented 0.26% and 0.34% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.01% and 0.12% as of December 31, 2018 and 2017, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$363,621	400,266	84,411	266,898	1,115,196
Special Mention	296	118	-	2,971	3,385
Substandard	3,101	3,912	-	3,111	10,124
Doubtful	-	-	-	-	-
	$367,018	404,296	84,411	272,980	1,128,705

	December 31, 2017
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$312,628	306,965	51,179	215,729	886,501
Special Mention	1,770	2,082	-	5,540	9,392
Substandard	2,420	3,751	-	4,889	11,060
Doubtful	-	-	-	-	-
	$316,818	312,798	51,179	226,158	906,953

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$317,267	165,727	37,925	23,603	544,522
30-59 days past due	2,555	30	-	106	2,691
60-89 days past due	923	-	-	113	1,036
Greater than 90 days	198	180	-	-	378
	$320,943	165,937	37,925	23,822	548,627

	December 31, 2017
	Real estate	Home equity	Construction	Other	Total
Current	$271,284	154,821	28,351	22,506	476,962
30-59 days past due	681	325	-	69	1,075
60-89 days past due	131	995	-	-	1,126
Greater than 90 days	954	-	-	-	954
	$273,050	156,141	28,351	22,575	480,117

Consumer loans 30 days or more past due were 0.25% and 0.23% as of December 31, 2018 and 2017, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$314,586	162,626	37,925	23,586	538,723
Special Mention	1,792	864	-	139	2,795
Substandard	4,565	2,447	-	97	7,109
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$320,943	165,937	37,925	23,822	548,627

	December 31, 2017
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$269,422	152,545	28,351	22,367	472,685
Special Mention	715	1,025	-	88	1,828
Substandard	2,913	2,571	-	120	5,604
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$273,050	156,141	28,351	22,575	480,117

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

	December 31,
(dollars in thousands)	2018	2017
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	210	1,581
Construction	-	-
Business	81	910
Consumer
Real estate	1,980	992
Home equity	1,006	1,144
Construction	-	-
Other	12	1
Nonaccruing troubled debt restructurings	2,541	2,673
Total nonaccrual loans, including nonaccruing TDRs	5,830	7,301
Other real estate owned	-	242
Total nonperforming assets	$5,830	7,543
Nonperforming assets as a percentage of:
Total assets	0.31%	0.46%
Gross loans	0.35%	0.54%
Total loans over 90 days past due	$458	2,027
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	6,742	5,145

Foregone interest income on the nonaccrual loans for the year ended December 31, 2018 was approximately $53,000 and approximately $309,000 for the same period in 2017.

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

		December 31, 2018
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,827	2,762	451	75
Non-owner occupied RE	3,321	2,807	2,204	558
Construction	-	-	-	-
Business	3,745	2,520	2,005	895
Total commercial	9,893	8,089	4,660	1,528
Consumer
Real estate	2,993	2,892	1,398	456
Home equity	1,935	1,421	-	-
Construction	-	-	-	-
Other	170	170	170	30
Total consumer	5,098	4,483	1,568	486
Total	$14,991	12,572	6,228	2,014

	December 31, 2017
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,281	2,235	464	179
Non-owner occupied RE	6,827	3,665	2,646	750
Construction	-	-	-	-
Business	3,735	2,764	1,993	1,061
Total commercial	12,843	8,664	5,103	1,990
Consumer
Real estate	2,062	2,037	2,037	1,379
Home equity	2,010	1,575	680	286
Construction	-	-	-	-
Other	171	170	170	22
Total consumer	4,243	3,782	2,887	1,687
Total	$17,086	12,446	7,990	3,677

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2018		2017		2016
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,784	142	2,255	104	2,263	112
Non-owner occupied RE	2,860	174	4,144	199	4,106	200
Construction	-	-	-	-	-	-
Business	2,883	162	2,823	162	2,873	135
Total commercial	8,527	478	9,222	465	9,242	447
Consumer
Real estate	2,930	151	2,047	69	1,854	81
Home equity	1,453	99	1,576	97	257	2
Construction	-	-	-	-	-	-
Other	174	5	174	6	203	6
Total consumer	4,557	255	3,797	172	2,314	89
Total	$13,084	733	13,019	637	11,556	536

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2018	2017	2016
Balance, beginning of period	$15,523	14,855	13,629
Provision for loan losses	1,900	2,000	2,300
Loan charge-offs:
Commercial
Owner occupied RE	-	-	(5)
Non-owner occupied RE	(432)	(589)	(100)
Construction	-	-	(42)
Business	(695)	(638)	(1,031)
Total commercial	(1,127)	(1,227)	(1,178)
Consumer
Real estate	(749)	-	(194)
Home equity	(217)	(400)	(66)
Construction	-	-	-
Other	(53)	(11)	(210)
Total consumer	(1,019)	(411)	(470)
Total loan charge-offs	(2,146)	(1,638)	(1,648)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-
Non-owner occupied RE	132	119	155
Construction	-	-	-
Business	229	86	403
Total commercial	361	205	558
Consumer
Real estate	5	86	10
Home equity	115	13	1
Construction	-	-	-
Other	4	2	5
Total consumer	124	101	16
Total recoveries	485	306	574
Net loan charge-offs	(1,661)	(1,332)	(1,074)
Balance, end of period	$15,762	15,523	14,855

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2018
(dollars in thousands)	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$9,937	5,586	-	15,523
Provision	1,597	303	-	1,900
Loan charge-offs	(1,127)	(1,019)	-	(2,146)
Loan recoveries	361	124	-	485
Net loan charge-offs	(766)	(895)	-	(1,661)
Balance, end of period	$10,768	4,994	-	15,762

	Year ended December 31, 2017
	Commercial	Consumer	Unallocated	Total
Balance, beginning of period	$10,039	4,816	-	14,855
Provision	920	1,080	-	2,000
Loan charge-offs	(1,227)	(411)	-	(1,638)
Loan recoveries	205	101	-	306
Net loan charge-offs	(1,022)	(310)	-	(1,332)
Balance, end of period	$9,937	5,586	-	15,523

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

	December 31, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,528	486	2,014	8,089	4,483	12,572
Collectively evaluated	9,240	4,508	13,748	1,120,616	544,144	1,664,760
Total	$10,768	4,994	15,762	1,128,705	548,627	1,677,332

	December 31, 2017
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,990	1,687	3,677	8,664	3,782	12,446
Collectively evaluated	7,947	3,899	11,846	898,289	476,335	1,374,624
Total	$9,937	5,586	15,523	906,953	480,117	1,387,070

NOTE 5 – Troubled Debt Restructurings

At December 31, 2018, we had 26 loans totaling $9.3 million and at December 31, 2017 we had 21 loans totaling $7.8 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. During 2018, we have added six commercial and two consumer loans totaling $3.5 million as TDRs and removed one loan from TDR status due to pay-offs or in accordance with our nonperforming loans and TDR policies. To date, we have restored five nonaccrual commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$506	$592
Non-owner occupied RE	-	1	-	-	1	1,287	1,287
Business	4	-	-	-	4	1,207	1,532
Consumer
Real estate	2	-	-	-	2	549	669
Total loans	7	1	-	-	8	$3,549	$4,080

	For the year ended December 31, 2017
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$254	$310
Non-owner occupied RE	1	-	-	-	1	976	976
Business	2	1	-	-	3	591	600
Consumer
Real estate	1	-	-	-	1	281	270
Home equity	1	1	-	-	2	363	456
Total loans	6	2	-	-	8	$2,465	$2,612

As of December 31, 2018 and 2017 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2018	2017
Land	$6,827	6,827
Buildings	24,064	23,990
Leasehold Improvements	2,899	2,220
Furniture and equipment	8,890	8,075
Software	329	306
Construction in process	281	40
	43,290	41,458
Accumulated depreciation	(10,860)	(9,224)
Total property and equipment	$32,430	32,234

Construction in process at December 31, 2018 included costs associated with the upfit of leased office space in Greensboro, North Carolina, while the balance at December 31, 2017 included costs associated with the upfit of leased office space in Atlanta, Georgia. Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $1.8 million and $1.5 million, respectively. Depreciation is charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2018, there was no other real estate owned, compared to three properties owned totaling $242,000 at December 31, 2017. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2018	2017
Balance, beginning of year	$242	$639
Additions	-	289
Sales	(125)	(501)
Write-downs, net	(117)	(185)
Balance, end of year	$-	$242

NOTE 8 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2018	2017
Noninterest bearing	$346,570	295,680
Interest bearing:
NOW accounts	186,795	229,945
Money market accounts	730,765	545,029
Savings	15,486	16,298
Time, less than $100,000	63,073	55,461
Time, $100,000 and over	305,447	238,710
Total deposits	$1,648,136	1,381,123

During December 2018, the Company modified the account classification of $45.3 million from interest bearing to noninterest bearing which contributed to the increase in noninterest bearing accounts and the decrease in NOW accounts from December 31, 2017. In addition, at December 31, 2018 and 2017, time deposits greater than $250,000 were $214.0 million and $131.7 million, respectively.

Also, at December 31, 2018 and 2017, the Company had approximately $79.3 million and $28.1 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $4.7 million for the year ended December 31, 2018, $2.7 million for the year ended December 31, 2017, and $1.8 million for the year ended December 31, 2016.

At December 31, 2018 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2019	$241,771
2020	92,684
2021	24,513
2022	4,306
2023 and after	5,246
$368,520

NOTE 9 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2018 the Company had $50.0 million in FHLB Advances. At December 31, 2017, the Company had $67.2 million in FHLB advances and other borrowings. Of the $67.2 million outstanding at December 31, 2017, FHLB advances represented $60.0 million and securities sold under structured agreements to repurchase represented $7.2 million.

The FHLB advances are secured with approximately $597.6 million of mortgage loans and $3.6 million of stock in the FHLB. During the third quarter of 2017, the Company restructured two FHLB advances totaling $25.0 million. In accordance with accounting guidance, we determined that the present value of the cash flows of the modified advance did not change by more than 10% from the present value of the cash flows of the original advances. Therefore, the modified FHLB advance was considered to be a restructuring and no gain or loss was recorded in the transaction. The original FHLB advances had a weighted rate of 4.39% and an average remaining life of 8 months. Under the modified arrangement, the FHLB advances had a weighted average rate of 3.36% and an average remaining life of 22 months. There were no FHLB advances restructured during 2018.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2018 and 2017. As of December 31, 2018, each of the Company’s advances were at fixed rates.

	December 31,
(dollars in thousands)		2018		2017
Maturity	Amount	Rate	Amount	Rate
January 30, 2018	$-	-%	$5,000	4.06%
December 31, 2018	-	-%	30,000	1.59%
December 31, 2019	25,000	2.65%	-	-%
July 7, 2022	10,000	3.11%	10,000	3.11%
July 7, 2023	15,000	3.53%	15,000	3.53%
	$50,000	3.01%	$60,000	2.53%

At December 31, 2017, the Company had two structured debt agreements secured by approximately $7.7 million of various investment securities. Both agreements were repaid at maturity during 2018.

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2018. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 10 – Junior Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2018, the interest rate was 5.92% and is indexed to the 3-month LIBOR rate plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2018, the interest rate was 4.24% and is indexed to the 3-month LIBOR rate plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 11 – Unused Lines of Credit

At December 31, 2018, the Company had four lines of credit to purchase federal funds that totaled $72.0 million which were unused at December 31, 2018. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $313.3 million in additional borrowings at December 31, 2018.

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

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2018 and December 31, 2017.

	December 31, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$20,552	Other assets	$345
MBS forward sales commitments	11,750	Other liabilities	(121)
Total derivative financial instruments	$32,302		$224

		December 31, 2017
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$15,430	Other assets	$196
MBS forward sales commitments	10,750	Other liabilities	(28)
Total derivative financial instruments	$26,180		$168

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

The following is a description of valuation methodologies used to estimate fair value for assets recorded at fair value. Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, other investments, federal funds purchased, and securities sold under agreement to repurchase.

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

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,782	-	8,782
SBA securities	-	3,525	-	3,525
State and political subdivisions	-	8,356	-	8,356
Asset-backed securities	-	9,558	-	9,558
Mortgage-backed securities	-	44,684	-	44,684
Mortgage loans held for sale	-	9,241	-	9,241
Mortgage loan interest rate lock commitments	-	345	-	345
Total assets measured at fair value on a recurring basis	$-	84,491	-	84,491

Liabilities
MBS forward sales commitments	$-	121	-	121
Total liabilities measured at fair value on a recurring basis	$-	121	-	121

	December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,653	-	8,653
SBA securities	-	4,063	-	4,063
State and political subdivisions	-	11,396	-	11,396
Mortgage-backed securities	-	43,491	-	43,491
Mortgage loans held for sale	-	11,790	-	11,790
Mortgage loan interest rate lock commitments	-	196	-	196
Total assets measured at fair value on a recurring basis	$-	79,589	-	79,589

Liabilities
MBS forward sales commitments	$-	28	-	28
Total liabilities measured at fair value on a recurring basis	$-	28	-	28

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company is predominantly an asset based lender with real estate serving as collateral on more than 80% of loans as of December 31, 2018. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,190	8,368	10,558
Total assets measured at fair value on a nonrecurring basis	$-	2,190	8,368	10,558

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,685	6,084	8,769
Other real estate owned	-	148	94	242
Total assets measured at fair value on a nonrecurring basis	$-	2,833	6,178	9,011

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

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

Loans – The valuation of loans held for investment was impacted by the adoption of ASU 2016-01 during 2018. Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

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

The estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 are as follows:

				December 31, 2018
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,121	4,121	-	-	4,121
Loans[1]	1,648,998	1,618,618	-	-	1,618,618
Financial Liabilities:
Deposits	1,648,136	1,515,123	-	1,515,123	-
FHLB and other borrowings	50,000	50,147	-	50,147	-
Junior subordinated debentures	13,403	14,807	-	14,807	-

				December 31, 2017
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,462	4,462	-	-	4,462
Loans[1]	1,371,547	1,372,684	-	2,685	1,369,999
Financial Liabilities:
Deposits	1,381,123	1,269,462	-	1,269,462	-
FHLB and other borrowings	67,200	67,890	-	67,890	-
Junior subordinated debentures	13,403	13,166	-	13,166	-

[1]

Carrying amount is net of the allowance for loan losses and previously presented impaired loans. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 14 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2018, 2017 and 2016. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2018, 2017 and 2016, options totaling 195,425, 107,015, and 108,315, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

		December 31,
(dollars in thousands, except share data)	2018	2017	2016
Numerator:
Net income	$22,289	13,045	13,036
Net income available to common shareholders	$22,289	13,045	13,036
Denominator:
Weighted-average common shares outstanding - basic	7,384,200	7,005,703	6,318,322
Common stock equivalents	353,295	387,674	402,566
Weighted-average common shares outstanding - diluted	7,737,495	7,393,377	6,720,888
Earnings per common share:
Basic	$3.02	1.86	2.06
Diluted	$2.88	1.76	1.94

NOTE 15 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with 12 executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $3.1 million.

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

The Company has occupied land and banking office space under leases expiring on various dates through 2028. The estimated future minimum lease payments under these noncancelable operating leases are summarized as follows:

(dollars in thousands)	For the years ended December 31,
2019	$2,048
2020	2,129
2021	2,181
2022	1,734
2023	1,278
Thereafter	6,378
$15,748

Lease expense for the years ended December 31, 2018, 2017, and 2016, totaled $1.8 million, $1.3 million, and $1.2 million, respectively.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2018, management believes there is no material litigation pending.

NOTE 16 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Current income taxes:
Federal	$5,536	7,139	6,429
State	990	573	548
Total current tax expense	6,526	7,712	6,977
Deferred income tax expense (benefit)	(125)	2,904	356
Income tax expense	$6,401	10,616	7,333

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Tax expense at statutory rate	$6,025	8,281	7,129
Effect of state income taxes, net of federal benefit	782	372	356
Exempt income	(34)	(146)	(162)
Effect of change in federal tax rate	-	2,441	-
Effect of stock-based compensation	(248)	(2)	160
Other	(124)	(330)	(150)
Income tax expense	$6,401	10,616	7,333

Income tax expense for the year ended December 31, 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Act, which was enacted on December 22, 2017. As a result of the new law, we recognized a provisional net tax expense totaling $2.4 million, as noted in the table above. During the fourth quarter of 2018, the Company completed its accounting for the income tax effects related to the Tax Act which resulted in no change to the provisional adjustment recorded in income tax expense in 2017.

As a result of the Tax Act, deferred taxes as of December 31, 2018 and 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%, while deferred taxes as of December 31, 2016 are based on the previous federal income tax rate of 35%. The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,310	3,260
Unrealized loss on securities available for sale	244	121
Net deferred loan fees	592	480
Deferred compensation	1,280	1,124
Sale of real estate owned	128	104
Accrued expenses	-	16
Other	130	136
	5,684	5,241
Deferred tax liabilities:
Property and equipment	1,433	1,208
Hedging transactions	112	88
Prepaid expenses	107	99
Other	12	64
	1,664	1,459
Net deferred tax asset	$4,020	3,782

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2018	2017
Balance, beginning of year	$15,276	14,825
New loans	5,686	6,843
Less loan payments	(6,993)	(6,392)
Balance, end of year	$13,969	15,276

Deposits by executive officers and directors and their related interests at December 31, 2018 and 2017, were $2.7 million and $3.5 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $5,388. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites. Also, the Company contracts with the director on an annual basis to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $21,000, $38,000, and $29,000 for these services during 2018, 2017, and 2016, respectively.

The Company also utilizes employment recruiting services from a vendor for which one of the Company’s directors is an owner and serves as the chairman of the board. The Company paid approximately $38,000 to the vendor for the year ended December 31, 2018.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2018, unfunded commitments to extend credit were approximately $399.4 million, of which $130.5 million is at fixed rates and $269.0 million is at variable rates. At December 31, 2017, unfunded commitments to extend credit were approximately $345.9 million, of which $96.4 million is at fixed rates and $249.5 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2018 and 2017, there was a $10.0 million and $6.3 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 19 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2018, 2017, and 2016 amounted to $587,000, $476,000, and $356,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 20 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2018 and 2017, the Company had an accrued benefit obligation of $6.1 million and $5.4 million, respectively. The Company incurred expenses related to this plan of $940,000, $792,000, and $782,000 in 2018, 2017, and 2016, respectively.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Stock option expense	$1,183	959	746
Restricted stock grant expense	319	299	286
Total stock-based compensation expense	$1,502	1,258	1,032

Stock Options
On May 18, 2010, the Company adopted the 2010 Incentive Plan, making available for issuance 366,025 stock options (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. On May 20, 2014, the Company amended the 2010 Incentive Plan to add an additional 200,000 shares of common stock to be issuable as stock options, for a total of 566,025 shares. As of December 31, 2018, there were 14,375 options available for grant under the 2010 Incentive Plan.

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2018, there were 255,715 options available for grant under the 2016 Equity Incentive Plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
			2018			2017			2016
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of year	662,841	$15.70		642,203	$11.77		693,954	$8.94
Granted	93,200	43.32		110,950	35.34		109,500	23.65
Exercised	(105,630)	8.51		(74,437)	9.48		(152,751)	7.19
Forfeited or expired	(3,600)	40.03		(15,875)	23.49		(8,500)	15.69
Outstanding at end of year	646,811	$20.71	5.6 years	662,841	$15.70	5.6 years	642,203	$11.77	5.9 years
Options exercisable at year-end	404,851	$12.58	4.0 years	419,766	$9.20	4.1 years	399,256	$7.62	4.4 years
Weighted average fair value of options granted during the year		$16.83			$14.14			$10.96
Shares available for grant	270,090			359,690			454,765

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 646,811 and 662,841 stock options outstanding at December 31, 2018 and 2017 was $8.7 million and $16.9 million, respectively. The aggregate intrinsic value of 404,851 and 419,766 stock options exercisable at December 31, 2018 and 2017 was $8.0 million and $13.5 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2018	2017	2016
Dividend yield	-	-	-
Expected life	7 years	7 years	7 years
Expected volatility	32.08%	34.63%	43.22%
Risk-free interest rate	2.50%	2.04%	1.65%

At December 31, 2018, there was $2.3 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.5 years. The fair value of stock option grants that vested during 2018, 2017, and 2016 was $973,000, $775,000 and $593,000, respectively.

Restricted Stock Grants
On May 18, 2010, the Company adopted the 2010 Incentive Plan which included a provision for the issuance of 79,860 shares of restricted stock (adjusted for all subsequent stock dividends). On May 19, 2015, the Company amended the 2010 Incentive Plan to add an additional 25,000 shares of common stock to be issuable as restricted stock grants, for a total of 104,860 shares. As of December 31, 2018, all shares of restricted stock, authorized under the plan had been granted.

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. As of December 31, 2018, 46,424 of restricted stock were available for grant.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2018, 2017, and 2016 is as follows:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	25,000	$26.43	36,125	$20.13	33,749	$12.92
Granted	13,000	42.87	6,500	35.14	22,000	23.91
Vested	(8,375)	25.17	(17,625)	16.73	(17,749)	11.68
Forfeited	-	-	-	-	(1,875)	14.72
Nonvested at end of year	29,625	$34.00	25,000	$26.43	36,125	$20.13

At December 31, 2018, there was $741,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.6 years.

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2018, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2018 and 2017.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
		Actual	minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
The Bank
Total Capital (to risk weighted assets)	$198,195	12.16%	$130,368	8.00%	$162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

The Company
Total Capital (to risk weighted assets)	203,595	12.49%	130,368	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	187,833	11.53%	97,776	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	174,833	10.73%	73,332	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	187,833	10.14%	74,126	4.00%	n/a	n/a

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
		Actual	minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
The Bank
Total Capital (to risk weighted assets)	$175,016	12.99%	$107,749	8.00%	$134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

The Company
Total Capital (to risk weighted assets)	178,665	13.27%	107,749	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	163,142	12.11%	80,812	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	150,142	11.15%	60,609	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	163,142	10.26%	63,573	4.00%	n/a	n/a

NOTE 23 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Year ended December 31, 2018
	Commercial
	and Retail	Mortgage
(dollars in thousands)	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$76,282	375	9	(9)	76,657
Interest expense	15,922	-	592	(9)	16,505
Net interest income (loss)	60,360	375	(583)	-	60,152
Provision for loan losses	1,900	-	-	-	1,900
Noninterest income	4,657	5,544	-	-	10,201
Noninterest expense	35,371	4,152	240	-	39,763
Net income (loss) before taxes	27,746	1,767	(823)	-	28,690
Income tax provision (benefit)	6,185	389	(173)	-	6,401
Net income (loss)	$21,561	1,378	(650)	-	22,289
Total assets	$1,905,474	8,602	187,327	(200,789)	1,900,614

	Year ended December 31, 2017
	Commercial
	and Retail	Mortgage
	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$60,895	314	11	(11)	61,209
Interest expense	9,830	-	514	(11)	10,333
Net interest income (loss)	51,065	314	(503)	-	50,876
Provision for loan losses	2,000	-	-	-	2,000
Noninterest income	4,185	5,152	-	-	9,337
Noninterest expense	30,568	3,738	246	-	34,552
Net income (loss) before taxes	22,682	1,728	(749)	-	23,661
Income tax expense (benefit)	10,239	639	(262)	-	10,616
Net income (loss)	$12,443	1,089	(487)	-	13,045
Total assets	$1,615,960	8,230	163,095	(162,660)	1,624,625

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

NOTE 24 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2018	2017
Assets
Cash and cash equivalents	$5,389	3,623
Investment in subsidiaries	181,919	159,440
Other assets	19	32
Total assets	$187,327	163,095
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$8	6
Junior subordinated debentures	13,403	13,403
Shareholders’ equity	173,916	149,686
Total liabilities and shareholders’ equity	$187,327	163,095

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Revenues
Interest income	$9	11	2
Total revenue	9	11	2
Expenses
Interest expense	592	514	402
Other expenses	240	246	243
Total expenses	832	760	645
Income tax benefit	173	262	172
Loss before equity in undistributed net income of subsidiaries	(650)	(487)	(471)
Equity in undistributed net income of subsidiaries	22,939	13,532	13,507
Net income	$22,289	13,045	13,036

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Operating activities
Net income	$22,289	13,045	13,036
Adjustments to reconcile net income to cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(22,939)	(13,532)	(13,507)
Compensation expense related to stock options and restricted stock grants	1,502	1,258	1,998
(Increase) decrease in other assets	12	2,772	(449)
Increase (decrease) in accounts payable and accrued expenses	2	2	(1)
Net cash provided by operating activities	866	3,545	1,077
Investing activities
Investment in subsidiaries, net	-	(27,334)	(668)
Net cash used for investing activities	-	(27,334)	(668)
Financing activities
Issuance of common stock	-	24,758	-
Proceeds from the exercise of stock options and warrants	900	705	1,098
Net cash provided by financing activities	900	25,463	1,098
Net increase (decrease) in cash and cash equivalents	1,766	1,674	1,507
Cash and cash equivalents, beginning of year	3,623	1,949	442
Cash and cash equivalents, end of year	$5,389	3,623	1,949

NOTE 25 – Selected Condensed Quarterly Financial Data (Unaudited)

	2018
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$17,178	18,535	19,865	21,079
Interest expense	3,136	3,923	4,364	5,082
Net interest income	14,042	14,612	15,501	15,997
Provision for loan losses	500	400	400	600
Noninterest income	2,420	2,771	2,533	2,477
Noninterest expenses	9,205	9,979	10,188	10,391
Income before income tax expense	6,757	7,004	7,446	7,483
Income tax expense	1,543	1,494	1,664	1,700
Net income available to common shareholders	$5,214	5,510	5,782	5,783
Earnings per common share
Basic	$0.71	0.75	0.78	0.78
Diluted	$0.67	0.71	0.75	0.75
Weighted average common shares outstanding
Basic	7,336,839	7,370,709	7,400,174	7,427,902
Diluted	7,726,885	7,751,146	7,746,205	7,725,661

	2017
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$13,959	14,931	15,955	16,364
Interest expense	2,352	2,579	2,646	2,756
Net interest income	11,607	12,352	13,309	13,608
Provision for loan losses	500	500	500	500
Noninterest income	2,051	2,563	2,542	2,181
Noninterest expenses	8,360	8,763	8,806	8,623
Income before income tax expense	4,798	5,652	6,545	6,666
Income tax expense	1,687	2,048	2,295	4,586
Net income available to common shareholders	$3,111	3,604	4,250	2,080
Earnings per common share
Basic	$0.48	0.52	0.58	0.28
Diluted	$0.45	0.49	0.55	0.27
Weighted average common shares outstanding
Basic	6,437,231	6,986,948	7,281,594	7,304,478
Diluted	6,829,590	7,366,208	7,668,476	7,696,684

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2018 and 2017
		Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
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

SOUTHERN FIRST BANCSHARES, INC.

Date:	February 28, 2019	By:	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer	February 28, 2019
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer	February 28, 2019
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/ Andrew B. Cajka, Jr.	Director	February 28, 2019
Andrew B. Cajka, Jr.

/s/ Mark A. Cothran	Director	February 28, 2019
Mark A. Cothran

/s/ Leighton M. Cubbage	Director	February 28, 2019
Leighton M. Cubbage

/s/ David G. Ellison	Director	February 28, 2019
David G. Ellison

/s/ Anne S. Ellefson	Director	February 28, 2019
Anne S. Ellefson

/s/ Fred Gilmer, Jr.	Director	February 28, 2019
Fred Gilmer, Jr.

/s/ Tecumseh Hooper, Jr.	Director	February 28, 2019
Tecumseh Hooper, Jr.

/s/ Rudolph G. Johnstone, III M.D.	Director	February 28, 2019
Rudolph G. Johnstone, III, M.D.

/s/ Anna T. Locke	Director	February 28, 2019
Anna T. Locke

/s/ James B. Orders, III	Director, Chairman	February 28, 2019
James B. Orders, III

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on July 27, 1999, File No. 333-83851).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of the shareholders.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*

10.2	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed for the period ended September 30, 2008).*

10.3	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.4	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.5	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.6	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.7	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.8	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.9	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.10	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.11	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.12	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*

10.13	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.14	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.15	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.16	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.17	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.18	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*

10.19	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.20	Loan Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2014).

10.21	Revolving Promissory Note dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 9, 2014).

10.22	Stock Pledge Agreement dated as of June 6, 2014 between Southern First Bancshares, Inc. and The Brand Banking Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed June 9, 2014).

10.23	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.24	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.25	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.26	Loan and Security Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 3, 2017).

10.27	Promissory Note, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 3, 2017).

10.28	Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2017).

10.29	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.30	Amendment dated as of January 31, 2019 to F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019).*

10.31	Amendment dated as of January 31, 2019 to Michael D. Dowlling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019).*

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement