Form 10-Q
period 2019-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2019-04-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,505,636 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 26, 2019.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2019 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2019	2018
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,853	17,434
Federal funds sold	75,207	35,882
Interest-bearing deposits with banks	25,246	19,557
Total cash and cash equivalents	117,306	72,873
Investment securities:
Investment securities available for sale	73,300	74,905
Other investments	3,309	4,121
Total investment securities	76,609	79,026
Mortgage loans held for sale	9,393	9,241
Loans	1,733,964	1,677,332
Less allowance for loan losses	(16,051)	(15,762)
Loans, net	1,717,913	1,661,570
Bank owned life insurance	34,226	34,010
Property and equipment, net	47,262	32,430
Deferred income taxes	3,877	4,020
Other assets	7,840	7,444
Total assets	$2,014,426	1,900,614
LIABILITIES
Deposits	$1,758,235	1,648,136
Federal Home Loan Bank advances and other borrowings	25,000	50,000
Junior subordinated debentures	13,403	13,403
Other liabilities	36,602	15,159
Total liabilities	1,833,240	1,726,698
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,505,636 and 7,466,481 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	75	75
Nonvested restricted stock	(993)	(741)
Additional paid-in capital	103,600	102,625
Accumulated other comprehensive loss	(379)	(917)
Retained earnings	78,883	72,874
Total shareholders’ equity	181,186	173,916
Total liabilities and shareholders’ equity	$2,014,426	1,900,614

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2019	2018
Interest income
Loans	$20,889	16,563
Investment securities	549	368
Federal funds sold	174	247
Total interest income	21,612	17,178
Interest expense
Deposits	5,375	2,738
Borrowings	419	398
Total interest expense	5,794	3,136
Net interest income	15,818	14,042
Provision for loan losses	300	500
Net interest income after provision for loan losses	15,518	13,542
Noninterest income
Mortgage banking income	1,857	1,328
Service fees on deposit accounts	265	257
ATM and debit card income	380	334
Income from bank owned life insurance	216	220
Other income	276	281
Total noninterest income	2,994	2,420
Noninterest expenses
Compensation and benefits	6,783	5,843
Occupancy	1,339	1,137
Outside service and data processing costs	960	736
Insurance	318	313
Professional fees	439	476
Marketing	260	209
Other	549	491
Total noninterest expenses	10,648	9,205
Income before income tax expense	7,864	6,757
Income tax expense	1,855	1,543
Net income available to common shareholders	$6,009	5,214
Earnings per common share
Basic	$0.81	0.71
Diluted	0.78	0.67
Weighted average common shares outstanding
Basic	7,459,342	7,336,839
Diluted	7,741,860	7,726,885

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2019	2018
Net income	$6,009	5,214
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	684	(919)
Tax (expense) benefit	(143)	192
Reclassification of realized (gain) loss	(4)	1
Tax expense	1	-
Other comprehensive income (loss)	538	(726)
Comprehensive income	$6,547	4,488

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	loss	earnings	Total
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	5,214	5,214
Proceeds from exercise of stock options	24,365	1	-	-	-	227	-	-	228
Issuance of restricted stock	9,500	-	-	-	(409)	409	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	69	-	-	-	69
Compensation expense related to stock options, net of tax	-	-	-	-	-	268	-	-	268
Other comprehensive loss	-	-	-	-	-	-	(726)	-	(726)

March 31, 2018	7,381,716	$74	-	$-	$(842)	$100,890	$(1,182)	$55,799	$154,739
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	6,009	6,009
Proceeds from exercise of stock options	28,455	-	-	-	-	322	-	-	322
Issuance of restricted stock	10,700	-	-	-	(347)	347	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	95	-	-	-	95
Compensation expense related to stock options, net of tax	-	-	-	-	-	306	-	-	306
Other comprehensive income	-	-	-	-	-	-	538	-	538

March 31, 2019	7,505,636	$75	-	$-	$(993)	$103,600	$(379)	$78,883	$181,186

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
		March 31,
(dollars in thousands)	2019	2018
Operating activities
Net income	$6,009	5,214
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	300	500
Depreciation and other amortization	453	401
Accretion and amortization of securities discounts and premium, net	83	116
(Gain) loss on sale of investment securities available for sale	(4)	1
Gain on sale of fixed assets	-	(8)
Operating lease payments	447	-
Compensation expense related to stock options and restricted stock grants	401	337
Gain on sale of loans held for sale	(1,775)	(941)
Loans originated and held for sale	(55,178)	(49,194)
Proceeds from sale of loans held for sale	56,801	51,040
Increase in cash surrender value of bank owned life insurance	(216)	(220)
(Increase) decrease in deferred tax asset	1	(1)
(Increase) decrease in other assets, net	(396)	365
Increase (decrease) in other liabilities	5,978	(1,179)
Net cash provided by operating activities	12,904	6,431
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(56,643)	(72,483)
Purchase of property and equipment	(266)	(498)
Purchase of investment securities:
Other investments	-	(2,595)
Payments and maturities, calls and repayments of investment securities:
Available for sale	2,205	2,221
Other investments	812	4,001
Proceeds from sale of investment securities available for sale	-	5,841
Net cash used for investing activities	(53,892)	(63,513)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	110,099	139,400
Decrease in Federal Home Loan Bank advances and other borrowings, net	(25,000)	(38,600)
Proceeds from the exercise of stock options and warrants	322	228
Net cash provided by financing activities	85,421	101,028
Net increase in cash and cash equivalents	44,433	43,946
Cash and cash equivalents at beginning of the period	72,873	92,165
Cash and cash equivalents at end of the period	$117,306	136,111
Supplemental information
Cash paid for
Interest	$5,570	3,190
Income taxes	-	-
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	538	(726)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,395	-

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Business Segments
In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to a resource allocation and performance assessment. The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were generated to third parties, that is, at current market prices. Please refer to “Note 10 – Reportable Segments” for further information on the reporting for the Company’s three business segments.

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

Adoption of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet. For public companies, this update was effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases. Implementation of the guidance resulted in the recording of a right-of-use asset and lease liability on the balance sheet; however it does not have a material impact on the Company's other consolidated financial statements. See additional disclosures in Note 8.

Newly Issued, But Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company intends to adopt the guidance on January 1, 2020 and has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on our processes. Our implementation plan has progressed through the initial design, build, and testing phase and, in the first quarter of 2019, we began running parallel models. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2019
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,970	1	75	8,896
SBA securities	3,441	-	52	3,389
State and political subdivisions	8,061	127	13	8,175
Asset-backed securities	9,504	-	78	9,426
Mortgage-backed securities
FHLMC	11,873	147	135	11,885
FNMA	27,777	45	364	27,458
GNMA	4,154	3	86	4,071
Total mortgage-backed securities	43,804	195	585	43,414
Total investment securities available for sale	$73,780	323	803	73,300

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,975	1	194	8,782
SBA securities	3,628	-	103	3,525
State and political subdivisions	8,371	48	63	8,356
Asset-backed securities	9,595	12	49	9,558
Mortgage-backed securities
FHLMC	12,258	87	242	12,103
FNMA	29,068	25	551	28,542
GNMA	4,170	1	132	4,039
Total mortgage-backed securities	45,496	113	925	44,684
Total	$76,065	174	1,334	74,905

Contractual maturities and yields on the Company’s investment securities at March 31, 2019 and December 31, 2018 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	3,418	2.06%	5,478	2.90%	-	-	8,896	2.58%
SBA securities	-	-	-	-	-	-	3,389	2.78%	3,389	2.78%
State and political subdivisions	-	-	1,130	2.96%	4,145	6.74%	2,900	2.87%	8,175	4.84%
Asset-backed securities	-	-	-	-	1,776	3.21%	7,651	3.26%	9,426	3.25%
Mortgage-backed securities	-	-	4,864	1.92%	9,396	2.22%	29,153	2.78%	43,414	2.61%
Total	$-	-	9,412	2.10%	20,795	3.11%	43,093	2.92%	73,300	2.94%

	December 31, 2018
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,665	2.12%	6,117	2.77%	-	-	8,782	2.57%
SBA securities	-	-	-	-	-	-	3,525	2.72%	3,525	2.72%
State and political subdivisions	-	-	819	2.60%	4,637	3.04%	2,900	2.88%	8,356	2.94%
Asset-backed securities	-	-	-	-	1,862	3.22%	7,696	3.29%	9,558	3.27%
Mortgage-backed securities	-	-	5,094	1.89%	9,763	2.22%	29,827	2.70%	44,684	2.50%
Total	$-	-	8,578	2.03%	22,379	2.62%	43,948	2.81%	74,905	2.67%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$499	$1	8	$7,147	$74	9	$7,646	$75
SBA securities	-	-	-	2	3,389	52	2	3,389	52
State and political subdivisions	-	-	-	4	1,561	13	4	1,561	13
Asset-backed securities	5	7,651	70	1	1,775	8	6	9,426	78
Mortgage-backed securities
FHLMC	-	-	-	10	7,218	135	10	7,218	135
FNMA	1	887	7	22	20,143	357	23	21,030	364
GNMA	-	-	-	3	2,947	86	3	2,947	86
Total	7	$9,037	$78	50	$44,180	$725	57	$53,217	$803

	December 31, 2018
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$1,246	$3	8	$7,035	$191	9	$8,281	$194
SBA securities	-	-	-	2	3,525	103	2	3,525	103
State and political subdivisions	-	-	-	7	2,829	63	7	2,829	63
Asset-backed securities	4	6,707	49	-	-	-	4	6,707	49
Mortgage-backed securities
FHLMC	-	-	-	10	7,402	242	10	7,402	242
FNMA	2	2,689	6	23	22,814	545	25	25,503	551
GNMA	1	1,104	6	3	2,919	126	4	4,023	132
Total	8	$11,746	$64	53	$46,524	$1,270	61	$58,270	$1,334

At March 31, 2019, the Company had seven individual investments with a fair market value of $9.0 million that were in an unrealized loss position for less than 12 months and 50 individual investments with a fair market value of $44.2 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

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

(dollars in thousands)	March 31, 2019	December 31, 2018
Federal Home Loan Bank stock	$2,774	3,587
Other investments	132	131
Investment in Trust Preferred securities	403	403
Total other investments	$3,309	4,121

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2019 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2019, mortgage loans held for sale totaled $9.4 million compared to $9.2 million at December 31, 2018.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.9 million as of March 31, 2019 and $2.8 million as of December 31, 2018.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$386,256	22.3%	$367,018	21.9%
Non-owner occupied RE	423,953	24.4%	404,296	24.1%
Construction	80,561	4.7%	84,411	5.0%
Business	281,502	16.2%	272,980	16.3%
Total commercial loans	1,172,272	67.6%	1,128,705	67.3%
Consumer
Real estate	330,538	19.1%	320,943	19.1%
Home equity	167,146	9.6%	165,937	9.9%
Construction	39,838	2.3%	37,925	2.3%
Other	24,170	1.4%	23,822	1.4%
Total consumer loans	561,692	32.4%	548,627	32.7%
Total gross loans, net of deferred fees	1,733,964	100.0%	1,677,332	100.0%
Less—allowance for loan losses	(16,051)		(15,762)
Total loans, net	$1,717,913		$1,661,570

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

	March 31, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$21,648	165,318	199,290	386,256
Non-owner occupied RE	41,795	244,292	137,866	423,953
Construction	18,526	35,798	26,237	80,561
Business	80,049	141,048	60,405	281,502
Total commercial loans	162,018	586,456	423,798	1,172,272
Consumer
Real estate	24,754	73,030	232,754	330,538
Home equity	8,127	26,423	132,596	167,146
Construction	15,122	877	23,839	39,838
Other	7,473	12,121	4,576	24,170
Total consumer loans	55,476	112,451	393,765	561,692
Total gross loans, net of deferred fees	$217,494	698,907	817,563	1,733,964
Loans maturing after one year with:
Fixed interest rates				$1,155,862
Floating interest rates				360,608

	December 31, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$20,839	165,436	180,743	367,018
Non-owner occupied RE	43,000	227,454	133,842	404,296
Construction	22,941	33,045	28,425	84,411
Business	80,672	128,911	63,397	272,980
Total commercial loans	167,452	554,846	406,407	1,128,705
Consumer
Real estate	29,301	70,467	221,175	320,943
Home equity	8,867	24,618	132,452	165,937
Construction	16,006	1,646	20,273	37,925
Other	7,681	11,253	4,888	23,822
Total consumer	61,855	107,984	378,788	548,627
Total gross loan, net of deferred fees	$229,307	662,830	785,195	1,677,332
Loans maturing after one year with :
Fixed interest rates				$1,100,854
Floating interest rates				347,171

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average credit risk; however, still have acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	March 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$382,553	415,897	80,494	275,450	1,154,394
Special mention	1,495	4,261	67	1,967	7,790
Substandard	2,208	3,795	-	4,085	10,088
Doubtful	-	-	-	-	-
	$386,256	423,953	80,561	281,502	1,172,272

	December 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$363,621	400,266	84,411	266,898	1,115,196
Special mention	296	118	-	2,971	3,385
Substandard	3,101	3,912	-	3,111	10,124
Doubtful	-	-	-	-	-
	$367,018	404,296	84,411	272,980	1,128,705

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$386,146	423,953	80,561	281,430	1,172,090
30-59 days past due	110	-	-	-	110
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	-	-	72	72
	$386,256	423,953	80,561	281,502	1,172,272

	December 31, 2018
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$367,018	404,179	84,411	272,864	1,128,472
30-59 days past due	-	117	-	36	153
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	-	-	80	80
	$367,018	404,296	84,411	272,980	1,128,705

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	March 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$324,421	163,989	39,838	24,007	552,255
Special mention	2,428	415	-	127	2,970
Substandard	3,689	2,742	-	36	6,467
Doubtful	-	-	-	-	-
	$330,538	167,146	39,838	24,170	561,692

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$314,586	162,626	37,925	23,586	538,723
Special mention	1,792	864	-	139	2,795
Substandard	4,565	2,447	-	97	7,109
Doubtful	-	-	-	-	-
	$320,943	165,937	37,925	23,822	548,627

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$328,378	166,632	39,838	24,140	558,988
30-59 days past due	656	246	-	30	932
60-89 days past due	862	-	-	-	862
Greater than 90 Days	642	268	-	-	910
	$330,538	167,146	39,838	24,170	561,692

				December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$317,267	165,727	37,925	23,603	544,522
30-59 days past due	2,555	30	-	106	2,691
60-89 days past due	923	-	-	113	1,036
Greater than 90 Days	198	180	-	-	378
	$320,943	165,937	37,925	23,822	548,627

As of March 31, 2019 and December 31, 2018, loans 30 days or more past due represented 0.17% and 0.26% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.01% of the Company’s total loan portfolio as of March 31, 2019 and December 31, 2018, while consumer loans 30 days or more past due were 0.16% and 0.25% of total loans as of March 31, 2019 and December 31, 2018, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	403	210
Construction	-	-
Business	72	81
Consumer
Real estate	1,840	1,980
Home equity	1,249	1,006
Construction	-	-
Other	-	12
Nonaccruing troubled debt restructurings	2,485	2,541
Total nonaccrual loans, including nonaccruing TDRs	6,049	5,830
Other real estate owned	-	-
Total nonperforming assets	$6,049	5,830
Nonperforming assets as a percentage of:
Total assets	0.30%	0.31%
Gross loans	0.35%	0.35%
Total loans over 90 days past due	982	458
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$6,839	6,742

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

		March 31, 2019
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,816	2,751	449	75
Non-owner occupied RE	2,977	2,953	1,773	546
Construction	-	-	-	-
Business	3,242	2,615	1,998	946
Total commercial	9,035	8,319	4,220	1,567
Consumer
Real estate	2,755	2,748	1,264	414
Home equity	1,704	1,665	268	95
Construction	-	-	-	-
Other	156	156	156	18
Total consumer	4,615	4,569	1,688	527
Total	$13,650	12,888	5,908	2,094

		December 31, 2018
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,827	2,762	451	75
Non-owner occupied RE	3,321	2,807	2,204	558
Construction	-	-	-	-
Business	3,745	2,520	2,005	895
Total commercial	9,893	8,089	4,660	1,528
Consumer
Real estate	2,993	2,892	1,398	456
Home equity	1,935	1,421	-	-
Construction	-	-	-	-
Other	170	170	170	30
Total consumer	5,098	4,483	1,568	486
Total	$14,991	12,572	6,228	2,014

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended		Year ended
	March 31, 2019		March 31, 2018		December 31, 2018
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,757	30	2,231	17	2,784	142
Non-owner occupied RE	2,977	49	3,758	50	2,860	174
Construction	-	-	-	-	-	-
Business	2,567	40	1,886	21	2,883	162
Total commercial	8,301	119	7,875	88	8,527	478
Consumer
Real estate	2,761	25	2,814	41	2,930	151
Home equity	1,677	30	2,203	28	1,453	99
Construction	-	-	-	-	-	-
Other	157	1	168	1	174	5
Total consumer	4,595	56	5,185	70	4,557	255
Total	$12,896	175	13,060	158	13,084	733

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended March 31, 2019
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,726	3,811	615	3,616	3,081	1,348	275	290	15,762
Provision for loan losses	57	74	(43)	171	(56)	61	7	29	300
Loan charge-offs	-	-	-	-	-	-	-	(41)	(41)
Loan recoveries	-	1	-	9	16	1	-	3	30
Net loan charge-offs	-	1	-	9	16	1	-	(38)	(11)
Balance, end of period	$2,783	3,886	572	3,796	3,041	1,410	282	281	16,051
Net charge-offs to average loans (annualized)									0.00%
Allowance for loan losses to gross loans									0.93%
Allowance for loan losses to nonperforming loans									265.35%

	Three months ended March 31, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,534	3,230	325	3,848	3,495	1,600	210	281	15,523
Provision for loan losses	146	135	90	(294)	(105)	451	46	31	500
Loan charge-offs	-	-	-	(119)	-	(140)	-	(34)	(293)
Loan recoveries	-	1	-	118	1	-	-	2	122
Net loan charge-offs	-	1	-	(1)	1	(140)	-	(32)	(171)
Balance, end of period	$2,680	3,366	415	3,553	3,391	1,911	256	280	15,852
Net charge-offs to average loans (annualized)									0.05%
Allowance for loan losses to gross loans									1.09%
Allowance for loan losses to nonperforming loans									217.92%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	March 31, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,567	527	2,094	8,319	4,569	12,888
Collectively evaluated	9,470	4,487	13,957	1,163,953	557,123	1,721,076
Total	$11,037	5,014	16,051	1,172,272	561,692	1,733,964

	December 31, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,528	486	2,014	8,089	4,483	12,572
Collectively evaluated	9,240	4,508	13,748	1,120,616	544,144	1,664,760
Total	$10,768	4,994	15,762	1,128,705	548,627	1,677,332

NOTE 5 – Troubled Debt Restructurings

At March 31, 2019 and December 31, 2018, the Company had 26 loans totaling $9.3 million which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification. There were no new loans classified as TDRs during the three months ended March 31, 2019.

For the three months ended March 31, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Real estate	2	-	-	-	2	$549	$669
Total loans	2	-	-	-	2	$549	$669

As of March 31, 2019 and 2018, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2019 and December 31, 2018.

	March 31, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$42,620	Other assets	$589
MBS forward sales commitments	26,000	Other liabilities	(107)
Total derivative financial instruments	$68,620		$482

	December 31, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$20,552	Other assets	$345
MBS forward sales commitments	11,750	Other liabilities	(121)
Total derivative financial instruments	$32,302		$224

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 13 of the Company’s 2018 Form 10-K. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	8,896	-	8,896
SBA securities	-	3,389	-	3,389
State and political subdivisions	-	8,175	-	8,175
Asset-backed securities	-	9,426	-	9,426
Mortgage-backed securities	-	43,414	-	43,414
Mortgage loans held for sale	-	9,393	-	9,393
Mortgage loan interest rate lock commitments	-	589	-	589
Total assets measured at fair value on a recurring basis	$-	83,282	-	83,282

Liabilities
MBS forward sales commitments	$-	107	-	107
Total liabilities measured at fair value on a recurring basis	$-	107	-	107

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,782	-	8,782
SBA securities	-	3,525	-	3,525
State and political subdivisions	-	8,356	-	8,356
Asset-backed securities	-	9,558	-	9,558
Mortgage-backed securities	-	44,684	-	44,684
Mortgage loans held for sale	-	9,241	-	9,241
Mortgage loan interest rate lock commitments	-	345	-	345
Total assets measured at fair value on a recurring basis	$-	84,491	-	84,491

Liabilities
MBS forward sales commitments	$-	121	-	121
Total liabilities measured at fair value on a recurring basis	$-	121	-	121

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,386	8,408	10,794
Total assets measured at fair value on a nonrecurring basis	$-	2,386	8,408	10,794

	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,190	8,368	10,558
Total assets measured at fair value on a nonrecurring basis	$-	2,190	8,368	10,558

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

The estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,309	3,309	-	-	3,309
Loans[1]	1,705,025	1,675,800	-	-	1,675,800
Financial Liabilities:
Deposits	1,758,235	1,646,234	-	1,646,234	-
FHLB and other borrowings	25,000	25,689	-	25,689	-
Junior subordinated debentures	13,403	14,528	-	14,528	-

	December 31, 2018
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,121	4,121	-	-	4,121
Loans[1]	1,648,998	1,618,618	-	-	1,618,618
Financial Liabilities:
Deposits	1,648,136	1,515,123	-	1,515,123	-
FHLB and other borrowings	50,000	50,147	-	50,147	-
Junior subordinated debentures	13,403	14,807	-	14,807	-

1 Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of March 31, 2019, the Company leases five of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to August 2028, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.83 years as of March 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.13% as of March 31, 2019.

The total operating lease costs were $528,000 for the three months ended March 31, 2019. The right-of-use asset, included in property and equipment, and lease liabilities, included in other liabilities, were $15.0 million and $15.5 million as of March 31, 2019, respectively. The right-of-use asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating
(dollars in thousands)	Leases
2019	$1,367
2020	1,862
2021	1,907
2022	1,151
2023	1,020
Thereafter	12,331
Total undiscounted lease payments	19,639
Discount effect of cash flows	4,174
Total lease liability	$15,465

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2019 and 2018. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2019. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2019 and 2018, there were 271,034 and 166,172 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended
	March 31,
(dollars in thousands, except share data)	2019	2018
Numerator:
Net income available to common shareholders	$6,009	5,214
Denominator:
Weighted-average common shares outstanding – basic	7,459,342	7,336,839
Common stock equivalents	282,518	390,046
Weighted-average common shares outstanding – diluted	7,741,860	7,726,885
Earnings per common share:
Basic	$0.81	0.71
Diluted	$0.78	0.67

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

				Three months ended					Three months ended
				March 31, 2019					March 31, 2018
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ations	idated
Interest income	$21,519	93	3	(3)	21,612	17,078	100	2	(2)	17,178
Interest expense	5,631	-	166	(3)	5,794	3,019	-	119	(2)	3,136
Net interest income (loss)	15,888	93	(163)	-	15,818	14,059	100	(117)	-	14,042
Provision for loan losses	300	-	-	-	300	500	-	-	-	500
Noninterest income	1,137	1,857	-	-	2,994	1,092	1,328	-	-	2,420
Noninterest expense	9,465	1,123	60	-	10,648	8,181	964	60	-	9,205
Net income (loss) before taxes	7,260	827	(223)	-	7,864	6,470	464	(177)	-	6,757
Income tax provision (benefit)	1,728	174	(47)	-	1,855	1,483	97	(37)	-	1,543
Net income (loss)	$5,532	653	(176)	-	6,009	4,987	367	(140)	-	5,214
Total assets	$2,002,957	11,003	194,671	(194,205)	2,014,426	1,720,017	8,814	168,137	(167,669)	1,729,299

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018 and assesses our financial condition as of March 31, 2019 as compared to December 31, 2018. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the following:

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
●

Other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At March 31, 2019, we had total assets of $2.01 billion, a 6.0% increase from total assets of $1.90 billion at December 31, 2018. The largest components of our total assets are loans, cash and cash equivalents and securities which were $1.73 billion, $117.3 million and $76.6 million, respectively, at March 31, 2019. Comparatively, our loans, cash and cash equivalents and securities totaled $1.68 billion, $72.9 million and $79.0 million, respectively, at December 31, 2018. Our liabilities and shareholders’ equity at March 31, 2019 totaled $1.83 billion and $181.2 million, respectively, compared to liabilities of $1.73 billion and shareholders’ equity of $173.9 million at December 31, 2018. The principal component of our liabilities is deposits which were $1.76 billion and $1.65 billion at March 31, 2019 and December 31, 2018, respectively.

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

Our net income to common shareholders was $6.0 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $795,000, or 15.3%. Diluted earnings per share (“EPS”) was $0.78 for the first quarter of 2019 as compared to $0.67 for the same period in 2018. The increase in net income resulted primarily from increases in net interest income and noninterest income, which were partially offset due to an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $15.8 million for the three month period ended March 31, 2019, a 12.7% increase over net interest income of $14.0 million for the same period in 2018. In addition, our average earning assets increased 16.1%, or $252.4 million, during the first quarter of 2019 compared to the first quarter of 2018, while our interest-bearing liabilities increased by $184.5 million, or 15.4%, during the same period. The increase in average earning assets was primarily related to an increase in average loans partially offset by a decrease in federal funds sold, while the increase in average interest-bearing liabilities was primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2019 and 2018. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
			2019			2018
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold	$30,656	$174	2.30%	$61,743	$247	1.62%
Investment securities, taxable	71,876	508	2.87%	58,029	312	2.18%
Investment securities, nontaxable(2)	5,427	53	3.98%	7,046	73	4.19%
Loans(3)	1,715,570	20,889	4.94%	1,444,343	16,563	4.65%
Total interest-earning assets	1,823,529	21,624	4.81%	1,571,161	17,195	4.44%
Noninterest-earning assets	86,431			74,685
Total assets	$1,909,960			$1,645,846
Interest-bearing liabilities
NOW accounts	$186,070	86	0.19%	$238,690	91	0.15%
Savings & money market	780,115	3,300	1.72%	595,374	1,577	1.07%
Time deposits	371,694	1,989	2.17%	315,344	1,070	1.38%
Total interest-bearing deposits	1,337,879	5,375	1.63%	1,149,408	2,738	0.97%
FHLB advances and other borrowings	31,302	256	3.32%	35,287	283	3.25%
Junior subordinated debentures	13,403	163	4.93%	13,403	115	3.48%
Total interest-bearing liabilities	1,382,584	5,794	1.70%	1,198,098	3,136	1.06%
Noninterest-bearing liabilities	349,988			295,374
Shareholders’ equity	177,388			152,374
Total liabilities and shareholders’ equity	$1,909,960			$1,645,846
Net interest spread			3.11%			3.38%
Net interest income (tax equivalent) / margin		$15,830	3.52%		$14,059	3.63%
Less: tax-equivalent adjustment(2)		12			17
Net interest income		$15,818			$14,042
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.52% for the three months ended March 31, 2019 compared to 3.63% for the first quarter of 2018. The 11 basis point decrease in net interest margin was driven by the increase in rate on our interest-bearing liabilities, partially offset by the increased rate on our interest-earning assets as compared to the prior year period. Our average interest-earning assets grew by $252.4 million during the first three months of 2019 as compared to the same period in 2018, while the average yield on these assets increased by 37 basis points. In addition, our average interest-bearing liabilities grew by $184.5 million during the 2019 period while the rate on these liabilities increased 64 basis points to 1.70% for the three months ended March 31, 2019.

The increase in average interest-earning assets for the three months ended March 31, 2019 as compared to the same period in 2018 primarily related to a $271.2 million increase in our average loan balances. The 37 basis point increase in yield on these assets was driven by a 29 basis point increase in our loan yield. The higher yield on our loan portfolio was due to loans being originated or renewed at market rates which are higher than those in the past.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $188.5 million increase in our interest-bearing deposits at an average rate of 1.63%, a 66 basis point increase from the average rate in the first quarter of 2018. This increase was partially offset by a $4.0 million decrease in FHLB advances and other borrowings at an average rate of 3.32%, a seven basis point increase from the first quarter of 2018.

Our net interest spread was 3.11% for the three months ended March 31, 2019 compared to 3.38% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 37 basis point increase in yield on our interest-earning assets and the 64 basis point increase in rate on our interest-bearing liabilities, resulted in a 27 basis point decrease in our net interest spread for the 2019 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the competitive rate environment around our deposits.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2019 vs. 2018				March 31, 2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,110	1,024	192	4,326	$2,582	382	73	3,037
Investment securities	69	94	18	181	(25)	18	(1)	(8)
Federal funds sold	(124)	103	(52)	(73)	62	61	67	190
Total interest income	3,055	1,221	158	4,434	2,619	461	139	3,219
Interest expense
Deposits	439	1,894	304	2,637	404	820	265	1,489
FHLB advances and other borrowings	(32)	6	(1)	(27)	(714)	(9)	7	(716)
Junior subordinated debt	-	48	-	48	-	11	-	11
Total interest expense	407	1,948	303	2,658	(310)	822	272	784
Net interest income	$2,648	(727)	(145)	1,776	$2,929	(361)	(133)	2,435

Net interest income, the largest component of our income, was $15.8 million for the three months ended March 31, 2019 and $14.0 million for the three months ended March 31, 2018, a $1.8 million, or 12.7%, increase during the first quarter of 2019. The increase in net interest income is due to a $4.4 million increase in interest income, partially offset by a $2.7 million increase in interest expense. During the first quarter of 2019, our average interest-earning assets increased $252.4 million as compared to the same period in 2018, resulting in $3.1 million of additional interest income, while higher rates on our interest-earning assets also increased interest income by $1.2 million from the prior year period. Overall, our average interest-bearing deposits increased by $188.5 million. While the growth in interest-bearing deposits resulted in additional interest expense, the reduction in FHLB advances and other borrowings partially offset the increase, resulting in a net increase in interest expense of $407,000. However, higher rates on our interest-bearing deposits, junior subordinated debt, as well as FHLB advances and other borrowings, resulted in an increase in interest expense of $1.9 million from the prior year period.

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

For the three months ended March 31, 2019, we incurred a noncash expense related to the provision for loan losses of $300,000, which resulted in an allowance for loan losses of $16.1 million, or 0.93% of gross loans. For the three months ended March 31, 2018, our provision for loan losses of $500,000 resulted in an allowance for loan losses of $15.9 million, or 1.09% of gross loans. During the past 12 months, our loan balances increased by $274.6 million, while the percentage of our nonperforming loans and classified loans have declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Mortgage banking income	$1,857	1,328
Service fees on deposit accounts	265	257
ATM and debit card income	380	334
Income from bank owned life insurance	216	220
Other income	276	281
Total noninterest income	$2,994	2,420

Noninterest income increased $574,000, or 23.7%, for the first quarter of 2019 as compared to the same period in 2018. The increase in total noninterest income during the 2019 period resulted primarily from the following:

●	Mortgage banking income increased by $529,000, or 39.8%, driven by higher mortgage origination volume during the first quarter of 2019 due in part to the favorable interest rate environment for mortgage loans.
●	ATM and debit card income increased by $46,000, or 13.8%, driven by an increase in transaction volume.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Compensation and benefits	$6,783	5,843
Occupancy	1,339	1,137
Outside service and data processing costs	960	736
Insurance	318	313
Professional fees	439	476
Marketing	260	209
Other	549	491
Total noninterest expense	$10,648	9,205

Noninterest expense was $10.6 million for the three months ended March 31, 2019, a $1.4 million, or 15.7%, increase from noninterest expense of $9.2 million for the three months ended March 31, 2018. The increase in noninterest expenses during the 2019 period was driven by the following:

●	Compensation and benefits expense increased $940,000, or 16.1%, relating primarily to increases in base compensation, incentive compensation and benefits expenses. Base compensation increased by $756,000 driven by the cost of 14 additional employees, five of which were hired in conjunction with the opening of our new office in Atlanta, Georgia; five of which were hired as additional team leaders or mortgage executives in our existing markets; and the remainder being hired to support loan, deposit and corporate growth. Incentive compensation increased by $90,000 and benefits expense increased by $97,000 during the 2019 period. The increase in incentive compensation related to the additional number of employees at March 31, 2019 while the increase in benefits expenses was driven by an increase in payroll taxes and partially offset by a decrease in group insurance costs for the 2019 period.

●	Occupancy expenses increased by $202,000, or 17.8%, primarily driven by our new office in Atlanta, Georgia as well as additional rent expense recognized due to the implementation of the new lease accounting standard.
●	Outside service and data processing fees increased by $224,000, or 30.4%, primarily due to increased electronic banking and software licensing costs.

Our efficiency ratio was 56.6% for the first quarter of 2019 compared to 55.9% for the same period in 2018. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the 2019 period relates primarily to the increase in noninterest expenses as a percentage of net interest and noninterest income compared to the prior year.

We incurred income tax expense of $1.9 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 23.6% and 22.8% for the three months ended March 31, 2019 and 2018, respectively. The higher tax rate for the 2019 period relates to the lesser impact of our tax exempt income on our taxable income.

Balance Sheet Review

Investment Securities
At March 31, 2019, the $76.6 million in our investment securities portfolio represented approximately 3.8% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, and mortgage-backed securities with a fair value of $73.3 million and an amortized cost of $73.8 million, resulting in an unrealized loss of $480,000. At December 31, 2018, the $79.0 million in our investment securities portfolio represented approximately 4.2% of our total assets. At December 31, 2018, we held investment securities available for sale with a fair value of $74.9 million and an amortized cost of $76.1 million for an unrealized loss of $1.2 million.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2019 and 2018 were $1.72 billion and $1.44 billion, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2019 and December 31, 2018 were $1.73 billion and $1.68 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2019, our loan portfolio included $1.4 billion, or 82.4%, of real estate loans. As of December 31, 2018, real estate loans made up 82.3% of our loan portfolio and totaled $1.4 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $167.1 million as of March 31, 2019, of which approximately 60% were in a first lien position, while the remaining balance was second liens, compared to $165.9 million as of December 31, 2018, with approximately 56% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $88,000 and a loan to value of 69% as of March 31, 2019, compared to an average loan balance of $88,000 and a loan to value of approximately 70% as of December 31, 2018. Further, 0.3% and 0.1% of our total home equity lines of credit were over 30 days past due as of March 31, 2019 and December 31, 2018, respectively.

Following is a summary of our loan composition at March 31, 2019 and December 31, 2018. During the first three months of 2019, our loan portfolio increased by $56.6 million, or 3.4%. Our commercial and consumer loan portfolios each experienced growth during the three months ended March 31, 2019 with a 3.9% increase in commercial loans and a 2.4% increase in consumer loans during the period. Of the $56.6 million in loan growth during the first three months of 2019, $47.8 million of the increase was in loans secured by real estate, $8.5 million in commercial business loans, and $348,000 in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $377,000, a term of eleven years, and an average rate of 4.52% as of March 31, 2019, compared to a principal balance of $377,000, a term of eleven years, and an average rate of 4.47% as of December 31, 2018.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$386,256	22.3%	$367,018	21.9%
Non-owner occupied RE	423,953	24.4%	404,296	24.1%
Construction	80,561	4.7%	84,411	5.0%
Business	281,502	16.2%	272,980	16.3%
Total commercial loans	1,172,272	67.6%	1,128,705	67.3%

Consumer
Real estate	330,538	19.1%	320,943	19.1%
Home equity	167,146	9.6%	165,937	9.9%
Construction	39,838	2.3%	37,925	2.3%
Other	24,170	1.4%	23,822	1.4%
Total consumer loans	561,692	32.4%	548,627	32.7%
Total gross loans, net of deferred fees	1,733,964	100.0%	1,677,332	100.0%
Less—allowance for loan losses	(16,051)		(15,762)
Total loans, net	$1,717,913		$1,661,570

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2019 and December 31, 2018, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial	$475	291
Consumer	3,089	2,998
Nonaccruing troubled debt restructurings	2,485	2,541
Total nonaccrual loans	6,049	5,830
Other real estate owned	-	-
Total nonperforming assets	$6,049	5,830

At March 31, 2019, nonperforming assets were $6.0 million, or 0.30% of total assets and 0.35% of gross loans. Comparatively, nonperforming assets were $5.8 million, or 0.31% of total assets and 0.35% of gross loans at December 31, 2018. Nonaccrual loans were $6.0 million at March 31, 2019, a slight increase from December 31, 2018. During the first three months of 2019, three loans were put on nonaccrual status and two nonaccrual loans were either paid off or returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first three months of 2019 and 2018 was approximately $20,000 and $72,000, respectively.

At March 31, 2019 and 2018, the allowance for loan losses represented 265.4% and 217.9% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 84%, of nonperforming loans at March 31, 2019 was secured by real estate. Our nonperforming loans have been written down to approximately 92% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $16.1 million as of March 31, 2019 to be adequate.

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

In addition, at March 31, 2019, 82.4% of our loans were collateralized by real estate and 80% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2019, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2019, impaired loans totaled $12.9 million, for which $5.9 million of these loans had a reserve of approximately $2.1 million allocated in the allowance. During the first three months of 2019, the average recorded investment in impaired loans was approximately $12.9 million. Comparatively, impaired loans totaled $12.6 million at December 31, 2018, and $6.2 million of these loans had a reserve of approximately $2.0 million allocated in the allowance. During 2018, the average recorded investment in impaired loans was approximately $13.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2019 and December 31, 2018, we determined that we had loans totaling $9.3 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $16.1 million and $15.9 million at March 31, 2019 and 2018, respectively, or 0.93% of outstanding loans at March 31, 2019 and 1.09% of outstanding loans at March 31, 2018. At December 31, 2018, our allowance for loan losses was $15.8 million, or 0.94% of outstanding loans, and we had net loans charged-off of $1.7 million for the year ended December 31, 2018.

During the three months ended March 31, 2019, we charged-off $41,000 of loans and recorded $30,000 of recoveries on loans previously charged-off, for net charge-offs of $11,000. Comparatively, we charged-off $293,000 of loans and recorded $122,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $171,000, or 0.05% of average loans, annualized, for the first three months of 2018.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended
	March 31,		Year ended
(dollars in thousands)	2019	2018	December 31, 2018
Balance, beginning of period	$15,762	15,523	15,523
Provision	300	500	1,900
Loan charge-offs	(41)	(293)	(2,146)
Loan recoveries	30	122	485
Net loan charge-offs	(11)	(171)	(1,661)
Balance, end of period	$16,051	15,852	15,762

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

Our retail deposits represented $1.68 billion, or 95.5% of total deposits at March 31, 2019, while our out-of-market, or brokered, deposits represented $79.7 million, or 4.5% of our total deposits at March 31, 2019. At December 31, 2018, retail deposits represented $1.57 billion, or 95.2% of our total deposits, and brokered CDs were $79.3 million, representing 4.8% of our total deposits. Our loan-to-deposit ratio was 99% at March 31, 2019 and 102% at December 31, 2018.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Non-interest bearing	$359,754	346,570
Interest bearing:
NOW accounts	211,613	186,795
Money market accounts	791,490	730,765
Savings	15,451	15,486
Time, less than $100,000	61,331	63,073
Time and out-of-market deposits, $100,000 and over	318,596	305,447
Total deposits	$1,758,235	1,648,136

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.5 billion and $1.4 billion at March 31, 2019, and December 31, 2018, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended
	March 31,
	2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$323,800	-%	$282,559	-%
Interest bearing demand deposits	186,070	0.19%	238,690	0.15%
Money market accounts	764,638	1.75%	579,088	1.10%
Savings accounts	15,477	0.05%	16,286	0.06%
Time deposits less than $100,000	62,371	1.85%	56,425	1.14%
Time deposits greater than $100,000	309,323	2.24%	258,919	1.43%
Total deposits	$1,661,679	1.31%	$1,431,967	0.77%

During the three months ended March 31, 2019, our average transaction account balances increased by $173.4 million, or 15.5%, from the three months ended March 31, 2018, while our average time deposit balances increased by $56.4 million, or 17.9%, during the same three-month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2019 was as follows:

(dollars in thousands)	March 31, 2019
Three months or less	$38,579
Over three through six months	53,719
Over six through twelve months	146,758
Over twelve months	79,540
Total	$318,596

Included in time deposits of $100,000 or more at March 31, 2019 is $62.6 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.42%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2019 and December 31, 2018 were $230.5 million and $214.0 million, respectively.

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

At March 31, 2019 and December 31, 2018, cash and cash equivalents amounted to $117.3 million and $72.9 million, respectively, or 5.8% and 3.8% of total assets, respectively. Our investment securities at March 31, 2019 and December 31, 2018 amounted to $76.6 million and $79.0 million, respectively, or 3.8% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at March 31, 2019.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2019 was $329.8 million, based on the Bank’s $2.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2019 and December 31, 2018 we had $215.6 million and $194.7 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2019. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $181.2 million at March 31, 2019 and $173.9 million at December 31, 2018. The $7.3 million increase from December 31, 2018 is primarily related to net income of $6.0 million during the first three months of 2019, stock option exercises and expenses of $723,000, and $538,000 in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2019 and the year ended December 31, 2018. Since our inception, we have not paid cash dividends.

	March 31, 2019	December 31, 2018
Return on average assets	1.28%	1.27%
Return on average equity	13.74%	13.83%
Return on average common equity	13.74%	13.83%
Average equity to average assets ratio	9.29%	9.15%
Tangible common equity to assets ratio	8.99%	9.15%

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

At both the Company and Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. The capital rules require banks and bank holding companies to maintain a minimum total risked-based capital ratio of at least 8%, a total Tier 1 capital ratio of at least 6%, a minimum common equity Tier 1 capital ratio of at least 4.5%, and a leverage ratio of at least 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The capital conservation buffer became fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2019, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	March 31, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$204,670	12.08%	135,549	8.00%	169,436	10.00%
Tier 1 Capital (to risk weighted assets)	188,619	11.13%	101,662	6.00%	135,549	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	188,619	11.13%	76,246	4.50%	110,133	6.50%
Tier 1 Capital (to average assets)	188,619	9.86%	76,529	4.00%	95,661	5.00%

	December 31, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$198,195	12.16%	$130,368	8.00%	$162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	March 31, 2019
					To be well capitalized
					under prompt
				For capital	corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$210,616	12.43%	135,549	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	194,565	11.48%	101,662	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	181,565	10.72%	76,246	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	194,565	10.17%	76,529	4.00%	N/A	N/A

	December 31, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum			minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$203,595	12.49%	130,368	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	187,833	11.53%	97,776	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	174,833	10.73%	73,332	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	187,833	10.14%	74,126	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2019, unfunded commitments to extend credit were $400.2 million, of which $122.6 million was at fixed rates and $277.6 million was at variable rates. At December 31, 2018, unfunded commitments to extend credit were $399.4 million, of which approximately $130.5 million was at fixed rates and $269.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2019 and December 31, 2018, there were commitments under letters of credit for $10.0 million. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(4.23)%
Up 200 basis points	(1.97)%
Up 100 basis points	(0.46)%
Base	-
Down 100 basis points	(3.53)%
Down 200 basis points	(5.22)%
Down 300 basis points	(4.24)%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2018, as filed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as cautionary statements contained in this Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part 1, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. MINE SAFETY DISCLOSURES.
None.

Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.2	Amendment dated as of January 31, 2019 to F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019).*

10.3	Amendment dated as of January 31, 2019 to Michael D. Dowlling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019).*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: April 30, 2019	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2019	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)