Form 10-Q
period 2019-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2019-08-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,557,923 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 25, 2019.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2019 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2019	2018
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,220	17,434
Federal funds sold	40,044	35,882
Interest-bearing deposits with banks	64,520	19,557
Total cash and cash equivalents	116,784	72,873
Investment securities:
Investment securities available for sale	75,252	74,905
Other investments	3,311	4,121
Total investment securities	78,563	79,026
Mortgage loans held for sale	24,509	9,241
Loans	1,809,355	1,677,332
Less allowance for loan losses	(16,144)	(15,762)
Loans, net	1,793,211	1,661,570
Bank owned life insurance	39,448	34,010
Property and equipment, net	48,262	32,430
Deferred income taxes	7,049	4,020
Other assets	8,218	7,444
Total assets	$2,116,044	1,900,614
LIABILITIES
Deposits	$1,854,008	1,648,136
Federal Home Loan Bank advances and other borrowings	25,000	50,000
Junior subordinated debentures	13,403	13,403
Other liabilities	33,779	15,159
Total liabilities	1,926,190	1,726,698
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,557,923 and 7,466,481 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	76	75
Nonvested restricted stock	(887)	(741)
Additional paid-in capital	104,354	102,625
Accumulated other comprehensive income (loss)	188	(917)
Retained earnings	86,123	72,874
Total shareholders’ equity	189,854	173,916
Total liabilities and shareholders’ equity	$2,116,044	1,900,614

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2019	2018	2019	2018
Interest income
Loans	$22,098	17,591	42,988	34,154
Investment securities	539	430	1,087	798
Federal funds sold	451	514	625	761
Total interest income	23,088	18,535	44,700	35,713
Interest expense
Deposits	6,175	3,524	11,550	6,263
Borrowings	374	399	793	797
Total interest expense	6,549	3,923	12,343	7,060
Net interest income	16,539	14,612	32,357	28,653
Provision for loan losses	300	400	600	900
Net interest income after provision for loan losses	16,239	14,212	31,757	27,753
Noninterest income
Mortgage banking income	2,830	1,629	4,687	2,957
Service fees on deposit accounts	265	256	530	512
ATM and debit card income	443	371	823	705
Income from bank owned life insurance	222	220	438	441
Other income	330	295	606	577
Total noninterest income	4,090	2,771	7,084	5,192
Noninterest expenses
Compensation and benefits	7,399	6,365	14,182	12,208
Occupancy	1,343	1,276	2,682	2,413
Outside service and data processing costs	1,045	824	2,005	1,560
Insurance	280	297	598	610
Professional fees	414	457	853	933
Marketing	236	229	496	438
Other	651	531	1,200	1,022
Total noninterest expenses	11,368	9,979	22,016	19,184
Income before income tax expense	8,961	7,004	16,825	13,761
Income tax expense	1,721	1,494	3,576	3,037
Net income available to common shareholders	$7,240	5,510	13,249	10,724
Earnings per common share
Basic	$0.97	0.75	1.77	1.46
Diluted	$0.93	0.71	1.71	1.39
Weighted average common shares outstanding
Basic	7,495,508	7,370,709	7,477,525	7,353,867
Diluted	7,755,821	7,751,146	7,748,879	7,739,082

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$7,240	5,510	13,249	10,724
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	720	(234)	1,404	(1,150)
Tax (expense) benefit	(151)	51	(294)	240
Reclassification of realized (gain) loss	(2)	-	(6)	1
Tax expense	-	-	1	-
Other comprehensive income (loss)	567	(183)	1,105	(909)
Comprehensive income	$7,807	5,327	14,354	9,815

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended June 30,
	Common stock		Preferred stock		Nonvested restricted stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount
March 31, 2018	7,381,716	74	-	-	(842)	100,890	(1,182)	55,799	154,739
Net income	-	-	-	-	-	-	-	5,510	5,510
Proceeds from exercise of stock options	41,956	-	-	-	-	409	-	-	409
Issuance of restricted stock	2,000	-	-	-	(92)	92	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	81	-	-	-	81
Compensation expense related to stock options, net of tax	-	-	-	-	-	300	-	-	300
Other comprehensive loss	-	-	-	-	-	-	(183)	-	(183)

June 30, 2018	7,425,672	$74	-	$-	$(853)	$101,691	$(1,365)	$61,309	$160,856
March 31, 2019	7,505,636	75	-	-	(993)	103,600	(379)	78,883	181,186
Net income	-	-	-	-	-	-	-	7,240	7,240
Proceeds from exercise of stock options	52,287	1	-	-	-	436	-	-	437
Issuance of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	106	-	-	-	106
Compensation expense related to stock options, net of tax	-	-	-	-	-	318	-	-	318
Other comprehensive income	-	-	-	-	-	-	567	-	567
June 30, 2019	7,557,923	$76	-	$-	$(887)	$104,354	$188	$86,123	$189,854

For the six months ended June 30,
	Common stock		Preferred stock		Nonvested restricted stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount					Total
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	10,724	10,724
Proceeds from exercise of stock options	66,321	1	-	-	-	637	-	-	638
Issuance of restricted stock	11,500	-	-	-	(501)	501	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	150	-	-	-	150
Compensation expense related to stock options, net of tax	-	-	-	-	-	567	-	-	567
Other comprehensive loss	-	-	-	-	-	-	(909)	-	(909)

June 30, 2018	7,425,672	$74	-	$-	$(853)	$101,691	$(1,365)	$61,309	$160,856
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	13,249	13,249
Proceeds from exercise of stock options	80,742	1	-	-	-	758	-	-	759
Issuance of restricted stock	10,700	-	-	-	(347)	347	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	201	-	-	-	201
Compensation expense related to stock options, net of tax	-	-	-	-	-	624	-	-	624
Other comprehensive income	-	-	-	-	-	-	1,105	-	1,105
June 30, 2019	7,557,923	$76	-	$-	$(887)	$104,354	$188	$86,123	$189,854

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
(dollars in thousands)	2019	2018
Operating activities
Net income	$13,249	10,724
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	600	900
Depreciation and other amortization	913	850
Accretion and amortization of securities discounts and premium, net	182	220
(Gain) loss on sale of investment securities available for sale	(6)	1
Gain on sale of fixed assets	-	(8)
Net change in operating leases	492	-
Compensation expense related to stock options and restricted stock grants	825	717
Gain on sale of loans held for sale	(4,411)	(2,620)
Loans originated and held for sale	(154,785)	(109,193)
Proceeds from sale of loans held for sale	143,928	115,528
Increase in cash surrender value of bank owned life insurance	(438)	(441)
Increase in deferred tax asset	(3,323)	(2,045)
(Increase) decrease in other assets, net	(774)	257
Increase in other liabilities	3,487	3,730
Net cash provided by (used for) operating activities	(61)	18,620
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(132,241)	(146,700)
Purchase of property and equipment	(2,104)	(1,328)
Purchase of investment securities:
Available for sale	(5,115)	(13,904)
Other investments	-	(2,596)
Payments and maturities, calls and repayments of investment securities:
Available for sale	5,991	4,227
Other investments	810	3,999
Proceeds from sale of investment securities available for sale	-	5,841
Proceeds from sale of real estate owned	-	132
Purchase of life insurance policies	(5,000)	-
Net cash used for investing activities	(137,659)	(150,329)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	205,872	186,859
Decrease in Federal Home Loan Bank advances and other borrowings, net	(25,000)	(38,600)
Proceeds from the exercise of stock options and warrants	759	638
Net cash provided by financing activities	181,631	148,897
Net increase in cash and cash equivalents	43,911	17,188
Cash and cash equivalents at beginning of the period	72,873	92,165
Cash and cash equivalents at end of the period	$116,784	109,353
Supplemental information
Cash paid for
Interest	$12,063	6,764
Income taxes	3,323	1,960
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	1,110	(910)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,395	-

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business and Basis of Presentation

Business Activity
Southern First Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank (the “Bank”) and all of the stock of Greenville First Statutory Trust I and II (collectively, the “Trusts”). The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities. The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Newly Issued, But Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on our processes. Our implementation plan has progressed through the initial design, build, and testing phase and, in the first quarter of 2019, we began running parallel models. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13. As a smaller reporting company, the Company would be eligible for the proposed delay. The Company is currently evaluating the impact of the proposed delay on its implementation project plan. Management will continue to monitor any new developments regarding this possible delay.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2019
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$7,716	33	4	7,745
SBA securities	4,066	60	21	4,105
State and political subdivisions	8,019	191	1	8,209
Asset-backed securities	10,909	1	91	10,819
Mortgage-backed securities
FHLMC	11,370	225	59	11,536
FNMA	28,946	123	179	28,890
GNMA	3,988	6	46	3,948
Total mortgage-backed securities	44,304	354	284	44,374
Total investment securities available for sale	$75,014	639	401	75,252

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,975	1	194	8,782
SBA securities	3,628	-	103	3,525
State and political subdivisions	8,371	48	63	8,356
Asset-backed securities	9,595	12	49	9,558
Mortgage-backed securities
FHLMC	12,258	87	242	12,103
FNMA	29,068	25	551	28,542
GNMA	4,170	1	132	4,039
Total mortgage-backed securities	45,496	113	925	44,684
Total	$76,065	174	1,334	74,905

Contractual maturities and yields on the Company’s investment securities at June 30, 2019 and December 31, 2018 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

									June 30, 2019
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	3,969	2.14%	3,776	2.68%	-	-	7,745	2.40%
SBA securities	-	-	-	-	752	2.88%	3,353	2.77%	4,105	2.79%
State and political subdivisions	-	-	1,127	2.97%	4,175	2.95%	2,907	2.88%	8,209	2.93%
Asset-backed securities	-	-	-	-	1,682	3.19%	9,137	3.19%	10,819	3.19%
Mortgage-backed securities	-	-	4,658	1.94%	8,922	2.15%	30,794	2.63%	44,374	2.46%
Total	$-	-	9,754	2.14%	19,307	2.55%	46,191	2.76%	75,252	2.63%

									December 31, 2018
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,665	2.12%	6,117	2.77%	-	-	8,782	2.57%
SBA securities	-	-	-	-	-	-	3,525	2.72%	3,525	2.72%
State and political subdivisions	-	-	819	2.60%	4,637	3.04%	2,900	2.88%	8,356	2.94%
Asset-backed securities	-	-	-	-	1,862	3.22%	7,696	3.29%	9,558	3.27%
Mortgage-backed securities	-	-	5,094	1.89%	9,763	2.22%	29,827	2.70%	44,684	2.50%
Total	$-	-	8,578	2.03%	22,379	2.62%	43,948	2.81%	74,905	2.67%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2019
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$500	$1	2	$1,997	$3	3	$2,497	$4
SBA securities	-	-	-	1	649	21	1	649	21
State and political subdivisions	-	-	-	2	979	1	2	979	1
Asset-backed securities	5	7,614	89	1	1,682	2	6	9,296	91
Mortgage-backed securities
FHLMC	-	-	-	9	6,049	59	9	6,049	59
FNMA	1	1,550	1	22	19,632	178	23	21,182	179
GNMA	-	-	-	3	2,975	46	3	2,975	46
Total	7	$9,664	$91	40	$33,963	$310	47	$43,627	$401

	December 31, 2018
		Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$1,246	$3	8	$7,035	$191	9	$8,281	$194
SBA securities	-	-	-	2	3,525	103	2	3,525	103
State and political subdivisions	-	-	-	7	2,829	63	7	2,829	63
Asset-backed securities	4	6,707	49	-	-	-	4	6,707	49
Mortgage-backed securities
FHLMC	-	-	-	10	7,402	242	10	7,402	242
FNMA	2	2,689	6	23	22,814	545	25	25,503	551
GNMA	1	1,104	6	3	2,919	126	4	4,023	132
Total	8	$11,746	$64	53	$46,524	$1,270	61	$58,270	$1,334

At June 30, 2019, the Company had seven individual investments with a fair market value of $9.7 million that were in an unrealized loss position for less than 12 months and 40 individual investments with a fair market value of $34.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

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

(dollars in thousands)	June 30, 2019	December 31, 2018
Federal Home Loan Bank stock	$2,774	3,587
Other investments	134	131
Investment in Trust Preferred securities	403	403
Total other investments	$3,311	4,121

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2019 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2019, mortgage loans held for sale totaled $24.5 million compared to $9.2 million at December 31, 2018. The $15.3 million increase in mortgage loans held for sale during the first six months of 2019 was driven by an increase in volume of mortgage loans originated and sold in the favorable mortgage rate environment.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $2.9 million as of June 30, 2019 and $2.8 million as of December 31, 2018.

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$390,727	21.6%	$367,018	21.9%
Non-owner occupied RE	455,346	25.2%	404,296	24.1%
Construction	85,065	4.7%	84,411	5.0%
Business	292,564	16.2%	272,980	16.3%
Total commercial loans	1,223,702	67.7%	1,128,705	67.3%
Consumer
Real estate	342,100	18.9%	320,943	19.1%
Home equity	170,861	9.4%	165,937	9.9%
Construction	46,247	2.6%	37,925	2.3%
Other	26,445	1.4%	23,822	1.4%
Total consumer loans	585,653	32.3%	548,627	32.7%
Total gross loans, net of deferred fees	1,809,355	100.0%	1,677,332	100.0%
Less—allowance for loan losses	(16,144)		(15,762)
Total loans, net	$1,793,211		$1,661,570

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

	June 30, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$21,628	161,881	207,218	390,727
Non-owner occupied RE	50,516	268,178	136,652	455,346
Construction	23,222	28,283	33,560	85,065
Business	84,902	144,493	63,169	292,564
Total commercial loans	180,268	602,835	440,599	1,223,702
Consumer
Real estate	24,866	77,323	239,911	342,100
Home equity	10,700	24,353	135,808	170,861
Construction	16,216	872	29,159	46,247
Other	7,617	14,294	4,534	26,445
Total consumer loans	59,399	116,842	409,412	585,653
Total gross loans, net of deferred fees	$239,667	719,677	850,011	1,809,355
Loans maturing after one year with:
Fixed interest rates				$1,198,490
Floating interest rates				371,198

			December 31, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$20,839	165,436	180,743	367,018
Non-owner occupied RE	43,000	227,454	133,842	404,296
Construction	22,941	33,045	28,425	84,411
Business	80,672	128,911	63,397	272,980
Total commercial loans	167,452	554,846	406,407	1,128,705
Consumer
Real estate	29,301	70,467	221,175	320,943
Home equity	8,867	24,618	132,452	165,937
Construction	16,006	1,646	20,273	37,925
Other	7,681	11,253	4,888	23,822
Total consumer	61,855	107,984	378,788	548,627
Total gross loan, net of deferred fees	$229,307	662,830	785,195	1,677,332
Loans maturing after one year with:
Fixed interest rates				$1,100,854
Floating interest rates				347,171

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	June 30, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$386,489	447,808	84,998	286,387	1,205,682
Special mention	1,850	4,194	67	1,969	8,080
Substandard	2,388	3,344	-	4,208	9,940
Doubtful	-	-	-	-	-
	$390,727	455,346	85,065	292,564	1,223,702

	December 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$363,621	400,266	84,411	266,898	1,115,196
Special mention	296	118	-	2,971	3,385
Substandard	3,101	3,912	-	3,111	10,124
Doubtful	-	-	-	-	-
	$367,018	404,296	84,411	272,980	1,128,705

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$390,538	454,930	85,065	292,284	1,222,817
30-59 days past due	189	206	-	38	433
60-89 days past due	-	210	-	177	387
Greater than 90 Days	-	-	-	65	65
	$390,727	455,346	85,065	292,564	1,223,702

	December 31, 2018
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$367,018	404,179	84,411	272,864	1,128,472
30-59 days past due	-	117	-	36	153
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	-	-	80	80
	$367,018	404,296	84,411	272,980	1,128,705

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$335,618	167,670	46,247	26,322	575,857
Special mention	2,818	256	-	99	3,173
Substandard	3,664	2,935	-	24	6,623
Doubtful	-	-	-	-	-
	$342,100	170,861	46,247	26,445	585,653

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$314,586	162,626	37,925	23,586	538,723
Special mention	1,792	864	-	139	2,795
Substandard	4,565	2,447	-	97	7,109
Doubtful	-	-	-	-	-
	$320,943	165,937	37,925	23,822	548,627

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$339,686	169,686	46,247	26,417	582,036
30-59 days past due	674	604	-	28	1,306
60-89 days past due	247	371	-	-	618
Greater than 90 Days	1,493	200	-	-	1,693
	$342,100	170,861	46,247	26,445	585,653

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$317,267	165,727	37,925	23,603	544,522
30-59 days past due	2,555	30	-	106	2,691
60-89 days past due	923	-	-	113	1,036
Greater than 90 Days	198	180	-	-	378
	$320,943	165,937	37,925	23,822	548,627

As of June 30, 2019 and December 31, 2018, loans 30 days or more past due represented 0.25% and 0.26% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.05% and 0.01% of the Company’s total loan portfolio as of June 30, 2019 and December 31, 2018, respectively, while consumer loans 30 days or more past due were 0.20% and 0.25% of total loans as of June 30, 2019 and December 31, 2018, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	372	210
Construction	-	-
Business	65	81
Consumer
Real estate	1,710	1,980
Home equity	442	1,006
Construction	-	-
Other	-	12
Nonaccruing troubled debt restructurings	3,220	2,541
Total nonaccrual loans, including nonaccruing TDRs	5,809	5,830
Other real estate owned	-	-
Total nonperforming assets	$5,809	5,830
Nonperforming assets as a percentage of:
Total assets	0.27%	0.31%
Gross loans	0.32%	0.35%
Total loans over 90 days past due	1,758	458
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	$6,935	6,742

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

		June 30, 2019
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$3,171	3,107	447	75
Non-owner occupied RE	2,870	2,507	1,706	532
Construction	-	-	-	-
Business	3,359	2,713	2,118	884
Total commercial	9,400	8,327	4,271	1,491
Consumer
Real estate	2,619	2,612	1,776	466
Home equity	2,197	1,651	270	71
Construction	-	-	-	-
Other	154	154	154	17
Total consumer	4,970	4,417	2,201	554
Total	$14,370	12,744	6,472	2,045

		December 31, 2018
		Recorded investment
			Impaired loans
	Unpaid		with related	Related
	Principal	Impaired	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses
Commercial
Owner occupied RE	$2,827	2,762	451	75
Non-owner occupied RE	3,321	2,807	2,204	558
Construction	-	-	-	-
Business	3,745	2,520	2,005	895
Total commercial	9,893	8,089	4,660	1,528
Consumer
Real estate	2,993	2,892	1,398	456
Home equity	1,935	1,421	-	-
Construction	-	-	-	-
Other	170	170	170	30
Total consumer	5,098	4,483	1,568	486
Total	$14,991	12,572	6,228	2,014

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

			Three months ended		Three months ended
			June 30, 2019		June 30, 2018
			Average	Recognized	Average	Recognized
			recorded	interest	recorded	interest
(dollars in thousands)			investment	income	investment	income
Commercial
Owner occupied RE			$3,116	44	2,800	45
Non-owner occupied RE			2,544	41	3,878	77
Construction			-	-	-	-
Business			2,728	37	3,361	57
Total commercial			8,388	122	10,039	179
Consumer
Real estate			2,622	20	2,892	40
Home equity			1,659	21	2,135	24
Construction			-	-	-	-
Other			155	1	165	1
Total consumer			4,436	42	5,192	65
Total			$12,824	164	15,231	244

	Six months ended		Six months ended		Year ended
	June 30, 2019		June 30, 2018		December 31, 2018
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$3,123	79	2,804	62	2,784	142
Non-owner occupied RE	2,565	85	3,920	126	2,860	174
Construction	-	-	-	-	-	-
Business	2,700	77	3,380	79	2,883	162
Total commercial	8,388	241	10,104	267	8,527	478
Consumer
Real estate	2,633	45	2,911	81	2,930	151
Home equity	1,670	51	2,172	51	1,453	99
Construction	-	-	-	-	-	-
Other	156	2	167	3	174	5
Total consumer	4,459	98	5,250	135	4,557	255
Total	$12,847	339	15,354	402	13,084	733

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended June 30, 2019
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,783	3,886	572	3,796	3,041	1,410	282	281	16,051
Provision for loan losses	135	143	(3)	(181)	49	98	36	23	300
Loan charge-offs	(110)	(13)	-	-	-	(100)	-	(14)	(237)
Loan recoveries	-	-	-	8	14	1	-	7	30
Net loan charge-offs	(110)	(13)	-	8	14	(99)	-	(7)	(207)
Balance, end of period	$2,808	4,016	569	3,623	3,104	1,409	318	297	16,144
Net charge-offs to average loans (annualized)									0.05%
Allowance for loan losses to gross loans									0.89%
Allowance for loan losses to nonperforming loans									277.92%

	Three months ended June 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,680	3,366	415	3,553	3,391	1,911	256	280	15,852
Provision for loan losses	19	342	129	280	54	(438)	26	(12)	400
Loan charge-offs	-	(234)	-	-	-	(77)	-	-	(311)
Loan recoveries	-	107	-	16	1	35	-	-	159
Net loan charge-offs	-	(127)	-	16	1	(42)	-	-	(152)
Balance, end of period	$2,699	3,581	544	3,849	3,446	1,431	282	268	16,100
Net charge-offs to average loans (annualized)									0.04%
Allowance for loan losses to gross loans									1.05%
Allowance for loan losses to nonperforming loans									208.52%

	Six months ended June 30, 2019
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,726	3,811	615	3,616	3,081	1,348	275	290	15,762
Provision for loan losses	192	217	(46)	(10)	(6)	160	43	50	600
Loan charge-offs	(110)	(14)	-	-	-	(100)	-	(53)	(277)
Loan recoveries	-	2	-	17	29	1	-	10	59
Net loan charge-offs	(110)	(12)	-	17	29	(99)	-	(43)	(218)
Balance, end of period	$2,808	4,016	569	3,623	3,104	1,409	318	297	16,144
Net charge-offs to average loans (annualized)									0.03%

	Six months ended June 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,534	3,230	325	3,848	3,495	1,600	210	281	15,523
Provision for loan losses	165	478	219	(14)	25	(64)	72	19	900
Loan charge-offs	-	(234)	-	(119)	(77)	(140)	-	(34)	(604)
Loan recoveries	-	107	-	134	3	35	-	2	281
Net loan charge-offs	-	(127)	-	15	(74)	(105)	-	(32)	(323)
Balance, end of period	$2,699	3,581	544	3,849	3,446	1,431	282	268	16,100
Net charge-offs to average loans (annualized)									0.04%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	June 30, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,491	554	2,045	8,327	4,417	12,744
Collectively evaluated	9,525	4,574	14,099	1,215,375	581,236	1,796,611
Total	$11,016	5,128	16,144	1,223,702	585,653	1,809,355

					December 31, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,528	486	2,014	8,089	4,483	12,572
Collectively evaluated	9,240	4,508	13,748	1,120,616	544,144	1,664,760
Total	$10,768	4,994	15,762	1,128,705	548,627	1,677,332

NOTE 5 – Troubled Debt Restructurings

At June 30, 2019, the Company had 25 loans totaling $10.2 million compared to 26 loans totaling $9.3 million at December 31, 2018, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored three commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification.

	For the six months ended June 30, 2019
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Home equity	1	-	-	-	1	$832	$832
Total loans	1	-	-	-	1	$832	$832

	For the six months ended June 30, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Owner occupied RE	1	-	-	-	1	$506	$592
Business	4	-	-	-	4	1,207	1,532
Consumer
Real estate	2	-	-	-	2	549	669
Home equity	-	1	-	-	1	180	180
Total loans	7	1	-	-	8	$2,442	$2,973

As of June 30, 2019 and 2018, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2019 and December 31, 2018.

	June 30, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$64,019	Other assets	$801
MBS forward sales commitments	42,500	Other liabilities	(165)
Total derivative financial instruments	$106,519		$636

	December 31, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$20,552	Other assets	$345
MBS forward sales commitments	11,750	Other liabilities	(121)
Total derivative financial instruments	$32,302		$224

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	7,745	-	7,745
SBA securities	-	4,105	-	4,105
State and political subdivisions	-	8,209	-	8,209
Asset-backed securities	-	10,819	-	10,819
Mortgage-backed securities	-	44,374	-	44,374
Mortgage loans held for sale	-	24,509	-	24,509
Mortgage loan interest rate lock commitments	-	801	-	801
Total assets measured at fair value on a recurring basis	$-	100,562	-	100,562

Liabilities
MBS forward sales commitments	$-	165	-	165
Total liabilities measured at fair value on a recurring basis	$-	165	-	165

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,782	-	8,782
SBA securities	-	3,525	-	3,525
State and political subdivisions	-	8,356	-	8,356
Asset-backed securities	-	9,558	-	9,558
Mortgage-backed securities	-	44,684	-	44,684
Mortgage loans held for sale	-	9,241	-	9,241
Mortgage loan interest rate lock commitments	-	345	-	345
Total assets measured at fair value on a recurring basis	$-	84,491	-	84,491

Liabilities
MBS forward sales commitments	$-	121	-	121
Total liabilities measured at fair value on a recurring basis	$-	121	-	121

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	3,177	7,522	10,699
Total assets measured at fair value on a nonrecurring basis	$-	3,177	7,522	10,699

	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,190	8,368	10,558
Total assets measured at fair value on a nonrecurring basis	$-	2,190	8,368	10,558

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

The estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,311	3,311	-	-	3,311
Loans[1]	1,780,467	1,751,792	-	-	1,751,792
Financial Liabilities:
Deposits	1,854,008	1,761,071	-	1,761,071	-
FHLB and other borrowings	25,000	26,050	-	26,050	-
Junior subordinated debentures	13,403	14,083	-	14,083	-

	December 31, 2018
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,121	4,121	-	-	4,121
Loans[1]	1,648,998	1,618,618	-	-	1,618,618
Financial Liabilities:
Deposits	1,648,136	1,515,123	-	1,515,123	-
FHLB and other borrowings	50,000	50,147	-	50,147	-
Junior subordinated debentures	13,403	14,807	-	14,807	-

[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of June 30, 2019, we lease five of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to August 2028, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.64 years as of June 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.14% as of June 30, 2019.

The total operating lease costs were $520,000 and $1.0 million for the three and six months ended June 30, 2019, respectively. The right-of-use asset, included in property and equipment, and lease liabilities, included in other liabilities, were $14.6 million and $15.1 million as of June 30, 2019, respectively. The right-of-use asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating
(dollars in thousands)	Leases
2019	$916
2020	1,862
2021	1,907
2022	1,151
2023	1,020
Thereafter	12,331
Total undiscounted lease payments	19,187
Discount effect of cash flows	4,054
Total lease liability	$15,133

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2019 and 2018. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2019. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2019 and 2018, there were 262,831 and 166,172 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$7,240	5,510	13,249	10,724
Denominator:
Weighted-average common shares outstanding – basic	7,495,508	7,370,709	7,477,525	7,353,867
Common stock equivalents	260,313	380,437	271,354	385,215
Weighted-average common shares outstanding – diluted	7,755,821	7,751,146	7,748,879	7,739,082
Earnings per common share:
Basic	$0.97	0.75	1.77	1.46
Diluted	$0.93	0.71	1.71	1.39

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	June 30, 2019					June 30, 2018
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$22,933	155	3	(3)	23,088	$18,437	98	2	(2)	18,535
Interest expense	6,391	-	161	(3)	6,549	3,762	-	163	(2)	3,923
Net interest income (loss)	16,542	155	(158)	-	16,539	14,675	98	(161)	-	14,612
Provision for loan losses	300	-	-	-	300	400	-	-	-	400
Noninterest income	1,260	2,830	-	-	4,090	1,142	1,629	-	-	2,771
Noninterest expense	9,609	1,699	60	-	11,368	8,754	1,165	60	-	9,979
Net income (loss) before taxes	7,893	1,286	(218)	-	8,961	6,663	562	(221)	-	7,004
Income tax provision (benefit)	1,498	270	(47)	-	1,721	1,422	118	(46)	-	1,494
Net income (loss)	$6,395	1,016	(171)	-	7,240	$5,241	444	(175)	-	5,510
Total assets	$2,103,085	12,497	203,335	(202,873)	2,116,044	$1,777,952	9,404	174,331	(173,903)	1,787,784

	Six months ended					Six months ended
	June 30, 2019					June 30, 2018
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ations	idated
Interest income	$44,453	247	6	(6)	44,700	$35,515	198	4	(4)	35,713
Interest expense	12,023	-	326	(6)	12,343	6,782	-	282	(4)	7,060
Net interest income (loss)	32,430	247	(320)	-	32,357	28,733	198	(278)	-	28,653
Provision for loan losses	600	-	-	-	600	900	-	-	-	900
Noninterest income	2,397	4,687	-	-	7,084	2,235	2,957	-	-	5,192
Noninterest expense	19,075	2,821	120	-	22,016	16,935	2,129	120	-	19,184
Net income before taxes	15,152	2,113	(440)	-	16,825	13,133	1,026	(398)	-	13,761
Income tax provision (benefit)	3,225	444	(93)	-	3,576	2,906	215	(84)	-	3,037
Net income (loss)	$11,927	1,669	(347)	-	13,249	$10,227	811	(314)	-	10,724
Total assets	$2,103,085	12,497	203,335	(202,873)	2,116,044	$1,777,952	9,404	174,331	(173,903)	1,787,784

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2019 as compared to the three and six month periods ended June 30, 2018 and assesses our financial condition as of June 30, 2019 as compared to December 31, 2018. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

At June 30, 2019, we had total assets of $2.12 billion, an 11.3% increase from total assets of $1.90 billion at December 31, 2018. The largest components of our total assets are loans, cash and cash equivalents and securities which were $1.81 billion, $116.8 million and $78.6 million, respectively, at June 30, 2019. Comparatively, our loans, cash and cash equivalents and securities totaled $1.68 billion, $72.9 million and $79.0 million, respectively, at December 31, 2018. Our liabilities and shareholders’ equity at June 30, 2019 totaled $1.93 billion and $189.9 million, respectively, compared to liabilities of $1.73 billion and shareholders’ equity of $173.9 million at December 31, 2018. The principal component of our liabilities is deposits which were $1.85 billion and $1.65 billion at June 30, 2019 and December 31, 2018, respectively.

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

Our net income to common shareholders was $7.2 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $1.7 million, or 31.4%. Diluted earnings per share (“EPS”) was $0.93 for the second quarter of 2019 as compared to $0.71 for the same period in 2018. The increase in net income resulted primarily from increases in net interest income and noninterest income, which were partially offset by an increase in noninterest expense.

Our net income to common shareholders was $13.2 million and $10.7 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $2.5 million, or 23.5%. Diluted EPS was $1.71 for the six months ended June 30, 2019 as compared to $1.39 for the same period in 2018. The increase in net income resulted primarily from an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $16.5 million for the three month period ended June 30, 2019, a 13.2% increase over net interest income of $14.6 million for the same period in 2018. In addition, our average earning assets increased 15.3%, or $256.6 million, during the second quarter of 2019 compared to the second quarter of 2018, while our average interest-bearing liabilities increased by $191.2 million, or 15.0%, during the same period. The increase in average earning assets was primarily related to an increase in average loans, partially offset by a decrease in average federal funds sold, while the increase in average interest-bearing liabilities was primarily a result of an increase in average interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2019 and 2018. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$71,905	$451	2.52%	$113,238	$514	1.82%
Investment securities, taxable	74,172	501	2.71%	62,780	390	2.49%
Investment securities, nontaxable(2)	5,288	49	3.74%	5,661	52	3.68%
Loans(3)	1,786,532	22,098	4.96%	1,499,625	17,591	4.70%
Total interest-earning assets	1,937,897	23,099	4.78%	1,681,304	18,547	4.42%
Noninterest-earning assets	94,673			75,851
Total assets	$2,032,570			$1,757,155
Interest-bearing liabilities
NOW accounts	$199,118	140	0.28%	$235,235	102	0.17%
Savings & money market	849,570	3,879	1.83%	671,065	2,099	1.25%
Time deposits	381,593	2,156	2.27%	329,325	1,323	1.61%
Total interest-bearing deposits	1,430,281	6,175	1.73%	1,235,625	3,524	1.14%
FHLB advances and other borrowings	25,136	217	3.46%	28,600	239	3.35%
Junior subordinated debentures	13,403	157	4.70%	13,403	160	4.79%
Total interest-bearing liabilities	1,468,820	6,549	1.79%	1,277,628	3,923	1.23%
Noninterest-bearing liabilities	379,023			321,952
Shareholders’ equity	184,727			157,575
Total liabilities and shareholders’ equity	$2,032,570			$1,757,155
Net interest spread			2.99%			3.19%
Net interest income (tax equivalent) / margin		$16,550	3.43%		$14,624	3.49%
Less: tax-equivalent adjustment(2)		11			12
Net interest income		$16,539			$14,612
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.43% for the three months ended June 30, 2019 compared to 3.49% for the second quarter of 2018. The six basis point decrease in net interest margin was driven by the increase in rate on our interest-bearing liabilities, partially offset by the increased rate on our interest-earning assets as compared to the prior year period. Our average interest-earning assets grew by $256.6 million during the second quarter of 2019 as compared to the same period in 2018, while the average yield on these assets increased by 36 basis points. In addition, our average interest-bearing liabilities grew by $191.2 million during the 2019 period while the rate on these liabilities increased 56 basis points to 1.79% for the three months ended June 30, 2019.

The increase in average interest-earning assets for the three months ended June 30, 2019 as compared to the same period in 2018 related primarily to a $286.9 million increase in our average loan balances, partially offset by a $30.3 million decrease in our average Federal funds sold and investment balances. The 36 basis point increase in yield on these assets was driven by a 26 basis point increase in our loan yield due to loans being originated or renewed at market rates which are higher than those in the past.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $194.7 million increase in our interest-bearing deposits at an average rate of 1.73%, a 59 basis point increase from the average rate in the second quarter of 2018. The increase in the cost of our deposits is primarily the result of continued competition for deposits within our market areas.

Our net interest spread was 2.99% for the three months ended June 30, 2019 compared to 3.19% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 36 basis point increase in yield on our interest-earning assets and the 56 basis point increase in rate on our interest-bearing liabilities, resulted in a 20 basis point decrease in our net interest spread for the 2019 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the competitive rate environment around our deposits and a potential cut in rates by the Federal Reserve.

	For the Six Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold	$51,395	$625	2.45%	$87,632	$761	1.75%
Investment securities, taxable	73,032	1,009	2.79%	60,413	711	2.37%
Investment securities, nontaxable(2)	5,356	101	3.81%	6,354	113	3.59%
Loans(3)	1,751,246	42,988	4.95%	1,472,137	34,154	4.68%
Total interest-earning assets	1,881,029	44,723	4.79%	1,626,536	35,739	4.43%
Noninterest-earning assets	90,575			75,272
Total assets	$1,971,604			$1,701,808
Interest-bearing liabilities
NOW accounts	$192,630	227	0.24%	$237,020	193	0.16%
Savings & money market	815,034	7,179	1.78%	633,361	3,677	1.17%
Time deposits	376,672	4,144	2.22%	322,374	2,393	1.50%
Total interest-bearing deposits	1,384,336	11,550	1.68%	1,192,755	6,263	1.06%
FHLB advances and other borrowings	28,202	473	3.38%	31,925	521	3.29%
Junior subordinated debentures	13,403	320	4.81%	13,403	276	4.15%
Total interest-bearing liabilities	1,425,941	12,343	1.75%	1,238,083	7,060	1.15%
Noninterest-bearing liabilities	364,585			308,737
Shareholders’ equity	181,078			154,988
Total liabilities and shareholders’ equity	$1,971,604			$1,701,808
Net interest spread			3.04%			3.28%
Net interest income (tax equivalent) / margin		$32,380	3.47%		$28,679	3.56%
Less: tax-equivalent adjustment(2)		23			26
Net interest income		$32,357			$28,653
(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.47% for the six months ended June 30, 2019 compared to 3.56% for the first six months of 2018. The nine basis point decrease in net interest margin was driven by the increase in rate on our interest-bearing liabilities, partially offset by the increased rate on our interest-earning assets as compared to the prior year period. Our average interest-earning assets grew by $254.5 million during the same period, with the average yield on these assets increasing by 36 basis points. In addition, our average interest-bearing liabilities grew by $187.9 million, while the rate on these liabilities increased 60 basis points, for the six months ended June 30, 2019.

The increase in average interest earning assets for the six months ended June 30, 2019 as compared to the same period in 2018 related primarily to a $279.1 million increase in our average loan balances, partially offset by a $24.6 million decrease in our average Federal funds sold and investment balances. The 36 basis point increase in yield on our interest-earning assets was driven by a 27 basis point increase in our loan yield.

In addition, our average interest-bearing liabilities increased by $187.9 million during the six months ended June 30, 2019 as compared to the first six months of 2018, while the cost of our interest-bearing liabilities increased 60 basis points during the same period. The increased cost during the first six months of 2019 was driven by a $191.6 million increase in our average interest-bearing deposits at an average rate of 1.68%, a 62 basis point increase from the average rate for the first six months of 2018.

Our net interest spread was 3.04% for the six months ended June 30, 2019 compared to 3.28% for the same period in 2018. The 24 basis point decrease in our net interest spread for the 2019 period was a result of the 60 basis point increase in cost on our interest-bearing liabilities, partially offset by the 36 basis point increase in yield on our interest-earning assets.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2019 vs. 2018				June 30, 2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,366	958	183	4,507	$2,716	500	95	3,311
Investment securities	69	34	6	109	(25)	70	(5)	40
Federal funds sold	(188)	197	(72)	(63)	49	171	33	253
Total interest income	3,247	1,189	117	4,553	2,740	741	123	3,604
Interest expense
Deposits	533	1,840	278	2,651	384	1,147	254	1,785
FHLB advances and other borrowings	(29)	8	(1)	(22)	(453)	(98)	61	(490)
Junior subordinated debt	-	(3)	-	(3)	-	49	-	49
Total interest expense	504	1,845	277	2,626	(69)	1,098	315	1,344
Net interest income	$2,743	(656)	(160)	1,927	$2,809	(357)	(192)	2,260

Net interest income, the largest component of our income, was $16.5 million for the three months ended June 30, 2019 and $14.6 million for the three months ended June 30, 2018, a $1.9 million, or 13.2%, increase during the second quarter of 2019. The increase in net interest income is due to a $4.6 million increase in interest income, partially offset by a $2.6 million increase in interest expense. During the second quarter of 2019, our average interest-earning assets increased $256.6 million as compared to the same period in 2018, resulting in $3.2 million of additional interest income, while higher rates on our interest-earning assets also increased interest income by $1.2 million from the prior year period. While our average interest-bearing liabilities increased by $191.2 million during the second quarter of 2019, higher rates on these liabilities had a greater impact on our net interest income with an increase of $1.8 million from the prior year period.

	Six Months Ended
	June 30, 2019 vs. 2018				June 30, 2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$6,476	1,982	376	8,834	$5,298	882	168	6,348
Investment securities	139	128	22	289	(51)	89	(6)	32
Federal funds sold	(315)	305	(126)	(136)	128	225	90	443
Total interest income	6,300	2,415	272	8,987	5,375	1,196	252	6,823
Interest expense
Deposits	975	3,731	581	5,287	742	2,027	505	3,274
FHLB advances and other borrowings	(61)	15	(2)	(48)	(1,171)	(107)	72	(1,206)
Junior subordinated debt	-	44	-	44	-	61	-	61
Total interest expense	914	3,790	579	5,283	(429)	1,981	577	2,129
Net interest income	$5,386	(1,375)	(307)	3,704	$5,804	(785)	(325)	4,694

Net interest income for the six months ended June 30, 2019 was $32.4 million compared to $28.7 million for the first six months ended June 30, 2018, a $3.7 million, or 12.9%, increase during the first six months of 2019 compared to the same period in 2018. The increase in net interest income is due to a $9.0 million increase in interest income, offset in part by a $5.3 million increase in interest expense. The primary driver of the increase in interest income for the first six months of 2019 was the $279.1 million increase in average loan balances as compared to the six months ended June 30, 2018. In contrast, the higher interest rates on our interest-bearing deposits drove the increase in interest expense for the first six months of 2019 compared to the prior year period.

Provision for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion included in Note 4 – Loans and Allowance for Loan Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

For the three and six months ended June 30, 2019, we incurred noncash expenses related to the provision for loan losses of $300,000 and $600,000, respectively, which resulted in an allowance for loan losses of $16.1 million, or 0.89% of gross loans. For the three and six months ended June 30, 2018, our provisions for loan losses of $400,000 and $900,000, respectively, resulted in an allowance for loan losses of $16.1 million, or 1.05% of gross loans. During the past 12 months, our loan balances increased by $275.9 million, while the percentage of our nonperforming loans and classified loans have declined. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage banking income	$2,830	1,629	4,687	2,957
Service fees on deposit accounts	265	256	530	512
ATM and debit card income	443	371	823	705
Income from bank owned life insurance	222	220	438	441
Other income	330	295	606	577
Total noninterest income	$4,090	2,771	7,084	5,192

Noninterest income increased $1.3 million, or 47.6%, for the second quarter of 2019 as compared to the same period in 2018. The increase in total noninterest income during the 2019 period resulted primarily from the following:

●

Mortgage banking income increased by $1.2 million, or 73.7%, driven by higher mortgage origination volume during the second quarter of 2019 due in part to the favorable interest rate environment for mortgage loans.

●	ATM and debit card income increased by $72,000, or 19.4%, driven by an increase in transaction volume.

Noninterest income increased $1.9 million, or 36.4%, during the six months ended June 30, 2019 as compared to the same period in 2018. The increase in total noninterest income during the 2019 period resulted primarily from the following:

●	Mortgage banking income increased $1.7 million, or 58.5%, driven by higher origination volume.
●	ATM and debit card income increased $118,000, or 16.7%, primarily due to an increase in transaction volume.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Compensation and benefits	$7,399	6,365	14,182	12,208
Occupancy	1,343	1,276	2,682	2,413
Outside service and data processing costs	1,045	824	2,005	1,560
Insurance	280	297	598	610
Professional fees	414	457	853	933
Marketing	236	229	496	438
Other	651	531	1,200	1,022
Total noninterest expense	$11,368	9,979	22,016	19,184

Noninterest expense was $11.4 million for the three months ended June 30, 2019, a $1.4 million, or 13.9%, increase from noninterest expense of $10.0 million for the three months ended June 30, 2018. The increase in noninterest expenses during the 2019 period was driven by the following:

●

Compensation and benefits expense increased $1.0 million, or 16.2%, relating primarily to increases in base compensation, incentive compensation, and benefits expenses. The increases were driven by the cost of 20 additional employees, 12 of which were hired in conjunction with the opening of our new offices in Atlanta, Georgia and Greensboro, North Carolina.

●	Outside service and data processing fees increased by $221,000, or 26.8%, primarily due to increased electronic banking and software licensing costs.
●	Other expenses increased by $120,000, or 22.6%, driven by an increase in travel and entertainment, dues and subscriptions, and collection expenses.

Noninterest expense was $22.0 million for the six months ended June 30, 2019, a $2.8 million, or 14.8%, increase from noninterest expense of $19.2 million for the six months ended June 30, 2018. The increase in total noninterest expense resulted primarily from the following:

●	Compensation and benefits expense increased $2.0 million, or 16.2%, relating primarily to the addition of 20 new employees.
●	Occupany expense increased $269,000, or 11.1%, relating primarily to the opening of our new office in Atlanta, Georgia during the second quarter of 2018.
●	Outside service and data processing fees increased by $445,000, or 28.5%, primarily due to increased electronic banking and software licensing costs.
●	Other expenses increased by $178,000, or 17.4%, driven by an increase in travel and entertainment and dues and subscriptions expenses.

Our efficiency ratio was 55.1% for the second quarter of 2019 compared to 57.4% for the same period in 2018. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2019 period relates primarily to the increase in interest income and noninterest income, partially offset by the increase in noninterest expense compared to the prior year.

We incurred income tax expense of $1.7 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $3.6 million and $3.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Our effective tax rate was 21.3% and 22.1% for the six months ended June 30, 2019 and 2018, respectively. The lower tax rate in the 2019 period relates to the favorable tax impact from various employee stock option transactions that occurred during the second quarter.

BALANCE SHEET REVIEW

Investment Securities
At June 30, 2019, the $78.6 million in our investment securities portfolio represented approximately 3.7% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $75.3 million and an amortized cost of $75.0 million, resulting in an unrealized gain of $238,000. At December 31, 2018, the $79.0 million in our investment securities portfolio represented approximately 4.2% of our total assets. At December 31, 2018, we held investment securities available for sale with a fair value of $74.9 million and an amortized cost of $76.1 million for an unrealized loss of $1.2 million.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2019 and 2018 were $1.75 billion and $1.47 billion, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2019 and December 31, 2018 were $1.81 billion and $1.68 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2019, our loan portfolio included $1.49 billion, or 82.4%, of real estate loans. As of December 31, 2018, real estate loans made up 82.3% of our loan portfolio and totaled $1.38 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $170.9 million as of June 30, 2019, of which approximately 77% were in a first lien position, while the remaining balance was second liens, compared to $165.9 million as of December 31, 2018, with approximately 56% in first lien positions and the remaining balance in second liens. The average loan had a balance of approximately $87,000 and a loan to value of 69% as of June 30, 2019, compared to an average loan balance of $88,000 and a loan to value of approximately 70% as of December 31, 2018. Further, 0.7% and 0.1% of our total home equity lines of credit were over 30 days past due as of June 30, 2019 and December 31, 2018, respectively.

Following is a summary of our loan composition at June 30, 2019 and December 31, 2018. During the first six months of 2019, our loan portfolio increased by $132.0 million, or 7.9%. Our commercial and consumer loan portfolios each experienced growth during the six months ended June 30, 2019 with an 8.4% increase in commercial loans and a 6.8% increase in consumer loans during the period. Of the $132.0 million in loan growth during the first six months of 2019, $109.8 million of the increase was in loans secured by real estate, $19.6 million in commercial business loans, and $2.6 million in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $374,000, a term of eleven years, and an average rate of 4.38% as of June 30, 2019, compared to a principal balance of $377,000, a term of eleven years, and an average rate of 4.47% as of December 31, 2018.

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$390,727	21.6%	$367,018	21.9%
Non-owner occupied RE	455,346	25.2%	404,296	24.1%
Construction	85,065	4.7%	84,411	5.0%
Business	292,564	16.2%	272,980	16.3%
Total commercial loans	1,223,702	67.7%	1,128,705	67.3%

Consumer
Real estate	342,100	18.9%	320,943	19.1%
Home equity	170,861	9.4%	165,937	9.9%
Construction	46,247	2.6%	37,925	2.3%
Other	26,445	1.4%	23,822	1.4%
Total consumer loans	585,653	32.3%	548,627	32.7%
Total gross loans, net of deferred fees	1,809,355	100.0%	1,677,332	100.0%
Less—allowance for loan losses	(16,144)		(15,762)
Total loans, net	$1,793,211		$1,661,570

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2019 and December 31, 2018, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial	$437	291
Consumer	2,152	2,998
Nonaccruing troubled debt restructurings	3,220	2,541
Total nonaccrual loans	5,809	5,830
Other real estate owned	-	-
Total nonperforming assets	$5,809	5,830

At June 30, 2019, nonperforming assets were $5.8 million, or 0.27% of total assets and 0.32% of gross loans. Comparatively, nonperforming assets were $5.8 million, or 0.31% of total assets and 0.35% of gross loans at December 31, 2018. Nonaccrual loans were $5.8 million at June 30, 2019, a slight decrease from December 31, 2018. During the first six months of 2019, four loans were put on nonaccrual status and three nonaccrual loans were either paid off or returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first six months of 2019 and 2018 was approximately $54,000 and $126,000, respectively.

At June 30, 2019 and 2018, the allowance for loan losses represented 277.9% and 208.5% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 86%, of nonperforming loans at June 30, 2019 was secured by real estate. Our nonperforming loans have been written down to approximately 80% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $16.1 million as of June 30, 2019 to be adequate.

As a general practice, most of our loans are originated with relatively short maturities of less than 10 years for commercial loans and less than 15 years for consumer loans. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using the same credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonperforming after evaluating the loan’s collateral value and financial strength of its guarantors. Nonperforming loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases, we will seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, we will typically seek performance under the guarantee.

In addition, at June 30, 2019, 82.4% of our loans were collateralized by real estate and 78% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2019, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2019, impaired loans totaled $12.7 million, for which $6.5 million of these loans had a reserve of approximately $2.0 million allocated in the allowance. During the first six months of 2019, the average recorded investment in impaired loans was approximately $12.8 million. Comparatively, impaired loans totaled $12.6 million at December 31, 2018, and $6.2 million of these loans had a reserve of approximately $2.0 million allocated in the allowance. During 2018, the average recorded investment in impaired loans was approximately $13.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2019, we determined that we had loans totaling $10.2 million that we considered TDRs. As of December 31, 2018, we had loans totaling $9.3 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $16.1 million at June 30, 2019 and 2018, or 0.89% of outstanding loans at June 30, 2019 and 1.05% of outstanding loans at June 30, 2018. At December 31, 2018, our allowance for loan losses was $15.8 million, or 0.94% of outstanding loans.

During the six months ended June 30, 2019, we charged-off $277,000 of loans and recorded $59,000 of recoveries on loans previously charged-off, for net charge-offs of $218,000, or 0.03% of average loans, annualized. Comparatively, we charged-off $604,000 of loans and recorded $281,000 of recoveries on loans previously charged-off during the first six months of 2018, resulting in net charge-offs of $323,000, or 0.04% of average loans, annualized. For the year ended December 31, 2018, we had net charge-offs of $1.7 million, or 0.11% of average loans.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended
	June 30,		Year ended
(dollars in thousands)	2019	2018	December 31, 2018
Balance, beginning of period	$15,762	15,523	15,523
Provision	600	900	1,900
Loan charge-offs	(277)	(604)	(2,146)
Loan recoveries	59	281	485
Net loan charge-offs	(218)	(323)	(1,661)
Balance, end of period	$16,144	16,100	15,762

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

Our retail deposits represented $1.78 billion, or 96.2% of total deposits at June 30, 2019, while our out-of-market, or brokered, deposits represented $71.2 million, or 3.8% of our total deposits at June 30, 2019. At December 31, 2018, retail deposits represented $1.57 billion, or 95.2% of our total deposits, and brokered CDs were $79.3 million, representing 4.8% of our total deposits. Our loan-to-deposit ratio was 98% at June 30, 2019 and 102% at December 31, 2018.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Non-interest bearing	$368,906	346,570
Interest bearing:
NOW accounts	229,109	186,795
Money market accounts	857,478	730,765
Savings	15,180	15,486
Time, less than $100,000	59,382	63,073
Time and out-of-market deposits, $100,000 and over	323,953	305,447
Total deposits	$1,854,008	1,648,136

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.62 billion and $1.43 billion at June 30, 2019, and December 31, 2018, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended
	June 30,
	2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$335,060	-%	$295,058	-%
Interest-bearing demand deposits	192,630	0.24%	237,020	0.16%
Money market accounts	799,707	1.81%	617,359	1.20%
Savings accounts	15,327	0.06%	16,002	0.06%
Time deposits less than $100,000	63,730	1.90%	57,797	1.23%
Time deposits greater than $100,000	312,942	2.28%	264,577	1.55%
Total deposits	$1,719,396	1.35%	$1,487,813	0.85%

During the six months ended June 30, 2019, our average transaction account balances increased by $177.3 million, or 15.2%, from the six months ended June 30, 2018, while our average time deposit balances increased by $54.3 million, or 16.8%, during the same six month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2019 was as follows:

(dollars in thousands)	June 30, 2019
Three months or less	$53,661
Over three through six months	77,868
Over six through twelve months	121,610
Over twelve months	70,814
Total	$323,953

Included in time deposits of $100,000 or more at June 30, 2019 is $56.8 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.45%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2019 and December 31, 2018 were $234.3 million and $214.0 million, respectively.

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

At June 30, 2019 and December 31, 2018, cash and cash equivalents amounted to $116.8 million and $72.9 million, respectively, or 5.5% and 3.8% of total assets, respectively. The $43.9 million increase in cash and cash equivalents during the first six months of 2019 was driven by our growth in deposit balances. Our investment securities at June 30, 2019 and December 31, 2018 amounted to $78.6 million and $79.0 million, respectively, or 3.7% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at June 30, 2019.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2019 was $368.7 million, based on the Bank’s $2.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2019 and December 31, 2018 we had $212.5 million and $194.7 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2019. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $189.9 million at June 30, 2019 and $173.9 million at December 31, 2018. The $15.9 million increase from December 31, 2018 is primarily related to net income of $13.2 million during the first six months of 2019, stock option exercises and expenses of $1.6 million, and $1.1 million in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2019 and the year ended December 31, 2018. Since our inception, we have not paid cash dividends.

	June 30, 2019	December 31, 2018
Return on average assets	1.36%	1.27%
Return on average equity	14.75%	13.83%
Return on average common equity	14.75%	13.83%
Average equity to average assets ratio	9.18%	9.15%
Tangible common equity to assets ratio	8.97%	9.15%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2019, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$212,174	11.94%	142,195	8.00%	177,743	10.00%
Tier 1 Capital (to risk weighted assets)	196,030	11.03%	106,646	6.00%	142,195	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	196,030	11.03%	79,984	4.50%	115,533	6.50%
Tier 1 Capital (to average assets)	196,030	9.63%	81,452	4.00%	101,815	5.00%

					December 31, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$198,195	12.16%	$130,368	8.00%	$162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$218,810	12.31%	142,198	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	202,666	11.40%	106,649	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	189,666	10.67%	79,987	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	202,666	9.95%	81,470	4.00%	N/A	N/A

	December 31, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$203,595	12.49%	130,368	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	187,833	11.53%	97,776	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	174,833	10.73%	73,332	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	187,833	10.14%	74,126	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2019, unfunded commitments to extend credit were $379.1 million, of which $116.3 million was at fixed rates and $262.8 million was at variable rates. At December 31, 2018, unfunded commitments to extend credit were $399.4 million, of which approximately $130.5 million was at fixed rates and $269.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2019 and December 31, 2018, there were commitments under letters of credit for $9.5 million and $10.0 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(5.53)%
Up 200 basis points	(2.88)%
Up 100 basis points	(0.94)%
Base	-
Down 100 basis points	(3.16)%
Down 200 basis points	(4.66)%
Down 300 basis points	(3.04)%

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. MINE SAFETY DISCLOSURES.
None.

Item 5. OTHER INFORMATION.
Effective April 9, 2019, the Company entered into a contract with a company owned by one of its directors, Mr. Mark Cothran, to provide development services related to the purchase of land and construction of a new office building in Greenville, South Carolina. The contract provides for monthly payments of $50,000 related to these services through December 31, 2019.

Item 6. EXHIBITS.
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Development Services Agreement between the Bank and Cothran Properties, LLC dated April 9, 2019.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 2, 2019	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2019	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)