Form 10-Q
period 2019-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2019-11-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission file number 000-27719
Southern First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Verdae Boulevard, Suite 100
Greenville, S.C.	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SFST	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,618,519 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 29, 2019.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2019 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2019	2018
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,349	17,434
Federal funds sold	19,215	35,882
Interest-bearing deposits with banks	70,959	19,557
Total cash and cash equivalents	134,523	72,873
Investment securities:
Investment securities available for sale	89,427	74,905
Other investments	3,307	4,121
Total investment securities	92,734	79,026
Mortgage loans held for sale	40,630	9,241
Loans	1,838,427	1,677,332
Less allowance for loan losses	(15,848)	(15,762)
Loans, net	1,822,579	1,661,570
Bank owned life insurance	39,730	34,010
Property and equipment, net	54,846	32,430
Deferred income taxes	8,970	4,020
Other assets	7,614	7,444
Total assets	$2,201,626	1,900,614
LIABILITIES
Deposits	$1,899,295	1,648,136
Federal Home Loan Bank advances and other borrowings	25,000	50,000
Subordinated debentures	35,887	13,403
Other liabilities	42,950	15,159
Total liabilities	2,003,132	1,726,698
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,618,519 and 7,466,481 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	76	75
Nonvested restricted stock	(919)	(741)
Additional paid-in capital	105,378	102,625
Accumulated other comprehensive income (loss)	424	(917)
Retained earnings	93,535	72,874
Total shareholders’ equity	198,494	173,916
Total liabilities and shareholders’ equity	$2,201,626	1,900,614

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2019	2018	2019	2018
Interest income
Loans	$22,817	19,159	65,804	53,314
Investment securities	576	487	1,664	1,284
Federal funds sold and interest-bearing deposits with banks	663	219	1,288	980
Total interest income	24,056	19,865	68,756	55,578
Interest expense
Deposits	6,409	3,928	17,959	10,191
Borrowings	368	436	1,161	1,232
Total interest expense	6,777	4,364	19,120	11,423
Net interest income	17,279	15,501	49,636	44,155
Provision for loan losses	650	400	1,250	1,300
Net interest income after provision for loan losses	16,629	15,101	48,386	42,855
Noninterest income
Mortgage banking income	3,055	1,354	7,741	4,311
Service fees on deposit accounts	271	257	802	769
ATM and debit card income	464	381	1,287	1,085
Income from bank owned life insurance	282	221	720	662
Other income	324	320	930	898
Total noninterest income	4,396	2,533	11,480	7,725
Noninterest expenses
Compensation and benefits	7,668	6,599	21,850	18,808
Occupancy	1,416	1,350	4,099	3,763
Outside service and data processing costs	1,073	841	3,078	2,400
Insurance	145	376	743	987
Professional fees	399	275	1,252	1,208
Marketing	237	215	733	652
Other	546	532	1,745	1,554
Total noninterest expenses	11,484	10,188	33,500	29,372
Income before income tax expense	9,541	7,446	26,366	21,208
Income tax expense	2,129	1,664	5,705	4,702
Net income available to common shareholders	$7,412	5,782	20,661	16,506
Earnings per common share
Basic	$0.98	0.78	2.75	2.24
Diluted	$0.95	0.75	2.66	2.13
Weighted average common shares outstanding
Basic	7,548,184	7,400,174	7,501,337	7,369,473
Diluted	7,780,504	7,746,205	7,759,611	7,741,483

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$7,412	5,782	20,661	16,506
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	301	(325)	1,705	(1,475)
Tax (expense) benefit	(64)	68	(358)	308
Reclassification of realized (gain) loss	(2)	-	(8)	1
Tax expense	1	-	2	-
Other comprehensive income (loss)	236	(257)	1,341	(1,166)
Comprehensive income	$7,648	5,525	22,002	15,340

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended September 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	loss	earnings	Total
June 30, 2018	7,425,672	74	-	-	(853)	101,691	(1,365)	61,309	160,856
Net income	-	-	-	-	-	-	-	5,782	5,782
Proceeds from exercise of stock options	23,098	-	-	-	-	172	-	-	172
Issuance of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	83	-	-	-	83
Compensation expense related to stock options, net of tax	-	-	-	-	-	308	-	-	308
Other comprehensive loss	-	-	-	-	-	-	(257)	-	(257)

September 30, 2018	7,448,770	$74	-	$-	$(770)	$102,171	$(1,622)	$67,091	$166,944
June 30, 2019	7,557,923	76	-	-	(887)	104,354	188	86,123	189,854
Net income	-	-	-	-	-	-	-	7,412	7,412
Proceeds from exercise of stock options	56,596	-	-	-	-	557	-	-	557
Issuance of restricted stock	4,000	-	-	-	(143)	143	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	111	-	-	-	111
Compensation expense related to stock options, net of tax	-	-	-	-	-	324	-	-	324
Other comprehensive income	-	-	-	-	-	-	236	-	236

September 30, 2019	7,618,519	$76	-	$-	$(919)	$105,378	$424	$93,535	$198,494

	For the nine months ended September 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	loss	earnings	Total
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	16,506	16,506
Proceeds from exercise of stock options	89,419	1	-	-	-	809	-	-	810
Issuance of restricted stock	11,500	-	-	-	(501)	501	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	233	-	-	-	233
Compensation expense related to stock options, net of tax	-	-	-	-	-	875	-	-	875
Other comprehensive loss	-	-	-	-	-	-	(1,166)	-	(1,166)

September 30, 2018	7,448,770	$74	-	$-	$(770)	$102,171	$(1,622)	$67,091	$166,944
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	20,661	20,661
Proceeds from exercise of stock options	137,338	1	-	-	-	1,315	-	-	1,316
Issuance of restricted stock	14,700	-	-	-	(490)	490	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	312	-	-	-	312
Compensation expense related to stock options, net of tax	-	-	-	-	-	948	-	-	948
Other comprehensive income	-	-	-	-	-	-	1,341	-	1,341

September 30, 2019	7,618,519	$76	-	$-	$(919)	$105,378	$424	$93,535	$198,494

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
(dollars in thousands)	2019	2018
Operating activities
Net income	$20,661	16,506
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	1,250	1,300
Depreciation and other amortization	1,390	1,303
Accretion and amortization of securities discounts and premium, net	293	341
(Gain) loss on sale of investment securities available for sale	(8)	1
Net change in operating leases	534	-
Compensation expense related to stock options and restricted stock grants	1,260	1,108
Gain on sale of loans held for sale	(7,456)	(4,093)
Loans originated and held for sale	(276,018)	(161,272)
Proceeds from sale of loans held for sale	252,085	167,857
Increase in cash surrender value of bank owned life insurance	(720)	(662)
Increase in deferred tax asset	(5,306)	(3,906)
Increase in other assets, net	(170)	(303)
Increase in other liabilities	11,109	6,164
Net cash provided by (used for) operating activities	(1,096)	24,344
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(162,259)	(233,814)
Purchase of property and equipment	(7,658)	(1,739)
Purchase of investment securities:
Available for sale	(25,383)	(13,903)
Other investments	-	(6,782)
Payments and maturities, calls and repayments of investment securities:
Available for sale	12,273	6,962
Other investments	814	6,315
Proceeds from sale of investment securities available for sale	-	5,841
Proceeds from sale of real estate owned	-	132
Purchase of life insurance policies	(5,000)	-
Net cash used for investing activities	(187,213)	(236,988)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	251,159	208,360
Decrease in Federal Home Loan Bank advances and other borrowings, net	(25,000)	1,300
Increase in subordinated debt	22,484	-
Proceeds from the exercise of stock options and warrants	1,316	810
Net cash provided by financing activities	249,959	210,470
Net increase in cash and cash equivalents	61,650	(2,174)
Cash and cash equivalents at beginning of the period	72,873	92,165
Cash and cash equivalents at end of the period	$134,523	89,991
Supplemental information
Cash paid for
Interest	$18,752	10,824
Income taxes	5,307	3,906
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	1,347	(1,167)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,290	-

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Subordinated Debentures
On September 30, 2019, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreement”) with certain qualified institutional buyers and accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $23.0 million in aggregate principal amount of its 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the provisions of Regulation D promulgated thereunder (the “Private Placement”). The Company intends to use the proceeds from the offering, which were approximately $22.5 million, for general corporate purposes, including providing capital to the Bank and supporting organic growth.

The Notes have a ten-year term and, from and including the date of issuance to but excluding September 30, 2024, will bear interest at a fixed annual rate of 4.75%, payable semi-annually in arrears, for the first five years of the term. From and including September 30, 2024 to but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 340.8 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR.

The Notes are redeemable, in whole or in part, on September 30, 2024, on any interest payment date thereafter, and at any time upon the occurrence of certain events. The Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand.

On September 30, 2019, in connection with the sale and issuance of the Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Under the terms of the Registration Rights Agreement, the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes (the “Exchange Notes”). Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreement, it would be required to pay additional interest to the holders of the Notes.

The Notes were issued under an Indenture, dated September 30, 2019 (the “Indenture”), by and between the Company and UMB Bank, National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

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

On October 4, 2019, the Company sold its Health Savings Account (“HSA”) deposit accounts, which totaled $6.2 million at September 30, 2019, to a nationwide HSA servicer and recognized a gain of approximately $745,000 from the sale. Also subsequent to September 30, 2019, the Company sold $30.3 million of investment securities from its existing investment portfolio, recognizing a gain of approximately $718,000. On October 11, 2019, the Company paid off $25.0 million of FHLB advances with an average cost of 3.36% and incurred a prepayment penalty of $1.5 million.

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

Newly Issued, But Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on its processes. The implementation plan has progressed through the initial design, build, and testing phase and, in the first quarter of 2019, the Company began running parallel models. While the Company continues to evaluate the impact the new guidance will have on its financial position and results of operations, it currently expects the new guidance may result in an increase to its allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to the allowance is still under review and will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date. On October 16, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2019
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$13,482	286	3	13,765
SBA securities	3,741	83	20	3,804
State and political subdivisions	9,012	228	-	9,240
Asset-backed securities	12,364	12	103	12,273
Mortgage-backed securities
FHLMC	12,704	48	33	12,719
FNMA	32,567	170	126	32,611
GNMA	5,020	13	18	5,015
Total mortgage-backed securities	50,291	231	177	50,345
Total investment securities available for sale	$88,890	840	303	89,427

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,975	1	194	8,782
SBA securities	3,628	-	103	3,525
State and political subdivisions	8,371	48	63	8,356
Asset-backed securities	9,595	12	49	9,558
Mortgage-backed securities
FHLMC	12,258	87	242	12,103
FNMA	29,068	25	551	28,542
GNMA	4,170	1	132	4,039
Total mortgage-backed securities	45,496	113	925	44,684
Total	$76,065	174	1,334	74,905

Contractual maturities and yields on the Company’s investment securities at September 30, 2019 and December 31, 2018 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	3,980	2.09%	3,703	2.61%	6,082	3.18%	13,765	2.71%
SBA securities	-	-	-	-	657	2.80%	3,147	2.77%	3,804	2.77%
State and political subdivisions	-	-	1,533	3.00%	3,765	2.93%	3,942	2.87%	9,240	2.92%
Asset-backed securities	-	-	-	-	1,601	2.73%	10,672	2.91%	12,273	2.89%
Mortgage-backed securities	-	-	4,413	1.97%	8,666	2.17%	37,266	2.42%	50,345	2.34%
Total	$-	-	9,926	2.18%	18,392	2.48%	61,109	2.63%	89,427	2.55%

	December 31, 2018
	Less than one year		One to five years		Five to ten years		Over ten years			Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,665	2.12%	6,117	2.77%	-	-	8,782	2.57%
SBA securities	-	-	-	-	-	-	3,525	2.72%	3,525	2.72%
State and political subdivisions	-	-	819	2.60%	4,637	3.04%	2,900	2.88%	8,356	2.94%
Asset-backed securities	-	-	-	-	1,862	3.22%	7,696	3.29%	9,558	3.27%
Mortgage-backed securities	-	-	5,094	1.89%	9,763	2.22%	29,827	2.70%	44,684	2.50%
Total	$-	-	8,578	2.03%	22,379	2.62%	43,948	2.81%	74,905	2.67%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$498	$2	1	$500	$1	2	$998	$3
SBA securities	-	-	-	1	557	20	1	557	20
Asset-backed securities	5	7,757	87	2	3,046	16	7	10,803	103
Mortgage-backed securities
FHLMC	6	6,394	8	5	3,956	25	11	10,350	33
FNMA	11	11,950	34	11	10,236	92	22	22,186	126
GNMA	1	1,249	1	2	1,742	17	3	2,991	18
Total	24	$27,848	$132	22	$20,037	$171	46	$47,885	$303

	December 31, 2018
	Less than 12 months			12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$1,246	$3	8	$7,035	$191	9	$8,281	$194
SBA securities	-	-	-	2	3,525	103	2	3,525	103
State and political subdivisions	-	-	-	7	2,829	63	7	2,829	63
Asset-backed securities	4	6,707	49	-	-	-	4	6,707	49
Mortgage-backed securities
FHLMC	-	-	-	10	7,402	242	10	7,402	242
FNMA	2	2,689	6	23	22,814	545	25	25,503	551
GNMA	1	1,104	6	3	2,919	126	4	4,023	132
Total	8	$11,746	$64	53	$46,524	$1,270	61	$58,270	$1,334

At September 30, 2019, the Company had 24 individual investments with a fair market value of $27.8 million that were in an unrealized loss position for less than 12 months and 22 individual investments with a fair market value of $20.0 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

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

(dollars in thousands)	September 30, 2019	December 31, 2018
Federal Home Loan Bank stock	$2,774	3,587
Other investments	130	131
Investment in Trust Preferred securities	403	403
Total other investments	$3,307	4,121

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2019 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2019, mortgage loans held for sale totaled $40.6 million compared to $9.2 million at December 31, 2018. The $31.4 million increase in mortgage loans held for sale during the first nine months of 2019 was driven by an increase in volume of mortgage loans originated and sold in the favorable mortgage rate environment.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.1 million as of September 30, 2019 and $2.8 million as of December 31, 2018.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$392,896	21.4%	$367,018	21.9%
Non-owner occupied RE	481,865	26.2%	404,296	24.1%
Construction	75,710	4.1%	84,411	5.0%
Business	290,154	15.8%	272,980	16.3%
Total commercial loans	1,240,625	67.5%	1,128,705	67.3%
Consumer
Real estate	346,512	18.8%	320,943	19.1%
Home equity	174,611	9.5%	165,937	9.9%
Construction	49,548	2.7%	37,925	2.3%
Other	27,131	1.5%	23,822	1.4%
Total consumer loans	597,802	32.5%	548,627	32.7%
Total gross loans, net of deferred fees	1,838,427	100.0%	1,677,332	100.0%
Less—allowance for loan losses	(15,848)		(15,762)
Total loans, net	$1,822,579		$1,661,570

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

	September 30, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$37,933	148,367	206,596	392,896
Non-owner occupied RE	58,945	263,046	159,874	481,865
Construction	29,096	22,696	23,918	75,710
Business	74,851	143,215	72,088	290,154
Total commercial loans	200,825	577,324	462,476	1,240,625
Consumer
Real estate	25,426	81,161	239,925	346,512
Home equity	12,154	28,425	134,032	174,611
Construction	14,249	1,057	34,242	49,548
Other	6,381	16,455	4,295	27,131
Total consumer loans	58,210	127,098	412,494	597,802
Total gross loans, net of deferred fees	$259,035	704,422	874,970	1,838,427
Loans maturing after one year with:
Fixed interest rates				$1,214,368
Floating interest rates				365,024

	December 31, 2018
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$20,839	165,436	180,743	367,018
Non-owner occupied RE	43,000	227,454	133,842	404,296
Construction	22,941	33,045	28,425	84,411
Business	80,672	128,911	63,397	272,980
Total commercial loans	167,452	554,846	406,407	1,128,705
Consumer
Real estate	29,301	70,467	221,175	320,943
Home equity	8,867	24,618	132,452	165,937
Construction	16,006	1,646	20,273	37,925
Other	7,681	11,253	4,888	23,822
Total consumer	61,855	107,984	378,788	548,627
Total gross loan, net of deferred fees	$229,307	662,830	785,195	1,677,332
Loans maturing after one year with:
Fixed interest rates				$1,100,854
Floating interest rates				347,171

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

The tables below provide a breakdown of outstanding commercial loans by risk category.

	September 30, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$389,869	472,762	75,710	283,246	1,221,587
Special mention	729	4,186	-	2,950	7,865
Substandard	2,298	4,917	-	3,958	11,173
Doubtful	-	-	-	-	-
	$392,896	481,865	75,710	290,154	1,240,625

	December 31, 2018
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$363,621	400,266	84,411	266,898	1,115,196
Special mention	296	118	-	2,971	3,385
Substandard	3,101	3,912	-	3,111	10,124
Doubtful	-	-	-	-	-
	$367,018	404,296	84,411	272,980	1,128,705

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$392,053	479,595	75,710	289,682	1,237,040
30-59 days past due	843	102	-	274	1,219
60-89 days past due	-	2,168	-	-	2,168
Greater than 90 Days	-	-	-	198	198
	$392,896	481,865	75,710	290,154	1,240,625

	December 31, 2018
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$367,018	404,179	84,411	272,864	1,128,472
30-59 days past due	-	117	-	36	153
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	-	-	80	80
	$367,018	404,296	84,411	272,980	1,128,705

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

The tables below provide a breakdown of outstanding consumer loans by risk category.

	September 30, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$341,367	170,749	49,548	26,843	588,507
Special mention	1,562	665	-	228	2,455
Substandard	3,583	3,197	-	60	6,840
Doubtful	-	-	-	-	-
	$346,512	174,611	49,548	27,131	597,802

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$314,586	162,626	37,925	23,586	538,723
Special mention	1,792	864	-	139	2,795
Substandard	4,565	2,447	-	97	7,109
Doubtful	-	-	-	-	-
	$320,943	165,937	37,925	23,822	548,627

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$345,720	173,536	49,548	27,064	595,868
30-59 days past due	-	363	-	67	430
60-89 days past due	187	482	-	-	669
Greater than 90 Days	605	230	-	-	835
	$346,512	174,611	49,548	27,131	597,802

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$317,267	165,727	37,925	23,603	544,522
30-59 days past due	2,555	30	-	106	2,691
60-89 days past due	923	-	-	113	1,036
Greater than 90 Days	198	180	-	-	378
	$320,943	165,937	37,925	23,822	548,627

As of September 30, 2019 and December 31, 2018, loans 30 days or more past due represented 0.30% and 0.26% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.19% and 0.01% of the Company’s total loan portfolio as of September 30, 2019 and December 31, 2018, respectively, while consumer loans 30 days or more past due were 0.11% and 0.25% of total loans as of September 30, 2019 and December 31, 2018, respectively.

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,963	210
Construction	-	-
Business	198	81
Consumer
Real estate	1,637	1,980
Home equity	467	1,006
Construction	-	-
Other	-	12
Nonaccruing troubled debt restructurings	2,763	2,541
Total nonaccrual loans, including nonaccruing TDRs	7,028	5,830
Other real estate owned	-	-
Total nonperforming assets	$7,028	5,830
Nonperforming assets as a percentage of:
Total assets	0.32%	0.31%
Gross loans	0.38%	0.35%
Total loans over 90 days past due	$1,033	458
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	5,791	6,742

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

		September 30, 2019
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,787	2,723	2,277	446	75
Non-owner occupied RE	4,474	4,034	2,409	1,625	416
Construction	-	-	-	-	-
Business	2,187	1,724	570	1,154	470
Total commercial	9,448	8,481	5,256	3,225	961
Consumer
Real estate	2,674	2,534	1,434	1,100	438
Home equity	2,267	1,654	1,242	412	98
Construction	-	-	-	-	-
Other	150	150	-	150	17
Total consumer	5,091	4,338	2,676	1,662	553
Total	$14,539	12,819	7,932	4,887	1,514

		December 31, 2018
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,827	2,762	2,311	451	75
Non-owner occupied RE	3,321	2,807	603	2,204	558
Construction	-	-	-	-	-
Business	3,745	2,520	515	2,005	895
Total commercial	9,893	8,089	3,429	4,660	1,528
Consumer
Real estate	2,993	2,892	1,494	1,398	456
Home equity	1,935	1,421	1,421	-	-
Construction	-	-	-	-	-
Other	170	170	-	170	30
Total consumer	5,098	4,483	2,915	1,568	486
Total	$14,991	12,572	6,344	6,228	2,014

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,728	27	2,786	41
Non-owner occupied RE	4,077	74	3,048	29
Construction	-	-	-	-
Business	1,738	14	2,965	44
Total commercial	8,543	115	8,799	114
Consumer
Real estate	2,876	30	2,850	34
Home equity	1,668	30	1,273	17
Construction	-	-	-	-
Other	151	2	162	1
Total consumer	4,695	62	4,285	52
Total	$13,238	177	13,084	166

	Nine months ended		Nine months ended		Year ended
	September 30, 2019		September 30, 2018		December 31, 2018
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,742	96	2,792	103	2,784	142
Non-owner occupied RE	4,139	202	3,070	127	2,860	174
Construction	-	-	-	-	-	-
Business	1,766	61	3,031	123	2,883	162
Total commercial	8,647	359	8,893	353	8,527	478
Consumer
Real estate	3,062	97	2,871	114	2,930	151
Home equity	1,688	82	1,283	61	1,453	99
Construction	-	-	-	-	-	-
Other	154	4	164	4	174	5
Total consumer	4,904	183	4,318	179	4,557	255
Total	$13,551	542	13,211	532	13,084	733

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended September 30, 2019
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,808	4,016	569	3,623	3,104	1,409	318	297	16,144
Provision for loan losses	(75)	237	(63)	588	(93)	14	8	34	650
Loan charge-offs	-	(225)	-	(709)	-	-	-	(29)	(963)
Loan recoveries	-	-	-	8	7	1	-	1	17
Net loan charge-offs	-	(225)	-	(701)	7	1	-	(28)	(946)
Balance, end of period	$2,733	4,028	506	3,510	3,018	1,424	326	303	15,848
Net charge-offs to average loans (annualized)									0.21%
Allowance for loan losses to gross loans									0.86%
Allowance for loan losses to nonperforming loans									225.51%

	Three months ended September 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,699	3,581	544	3,849	3,446	1,431	282	268	16,100
Provision for loan losses	71	379	(44)	(17)	89	(93)	(7)	22	400
Loan charge-offs	-	-	-	(536)	-	-	-	(20)	(556)
Loan recoveries	-	25	-	89	1	80	-	1	196
Net loan charge-offs	-	25	-	(447)	1	80	-	(19)	(360)
Balance, end of period	$2,770	3,985	500	3,385	3,536	1,418	275	271	16,140
Net charge-offs to average loans (annualized)									0.09%
Allowance for loan losses to gross loans									1.00%
Allowance for loan losses to nonperforming loans									270.53%

	Nine months ended September 30, 2019
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,726	3,811	615	3,616	3,081	1,348	275	290	15,762
Provision for loan losses	117	454	(109)	577	(99)	174	51	85	1,250
Loan charge-offs	(110)	(239)	-	(709)	-	(100)	-	(82)	(1,240)
Loan recoveries	-	2	-	26	36	2	-	10	76
Net loan charge-offs	(110)	(237)	-	(683)	36	(98)	-	(72)	(1,164)
Balance, end of period	$2,733	4,028	506	3,510	3,018	1,424	326	303	15,848
Net charge-offs to average loans (annualized)									0.09%

	Nine months ended September 30, 2018
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,534	3,230	325	3,848	3,495	1,600	210	281	15,523
Provision for loan losses	236	857	175	(31)	114	(157)	65	41	1,300
Loan charge-offs	-	(234)	-	(655)	(76)	(140)	-	(54)	(1,159)
Loan recoveries	-	132	-	223	3	115	-	3	476
Net loan charge-offs	-	(102)	-	(432)	(73)	(25)	-	(51)	(683)
Balance, end of period	$2,770	3,985	500	3,385	3,536	1,418	275	271	16,140
Net charge-offs to average loans (annualized)									0.06%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	September 30, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$961	553	1,514	8,481	4,338	12,819
Collectively evaluated	9,816	4,518	14,334	1,232,144	593,464	1,825,608
Total	$10,777	5,071	15,848	1,240,625	597,802	1,838,427

	December 31, 2018
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,528	486	2,014	8,089	4,483	12,572
Collectively evaluated	9,240	4,508	13,748	1,120,616	544,144	1,664,760
Total	$10,768	4,994	15,762	1,128,705	548,627	1,677,332

NOTE 5 – Troubled Debt Restructurings

At September 30, 2019, the Company had 20 loans totaling $8.6 million compared to 26 loans totaling $9.3 million at December 31, 2018, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. To date, the Company has restored five commercial loans previously classified as TDRs to accrual status.

There were no loans determined to be a TDR during the three months ended September 30, 2019 and one commercial non-owner occupied real estate loan with a pre-modification and post-modification balance of $1.3 million was modified with reduced payments and determined to be a TDR during the three months ended September 30, 2018. The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the nine months ended September 30, 2019 and 2018.

	For the nine months ended September 30, 2019
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

As of September 30, 2019 and 2018, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2019 and December 31, 2018.

	September 30, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$53,426	Other assets	$682
MBS forward sales commitments	37,000	Other liabilities	(71)
Total derivative financial instruments	$90,426		$611

	December 31, 2018
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$20,552	Other assets	$345
MBS forward sales commitments	11,750	Other liabilities	(121)
Total derivative financial instruments	$32,302		$224

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 13 of the Company’s 2018 Annual Report on Form 10-K. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	13,765	-	13,765
SBA securities	-	3,804	-	3,804
State and political subdivisions	-	9,240	-	9,240
Asset-backed securities	-	12,273	-	12,273
Mortgage-backed securities	-	50,345	-	50,345
Mortgage loans held for sale	-	40,630	-	40,630
Mortgage loan interest rate lock commitments	-	682	-	682
Total assets measured at fair value on a recurring basis	$-	130,739	-	130,739

Liabilities
MBS forward sales commitments	$-	71	-	71
Total liabilities measured at fair value on a recurring basis	$-	71	-	71

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,782	-	8,782
SBA securities	-	3,525	-	3,525
State and political subdivisions	-	8,356	-	8,356
Asset-backed securities	-	9,558	-	9,558
Mortgage-backed securities	-	44,684	-	44,684
Mortgage loans held for sale	-	9,241	-	9,241
Mortgage loan interest rate lock commitments	-	345	-	345
Total assets measured at fair value on a recurring basis	$-	84,491	-	84,491

Liabilities
MBS forward sales commitments	$-	121	-	121
Total liabilities measured at fair value on a recurring basis	$-	121	-	121

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	4,357	6,948	11,305
Total assets measured at fair value on a nonrecurring basis	$-	4,357	6,948	11,305

	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,190	8,368	10,558
Total assets measured at fair value on a nonrecurring basis	$-	2,190	8,368	10,558

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

The estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,307	3,307	-	-	3,307
Loans[1]	1,809,760	1,787,368	-	-	1,787,368
Financial Liabilities:
Deposits	1,899,295	1,809,500	-	1,809,500	-
FHLB and other borrowings	25,000	26,166	-	26,166	-
Junior subordinated debentures	35,887	33,567	-	33,567	-

	December 31, 2018
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,121	4,121	-	-	4,121
Loans[1]	1,648,998	1,618,618	-	-	1,618,618
Financial Liabilities:
Deposits	1,648,136	1,515,123	-	1,515,123	-
FHLB and other borrowings	50,000	50,147	-	50,147	-
Junior subordinated debentures	13,403	14,807	-	14,807	-

[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of September 30, 2019, we lease six of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to September 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.73 years as of September 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 3.02% as of September 30, 2019.

The total operating lease costs were $533,000 and $1.6 million for the three and nine months ended September 30, 2019, respectively. The right-of-use asset, included in property and equipment, and lease liabilities, included in other liabilities, were $16.1 million and $16.7 million as of September 30, 2019, respectively. The right-of-use asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of September 30, 2019 were as follows:

Operating
(dollars in thousands)	Leases
2019	$483
2020	1,963
2021	2,008
2022	1,252
2023	1,120
Thereafter	14,227
Total undiscounted lease payments	21,053
Discount effect of cash flows	4,371
Total lease liability	$16,682

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2019 and 2018. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2019. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2019 and 2018, there were 259,656 and 181,892 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$7,412	5,782	20,661	16,506
Denominator:
Weighted-average common shares outstanding – basic	7,548,184	7,400,174	7,501,337	7,369,473
Common stock equivalents	232,320	346,031	258,274	372,010
Weighted-average common shares outstanding – diluted	7,780,504	7,746,205	7,759,611	7,741,483
Earnings per common share:
Basic	$0.98	0.78	2.75	2.24
Diluted	$0.95	0.75	2.66	2.13

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	September 30, 2019					September 30, 2018
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$23,830	226	4	(4)	24,056	$19,775	90	2	(2)	19,865
Interest expense	6,628	-	153	(4)	6,777	4,212	-	154	(2)	4,364
Net interest income (loss)	17,202	226	(149)	-	17,279	15,563	90	(152)	-	15,501
Provision for loan losses	650	-	-	-	650	400	-	-	-	400
Noninterest income	1,341	3,055	-	-	4,396	1,179	1,354	-	-	2,533
Noninterest expense	9,529	1,895	60	-	11,484	9,046	1,082	60	-	10,188
Net income (loss) before taxes	8,364	1,386	(209)	-	9,541	7,296	362	(212)	-	7,446
Income tax provision (benefit)	1,882	291	(44)	-	2,129	1,632	76	(44)	-	1,664
Net income (loss)	$6,482	1,095	(165)	-	7,412	$5,664	286	(168)	-	5,782
Total assets	$2,187,449	13,765	234,845	(234,433)	2,201,626	$1,847,633	9,649	180,420	(179,995)	1,857,707

	Nine months ended					Nine months ended
	September 30, 2019					September 30, 2018
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ations	idated
Interest income	$68,283	473	9	(9)	68,756	$55,290	288	6	(6)	55,578
Interest expense	18,649	-	480	(9)	19,120	10,993	-	436	(6)	11,423
Net interest income (loss)	49,634	473	(471)	-	49,636	44,297	288	(430)	-	44,155
Provision for loan losses	1,250	-	-	-	1,250	1,300	-	-	-	1,300
Noninterest income	3,739	7,741	-	-	11,480	3,414	4,311	-	-	7,725
Noninterest expense	28,604	4,716	180	-	33,500	25,982	3,210	180	-	29,372
Net income before taxes	23,519	3,498	(651)	-	26,366	20,429	1,389	(610)	-	21,208
Income tax provision (benefit)	5,107	735	(137)	-	5,705	4,538	292	(128)	-	4,702
Net income (loss)	$18,412	2,763	(514)	-	20,661	$15,891	1,097	(482)	-	16,506
Total assets	$2,187,449	13,765	234,845	(234,433)	2,201,626	$1,847,633	9,649	180,420	(179,995)	1,857,707

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2019 as compared to the three and nine month periods ended September 30, 2018 and assesses our financial condition as of September 30, 2019 as compared to December 31, 2018. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

Cautionary Warning Regarding Forward-looking statements

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the following:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding;
●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Greensboro, North Carolina, Raleigh, North Carolina and Atlanta, Georgia markets;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

●	Risks associated with actual or potential litigation or investigations by clients, regulatory agencies or others;
●	Changes in monetary and tax policies;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting policies and practices; and
●	Other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

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

At September 30, 2019, we had total assets of $2.20 billion, a 15.8% increase from total assets of $1.90 billion at December 31, 2018. The largest components of our total assets are loans, cash and cash equivalents and securities which were $1.84 billion, $134.5 million and $92.7 million, respectively, at September 30, 2019. Comparatively, our loans, cash and cash equivalents and securities totaled $1.68 billion, $72.9 million and $79.0 million, respectively, at December 31, 2018. Our liabilities and shareholders’ equity at September 30, 2019 totaled $2.00 billion and $198.5 million, respectively, compared to liabilities of $1.73 billion and shareholders’ equity of $173.9 million at December 31, 2018. The principal component of our liabilities is deposits which were $1.90 billion and $1.65 billion at September 30, 2019 and December 31, 2018, respectively.

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

Our net income to common shareholders was $7.4 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $1.6 million, or 28.2%. Diluted earnings per share (“EPS”) was $0.95 for the third quarter of 2019 as compared to $0.75 for the same period in 2018. The increase in net income resulted primarily from increases in net interest income and noninterest income, which were partially offset by an increase in noninterest expense.

Our net income to common shareholders was $20.7 million and $16.5 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $4.2 million, or 25.2%. Diluted EPS was $2.66 for the nine months ended September 30, 2019 as compared to $2.13 for the same period in 2018. The increase in net income resulted primarily from an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expense.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin
Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $17.3 million for the three month period ended September 30, 2019, an 11.5% increase over net interest income of $15.5 million for the same period in 2018. In addition, our average earning assets increased 19.4%, or $331.0 million, during the third quarter of 2019 compared to the third quarter of 2018, while our average interest-bearing liabilities increased by $222.3 million, or 17.0%, during the same period. The increase in average earning assets was primarily related to an increase in average loans and federal funds sold, while the increase in average interest-bearing liabilities was primarily a result of an increase in average interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2019 and 2018. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$111,169	$663	2.37%	$44,532	$219	1.95%
Investment securities, taxable	83,183	538	2.57%	66,706	446	2.65%
Investment securities, nontaxable(2)	5,097	51	3.94%	5,431	53	3.89%
Loans(3)	1,840,450	22,817	4.92%	1,592,279	19,159	4.77%
Total interest-earning assets	2,039,899	24,069	4.68%	1,708,948	19,877	4.61%
Noninterest-earning assets	109,395			77,708
Total assets	$2,149,294			$1,786,656
Interest-bearing liabilities
NOW accounts	$215,125	159	0.29%	$240,454	121	0.20%
Savings & money market	899,407	4,106	1.81%	686,609	2,324	1.34%
Time deposits	374,200	2,144	2.27%	328,516	1,483	1.79%
Total interest-bearing deposits	1,488,732	6,409	1.71%	1,255,579	3,928	1.24%
FHLB advances and other borrowings	25,037	218	3.45%	36,151	285	3.13%
Subordinated debentures	13,642	150	4.36%	13,403	151	4.47%
Total interest-bearing liabilities	1,527,411	6,777	1.76%	1,305,133	4,364	1.33%
Noninterest-bearing liabilities	428,444			317,423
Shareholders’ equity	193,439			164,100
Total liabilities and shareholders’ equity	$2,149,294			$1,786,656
Net interest spread			2.92%			3.28%
Net interest income (tax equivalent) / margin		$17,292	3.36%		$15,513	3.60%
Less: tax-equivalent adjustment(2)		13			12
Net interest income		$17,279			$15,501
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.36% for the three months ended September 30, 2019 compared to 3.60% for the third quarter of 2018. The 24 basis point decrease in net interest margin was driven by the increase in rate on our interest-bearing liabilities, partially offset by the increased rate on our interest-earning assets as compared to the prior year period. Our average interest-earning assets grew by $331.0 million during the third quarter of 2019 as compared to the same period in 2018, while the average yield on these assets increased by seven basis points. In addition, our average interest-bearing liabilities grew by $222.3 million during the 2019 period while the rate on these liabilities increased 43 basis points to 1.76% for the three months ended September 30, 2019.

The increase in average interest-earning assets for the three months ended September 30, 2019 as compared to the same period in 2018 related primarily to increases of $248.2 million and $66.6 million in our average loan balances and federal funds sold and interest-bearing deposits with banks balances, respectively. The seven basis point increase in yield on these assets was driven by a 15 basis point increase in our loan yield due to loans being originated or renewed at market rates which are higher than those in the past; however, the higher average federal funds sold and interest-bearing deposits with banks and investment securities balances partially offset the impact of the higher loan yield on the overall yield of our interest-earning assets.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $233.2 million increase in our interest-bearing deposits at an average rate of 1.71%, a 47 basis point increase from the average rate in the third quarter of 2018. The increase in the cost of our deposits is primarily the result of continued competition for deposits within our market areas.

Our net interest spread was 2.92% for the three months ended September 30, 2019 compared to 3.28% for the same period in 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The seven basis point increase in yield on our interest-earning assets and the 43 basis point increase in rate on our interest-bearing liabilities, resulted in the 36 basis point decrease in our net interest spread for the 2019 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the competitive rate environment around our deposits and the potential for additional rate cuts by the Federal Reserve.

	For the Nine Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$71,539	$1,288	2.41%	$73,108	$980	1.79%
Investment securities, taxable	76,451	1,547	2.71%	62,530	1,147	2.45%
Investment securities, nontaxable(2)	5,270	152	3.86%	6,047	179	3.96%
Loans(3)	1,781,308	65,804	4.94%	1,512,625	53,314	4.71%
Total interest-earning assets	1,934,568	68,791	4.75%	1,654,310	55,620	4.50%
Noninterest-earning assets	96,917			76,091
Total assets	$2,031,485			$1,730,401
Interest-bearing liabilities
NOW accounts	$200,211	386	0.26%	$238,177	315	0.18%
Savings & money market	843,468	11,285	1.79%	651,306	6,000	1.23%
Time deposits	375,838	6,288	2.24%	324,443	3,876	1.60%
Total interest-bearing deposits	1,419,517	17,959	1.69%	1,213,926	10,191	1.12%
FHLB advances and other borrowings	27,136	691	3.40%	33,349	805	3.23%
Subordinated debentures	13,484	470	4.66%	13,403	427	4.26%
Total interest-bearing liabilities	1,460,137	19,120	1.75%	1,260,678	11,423	1.21%
Noninterest-bearing liabilities	386,104			311,664
Shareholders’ equity	185,244			158,059
Total liabilities and shareholders’ equity	$2,031,485			$1,730,401
Net interest spread			3.00%			3.29%
Net interest income (tax equivalent) / margin		$49,671	3.43%		$44,197	3.57%
Less: tax-equivalent adjustment(2)		35			42
Net interest income		$49,636			$44,155
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis, was 3.43% for the nine months ended September 30, 2019 compared to 3.57% for the first nine months of 2018. The 14 basis point decrease in net interest margin was driven by the increase in rate on our interest-bearing liabilities, partially offset by the increased rate on our interest-earning assets as compared to the prior year period. Our average interest-earning assets grew by $280.3 million during the same period, with the average yield on these assets increasing by 25 basis points. In addition, our average interest-bearing liabilities grew by $199.5 million, while the rate on these liabilities increased 54 basis points, for the nine months ended September 30, 2019.

The increase in average interest earning assets for the nine months ended September 30, 2019 as compared to the same period in 2018 related primarily to an increase of $268.7 million in our average loan balances. The 25 basis point increase in yield on our interest-earning assets was driven by a 23 basis point increase in our loan yield.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $205.6 million increase in our interest-bearing deposits at an average rate of 1.69%, a 57 basis point increase from the average rate for the first nine months of 2018.

Our net interest spread was 3.00% for the nine months ended September 30, 2019 compared to 3.29% for the same period in 2018. The 29 basis point decrease in our net interest spread for the 2019 period was a result of the 54 basis point increase in cost on our interest-bearing liabilities, partially offset by the 25 basis point increase in yield on our interest-earning assets.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2019 vs. 2018				September 30, 2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,986	581	91	3,658	$3,122	627	128	3,877
Investment securities	109	(16)	(4)	89	(60)	121	(17)	44
Federal funds sold and interest-bearing
deposits with banks	328	46	70	444	(84)	114	(41)	(11)
Total interest income	3,423	611	157	4,191	2,978	862	70	3,910
Interest expense
Deposits	822	1,372	287	2,481	357	1,270	217	1,844
FHLB advances and other borrowings	(88)	30	(9)	(67)	(126)	(47)	13	(160)
Subordinated debentures	3	(4)	-	(1)	-	34	-	34
Total interest expense	737	1,398	278	2,413	231	1,257	230	1,718
Net interest income	$2,686	(787)	(121)	1,778	$2,747	(395)	(160)	2,192

Net interest income, the largest component of our income, was $17.3 million for the three months ended September 30, 2019 and $15.5 million for the three months ended September 30, 2018, a $1.8 million, or 11.5%, increase during the third quarter of 2019. The increase in net interest income is due to a $4.2 million increase in interest income, partially offset by a $2.4 million increase in interest expense. During the third quarter of 2019, our average interest-earning assets increased $331.0 million as compared to the same period in 2018, resulting in $3.4 million of additional interest income, while higher rates on our interest-earning assets also increased interest income by $611,000 from the prior year period. In addition, our average interest-bearing liabilities increased by $222.3 million during the third quarter of 2019, but the higher rates on these liabilities had a greater impact on our net interest income with an increase of $1.4 million from the prior year period.

	Nine Months Ended
	September 30, 2019 vs. 2018				September 30, 2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$9,470	2,565	455	12,490	$8,418	1,511	296	10,225
Investment securities	246	112	22	380	(111)	206	(19)	76
Federal funds sold and interest-bearing
deposits with banks	(21)	336	(7)	308	68	324	40	432
Total interest income	9,695	3,013	470	13,178	8,375	2,041	317	10,733
Interest expense
Deposits	1,775	5,104	889	7,768	1,118	3,278	722	5,118
FHLB advances and other borrowings	(150)	44	(8)	(114)	(1,297)	(173)	103	(1,367)
Subordinated debentures	3	40	-	43	-	95	-	95
Total interest expense	1,628	5,188	881	7,697	(179)	3,200	825	3,846
Net interest income	$8,067	(2,175)	(411)	5,481	$8,554	(1,159)	(508)	6,887

Net interest income for the nine months ended September 30, 2019 was $49.6 million compared to $44.2 million for the first nine months ended September 30, 2018, a $5.5 million, or 12.4%, increase during the first nine months of 2019 compared to the same period in 2018. The increase in net interest income is due to a $13.2 million increase in interest income, offset in part by a $7.7 million increase in interest expense. The primary driver of the increase in interest income for the first nine months of 2019 was the $268.7 million increase in average loan balances as compared to the nine months ended September 30, 2018. In contrast, the higher interest rates on our interest-bearing deposits drove the increase in interest expense for the first nine months of 2019 compared to the prior year period.

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

For the three and nine months ended September 30, 2019, we incurred noncash expenses related to the provision for loan losses of $650,000 and $1.3 million, respectively, which resulted in an allowance for loan losses of $15.8 million, or 0.86% of gross loans. For the three and nine months ended September 30, 2018, our provision for loan losses of $400,000 and $1.3 million, respectively, resulted in an allowance for loan losses of $16.1 million, or 1.00% of gross loans. During the past 12 months, our loan balances increased by $218.2 million, while the percentage of our nonperforming loans and classified loans have remained consistent. Factors such as these are also considered in determining the amount of loan loss provision necessary to maintain our allowance for loan losses at an adequate level.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage banking income	$3,055	1,354	7,741	4,311
Service fees on deposit accounts	271	257	802	769
ATM and debit card income	464	381	1,287	1,085
Income from bank owned life insurance	282	221	720	662
Other income	324	320	930	898
Total noninterest income	$4,396	2,533	11,480	7,725

Noninterest income increased $1.9 million, or 73.5%, for the third quarter of 2019 as compared to the same period in 2018. The increase in total noninterest income during the 2019 period resulted primarily from the following:

●	Mortgage banking income increased by $1.7 million, or 125.6%, driven by higher mortgage origination volume during the third quarter of 2019 due in part to the favorable interest rate environment for mortgage loans.
●	ATM and debit card income increased by $83,000, or 21.8%, driven by an increase in transaction volume.
●	Income from bank owned life insurance increased by $61,000, or 27.6%, due to $5 million of purchases made during the end of the second quarter of 2019.

Noninterest income increased $3.8 million, or 48.6%, during the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in total noninterest income during the 2019 period resulted primarily from the following:

●	Mortgage banking income increased $3.4 million, or 79.6%, driven by higher origination volume.
●	ATM and debit card income increased $202,000, or 18.6%, primarily due to an increase in transaction volume.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Compensation and benefits	$7,668	6,599	21,850	18,808
Occupancy	1,416	1,350	4,099	3,763
Outside service and data processing costs	1,073	841	3,078	2,400
Insurance	145	376	743	987
Professional fees	399	275	1,252	1,208
Marketing	237	215	733	652
Other	546	532	1,745	1,554
Total noninterest expense	$11,484	10,188	33,500	29,372

Noninterest expense was $11.5 million for the three months ended September 30, 2019, a $1.3 million, or 12.7%, increase from noninterest expense of $10.2 million for the three months ended September 30, 2018. The increase in noninterest expenses during the 2019 period was driven by the following:

●	Compensation and benefits expense increased $1.1 million, or 16.2%, relating primarily to increases in base compensation, incentive compensation, and benefits expenses. The increases were driven by the cost of 24 additional team members, 12 of which were hired in conjunction with the opening of our new offices in Georgia, North Carolina and South Carolina, and the remainder of which were hired to support client growth.
●	Outside service and data processing fees increased by $232,000, or 27.6%, primarily due to increased electronic banking and software licensing costs.
●	Professional fees increased by $124,000, or 45.1%, driven by an increase in legal and loan and appraisal fees.

Partially offsetting these increases was a decrease in insurance expense of $231,000 primarily due to a credit received from the FDIC in the third quarter of 2019 related to FDIC deposit insurance costs.

Noninterest expense was $33.5 million for the nine months ended September 30, 2019, a $4.1 million, or 14.1%, increase from noninterest expense of $29.4 million for the nine months ended September 30, 2018. The increase in total noninterest expense resulted primarily from the following:

●	Compensation and benefits expense increased $3.0 million, or 16.2%, relating primarily to the addition of 24 additional team members.
●	Outside service and data processing fees increased by $678,000, or 28.3%, primarily due to increased electronic banking and software licensing costs.
●	Other expenses increased by $191,000, or 12.3%, driven by an increase in travel and entertainment and dues and subscriptions expenses.

Our efficiency ratio was 53.0% for the third quarter of 2019 compared to 56.5% for the same period in 2018. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2019 period relates primarily to the increase in interest income and noninterest income, partially offset by the increase in noninterest expense compared to the prior year.

We incurred income tax expense of $2.1 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $5.7 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 21.6% and 22.2% for the nine months ended September 30, 2019 and 2018, respectively. The lower tax rate in the 2019 period relates to the favorable tax impact from various employee stock option transactions that occurred during the second quarter of 2019.

Balance Sheet Review

Investment Securities
At September 30, 2019, the $92.7 million in our investment securities portfolio represented approximately 4.2% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $89.4 million and an amortized cost of $88.9 million, resulting in an unrealized gain of $537,000. At December 31, 2018, the $79.0 million in our investment securities portfolio represented approximately 4.2% of our total assets. At December 31, 2018, we held investment securities available for sale with a fair value of $74.9 million and an amortized cost of $76.1 million for an unrealized loss of $1.2 million.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2019 and 2018 were $1.78 billion and $1.51 billion, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2019 and December 31, 2018 were $1.84 billion and $1.68 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2019, our loan portfolio included $1.52 billion, or 82.7%, of real estate loans. As of December 31, 2018, real estate loans made up 82.3% of our loan portfolio and totaled $1.38 billion. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $174.6 million as of September 30, 2019, of which approximately 43% were in a first lien position, while the remaining balance was second liens, compared to $165.9 million as of December 31, 2018, also of which approximately 43% were in first lien positions with the remaining balance in second liens. The average loan had a balance of approximately $89,000 and a loan to value of 68% as of September 30, 2019, compared to an average loan balance of $88,000 and a loan to value of approximately 70% as of December 31, 2018. Further, 0.6% and 0.1% of our total home equity lines of credit were over 30 days past due as of September 30, 2019 and December 31, 2018, respectively.

Following is a summary of our loan composition at September 30, 2019 and December 31, 2018. During the first nine months of 2019, our loan portfolio increased by $161.1 million, or 9.6%. Our commercial and consumer loan portfolios each experienced growth during the nine months ended September 30, 2019 with an 9.9% increase in commercial loans and a 9.0% increase in consumer loans during the period. Of the $161.1 million in loan growth during the first nine months of 2019, $140.6 million of the increase was in loans secured by real estate, $17.2 million in commercial business loans, and $3.3 million in other consumer loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $373,000, a term of twelve years, and an average rate of 4.56% as of September 30, 2019, compared to a principal balance of $377,000, a term of eleven years, and an average rate of 4.47% as of December 31, 2018.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$392,896	21.4%	$367,018	21.9%
Non-owner occupied RE	481,865	26.2%	404,296	24.1%
Construction	75,710	4.1%	84,411	5.0%
Business	290,154	15.8%	272,980	16.3%
Total commercial loans	1,240,625	67.5%	1,128,705	67.3%

Consumer
Real estate	346,512	18.8%	320,943	19.1%
Home equity	174,611	9.5%	165,937	9.9%
Construction	49,548	2.7%	37,925	2.3%
Other	27,131	1.5%	23,822	1.4%
Total consumer loans	597,802	32.5%	548,627	32.7%
Total gross loans, net of deferred fees	1,838,427	100.0%	1,677,332	100.0%
Less—allowance for loan losses	(15,848)		(15,762)
Total loans, net	$1,822,579		$1,661,570

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2019 and December 31, 2018, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial	$2,161	291
Consumer	2,104	2,998
Nonaccruing troubled debt restructurings	2,763	2,541
Total nonaccrual loans	7,028	5,830
Other real estate owned	-	-
Total nonperforming assets	$7,028	5,830

At September 30, 2019, nonperforming assets were $7.0 million, or 0.32% of total assets and 0.38% of gross loans. Comparatively, nonperforming assets were $5.8 million, or 0.31% of total assets and 0.35% of gross loans at December 31, 2018. Nonaccrual loans were $7.0 million at September 30, 2019, an increase from December 31, 2018. During the first nine months of 2019, ten loans were put on nonaccrual status and six nonaccrual loans were either paid off or returned to accrual status. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2019 and 2018 was approximately $28,000 and $201,000, respectively.

At September 30, 2019 and 2018, the allowance for loan losses represented 225.5% and 270.5% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 95%, of nonperforming loans at September 30, 2019 was secured by real estate. Our nonperforming loans have been written down to approximately 82% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $15.8 million as of September 30, 2019 to be adequate.

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

In addition, at September 30, 2019, 82.7% of our loans were collateralized by real estate and 87% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2019, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2019, impaired loans totaled $12.8 million, for which $4.9 million of these loans had a reserve of approximately $1.5 million allocated in the allowance. During the first nine months of 2019, the average recorded investment in impaired loans was approximately $13.6 million. Comparatively, impaired loans totaled $12.6 million at December 31, 2018, and $6.2 million of these loans had a reserve of approximately $2.0 million allocated in the allowance. During 2018, the average recorded investment in impaired loans was approximately $13.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2019, we determined that we had loans totaling $8.6 million that we considered TDRs. As of December 31, 2018, we had loans totaling $9.3 million that we considered TDRs.

Allowance for Loan Losses
The allowance for loan losses was $15.8 million and $16.1 million at September 30, 2019 and 2018, respectively, or 0.86% of outstanding loans at September 30, 2019 and 1.00% of outstanding loans at September 30, 2018. At December 31, 2018, our allowance for loan losses was $15.8 million, or 0.94% of outstanding loans.

During the nine months ended September 30, 2019, we charged-off $1.2 million of loans and recorded $76,000 of recoveries on loans previously charged-off, for net charge-offs of $1.2 million, or 0.09% of average loans, annualized. Comparatively, we charged-off $1.2 million of loans and recorded $476,000 of recoveries on loans previously charged-off during the first nine months of 2018, resulting in net charge-offs of $683,000, or 0.06% of average loans, annualized. For the year ended December 31, 2018, we had net charge-offs of $1.7 million, or 0.11% of average loans.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended
	September 30,		Year ended
(dollars in thousands)	2019	2018	December 31, 2018
Balance, beginning of period	$15,762	15,523	15,523
Provision	1,250	1,300	1,900
Loan charge-offs	(1,240)	(1,159)	(2,146)
Loan recoveries	76	476	485
Net loan charge-offs	(1,164)	(683)	(1,661)
Balance, end of period	$15,848	16,140	15,762

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

Our retail deposits represented $1.85 billion, or 97.2% of total deposits at September 30, 2019, while our out-of-market, or brokered, deposits represented $53.1 million, or 2.8% of our total deposits at September 30, 2019. At December 31, 2018, retail deposits represented $1.57 billion, or 95.2% of our total deposits, and brokered CDs were $79.3 million, representing 4.8% of our total deposits. Our loan-to-deposit ratio was 97% at September 30, 2019 and 102% at December 31, 2018.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Non-interest bearing	$414,704	346,570
Interest bearing:
NOW accounts	230,676	186,795
Money market accounts	891,784	730,765
Savings	15,912	15,486
Time, less than $100,000	55,501	63,073
Time and out-of-market deposits, $100,000 and over	290,718	305,447
Total deposits	$1,899,295	1,648,136

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.69 billion and $1.43 billion at September 30, 2019, and December 31, 2018, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended
	September 30,
	2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$354,334	-%	$296,737	-%
Interest-bearing demand deposits	200,211	0.26%	238,177	0.18%
Money market accounts	828,083	1.82%	635,269	1.26%
Savings accounts	15,385	0.06%	16,037	0.05%
Time deposits less than $100,000	62,463	1.92%	59,087	1.35%
Time deposits greater than $100,000	313,375	2.30%	265,356	1.65%
Total deposits	$1,773,851	1.35%	$1,510,663	0.90%

During the nine months ended September 30, 2019, our average transaction account balances increased by $211.8 million, or 17.9%, from the nine months ended September 30, 2018, while our average time deposit balances increased by $51.4 million, or 15.8%, during the same nine month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2019 was as follows:

(dollars in thousands)	September 30, 2019
Three months or less	$77,798
Over three through six months	84,461
Over six through twelve months	70,651
Over twelve months	57,808
Total	$290,718

Included in time deposits of $100,000 or more at September 30, 2019 is $43.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.52%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2019 and December 31, 2018 were $209.0 million and $214.0 million, respectively.

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

At September 30, 2019 and December 31, 2018, cash and cash equivalents amounted to $134.5 million and $72.9 million, respectively, or 6.1% and 3.8% of total assets, respectively. The $61.7 million increase in cash and cash equivalents during the first nine months of 2019 was driven by our growth in deposit balances. Our investment securities at September 30, 2019 and December 31, 2018 amounted to $92.7 million and $79.0 million, respectively, or 4.2% of total assets at each period. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at September 30, 2019.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2019 was $383.6 million, based on the Bank’s $2.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2019 and December 31, 2018 we had $228.4 million and $194.7 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2019. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $198.5 million at September 30, 2019 and $173.9 million at December 31, 2018. The $24.6 million increase from December 31, 2018 is primarily related to net income of $20.7 million during the first nine months of 2019, stock option exercises and expenses of $2.6 million, and $1.3 million in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2019 and the year ended December 31, 2018. Since our inception, we have not paid cash dividends.

	September 30, 2019	December 31, 2018
Return on average assets	1.36%	1.27%
Return on average equity	14.91%	13.83%
Return on average common equity	14.91%	13.83%
Average equity to average assets ratio	9.12%	9.15%
Tangible common equity to assets ratio	9.02%	9.15%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2019, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$242,455	13.22%	146,691	8.00%	183,364	10.00%
Tier 1 Capital (to risk weighted assets)	226,607	12.36%	110,018	6.00%	146,691	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	226,607	12.36%	82,514	4.50%	119,186	6.50%
Tier 1 Capital (to average assets)	226,607	10.54%	85,965	4.00%	107,456	5.00%

	December 31, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$198,195	12.16%	$130,368	8.00%	$162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$243,917	13.63%	146,691	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	211,069	11.51%	110,018	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	198,069	10.80%	82,514	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	211,069	9.82%	85,979	4.00%	N/A	N/A

	December 31, 2018
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$203,595	12.49%	130,368	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	187,833	11.53%	97,776	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	174,833	10.73%	73,332	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	187,833	10.14%	74,126	4.00%	N/A	N/A

[1]	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, as a small bank holding company, the Company is not subject to the minimum capital adequacy at the holding company level, unless otherwise advised by the Federal Reserve. The prompt corrective action provisions are only applicable at the Bank level.

On September 30, 2019, the Company sold and issued $23.0 million in aggregate principal amount of its 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 to eligible purchasers in a private offering. The Company intends to use the proceeds from the offering, which were approximately $22.5 million, for general corporate purposes, including providing capital to the Bank and supporting organic growth. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2019, unfunded commitments to extend credit were $422.7 million, of which $108.7 million was at fixed rates and $314.0 million was at variable rates. At December 31, 2018, unfunded commitments to extend credit were $399.4 million, of which approximately $130.5 million was at fixed rates and $269.0 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2019 and December 31, 2018, there were commitments under letters of credit for $9.1 million and $10.0 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(4.43)%
Up 200 basis points	(2.19)%
Up 100 basis points	(0.64)%
Base	-
Down 100 basis points	3.95%
Down 200 basis points	6.65%
Down 300 basis points	4.15%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

INDEX TO EXHIBITS

Exhibit
Number	Description
4.1	Indenture, dated as of September 30, 2019, by and between Southern First Bancshares, Inc. and UMB Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2019, and incorporated herein by reference).

4.2	Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 30, 2019, and incorporated herein by reference).

10.1	Form of Subordinated Note Purchase Agreement, dated as of September 30, 2019, by and among Southern First Bancshares, Inc. and the Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2019, and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of September 30, 2019, by and among Southern First Bancshares, Inc. and the Purchasers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2019, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 1, 2019	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2019	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)